Form 10-K
period 1993-12-31
GRAYBAR ELECTRIC CO INC
filed 1994-03-28
CIK 205402

                                   UNITED STATES                      CONFORMED
                                                                      ---------
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                           COMMISSION FILE NUMBER 0-255

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1993.
                                     -----------------
                                        OR

     (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to           .
                                          ----------    ----------



                          GRAYBAR ELECTRIC COMPANY, INC.
     -----------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                 NEW YORK                           13-0794380
     -----------------------------------------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

     34 North Meramec Avenue, St. Louis, Missouri              63105
     -----------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

     Post Office Box 7231, St. Louis, Missouri                 63177
     -----------------------------------------------------------------------
     (Mailing Address)                                       (Zip Code)

     Registrant's telephone number, including area code    (314) 727-3900
                                                        --------------------

     Securities registered pursuant to Section 12(b) of the Act:  None
                                                                  ----

     Securities registered pursuant to Section 12(g) of the Act:

                     Preferred Stock - Par Value $20

                     Common Stock    - Par Value $1 Per Share with a
                                       Stated Value of $20

                     Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

                     Common Stock
                     outstanding at
                     March 28, 1994  - 4,395,510 Shares

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes (X)    No ( )

           Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 28, 1994, was approximately $87,910,200. Pursuant to a Voting Trust Agreement, dated as of April 15, 1987, approximately 95% of the outstanding shares of Common Stock are held of record by four Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

           The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

           (1)  Annual Report to Shareholders  Part II,
                Items 5-8 for the fiscal year ended
                December 31, 1993.

           (2)  Information Statement relating  Part III,
                Items 10-13 to the 1994 Annual Meeting of
                Shareholders.

                                 PART I
                                 ------

     Item 1.    Business
     -------    --------

           Graybar Electric Company, Inc. (the "Company") is engaged

     internationally in the wholesale distribution of electrical and communications equipment and supplies primarily to contractors,

     industrial plants, independent telephone companies, power

     utilities, and commercial users.  All products sold by the Company are purchased from others.

           The Company was incorporated under the laws of the State of

     New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated.  The location and telephone number of the principal executive offices of the Company are 34 North Meramec Avenue, St. Louis, Missouri

     (314) 727-3900, and the mailing address of the principal executive offices is P.O. Box 7231, St. Louis, Missouri 63177.





     Suppliers
     ---------

           The Company acts as a distributor of the products of more

     than 1,000 manufacturers.  The relationship of the Company with a number of its principal suppliers goes back many years.  It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.

           During 1993, the Company purchased a significant portion of its products from its two largest suppliers.  The termination by either of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the

     Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.





     Products Distributed
     --------------------

           The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products.  The products distributed by the Company are supply materials consisting primarily of products such as wire, conduit, wiring devices,

     tools, motor controls, transformers, lamps, lighting fixtures,

     hardware, power transmission equipment, telephone station

     apparatus, key systems and other telephone equipment, and are sold to customers such as contractors (both industrial and

     residential), industrial plants, independent telephone companies,

     private and public power utilities, and commercial users.

           On December 31, 1993 and 1992, the Company had orders on

     hand which totalled approximately $174,928,000 and $175,792,000,

     respectively.  The Company believes that the small decrease from

     1992 to 1993 is a result of significantly higher sales during the month of December, 1993 than the Company has historically

     experienced. The Company expects that approximately 85% of the orders on hand at December 31, 1993 will be filled within the twelve-month period ending December 31, 1994.  Historically,

     orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

     Marketing
     ---------

           The Company sells its products through a network of distri-

     buting houses located in 17 geographical districts throughout the

     United States.  In each district the Company maintains a main distributing house and a number of branch distributing houses,

     each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located.  The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory.  In addition, the Company maintains four (4) zone warehouses with special inventories so all locations can call upon them for additional items.  The Company also has subsidiary operations with distribution facilities located in

     Mankato, Minnesota, Parsippany and Hackettstown, New Jersey,

     Puerto Rico, Mexico, Panama, Guam, Singapore, Canada and the

     United Arab Emirates.

           The distribution facilities operated by the Company are shown in the following table:

     Location                      Number of
     of Main                       Distributing
     Distributing                  Houses in
     House                         District
     ------------                  ------------

     Boston, MA.............................  9
     Cincinnati, OH.........................  8
     Dallas, TX............................. 21
     Glendale Heights, IL................... 14
     Los Angeles, CA ....................... 10
     Miami, FL..............................  1
     Minneapolis, MN........................ 16
     New York, N.Y.......................... 10
     Norcross, GA........................... 17
     Philadelphia, PA.......................  7
     Phoenix, AZ............................ 12
     Pittsburgh, PA.........................  8
     Richmond, VA........................... 12
     South San Francisco, CA................ 10
     Seattle, WA............................  8
     St. Louis, MO.......................... 13
     Tampa, FL.............................. 24



     Zone Distributing Houses
     ------------------------
     Bethlehem, PA..........................  1
     Peoria, IL.............................  1
     Shreveport, LA.........................  1
     Upland, CA.............................  1



     Graybar International, Inc.
     ---------------------------
      Puerto Rico...........................  1

     Graybar Minnesota, Inc.
     -----------------------
      Mankato, MN...........................  1

                                   Number of
                                   Distributing
                                   Houses
                                   ------------

     Graybar Free Zone, S.A.
     -----------------------
     Panama.................................. 1

     Graybar de Mexico, S.A. de CV
     -----------------------------
     Juarez, Mexico.......................... 1

     Graybar International Guam, Inc.
     --------------------------------
     Tamuning, Guam.......................... 1

     Graybar-P&M
     -----------
     International PTE, Ltd.
     ----------------------
     Singapore............................... 1

     Graybar Electric Ltd.
     ---------------------
     Canada................................. 21

     Graybar Electirc (Ontario) Ltd.
     -------------------------------
     Canada.................................. 7

     Graybar New Jersey, Inc.
     ------------------------
     Parsippany, NJ.......................... 1
     Hackettstown, NJ........................ 1

     Graybar International (Middle
     -----------------------------
     East) Limited
     -------------
     United Arab Emirates.................... 1

           Where the specialized nature or size of a particular

     shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory.  On a dollar volume basis,

     over one-half of the orders are filled from the Company's

     inventory and the remainder are shipped directly from the supplier to the place of use.  The Company generally finances its inventory from internally generated funds and from long and short-term borrowings.

           The Company distributes its products to more than 150,000

     customers, which fall into five general classes.  The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:




           CLASS OF CUSTOMERS                   PERCENTAGE OF SALES
           ------------------                   -------------------



                                             1993      1992     1991
                                            ------    ------   ------


     Electrical contractors                  40.8%     42.4%    42.8%

     Industrial plants                       31.3      29.9     30.1

     Telecommunication companies             18.7      17.3     16.3

     Private and public power utilities       7.0       7.8      8.5

     Miscellaneous                            2.2       2.6      2.3
                                            ------    ------   ------

                                            100.0%    100.0%   100.0%
                                            ======    ======   ======

           At December 31, 1993, the Company employed approximately

     1,880 persons in sales capacities.  Approximately 880 of these sales personnel were supply sales representatives who work in the field making sales to customers at the work site.  The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.



     Competition
     -----------

           The Company believes that it is the largest distributor of electrical products not affiliated with a manufacturing company,

     and one of the three largest distributors of such products in the

     United States.  The field is highly competitive, and the Company estimates that the three largest distributors of electrical products account for only a small portion of the total market,

     with the balance of the market being accounted for by independent distributors and manufacturers operating on a local, state-wide or regional basis.

           The Company believes that its competitive position is

     primarily a result of its ability to supply its customers through conveniently located distribution facilities with a broad range of electrical and telecommunications supply materials within a short period of time.  Price is also important, particularly where the

     Company is asked to submit bids to contractors in connection with large construction jobs.

     Employees
     ---------

           At December 31, 1993, the Company employed approximately

     5,100 persons on a full-time basis.  Approximately 130 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.



     Item 2.    Properties
     -------    ----------

           As of December 31, 1993 the Company operated offices and

     distribution facilities in 222 locations.  Of these, 131 were owned by the Company, and the balance were leased.  The leases are for varying terms, the majority having a duration of less than five years.

           The Company's distribution facilities consist primarily of warehouse space.  A small portion of the space in each facility is used for offices.  Distribution facilities vary in size from approximately 3,000 square feet to 152,000 square feet, the average being 30,000 square feet.

           As of December 31, 1993, approximately $48.6 million in debt of the Company was secured by mortgages on thirty-four buildings.

     Twenty of these facilities are subject to a first mortgage securing a 12 1/4% note, of which approximately $14.5 million in principal amount remains outstanding.  Seven of these facilities are subject to a first mortgage securing a 9 23/100% note, of which $30.0 million in principal amount remains outstanding.

     Distribution houses in Norcross, Georgia; Salt Lake City, Utah;

     Pinellas County and Polk County, Florida; Tucson, Arizona;

     Beaumont, Texas and Glendale Heights, Illinois are subject to mortgages securing Industrial Revenue Bonds at variable interest rates with payments totaling $4.1 million due periodically to

     2004.



     Item 3.    Legal Proceedings
     -------    -----------------

           The Company has been named, together with numerous other

     companies, as a co-defendant in actions by approximately 1,700 plaintiffs which have been filed in various federal and state courts in Arkansas, California, Louisiana, Maryland, Mississippi,

     New Hampshire, New Jersey, New York, Ohio, Pennsylvania,

     Washington, and West Virginia.  The plaintiffs allege personal injuries due to exposure to asbestos products and seek substantial damages.  The majority of the complaints do not identify any products containing asbestos  allegedly sold by the Company.

     However, since all products sold by the Company have been and are purchased from suppliers, if a plaintiff were to successfully establish an asbestos-related injury claim with respect to a product sold by the Company, the Company believes it would normally have a claim against its supplier.  Furthermore, the

     Company believes it has product liability insurance coverage available to cover these claims.  Accordingly, based on

     information now known to the Company, in the opinion of management the ultimate disposition of the asbestos-related claims against the Company will not have a materially adverse effect on the

     Company's financial position.

     Item 4.    Submission of Matters to a Vote of Security
     -------    Holders
                -------------------------------------------

                No matter was submitted to a vote of shareholders

     during the fourth quarter of the fiscal year covered by this

     Annual Report on Form 10-K.



                                 PART II
                                 -------



     Item 5.    Market for the Registrant's Common Stock
     -------    and Related Shareholder Matters
                ----------------------------------------

                The Company is wholly owned by its active and retired

     employees, and there is no public trading market for its Common

     Stock, par value $1 per share with a stated value of $20 per share.  No shareholder may sell, transfer or otherwise dispose of shares of Common Stock without first offering the Company the option to purchase such shares at the price at which they were issued.  The Company also has the option to purchase the Common

     Stock of any shareholder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension.  In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.

           The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital

     Stock Data" and "Dividend Data" on page 1 of the Company's Annual

     Report to Shareholders for the year ended December 31, 1993, (the

     "1993 Annual Report") furnished to the Securities and Exchange

     Commission (the "Commission") pursuant to Rule 14c-3 under the

     Securities Exchange Act of 1934, as amended (the "Exchange Act"),

     and such information is incorporated herein by reference.

     Currently there are no restrictions in the Company's Restated

     Certificate of Incorporation or its debt instruments that limit the Company's ability to pay dividends on its Common Stock or that the Company reasonably believes would be likely to limit

     materially the future payment of such dividends.



     Item 6.    Selected Financial Data
     -------    -----------------------

                The selected financial data for the Company as of

     December 31, 1993 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 11 of the 1993 Annual Report and is incorporated herein by reference.



     Item 7.    Management's Discussion and Analysis of
     -------    Financial Condition and Results of Operations
                ---------------------------------------------

                Management's discussion and analysis required to be

     included pursuant to this Item 7 is included under the caption

     "Management's Discussion and Analysis of Financial Condition and

     Results of Operations" on pages 12 and 13 of the 1993 Annual

     Report and is incorporated herein by reference.



     Item 8.    Financial Statements and Supplementary Data
     -------    -------------------------------------------

                The financial statements required by this Item 8 are

     listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."

     Such financial statements specifically referenced from the 1993

     Annual Report in such list are incorporated herein by reference.

     There is no supplementary financial information required by this item which is applicable to the Company.



     Item 9.    Disagreements on Accounting and Financial
     ------     Disclosure
                -----------------------------------------



                None.



                                PART III
                                --------



     Item 10.   Directors and Executive Officers of the
     -------    Registrant
                ---------------------------------------

                The information with respect to the directors and

     executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and

     Executive Officers -- Nominees for Election as Directors" in the

     Company's Information Statement relating to the 1994 Annual

     Meeting (the "Information Statement"), to be filed with the

     Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.



     Item 11.   Executive Compensation
     --------   ----------------------

                The information with respect to executive compensation

     required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation" and "Pension Plan" in the Information Statement and is incorporated herein by reference.

     Item 12.   Security Ownership of Certain
     -------    Beneficial Owners and Management
                --------------------------------

                The information with respect to the security ownership

     of beneficial owners of more than 5% of the Common Stock, the directors of the Company and all directors and officers of the

     Company, which is required to be included pursuant to this Item

     12, will be included in the introductory language and under the caption "Directors and Executive Officers -- Nominees for Election

     as Directors" in the Information Statement and is incorporated herein by reference.



     Item 13.   Certain Relationships
     -------    and Related Transactions
                ------------------------

                The information with respect to any reportable

     transactions, business relationships and indebtedness between the

     Company and the beneficial owners of more than 5% of the Common

     Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals, required to be included pursuant to this Item 13, will be included under the caption "Directors and

     Executive Officers" in the Information Statement and is

     incorporated herein by reference.

                                 PART IV
                                 -------



     Item 14.   Exhibits, Financial Statement Schedules,
     --------   and Reports on Form 8-K
                ----------------------------------------

           (a)  Documents filed as part of this report:
                --------------------------------------

                     The following financial statements and Report of

                Independent Accountants are included on the indicated

                pages in the 1993 Annual Report and are incorporated by

                reference in this Annual Report on Form 10-K:



                1.  Index to Financial Statements
                    -----------------------------

                    (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1993 (page 14).

                   (ii)  Consolidated Balance Sheets, as of
                         December 31, 1993 and December 31, 1992
                         (page 15).

                  (iii)  Consolidated Statements of Cash Flows
                         for each of the three years ended
                         December 31, 1993 (page 16).

                   (iv) Notes to Consolidated Financial Statements (pages 17 to 20).

                    (v) Report of Independent Accountants relating to above mentioned financial statements and notes for each of the three years ended December 31, 1993 (page 21).

                2.   Index to Financial Schedules
                     ----------------------------

                The following schedules for each of the three years

 ended December 31, 1993, to the Financial Statements and Report of

 Independent Accountants thereon is included on the indicated pages in this Annual Report on Form 10-K:

                    (i)  Schedule V.  Property, Plant and Equipment
                         (page 21).
                   (ii) Schedule VI. Accumulated Depreciation of Property, Plant and Equipment (page 22).
                  (iii)  Schedule VIII.  Reserves (page 23).
                   (iv)  Report of Independent Accountants on
                         Financial Statement Schedules (page 20).

                All schedules other than those indicated above are

     omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.



                3.  Exhibits
                    --------

                The following exhibits required to be filed as part of

     this Annual Report on Form 10-K have been included:



                (3)  Articles of incorporation and by-laws

                     (i) Restated Certificate of Incorporation dated March 9, 1984 filed as exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 (Commission File No. 0-255) and incorporated herein by reference.

                    (ii) By-laws as amended through August 1, 1991 filed as exhibit 6(a)(19) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (Commission File
                          No. 0-255) and incorporated herein by
                          reference.

           (4)and(9) Instruments defining the rights of security holders, including indentures and voting trust agreements.

                          Voting Trust Agreement dated as of April 15,
                     1987, attached as Annex A to the Prospectus, dated January 20, 1987, constituting a part of the Registration Statement on Form S-13 (Registration No. 2-57861) and incorporated herein by reference.

                          The Company hereby agrees to furnish to the
                     Commission upon request a copy of each instrument omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

               (10)  Material contracts.

                     (i)     Management Incentive Plan, filed as
                     Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.

               (13) Annual Report to Shareholders for 1993 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

               (21)  List of subsidiaries of the Company.

           (b)  Reports on Form 8-K:
                -------------------

                No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1993.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 of the Securities
 Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 1994.

                               GRAYBAR ELECTRIC COMPANY, INC.



                               By  /s/   E. A. McGRATH
                                  ----------------------------
                                   (E. A. McGrath, President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 28, 1994.


 /s/E. A. McGRATH                        Director and President
 ---------------------
   (E. A. McGrath)                       (Principal Executive Officer
                                         and Principal Financial
                                         Officer)


 /s/J. R. SEATON                         Director, Vice President
 --------------------
   (J. R. Seaton)                        and Comptroller (Principal
                                         Accounting Officer)


 /s/J. R. HADE                           Director
 ---------------------
   (J. R. Hade)


 /s/C. L. HALL                           Director
 ---------------------
   (C. L. Hall)


 /s/R. H. HANEY                          Director
 ---------------------
   (R. H. Haney)


 /s/G. W. HARPER                         Director
 --------------------
   (G. W. Harper)

 /s/F. L. HIPP                           Director
 ---------------------
   (F. L. Hipp)


 /s/R. L. MYGRANT                        Director
 ---------------------
   (R. L. Mygrant)


 /s/I. ORLOFF                            Director
 ---------------------
   (I. Orloff)


 /s/R. A. REYNOLDS                       Director
 ---------------------
   (R. A. Reynolds)


 /s/A. A. THOMPSON                       Director
 ---------------------
   (A. A. Thompson)


 /s/G. S. TULLOCH, JR.                   Director
 ---------------------
   (G. S. Tulloch, Jr.)


 /s/J. F. VAN PELT                       Director
 ---------------------
   (J. F. Van Pelt)


 /s/J. W. WOLF                           Director
 ---------------------
   (J. W. Wolf)

Price Waterhouse


                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Graybar Electric Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 18, 1994 appearing on page 21 of the 1993 Annual
Report to Shareholders of Graybar Electric Company, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse
...............................
PRICE WATERHOUSE

St. Louis, Missouri
February 18, 1994

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                    SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT


                        Balance at                                   Balance at
                       Beginning of    Additions                      Close of
 Classification           Period        at Cost      Retirements       Period
 --------------        ------------   ------------   ------------   ------------


                           YEAR ENDED DECEMBER 31, 1993
                           ----------------------------

 Land                   16,787,000         25,000            -0-     16,812,000
 Buildings             116,972,000      4,502,000       (135,000)   121,339,000
 Furniture & Fixtures   62,058,000      8,737,000     (2,129,000)    68,666,000
 Capital Equipment
   Leases               29,612,000            -0-            -0-     29,612,000

 TOTAL                 225,429,000     13,264,000     (2,264,000)   236,429,000


                           YEAR ENDED DECEMBER 31, 1992
                           ----------------------------

 Land                   16,112,000        675,000            -0-     16,787,000
 Buildings             114,904,000      3,509,000     (1,441,000)   116,972,000
 Furniture & Fixtures   59,540,000      5,442,000     (2,924,000)    62,058,000
 Capital Equipment
   Leases               24,005,000      5,607,000            -0-     29,612,000

 TOTAL                 214,561,000     15,233,000     (4,365,000)   225,429,000


                           YEAR ENDED DECEMBER 31, 1991
                           ----------------------------

 Land                   16,103,000          9,000            -0-     16,112,000
 Buildings             110,754,000      4,257,000       (107,000)   114,904,000
 Furniture & Fixtures   63,643,000      5,940,000    (10,043,000)    59,540,000
 Capital Equipment
   Leases               24,005,000            -0-            -0-     24,005,000

 TOTAL                 214,505,000     10,206,000    (10,150,000)   214,561,000

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                   SCHEDULE VI
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


                                       Additions
                        Balance at      charged                      Balance at
                       Beginning of     to Costs                      Close of
 Classification           Period      and Expenses   Retirements       Period
 --------------        ------------   ------------   ------------   ------------


                           YEAR ENDED DECEMBER 31, 1993
                           ----------------------------

 Buildings              39,563,000      4,153,000       (114,000)    43,602,000
 Furniture & Fixtures   33,311,000      6,338,000     (1,873,000)    37,776,000
 Capital Equipment
   Leases               14,228,000      3,888,000            -0-     18,116,000

 TOTAL                  87,102,000     14,379,000     (1,987,000)    99,494,000


                           YEAR ENDED DECEMBER 31, 1992
                           ----------------------------

 Buildings              36,398,000      3,840,000       (675,000)    39,563,000
 Furniture & Fixtures   29,811,000      6,059,000     (2,559,000)    33,311,000
 Capital Equipment
   Leases               10,398,000      3,830,000            -0-     14,228,000

 TOTAL                  76,607,000     13,729,000     (3,234,000)    87,102,000


                           YEAR ENDED DECEMBER 31, 1991
                           ----------------------------

 Buildings              32,540,000      3,958,000       (100,000)    36,398,000
 Furniture & Fixtures   32,761,000      4,637,000     (7,587,000)    29,811,000
 Capital Equipment
   Leases                7,210,000      3,188,000            -0-     10,398,000

 TOTAL                  72,511,000     11,783,000     (7,687,000)    76,607,000

                             GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                             -----------------------------------------------

                                         SCHEDULE VIII -RESERVES
                                         -----------------------


                      Column A              Column B      Column C        Column D        Column E
                      --------              --------      --------        --------        --------

                                            Balance at    Additions                       Balance
                                            Beginning     Charged to                      at End
                                            of Period       Income        Deductions      of Period
                                            ---------     ----------      ----------      ---------
                Description
                -----------

    FOR THE YEAR ENDED DECEMBER 31, 1993:
      Reserve deducted from assets to
        which it applies-
        Allowance for doubtful accounts     $3,485,000    $ 2,061,000     $ 2,049,000(1)  $3,497,000
        Allowance for cash discounts           464,000      8,290,000       8,306,000(2)     448,000
                                            ----------    -----------     -----------     ----------

                  Total                     $3,949,000    $10,351,000     $10,355,000     $3,945,000
                                            ==========    ===========     ===========     ==========

    FOR THE YEAR ENDED DECEMBER 31, 1992:
      Reserve deducted from assets to
        which it applies-
        Allowance for doubtful accounts     $3,433,000    $ 2,328,000     $ 2,276,000(1)  $3,485,000
        Allowance for cash discounts           415,000      8,292,000       8,243,000(2)     464,000
                                            ----------    -----------     -----------     ----------

                  Total                     $3,848,000    $10,620,000     $10,519,000     $3,949,000
                                            ==========    ===========     ===========     ==========

    FOR THE YEAR ENDED DECEMBER 31, 1991:
      Reserve deducted from assets to
        which it applies-
        Allowance for doubtful accounts     $3,810,000    $ 2,275,000     $ 2,652,000(1)  $3,433,000
        Allowance for cash discounts           591,000      7,994,000       8,170,000(2)     415,000
                                            ----------     ----------      ----------     ----------

                  Total                     $4,401,000    $10,269,000     $10,822,000     $3,848,000
                                            ==========    ===========     ===========     ==========

(F)
    (1)  Amount of trade receivables written off against the reserve provided.
    (2)  Discounts allowed to customers.


                            INDEX TO EXHIBITS

                            INDEX TO EXHIBITS
                            -----------------


                              Exhibits
                              --------

     (3)   Articles of incorporation and by-laws.

                 (i)  Restated Certificate of
           Incorporation dated March 9, 1984............        *

                (ii)  By-laws as amended through
           August 1, 1991...............................        *

 (4)and(9) Instruments defining the rights of security holders, including indentures and voting trust agreements.

                Voting Trust Agreement dated as
           of April 15, l987, attached as Annex A to
           the Prospectus, dated January 20, 1987,
           constituting a part of the Registration
           Statement on Form S-13 (Registration No.
           2-57861).....................................        *

    (10)   Material contracts.

           (i)  Management Incentive Plan, filed as
           Exhibit 4(a)(1) to the Annual Report on
           Form 10-K for the year ended December 31,
           1972 (Commission File No. 0-255), as amended
           by the Amendment effective January 1, 1974,
           filed as Exhibit 13-c to the Registration
           Statement on Form S-1 (Registration No.
           2-51832), the Amendment effective January 1,
           1977, filed as Exhibit 13(d) to the Regis-
           tration Statement on Form S-1 (Registration
           No. 2-59744), and the Amendment effective
           January 1, 1980, filed as Exhibit 5(f) to the
           Registration Statement on Form S-7 (Regis-
           tration No. 2-68938).........................        *

(F)
    -----------------------

           *Incorporated by reference in this Annual Report on Form 10-K.









    (13)   Annual Report to Shareholders for 1993
           (except for those portions which are ex-
           pressly incorporated by reference in this
           Annual Report on Form 10-K, this exhibit is
           furnished for the information of the Com-
           mission and is not deemed to be filed as
           part of this Annual Report on Form 10-K).....

    (21)   List of subsidiaries of the Company..........
