Form 10-Q
period 1994-03-31
GRAYBAR ELECTRIC CO INC
filed 1994-05-12
CIK 205402

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q
                     Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1994
                                   ------------------------

                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________



                           GRAYBAR ELECTRIC COMPANY, INC
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   NEW YORK                                   13 - 0794380
     ----------------------------------------               -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)


      34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                       63105
     ----------------------------------------               -------------------
     (Address of principal executive offices)                    (Zip Code)


       POST OFFICE BOX 7231, ST. LOUIS, MO                         63177
     ----------------------------------------               -------------------
             (Mailing Address)                                   (Zip Code)


    Registrant's telephone number, including area code:     (314) 727 - 3900
                                                         ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES     X           NO
                              -----              -----




    Common Stock Outstanding at April 30, 1994:     4,368,368
                                                ------------------
                                                (Number of Shares)

                                PART I

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)


                                      MARCH 31, 1994     DECEMBER 31, 1993
                                      --------------     -----------------
CURRENT ASSETS

   Cash                                  $ 27,257            $ 17,332
                                      --------------     -----------------
   Trade receivables                      256,270             256,634
                                      --------------     -----------------
   Merchandise inventory                  195,045             167,927
                                      --------------     -----------------
   Other current assets                    10,560              10,099
                                      --------------     -----------------
        Total current assets              489,132             451,992
                                      --------------     -----------------

PROPERTY

   Land                                    17,239              16,812
                                      --------------     -----------------
   Buildings and permanent fixtures       192,936             190,005
                                      --------------     -----------------
   Capital equipment leases                30,416              29,612
                                      --------------     -----------------
   Less-Accumulated depreciation           99,488              99,494
                                      --------------     -----------------
        Net property                      141,103             136,935

DEFERRED FEDERAL INCOME TAXES              14,667              14,446
                                      --------------     -----------------

OTHER ASSETS                                7,465               7,139
                                      --------------     -----------------

                                         $652,367            $610,512
                                      ==============     =================

CURRENT LIABILITIES

   Notes payable to banks                $109,219            $ 82,194
                                      --------------     -----------------
   Current portion of long-term debt       10,353              11,000
                                      --------------     -----------------
   Trade accounts payable                 214,360             193,843
                                      --------------     -----------------
   Income taxes                             3,144                 519
                                      --------------     -----------------
   Other accrued taxes                      6,260               6,375
                                      --------------     -----------------
   Accrued payroll and benefit costs       13,870              27,643
                                      --------------     -----------------
   Dividends payable                           --               4,910
                                      --------------     -----------------
   Other payables and accruals             13,353               5,589
                                      --------------     -----------------
        Total current liabilities         370,559             332,073
                                      --------------     -----------------

POSTRETIREMENT BENEFITS LIABILITY          73,000              73,000
                                      --------------     -----------------

LONG TERM DEBT                             65,343              63,621
                                      --------------     -----------------

                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)

                                                                                 MARCH 31, 1994        DECEMBER 31, 1993
                                                                                 --------------        -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                   SHARES
                                                   ------
                                             1994         1993
                                             ----         ----
Issued to voting trustees                      9,533        9,533
                                          -----------  -----------
In treasury, at cost                            (974)        (378)
                                          -----------  -----------
Outstanding                                    8,559        9,155                        171                    183
                                          -----------  -----------               --------------        -----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 5,000,000 shares
                                                   SHARES
                                                   ------
                                             1994         1993
                                             ----         ----
Issued to voting trustees                  4,246,319    4,239,403
                                          -----------  -----------
Issued to shareholders                       241,113      240,991
                                          -----------  -----------
In treasury, at cost                         (92,808)     (25,507)
                                          -----------  -----------
Outstanding                                4,394,624    4,454,887                     87,892                 89,098
                                          -----------  -----------               --------------        -----------------

Common shares subscribed                                                                 946                  1,088
                                                                                 --------------        -----------------

Retained earnings                                                                     55,352                 52,486
                                                                                 --------------        -----------------

Less-Subscriptions receivable                                                            896                  1,037
                                                                                 --------------        -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                        143,465                141,818
                                                                                 --------------        -----------------

                                                                                    $652,367               $610,512
                                                                                 ==============        =================
See accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                     (Dollars Stated in Thousands)
                 (Except for Share and Per Share Data)

                                                            QUARTER ENDED
                                                     MARCH 31, 1994    MARCH 31, 1993
                                                     --------------    --------------
GROSS SALES, NET OF RETURNS AND ALLOWANCES              $510,302          $458,266
                                                     --------------    --------------
   Less - Cash discounts                                   1,866             1,880
                                                     --------------    --------------

NET SALES                                                508,436           456,386
                                                     --------------    --------------

COST OF MERCHANDISE SOLD                                 412,925           372,292
                                                     --------------    --------------

   Gross profit                                           95,511            84,094
                                                     --------------    --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              82,725            74,119
                                                     --------------    --------------

DEPRECIATION AND AMORTIZATION                              3,730             3,541
                                                     --------------    --------------

   Income from operations                                  9,056             6,434
                                                     --------------    --------------

OTHER INCOME, net                                            752               590
                                                     --------------    --------------

INTEREST EXPENSE                                           2,461             2,685
                                                     --------------    --------------

   Income before provision for income taxes
      and cumulative effect of accounting change           7,347             4,339
                                                     --------------    --------------

PROVISION FOR INCOME TAXES
   Current                                                 3,380             1,702
                                                     --------------    --------------
   Deferred                                                 (221)             (54)
                                                     --------------    --------------
      Total provision for income taxes                     3,159             1,648
                                                     --------------    --------------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                       4,188             2,691
                                                     --------------    --------------

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
ACCOUNTING FOR POSTRETIREMENT BENEFITS                        --           (45,000)
                                                     --------------    --------------

NET INCOME (LOSS)                                       $  4,188          $(42,309)
                                                     ==============    ==============

INCOME PER SHARE OF COMMON STOCK BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)         $    .95          $    .60
                                                     --------------    --------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 2)    $    .95          $  (9.45)
                                                     ==============    ==============

DIVIDENDS
   Preferred - $.25 per share                           $      3          $      3
                                                     --------------    --------------
   Common - $.30 per share                                 1,319             1,366
                                                     --------------    --------------
                                                        $  1,322          $  1,369
                                                     ==============    ==============
      See accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                     (Dollars Stated in Thousands)
                 (Except for Share and Per Share Data)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       1994             1993
                                                                   ------------     ------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of accounting change              $  4,188         $  2,691
                                                                   ------------     ------------

   Adjustments to reconcile income before cumulative effect of accounting change to cash used by operations:
      Depreciation and amortization                                     3,730            3,541
                                                                   ------------     ------------
      Deferred income taxes                                              (221)             (54)
                                                                   ------------     ------------
      Changes in assets and liabilities:
         Trade receivables                                                364           12,098
                                                                   ------------     ------------
         Merchandise inventory                                        (27,118)         (23,618)
                                                                   ------------     ------------
         Other current assets                                            (461)           1,258
                                                                   ------------     ------------
         Other assets                                                    (326)            (221)
                                                                   ------------     ------------
         Trade accounts payable                                        20,517           (7,484)
                                                                   ------------     ------------
         Accrued payroll and benefit costs                            (13,773)         (13,412)
                                                                   ------------     ------------
         Other accrued liabilities                                     10,274            3,264
                                                                   ------------     ------------
                                                                       (7,014)         (24,628)
                                                                   ------------     ------------

   Net cash used by operations                                         (2,826)         (21,937)
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                       32               64
                                                                   ------------     ------------
      Capital expenditures for property                                (3,799)          (3,037)
                                                                   ------------     ------------

   Net cash used by investing activities                               (3,767)          (2,973)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                           27,025           40,502
                                                                   ------------     ------------
      Repayment of long-term debt                                        (767)            (805)
                                                                   ------------     ------------
      Principal payments under capital equipment leases                (2,289)          (2,277)
                                                                   ------------     ------------
      Sale of common stock                                                139            5,852
                                                                   ------------     ------------
      Purchase of treasury stock                                       (1,358)            (614)
                                                                   ------------     ------------
      Dividends paid                                                   (6,232)          (5,907)
                                                                   ------------     ------------

   Net cash flow provided by financing activities                      16,518           36,751
                                                                   ------------     ------------

NET INCREASE IN CASH                                                    9,925           11,841
                                                                   ------------     ------------

CASH, BEGINNING OF YEAR                                                17,332           16,538
                                                                   ------------     ------------

CASH, END OF FIRST QUARTER                                           $ 27,257         $ 28,379
                                                                   ============     ============

See accompanying Notes to Consolidated Financial Statements


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND OTHER INFORMATION
                         -------------------------
                     (Dollars Stated in Thousands)
                 (Except for Share and Per Share Data)


NOTE 1
- ------
     The  condensed  financial statements included  herein  have  been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, the quarterly report includes all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments and independent audit.

     Results for interim periods are not necessarily indicative of results to be expected for the full year.

NOTE 2
- ------

                                                  THREE MONTHS 1994     THREE MONTHS 1993
                                                  -----------------     -----------------
Earnings for Three Months Before
Cumulative Effect of Accounting Change               $    4,188            $    2,691
                                                  -----------------     -----------------

Cumulative Effect on Prior Years of Change
in Accounting for Postretirement Benefits                    --               (45,000)
                                                  -----------------     -----------------

Earnings (Loss) for Three Months                     $    4,188            $  (42,309)
                                                  -----------------     -----------------

Dividends on Preferred Stock                                  3                     3
                                                  -----------------     -----------------

Available for Common Stock                           $    4,185            $  (42,312)
                                                  -----------------     -----------------

Average Common Shares Outstanding                     4,424,680             4,476,362
                                                  -----------------     -----------------

Earnings Per Share Before Cumulative
Effect of Accounting Change                          $      .95            $      .60
                                                  -----------------     -----------------

Earnings (Loss) Per Share                            $      .95            $    (9.45)
                                                  -----------------     -----------------

                  MANAGEMENT'S DISCUSSION & ANALYSIS
                                  OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
                     (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
- ---------------------

     Net sales in the first three months of 1994 were 11.4% higher than in the first three months of 1993. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

     Gross profit in the first three months of 1994 increased $11,417 (13.6%) compared to the first three months of 1993 primarily due to increased sales in the electrical and communication markets together with a generally higher gross profit rate in those markets.

     The increase in selling, general and administrative expenses in the first three months of 1994 compared to the first three months of 1993 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

     Interest charges decreased slightly in the first three months of 1994 compared to the first three months of 1993 primarily due to a reduction in the principal balances of certain elements of long-term debt.

     The combined effect of the increases in gross profits and other income and the decrease in interest charges, together with increases in selling, general and administrative expenses and depreciation and amortization, resulted in an increase in pretax earnings prior to the cumulative effect of the accounting change of $3,008 in the first three months of 1994 compared to the same period in 1993.

     The  Company adopted Statement of Financial Accounting  Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", on January 1, 1993 on the immediate recognition basis. The after-tax impact of the accounting change decreased first quarter 1993 earnings $45,000, or $10.05 per share.

                  MANAGEMENT'S DISCUSSION & ANALYSIS
                                  OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
                     (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

     The financial condition of the Company continues to be strong. At March 31, 1994, current assets exceeded current liabilities by
$118,573, down $1,346 from December 31, 1993. The current assets at March 31, 1994 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

     At March 31, 1994, the Company had available to it unused lines of credit amounting to $139,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1994 through March 31 ranged from a minimum of $72,000 to a maximum of $120,000.

     The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 1994, cash used by operations amounted to $2,826 which was $19,111 less than the cash used by operations in the first three months of 1993. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $139 in the first three months of 1994. Additional cash of approximately $399 will be provided in the remainder of 1994 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

                     PART II:   OTHER INFORMATION
                     ----------------------------



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits furnished in accordance with provisions of Item 7 of Regulation S-K.

             (2)   None
             (4)   None
             (11)  None
             (15)  None
             (18)  None
             (19)  None
             (20)  None
             (23)  None
             (24)  None
             (25)  None
             (28)  None

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     May 12, 1994                         GRAYBAR ELECTRIC COMPANY, INC.
   ----------------
        (Date)

                                                /S/  E. A. McGRATH
                                          ------------------------------
                                                  E. A. McGRATH
                                                    PRESIDENT


                                                /S/  J. R. SEATON
                                          ------------------------------
                                                   J. R. SEATON
                                                  VICE PRESIDENT
                                                 AND COMPTROLLER