Form 10-Q
period 1994-06-30
GRAYBAR ELECTRIC CO INC
filed 1994-08-11
CIK 205402

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q
                     Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1994
                                    -----------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                              GRAYBAR ELECTRIC COMPANY, INC
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     NEW YORK                            13 - 0794380
      ------------------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)


       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                63105
      ------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)


        POST OFFICE BOX 7231, ST. LOUIS, MO                  63177
      ------------------------------------------------------------------------
              (Mailing Address)                            (Zip Code)


      Registrant's telephone number, including area code:   (314)  727 - 3900
                                                          --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X           NO
                             -------            -------



      Common Stock Outstanding at July 31, 1994:         4,351,833
                                                    --------------------
                                                     (Number of Shares)

                                               PART I
                                               ------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                    (Dollars Stated in Thousands)
                               (Except for Share and Per Share Data)

                                             JUNE 30, 1994               DECEMBER 31, 1993
                                         ---------------------       -------------------------
   CURRENT ASSETS

      Cash                                   $      33,800                $      17,332
                                         ---------------------       -------------------------
      Trade receivables                            290,596                      256,634
                                         ---------------------       -------------------------
      Merchandise inventory                        207,708                      167,927
                                         ---------------------       -------------------------
      Other current assets                          10,997                       10,099
                                         ---------------------       -------------------------
           Total current assets                    543,101                      451,992
                                         ---------------------       -------------------------

   PROPERTY

      Land                                          17,327                       16,812
                                         ---------------------       -------------------------
      Buildings and permanent fixtures             195,407                      190,005
                                         ---------------------       -------------------------
      Capital equipment leases                      30,416                       29,612
                                         ---------------------       -------------------------
      Less-Accumulated depreciation                102,941                       99,494
                                         ---------------------       -------------------------
           Net property                            140,209                      136,935
                                         ---------------------       -------------------------

   DEFERRED FEDERAL INCOME TAXES                    14,901                       14,446
                                         ---------------------       -------------------------

   OTHER ASSETS                                      7,936                        7,139
                                         ---------------------       -------------------------

                                             $     706,147                $     610,512
                                         =====================       =========================

   CURRENT LIABILITIES

      Notes payable to banks                 $      80,420                $      82,194
                                         ---------------------       -------------------------
      Current portion of long-term debt             13,083                       11,000
                                         ---------------------       -------------------------
      Trade accounts payable                       250,839                      193,843
                                         ---------------------       -------------------------
      Income taxes                                   2,861                          519
                                         ---------------------       -------------------------
      Other accrued taxes                            6,275                        6,375
                                         ---------------------       -------------------------
      Accrued payroll and benefit costs             19,335                       27,643
                                         ---------------------       -------------------------
      Dividends payable                                 --                        4,910
                                         ---------------------       -------------------------
      Other payables and accruals                   17,758                        5,589
                                         ---------------------       -------------------------
           Total current liabilities               390,571                      332,073
                                         ---------------------       -------------------------

   POSTRETIREMENT BENEFITS LIABILITY                73,375                       73,000
                                         ---------------------       -------------------------

   LONG TERM DEBT                                   94,715                       63,621
                                         ---------------------       -------------------------

                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                   JUNE 30, 1994                DECEMBER 31, 1993
                                                                                 -----------------            ---------------------

   SHAREHOLDERS' EQUITY

   CAPITAL STOCK

      Preferred:
      ---------
      Par value $20 per share
      Authorized 300,000 shares
                                                SHARES
                                                ------
                                        1994                1993
                                        ----                ----
   Issued to voting trustees            9,533               9,533
                                  -------------       -------------
   In treasury, at cost                (1,156)               (378)
                                  -------------       -------------
   Outstanding                          8,377               9,155                            168                            183
                                  -------------       -------------              -----------------            ---------------------

      Common:
      ------
      Stated value $20 per share
      Authorized 5,000,000 shares
                                                SHARES
                                                ------
                                       1994                1993
                                       ----                ----
   Issued to voting trustees        4,252,618           4,239,403
                                  -------------       -------------
   Issued to shareholders             241,241             240,991
                                  -------------       -------------
   In treasury, at cost              (135,183)            (25,507)
                                  -------------       -------------
   Outstanding                      4,358,676           4,454,887                         87,174                         89,098
                                  -------------       -------------              -----------------            ---------------------

   Common shares subscribed                                                                  814                          1,088
                                                                                 -----------------            ---------------------

   Retained earnings                                                                      60,098                         52,486
                                                                                 -----------------            ---------------------

   Less-Subscriptions receivable                                                             768                          1,037
                                                                                 -----------------            ---------------------

      TOTAL SHAREHOLDERS' EQUITY                                                         147,486                        141,818
                                                                                 -----------------            ---------------------

                                                                                   $     706,147                  $     610,512
                                                                                 =================            =====================

See accompanying Notes to Consolidated Financial Statements

                                CONSOLIDATED STATEMENTS OF INCOME
                                ---------------------------------
                                  (Dollars Stated in Thousands)
                             (Except for Share and Per Share Data)

                                                                         QUARTER ENDED
                                                           JUNE 30, 1994                JUNE 30, 1993
                                                       ---------------------        ---------------------
   GROSS SALES, net of returns and allowances              $     591,050                $     512,000
                                                       ---------------------        ---------------------
      Less - Cash discounts                                        2,114                        2,101
                                                       ---------------------        ---------------------

   NET SALES                                                     588,936                      509,899
                                                       ---------------------        ---------------------

   COST OF MERCHANDISE SOLD                                      485,025                      422,211
                                                       ---------------------        ---------------------

      Gross profit                                               103,911                       87,688
                                                       ---------------------        ---------------------

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   86,672                       78,392
                                                       ---------------------        ---------------------

   DEPRECIATION AND AMORTIZATION                                   3,911                        3,622
                                                       ---------------------        ---------------------

      Income from operations                                      13,328                        5,674
                                                       ---------------------        ---------------------

   OTHER INCOME, net                                                 247                          342
                                                       ---------------------        ---------------------

   INTEREST EXPENSE                                                2,945                        2,812
                                                       ---------------------        ---------------------

      Income before provision for income taxes
         and cumulative effect of accounting change               10,630                        3,204
                                                       ---------------------        ---------------------

   PROVISION FOR INCOME TAXES
      Current                                                      4,806                        1,321
                                                       ---------------------        ---------------------
      Deferred                                                      (234)                        (102)
                                                       ---------------------        ---------------------
         Total provision for income taxes                          4,572                        1,219
                                                       ---------------------        ---------------------

   INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                            6,058                        1,985
                                                       ---------------------        ---------------------

   CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
   ACCOUNTING FOR POSTRETIREMENT BENEFITS                             --                           --
                                                       ---------------------        ---------------------

   NET INCOME                                                      6,058                        1,985
                                                       =====================        =====================

   INCOME PER SHARE OF COMMON STOCK BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  $        1.39                $         .44
                                                       ---------------------        ---------------------

   NET INCOME PER SHARE OF COMMON STOCK                    $        1.39                $         .44
                                                       =====================        =====================

   DIVIDENDS
      Preferred - $.25 per share                           $           1                $           2
                                                       ---------------------        ---------------------
      Common - $.30 per share                                      1,311                        1,357
                                                       ---------------------        ---------------------
                                                           $       1,312                $       1,359
                                                       =====================        =====================


See accompanying Notes to Consolidated Financial Statements

                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                       SIX MONTHS ENDED
                                                           JUNE 30, 1994                JUNE 30, 1993
                                                       ---------------------        ---------------------
   GROSS SALES, net of returns and allowances              $   1,101,352                $     970,266
                                                       ---------------------        ---------------------
      Less - Cash discounts                                        3,980                        3,981
                                                       ---------------------        ---------------------

   NET SALES                                                   1,097,372                      966,285
                                                       ---------------------        ---------------------

   COST OF MERCHANDISE SOLD                                      897,950                      794,503
                                                       ---------------------        ---------------------

      Gross profit                                               199,422                      171,782
                                                       ---------------------        ---------------------

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  169,397                      152,511
                                                       ---------------------        ---------------------

   DEPRECIATION AND AMORTIZATION                                   7,641                        7,163
                                                       ---------------------        ---------------------

      Income from operations                                      22,384                       12,108
                                                       ---------------------        ---------------------

   OTHER INCOME, net                                                 999                          932
                                                       ---------------------        ---------------------

   INTEREST EXPENSE                                                5,406                        5,497
                                                       ---------------------        ---------------------

      Income before provision for income taxes
         and cumulative effect of accounting change               17,977                        7,543
                                                       ---------------------        ---------------------

   PROVISION FOR INCOME TAXES
      Current                                                      8,186                        3,023
                                                       ---------------------        ---------------------
      Deferred                                                      (455)                        (156)
                                                       ---------------------        ---------------------
         Total provision for income taxes                          7,731                        2,867
                                                       ---------------------        ---------------------

   INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           10,246                        4,676
                                                       ---------------------        ---------------------

   CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
   ACCOUNTING FOR POSTRETIREMENT BENEFITS                             --                      (45,000)
                                                       ---------------------        ---------------------

   NET INCOME (LOSS)                                              10,246                      (40,324)
                                                       =====================        =====================

   INCOME PER SHARE OF COMMON STOCK BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)         $        2.33                $        1.04
                                                       ---------------------        ---------------------

   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     (NOTE 2)                                              $        2.33                $       (8.96)
                                                       =====================        =====================

   DIVIDENDS
      Preferred - $.50 per share                           $           4                $           5
                                                       ---------------------        ---------------------
      Common - $.60 per share                                      2,630                        2,723
                                                       ---------------------        ---------------------
                                                           $       2,634                $       2,728
                                                       =====================        =====================

See accompanying Notes to Consolidated Financial Statements



                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                        (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      1994                     1993
                                                                 --------------           --------------
   CASH FLOWS FROM OPERATIONS

      Income before cumulative effect of accounting change         $  10,246                $   4,676
                                                                 --------------           --------------

      Adjustments to reconcile income before cumulative effect of accounting change to cash used by operations:
         Depreciation and amortization                                 7,641                    7,163
                                                                 --------------           --------------
         Deferred income taxes                                          (455)                    (156)
                                                                 --------------           --------------
         Changes in assets and liabilities:
            Trade receivables                                        (33,962)                  (3,854)
                                                                 --------------           --------------
            Merchandise inventory                                    (39,781)                 (10,046)
                                                                 --------------           --------------
            Other current assets                                        (898)                   1,607
                                                                 --------------           --------------
            Other assets                                                (797)                     112
                                                                 --------------           --------------
            Trade accounts payable                                    56,996                    5,096
                                                                 --------------           --------------
            Accrued payroll and benefit costs                         (8,308)                  (9,918)
                                                                 --------------           --------------
            Other accrued liabilities                                 14,786                    7,026
                                                                 --------------           --------------
                                                                      (4,778)                  (2,970)
                                                                 --------------           --------------

      Net cash provided by operations                                  5,468                    1,706
                                                                 --------------           --------------

   CASH FLOWS FROM INVESTING ACTIVITIES

         Proceeds from sale of property                                  103                       61
                                                                 --------------           --------------
         Capital expenditures for property                            (6,887)                  (7,257)
                                                                 --------------           --------------

      Net cash used by investing activities                           (6,784)                  (7,196)
                                                                 --------------           --------------

   CASH FLOWS FROM FINANCING ACTIVITIES

         Net increase (decrease) in notes payable to banks            (1,774)                  14,502
                                                                 --------------           --------------
         Proceeds from long-term debt                                 35,000                   10,000
                                                                 --------------           --------------
         Repayment of long-term debt                                  (3,665)                  (1,589)
                                                                 --------------           --------------
         Principal payments under capital equipment leases            (2,289)                  (2,277)
                                                                 --------------           --------------
         Sale of common stock                                            265                    5,999
                                                                 --------------           --------------
         Purchase of treasury stock                                   (2,209)                  (1,198)
                                                                 --------------           --------------
         Dividends paid                                               (7,544)                  (7,266)
                                                                 --------------           --------------

      Net cash flow provided by financing activities                  17,784                   18,171
                                                                 --------------           --------------

   NET INCREASE IN CASH                                               16,468                   12,681
                                                                 --------------           --------------

   CASH, BEGINNING OF YEAR                                            17,332                   16,538
                                                                 --------------           --------------

   CASH, END OF SECOND QUARTER                                     $  33,800                $  29,219
                                                                 ==============           ==============


See accompanying Notes to Consolidated Financial Statements

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND OTHER INFORMATION
                      ---------------------------
                     (Dollars Stated in Thousands)
                 (Except for Share and Per Share Data)


Note 1
- - ------

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

Note 2
- - ------
                                                         SIX MONTHS 1994                SIX MONTHS 1993
                                                       -------------------            -------------------
   Earnings for Six Months Before
   Cumulative Effect of Accounting Change                 $     10,246                   $      4,676
                                                       -------------------            -------------------


   Cumulative Effect on Prior Years of Change
   in Accounting for Postretirement Benefits                        --                        (45,000)
                                                       -------------------            -------------------

   Earnings (Loss) for Six Months                         $     10,246                   $    (40,324)
                                                       -------------------            -------------------

   Dividends on Preferred Stock                                      4                              5
                                                       -------------------            -------------------

   Available for Common Stock                             $     10,242                   $    (40,329)
                                                       -------------------            -------------------

   Average Common Shares Outstanding                         4,398,034                      4,502,496
                                                       -------------------            -------------------

   Earnings Per Share Before Cumulative
   Effect of Accounting Change                            $       2.33                   $       1.04
                                                       -------------------            -------------------

   Earnings (Loss) Per Share                              $       2.33                   $      (8.96)
                                                       -------------------            -------------------

                  MANAGEMENT'S DISCUSSION & ANALYSIS
                                  OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------
                     (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
- - ---------------------

     Net sales in the first six months of 1994 were 13.6% higher than in the first six months of 1993. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

     Gross profit in the first six months of 1994 increased $27,640 (16.1%) compared to the first six months of 1993 primarily due to increased sales in the electrical and communication markets.

     The increase in selling, general and administrative expenses in the first six months of 1994 compared to the first six months of 1993 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

     Interest charges decreased slightly in the first six months of 1994 compared to the first six months of 1993 primarily due to a reduction in the principal balances of certain elements of long term debt.

     The combined effect of the increases in gross profits and other income and the decrease in interest charges, together with increases in selling, general and administrative expenses and depreciation and amortization, resulted in an increase in pretax earnings prior to the cumulative effect of the accounting change of $10,434 in the first six months of 1994 compared to the same period in 1993.

     The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", on January 1, 1993 on the immediate recognition basis. The after-tax impact of the accounting change decreased six months 1993 earnings $45,000, or $9.99 per share.

                  MANAGEMENT'S DISCUSSION & ANALYSIS
                                  OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------
                     (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
- - ---------------------------------

     The financial condition of the Company continues to be strong. At June 30, 1994, current assets exceeded current liabilities by $152,530, up $32,611 from December 31, 1993. The current assets at June 30, 1994 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

     At June 30, 1994, the Company had available to it unused lines of credit amounting to $121,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1994 through June 30 ranged from a minimum of $69,000 to a maximum of $132,000.

     The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In May, 1994, the Company received the proceeds from a ten-year note for $35,000 at a fixed interest rate of 6.25% with principal payable in five equal annual installments in each of the years 2000 through 2004. The note agreement has various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. During the first six months of 1994, cash provided by operations amounted to $5,468 which was $3,762 more than the cash provided by operations in the first six months of 1993. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $265 in the first six months of 1994. Additional cash of approximately $273 will be provided in the remainder of 1994 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

                   PART II:   OTHER INFORMATION
                   ----------------------------

Item 4.      Submission of Matters to a Vote of Security Holders.

                  The annual meeting of shareholders occurred on June 9,
             1994. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 4,130,406 votes for and 1,636 votes against.

                   1.   J. R. Hade
                   2.   C. L. Hall
                   3.   R. H. Haney
                   4.   G. W. Harper
                   5.   F. L. Hipp
                   6.   E. A. McGrath
                   7.   R. L. Mygrant
                   8.   R. D. Offenbacher
                   9.   I. Orloff
                  10.   R. A. Reynolds
                  11.   J. R. Seaton
                  12.   A. A. Thompson
                  13.   G. S. Tulloch, Jr.
                  14.   J. F. Van Pelt
                  15.   J. W. Wolf

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


   August 11, 1994                       GRAYBAR ELECTRIC COMPANY, INC.
- - -------------------------
         (Date)


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