Form 10-Q
period 1994-09-30
GRAYBAR ELECTRIC CO INC
filed 1994-11-10
CIK 205402

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-Q
                      Commission File Number 0-255


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 30, 1994
                                      --------------------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -----------

                        GRAYBAR ELECTRIC COMPANY, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                NEW YORK                                13 - 0794380
- - --------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.


    34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                 63105
- - --------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


     POST OFFICE BOX 7231, ST. LOUIS, MO                   63177
- - --------------------------------------------------------------------------
              (Mailing Address)                         (Zip Code)


Registrant's telephone number, including area code:     (314)  727-3900
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


                         YES     X           NO
                              -------            -------


 Common Stock Outstanding at October 31, 1994:        4,326,940
                                               ------------------------
                                                  (Number of Shares)

                                               PART I
                                               ------
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                            SEPTEMBER 30, 1994     DECEMBER 31, 1993
                                            ==================     =================
CURRENT ASSETS
   Cash                                        $   34,528             $  17,332
                                            ------------------     -----------------
   Trade receivables                              305,291               256,634
                                            ------------------     -----------------
   Merchandise inventory                          213,087               167,927
                                            ------------------     -----------------
   Other current assets                            11,162                10,099
                                            ------------------     -----------------
        Total current assets                      564,068               451,992
                                            ------------------     -----------------

PROPERTY

   Land                                            18,231                16,812
                                            ------------------     -----------------
   Buildings and permanent fixtures               202,572               190,005
                                            ------------------     -----------------
   Capital equipment leases                        30,416                29,612
                                            ------------------     -----------------
   Less-Accumulated depreciation                  106,222                99,494
                                            ------------------     -----------------
        Net property                              144,997               136,935
                                            ------------------     -----------------

DEFERRED FEDERAL INCOME TAXES                      15,250                14,446
                                            ------------------     -----------------

OTHER ASSETS                                        8,207                 7,139
                                            ------------------     -----------------

                                               $  732,522             $ 610,512
                                            ==================     =================

CURRENT LIABILITIES

   Notes payable to banks                      $   92,381             $  82,194
                                            ------------------     -----------------
   Current portion of long-term debt               13,207                11,000
                                            ------------------     -----------------
   Trade accounts payable                         248,607               193,843
                                            ------------------     -----------------
   Income taxes                                     3,550                   519
                                            ------------------     -----------------
   Other accrued taxes                              7,516                 6,375
                                            ------------------     -----------------
   Accrued payroll and benefit costs               25,509                27,643
                                            ------------------     -----------------
   Dividends payable                                  ---                 4,910
                                            ------------------     -----------------
   Other payables and accruals                     23,512                 5,589
                                            ------------------     -----------------
        Total current liabilities                 414,282               332,073
                                            ------------------     -----------------

POSTRETIREMENT BENEFITS LIABILITY                  73,750                73,000
                                            ------------------     -----------------

LONG TERM DEBT                                     92,223                63,621
                                            ------------------     -----------------


                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                                    SEPTEMBER 30, 1994     DECEMBER 31, 1993
                                                                                    ==================     =================
                                              (C>
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                          SHARES
                                                          ------
                                                 1994              1993
                                                 ----              ----

Issued to voting trustees                         9,533            9,533
                                             -------------     --------------
In treasury, at cost                             (1,220)            (378)
                                             -------------     --------------
Outstanding                                       8,313            9,155                  166                   183
                                             -------------     --------------    -----------------      ----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 5,000,000 shares

                                                        SHARES
                                                        ------
                                                 1994              1993
                                                 ----              ----

Issued to voting trustees                     4,259,156        4,239,403
                                             -------------     --------------
Issued to shareholders                          241,349          240,991
                                             -------------     --------------
In treasury, at cost                           (165,356)         (25,507)
                                             -------------     --------------
Outstanding                                   4,335,149         4,454,887              86,703                89,098
                                             -------------     --------------    -----------------      ----------------

Common shares subscribed                                                                  683                 1,088
                                                                                 -----------------      ----------------

Retained earnings                                                                      65,350                52,486
                                                                                 -----------------      ----------------

Less-Subscriptions receivable                                                             635                 1,037
                                                                                 -----------------      ----------------

   Total shareholders' equity                                                         152,267               141,818
                                                                                 -----------------      ----------------

                                                                                   $  732,522             $ 610,512
                                                                                 =================      ================


See accompanying Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF INCOME
                                   ---------------------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)

                                                                       QUARTER ENDED
                                                         SEPTEMBER 30, 1994       SEPTEMBER 30, 1993
                                                         ==================       ==================
GROSS SALES, net of returns and allowances                   $  630,323             $  539,080
                                                          -----------------      -------------------
   Less - Cash discounts                                          2,389                  2,135
                                                          -----------------      -------------------

NET SALES                                                       627,934                536,945
                                                          -----------------      -------------------

COST OF MERCHANDISE SOLD                                        517,328                442,960
                                                          -----------------      -------------------

   Gross profit                                                 110,606                 93,985
                                                          -----------------      -------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     92,521                 80,409
                                                          -----------------      -------------------

DEPRECIATION AND AMORTIZATION                                     4,124                  3,636
                                                          -----------------      -------------------

   Income from operations                                        13,961                  9,940
                                                          -----------------      -------------------

OTHER INCOME, net                                                   699                    318
                                                          -----------------      -------------------

INTEREST EXPENSE                                                  3,161                  1,974
                                                          -----------------      -------------------

   Income before provision for income taxes
      and cumulative effect of accounting change                 11,499                  8,284
                                                          -----------------      -------------------

PROVISION FOR INCOME TAXES
   Current                                                        5,293                  3,150
                                                          -----------------      -------------------
   Deferred                                                       (349)                   (290)
                                                          -----------------      -------------------
      Total provision for income taxes                            4,944                  2,860
                                                          -----------------      -------------------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                              6,555                  5,424
                                                          -----------------      -------------------

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
ACCOUNTING FOR POSTRETIREMENT BENEFITS                              ---                    ---
                                                          -----------------      -------------------

NET INCOME                                                        6,555                  5,424
                                                          =================      ===================

INCOME PER SHARE OF COMMON STOCK BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         $   1.51               $   1.20
                                                          -----------------      -------------------

NET INCOME PER SHARE OF COMMON STOCK                           $   1.51               $   1.20
                                                          =================      ===================

DIVIDENDS
   Preferred - $.25 per share                                  $      3               $      2
                                                          -----------------      -------------------
   Common - $.30 per share                                        1,300                  1,351
                                                          -----------------      -------------------
                                                               $  1,303               $  1,353
                                                          =================      ===================


See accompanying Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF INCOME
                                   ---------------------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)

                                                                        NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1994       SEPTEMBER 30, 1993
                                                        ==================       ==================
GROSS SALES, net of returns and allowances                  $  1,731,675            $  1,509,346
                                                        ------------------      --------------------
   Less - Cash discounts                                           6,369                   6,116
                                                        ------------------      --------------------

NET SALES                                                      1,725,306               1,503,230
                                                        ------------------      --------------------

COST OF MERCHANDISE SOLD                                       1,415,278               1,237,463
                                                        ------------------      --------------------

   Gross profit                                                  310,028                 265,767
                                                        ------------------      --------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     261,918                 232,920
                                                        ------------------      --------------------

DEPRECIATION AND AMORTIZATION                                     11,765                  10,799
                                                        ------------------      --------------------

   Income from operations                                         36,345                  22,048
                                                        ------------------      --------------------

OTHER INCOME, net                                                  1,698                   1,250
                                                        ------------------      --------------------

INTEREST EXPENSE                                                   8,567                   7,471
                                                        ------------------      --------------------

   Income before provision for income taxes
      and cumulative effect of accounting change                  29,476                  15,827
                                                        ------------------      --------------------

PROVISION FOR INCOME TAXES
   Current                                                        13,479                   6,173
                                                        ------------------      --------------------
   Deferred                                                         (804)                   (446)
                                                        ------------------      --------------------
      Total provision for income taxes                            12,675                   5,727
                                                        ------------------      --------------------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                              16,801                  10,100
                                                        ------------------      --------------------

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
ACCOUNTING FOR POSTRETIREMENT BENEFITS                               ---                  45,000
                                                        ------------------      --------------------

NET INCOME (LOSS)                                                 16,801                 (34,900)
                                                        ==================      ====================

INCOME PER SHARE OF COMMON STOCK BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 2)                 $   3.83                $   2.24
                                                        ------------------      --------------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 2)            $   3.83                $  (7.75)
                                                        ==================      ====================

DIVIDENDS
   Preferred - $.75 per share                                   $      7                $      7
                                                        ------------------      --------------------
   Common - $.90 per share                                         3,930                   4,074
                                                        ------------------      --------------------
                                                                $  3,937                $  4,081
                                                        ==================      ====================

See accompanying Notes to Consolidated Financial Statements

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                                       1994                           1993
                                                                                       ====                           ====
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of accounting change                            $  16,801                       $  10,100
                                                                               ------------------              ------------------
   Adjustments to reconcile income before cumulative effect of accounting change to cash provided by operations:
      Depreciation and amortization                                                   11,765                          10,799
                                                                               ------------------              ------------------
      Deferred income taxes                                                             (804)                           (446)
                                                                               ------------------              ------------------
      Changes in assets and liabilities:
         Trade receivables                                                           (48,657)                        (23,796)
                                                                               ------------------              ------------------
         Merchandise inventory                                                       (45,160)                         (9,571)
                                                                               ------------------              ------------------
         Other current assets                                                         (1,063)                          1,493
                                                                               ------------------              ------------------
         Other assets                                                                 (1,068)                            938
                                                                               ------------------              ------------------
         Trade accounts payable                                                       54,764                          32,783
                                                                               ------------------              ------------------
         Accrued payroll and benefit costs                                            (2,134)                         (5,563)
                                                                               ------------------              ------------------
         Other accrued liabilities                                                    22,845                           8,891
                                                                               ------------------              ------------------
                                                                                      (9,512)                         15,528
                                                                               ------------------              ------------------

   Net cash provided by operations                                                     7,289                          25,628
                                                                               ------------------              ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                     133                             138
                                                                               ------------------              ------------------
      Capital expenditures for property                                              (15,829)                         (9,893)
                                                                               ------------------              ------------------

   Net cash used by investing activities                                             (15,696)                         (9,755)
                                                                               ------------------              ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                               10,187                          (3,158)
                                                                               ------------------              ------------------
      Proceeds from long-term debt                                                    35,000                          10,000
                                                                               ------------------              ------------------
      Repayment of long-term debt                                                     (4,521)                         (2,387)
                                                                               ------------------              ------------------
      Principal payments under capital equipment leases                               (3,801)                         (3,393)
                                                                               ------------------              ------------------
      Sale of common stock                                                               399                           6,135
                                                                               ------------------              ------------------
      Purchase of treasury stock                                                      (2,814)                         (1,833)
                                                                               ------------------              ------------------
      Dividends paid                                                                  (8,847)                         (8,619)
                                                                               ------------------              ------------------

   Net cash flow provided (used) by financing activities                              25,603                          (3,255)
                                                                               ------------------              ------------------

NET INCREASE IN CASH                                                                  17,196                          12,618
                                                                               ------------------              ------------------

CASH, BEGINNING OF YEAR                                                               17,332                          16,538
                                                                               ------------------              ------------------

CASH, END OF THIRD QUARTER                                                         $  34,528                       $  29,156
                                                                               ==================              ==================

See accompanying Notes to Consolidated Financial Statements

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND OTHER INFORMATION
                               --------------------------
                              (Dollars Stated in Thousands)
                          (Except for Share and Per Share Data)


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

Note 2
- - ------


                                                   NINE MONTHS 1994                       NINE MONTHS 1993
                                                   ================                       ================

Earnings for Nine Months Before
Cumulative Effect of Accounting Change                 $  16,801                            $  10,100
                                                   ------------------                  ---------------------

Cumulative Effect on Prior Years of Change
in Accounting for Postretirement Benefits                    ---                              (45,000)
                                                   ------------------                  ---------------------

Earnings (Loss) for Nine Months                        $  16,801                            $ (34,900)
                                                   ------------------                  ---------------------

Dividends on Preferred Stock                                   7                                    7
                                                   ------------------                  ---------------------

Available for Common Stock                             $  16,794                            $ (34,907)
                                                   ------------------                  ---------------------

Average Common Shares Outstanding                      4,381,329                            4,504,039
                                                   ------------------                  ---------------------

Earnings Per Share Before Cumulative
Effect of Accounting Change                            $    3.83                            $    2.24
                                                   ------------------                  ---------------------

Earnings (Loss) Per Share                              $    3.83                            $   (7.75)
                                                   ------------------                  ---------------------

                          MANAGEMENT'S DISCUSSION & ANALYSIS
                                         OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                            (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
- - ---------------------

        Net sales in the first nine months of 1994 were 14.8% higher than in the first nine months of 1993. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

        Gross profit in the first nine months of 1994 increased $44,261 (16.7%) compared to the first nine months of 1993 primarily due to increased sales in the electrical and communication markets.

        The increase in selling, general and administrative expenses in the first nine months of 1994 compared to the first nine months of 1993 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

        Interest charges increased in the first nine months of 1994 compared to the first nine months of 1993 primarily due to increased levels of borrowing incurred to finance higher levels of inventories and receivables. Interest rates on 1994 short-term borrowings have been generally higher than for the same period in 1993.

        The combined effect of the increases in gross profits and other income, together with increases in selling, general and administrative expenses, interest charges and depreciation and amortization, resulted in an increase in pretax earnings prior to the cumulative effect of the accounting change of $13,649 in the first nine months of 1994 compared to the same period in 1993.

        The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", on January 1, 1993 on the immediate recognition basis. The after-tax impact of the accounting change decreased nine months 1993 earnings $45,000, or $9.99 per share.

                          MANAGEMENT'S DISCUSSION & ANALYSIS
                                         OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------
                            (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
- - ---------------------------------

       The financial condition of the Company continues to be strong. At September 30, 1994, current assets exceeded current liabilities by $149,786, up $29,867 from December 31, 1993. The current assets at September 30, 1994 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

        At September 30, 1994, the Company had available to it unused lines of credit amounting to $112,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1994 through September 30 ranged from a minimum of $54,000 to a maximum of $132,000.

        The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In May, 1994, the Company received the proceeds from a ten-year note for $35,000 at a fixed interest rate of 6.25% with principal payable in five equal annual installments in each of the years 2000 through 2004. The note agreement has various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. During the first nine months of 1994, cash provided by operations amounted to $7,289 which was $18,339 less than the cash provided by operations in the first nine months of 1993. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $399 in the first nine months of 1994.
Additional cash of approximately $139 will be provided in the remainder of 1994 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

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


             November 10, 1994                GRAYBAR ELECTRIC COMPANY, INC.
         -------------------------
                  (Date)




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