Form 10-K405
period 1994-12-31
GRAYBAR ELECTRIC CO INC
filed 1995-03-27
CIK 205402

                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             FORM 10-K
                   COMMISSION FILE NUMBER 0-255

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1994.
                                     -----------------
                              OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------------------- to -------------------.

                           GRAYBAR ELECTRIC COMPANY, INC.
- -------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

           NEW YORK                                    13-0794380
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

34 North Meramec Avenue, St. Louis, Missouri                 63105
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

  Post Office Box 7231, St. Louis, Missouri                  63177
- -------------------------------------------------------------------------------
              (Mailing Address)                           (Zip Code)

    Registrant's telephone number, including area code:     (314) 727-3900
                                                         -------------------

    Securities registered pursuant to Section 12(b) of the Act:    None
                                                                ----------

    Securities registered pursuant to Section 12(g) of the Act:

       Preferred Stock      -     Par Value $20

       Common Stock       -       Par Value $1 Per Share with a Stated Value
                                  of $20

       Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

       Common Stock outstanding at March 27, 1995  -  4,564,371 Shares

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes (X)    No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 27, 1995, was approximately $91,287,420. Pursuant to a Voting Trust Agreement, dated as of April 15, 1987, approximately 95% of the outstanding shares of Common Stock are held of record by four Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

    The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

    (1) Annual Report to Shareholders Part II, Items 5-8 for the fiscal year ended December 31, 1994.

    (2) Information Statement relating Part III, Items 10-13 to the 1995 Annual Meeting of Shareholders.

                               PART I
                               ------

Item 1.     Business
- -------     --------

       Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical and communications equipment and supplies primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users. All products sold by the Company are purchased by the Company from others.

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

Suppliers
- ---------

       The Company acts as a distributor of the products of more than 1,000 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.

       During 1994, the Company purchased a significant portion of its products from its three largest suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
- --------------------

       The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.

       On December 31, 1994 and 1993, the Company had orders on hand which totalled approximately $189,349,000 and $174,928,000, respectively. The Company believes that the increase from 1993 to 1994 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1994 will be filled within the twelve-month period ending December 31, 1995. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing
- ---------

       The Company sells its products through a network of distributing houses located in 15 geographical districts throughout the United States. In each district the Company maintains a main distributing house and a number of branch distributing houses, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory. In addition, the Company maintains two (2) zone warehouses with special inventories so all locations can call upon them for additional items. The Company also has subsidiary operations with distribution facilities located in Puerto Rico, Mexico, Panama, Guam, Singapore and Canada.

       The distribution facilities operated by the Company are shown in the following table:

 Location of Main    Number of Distributing                                    Number of
Distributing House     Houses in District                                  Distributing Houses
- ------------------   ----------------------                                -------------------
                                          Graybar Holdings Limited
                                          ------------------------
Boston, MA                       9         Canada                                   2
Cincinnati, OH                   9
Dallas, TX                      29        Graybar Electric (Ontario) Ltd.
                                          -------------------------------
Glendale Heights, IL            14         Canada                                   5
Miami, FL                        1
Minneapolis, MN                 17        Graybar Electric Ltd.
                                          ---------------------
New York, NY                    12         Canada                                  21
Norcross, GA                    18
Philadelphia, PA                 7
Phoenix, AZ                     24        Graybar International Guam, Inc.
                                          --------------------------------
Pittsburgh, PA                   8         Tamuning, Guam                           1
Richmond, VA                    13
Seattle, WA                     20        Graybar de Mexico, S.A. de CV.
                                          ------------------------------
St. Louis, MO                   14         Juarez, Mexico                           1
Tampa, FL                       24         Mexico City, Mexico                      1

Zone Distributing                         Graybar-P&M International
- -----------------                         -------------------------
Houses                                    PTE, Ltd.
- ------                                    ---------
Bethlehem, PA                    1         Singapore                                1
Peoria                           1

Graybar International, Inc.               Graybar Free Zone, S.A.
- ---------------------------               -----------------------
Puerto Rico                      1         Panama                                   1

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

       The Company distributes its products to more than 200,000 customers, which fall into five general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

         CLASS OF CUSTOMERS                              PERCENTAGE OF SALES
         ------------------                              -------------------

                                                    1994        1993         1992
                                                 -----------  ---------   ----------
   Electrical contractors                           39.2%       40.8%        42.4%
   Industrial plants                                30.9        31.3         29.9
   Telecommunication companies                      21.7        18.7         17.3
   Private and public power utilities                6.3         7.0          7.8
   Miscellaneous                                     1.9         2.2          2.6
                                                 -----------  ---------   ----------
                                                   100.0%      100.0%       100.0%
                                                 ===========  =========   ==========

      At December 31, 1994, the Company employed approximately 2,100 persons in sales capacities. Approximately 950 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
- -----------

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

   The Company believes that its competitive position is primarily a result of its ability to supply its customers through a network of conveniently located distribution facilities with a broad range of electrical and telecommunications materials within a short period of time. Price is also important, particularly where the Company is asked to submit bids to contractors in connection with large construction jobs.

Employees
- ---------

   At December 31, 1994, the Company employed approximately 5,600 persons on a full-time basis. Approximately 140 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.     Properties
- -------     ----------

   As of December 31, 1994 the Company operated offices and distribution facilities in 238 locations. Of these, 132 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.

   The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 2,400 square feet to 129,000 square feet, the average being approximately 29,000 square feet.

   As of December 31, 1994, approximately $45.2 million in debt of the Company was secured by mortgages on thirty-three buildings. Twenty of these facilities are subject to a first mortgage securing a 12.25% note, of which approximately $12.5 million in principal amount remains outstanding. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $30.0 million in principal amount remains outstanding.

   Distribution houses in Salt Lake City, Utah; Pinellas County and Polk County, Florida; Tucson, Arizona; Beaumont, Texas and Glendale Heights, Illinois are subject to mortgages securing Industrial Revenue Bonds at variable interest rates with payments totaling $2.7 million due periodically to 2004.

Item 3.     Legal Proceedings
- -------     -----------------

   The Company has been named, together with numerous other companies, as a co-defendant in actions by approximately 1,000 plaintiffs which have been filed in various federal and state courts in Arkansas, Louisiana, Maryland, Minnesota, Mississippi, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Washington, and West Virginia. The plaintiffs allege personal injuries due to exposure to asbestos products and seek substantial damages. The majority of the complaints do not identify any products containing asbestos allegedly sold by the Company.

However, since all products sold by the Company have been and are purchased from suppliers, if a plaintiff were to successfully establish an asbestos-related injury claim with respect to a product sold by the Company, the Company believes it would normally have a claim against its supplier. Furthermore, the Company believes it has product liability insurance coverage available to cover these claims. Accordingly, based on information now known to the Company, in the opinion of management the ultimate disposition of the asbestos-related claims against the Company will not have a materially adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

   No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                             PART II
                             -------

Item 5.     Market for the Registrant's Common Stock and Related
- -------     ----------------------------------------------------
            Shareholder Matters
            -------------------

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

       The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, (the "1994 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

       In May, 1994, the Company entered into a ten-year note agreement that includes various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement.

Item 6.     Selected Financial Data
- -------     -----------------------

       The selected financial data for the Company as of December 31, 1994 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 15 of the 1994 Annual Report and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition
- -------     -----------------------------------------------------------
            and Results of Operations
            -------------------------

       Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1994 Annual Report and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
- -------     -------------------------------------------

       The financial statements required by this Item 8 are listed in
Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."

       Such financial statements specifically referenced from the 1994 Annual Report in such list are incorporated herein by reference.
There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.     Disagreements on Accounting and Financial Disclosure
- -------     ----------------------------------------------------

       None.

                              PART III
                              --------

Item 10.    Directors and Executive Officers of the Registrant
- --------    --------------------------------------------------

       The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 1995 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Item 11.    Executive Compensation
- --------    ----------------------

       The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation" and "Pension Plan" in the Information Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
- --------    --------------------------------------------------------------

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

Item 13.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

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

                                  PART IV
                                  -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------    ----------------------------------------------------------------

    (a)     Documents filed as part of this report:
            --------------------------------------

               The following financial statements and Report of
            Independent Accountants are included on the indicated pages in the 1994 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

            1.  Index to Financial Statements
                -----------------------------

                (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended
                      December 31, 1994 (page 18).

                (ii)  Consolidated Balance Sheets, as of December
                      31, 1994 and December 31, 1993 (page 19).

                (iii) Consolidated Statements of Cash Flows for
                      each of the three years ended December 31, 1994 (page 20).

                (iv)  Notes to Consolidated Financial Statements
                      (pages 21 to 24).

                (v) Report of Independent Accountants relating to above mentioned financial statements and notes for each of the three years ended December 31, 1994 (page 25).

            2.  Index to Financial Schedules
                ----------------------------

            The following schedules for each of the three years ended December 31, 1994, to the Financial Statements and Report of
Independent Accountants thereon is included on the indicated pages in this Annual Report on Form 10-K:

               (i)    Schedule IX.  Reserves (page 15).

               (ii) Report of Independent Accountants on Financial Statement Schedules (page 14).

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

          (13) Annual Report to Shareholders for 1994 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

          (21)          List of subsidiaries of the Company.

       (b)        Reports on Form 8-K:
                  --------------------

            No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1994.

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1995.

                                    GRAYBAR ELECTRIC COMPANY, INC.



                                    By  /s/ E. A. McGrath
                                      -----------------------------------------
                                              (E. A. McGRATH, President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 1995.


/s/ E. A. McGrath
- ---------------------------------------          Director and President
 (E. A. McGrath)                                 (Principal Executive Officer
                                                 and Principal Financial
                                                 Officer)
 /s/ J. R. Seaton
- ---------------------------------------          Director, Vice President
 (J. R. Seaton)                                  and Comptroller (Principal
                                                 Accounting Officer)

/s/ J. R. Hade
- ---------------------------------------          Director
 (J. R. Hade)


/s/ C. L. Hall
- ---------------------------------------          Director
 (C. L. Hall)


/s/ R. H. Haney
- ---------------------------------------          Director
 (R. H. Haney)


/s/ G. W. Harper
- ---------------------------------------          Director
 (G. W. Harper)


/s/ R. L. Mygrant
- ---------------------------------------          Director
 (R. L. Mygrant)


/s/ R. D. Offenbacher
- ---------------------------------------          Director
 (R. D. Offenbacher)

/s/ I. Orloff
- ---------------------------------------          Director
 (I. Orloff)


/s/ R. A. Reynolds
- ---------------------------------------          Director
 (R. A. Reynolds)


/s/ A. A. Thompson
- ---------------------------------------          Director
 (A. A. Thompson)


/s/ G. S. Tulloch, Jr.
- ---------------------------------------          Director
 (G. S. Tulloch, Jr.)


/s/ J. F. Van Pelt
- ---------------------------------------          Director
 (J. F. Van Pelt)


/s/ J. W. Wolf
- ---------------------------------------          Director
 (J. W. Wolf)

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES


To The Board of Directors of
Graybar Electric Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 17, 1995 appearing on page 25 of the 1994 Annual Report to Shareholders of Graybar Electric Company, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

St. Louis, Missouri
February 17, 1995

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                          -----------------------------------------------

                                                        SCHEDULE IX-RESERVES
                                                        --------------------
              Column A                      Column B           Column C          Column D           Column E
              --------                      --------           --------          --------           --------

                                            Balance at         Additions                             Balance
                                            Beginning          Charged to                            at End
                                            of Period            Income         Deductions           of Period
                                            ---------          ----------       ----------           ---------

             Description
             -----------

FOR THE YEAR ENDED DECEMBER 31, 1994:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts        $ 3,497,000         $ 2,287,000      $ 1,983,000<F1>      $ 3,801,000
    Allowance for cash discounts               448,000           8,886,000        8,839,000<F2>          495,000
                                           -----------         -----------      -----------          -----------

                  Total                    $ 3,945,000         $11,173,000      $10,822,000          $ 4,296,000
                                           ===========         ===========      ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 1993:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts        $ 3,485,000         $ 2,061,000      $ 2,049,000<F1>      $ 3,497,000
    Allowance for cash discounts               464,000           8,290,000        8,306,000<F2>          448,000
                                           -----------         -----------      -----------          -----------

                  Total                    $ 3,949,000         $10,351,000      $10,355,000          $ 3,945,000
                                           ===========         ===========      ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 1992:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts        $ 3,433,000         $ 2,328,000      $ 2,276,000<F1>      $ 3,485,000
    Allowance for cash discounts               415,000           8,292,000        8,243,000<F2>          464,000
                                           -----------         -----------      -----------          -----------
                  Total                    $ 3,848,000         $10,620,000      $10,519,000          $ 3,949,000
                                           ===========         ===========      ===========          ===========

<F1> Amount of trade receivables written off against the reserve provided.
<F2> Discounts allowed to customers.

                             INDEX TO EXHIBITS

                             INDEX TO EXHIBITS
                             -----------------

                                  Exhibits
                                  --------

       (3)  Articles of incorporation and by-laws.

            (i)   Restated Certificate of Incorporation dated March 9, 1984................<F*>

            (ii)  By-laws as amended through August 1, 1991................................<F*>

(4)and(9) Instruments defining the rights of security holders, including indentures and voting trust agreements.

               Voting Trust Agreement dated as of April 15, l987, attached as
            Annex A to the Prospectus, dated January 20, 1987, constituting a part of the Registration Statement on Form S-13 (Registration No. 2-57861)..........<F*>

     (10)   Material contracts.

            (i)   Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual
            Report on Form 10-K for the year ended December 31, 1972 (Commission File
            No. 0-255), as amended by the Amendment effective January 1, 1974, filed as
            Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-
            51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the
            Amendment effective January 1, 1980, filed as Exhibit 5(f) to the
            Registration Statement on Form S-7 (Registration No. 2-68938)..................<F*>

     (13)   Annual Report to Shareholders for 1994 (except for those portions which are expressly incorporated by reference in this Annual Report on Form
            10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

     (21)   List of subsidiaries of the Company


                                    --------------

     <F*>Incorporated by reference in this Annual Report on Form 10-K.
