Form 10-Q
period 1995-03-31
GRAYBAR ELECTRIC CO INC
filed 1995-05-10
CIK 205402

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q
                Commission File Number 0-255


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          March 31, 1995
                                     -----------------------------

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from--------------- to -----------


                          GRAYBAR ELECTRIC COMPANY, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEW YORK                                    13 - 0794380
- -------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                            Identification No.)


      34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                       63105
- -------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


         POST OFFICE BOX 7231, ST. LOUIS, MO                       63177
- -------------------------------------------------------------------------------
                 (Mailing Address)                              (Zip Code)


Registrant's telephone number, including area code:  (314)  727 - 3900
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


                     YES     X           NO
                           -----             -----




Common Stock Outstanding at April 30, 1995:             4,547,656
                                                 ----------------------
                                                   (Number of Shares)

                             PART I
                             ------

                                    CONSOLIDATED BALANCE SHEETS
                                    ---------------------------
                                   (Dollars Stated in Thousands)
                               (Except for Share and Per Share Data)



                                                        MARCH 31, 1995         DECEMBER 31, 1994
                                                   -----------------------  -----------------------
CURRENT ASSETS

   Cash                                              $            30,553      $            17,144
                                                   -----------------------  -----------------------
   Trade receivables                                             298,877                  301,525
                                                   -----------------------  ----------------------
   Merchandise inventory                                         258,954                  211,482
                                                   -----------------------  ----------------------
   Other current assets                                           11,823                   12,273
                                                   -----------------------  ----------------------
        Total current assets                                     600,207                  542,424
                                                   -----------------------  ----------------------

PROPERTY

   Land                                                           19,601                   19,297
                                                   -----------------------  ----------------------
   Buildings and permanent fixtures                              216,448                  210,623
                                                   -----------------------  ----------------------
   Capital equipment leases                                       21,828                   32,235
                                                   -----------------------  ----------------------
   Less-Accumulated depreciation                                 101,778                  108,722
                                                   -----------------------  ----------------------
        Net property                                             156,099                  153,433
                                                   -----------------------  ----------------------

DEFERRED FEDERAL INCOME TAXES                                     15,624                   15,234
                                                   -----------------------  ----------------------

OTHER ASSETS                                                       9,026                    8,695
                                                   -----------------------  ----------------------

                                                      $          780,956       $          719,786
                                                   =======================  ======================

CURRENT LIABILITIES

   Notes payable to banks                             $          127,824      $            80,488
                                                   -----------------------  ----------------------
   Current portion of long-term debt                              13,897                   13,457
                                                   -----------------------  ----------------------
   Trade accounts payable                                        270,057                  258,656
                                                   -----------------------  ----------------------
   Income taxes                                                    6,003                      ---
                                                   -----------------------  ----------------------
   Other accrued taxes                                             6,794                    7,475
                                                   -----------------------  ----------------------
   Accrued payroll and benefit costs                              15,595                   35,075
                                                   -----------------------  ----------------------
   Dividends payable                                                 ---                    4,801
                                                   -----------------------  ----------------------
   Other payables and accruals                                    18,621                    6,338
                                                   -----------------------  ----------------------
        Total current liabilities                                458,791                  406,290
                                                   -----------------------  ----------------------

POSTRETIREMENT BENEFITS LIABILITY                                 74,285                   74,141
                                                   -----------------------  ----------------------

LONG TERM DEBT                                                    91,998                   90,212
                                                   -----------------------  ----------------------

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                       (Dollars Stated in Thousands)
                                  (Except for Share and Per Share Data)


                                                                                 MARCH 31, 1995       DECEMBER 31, 1994
                                                                               ------------------ -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                                  SHARES
                                                                  ------
                                                             1995       1994
                                                             ----       ----
Issued to voting trustees                                    8,248         8,248
                                                       ------------- -------------
In treasury, at cost                                          (143)          (60)
                                                       ------------- -------------
Outstanding                                                  8,105         8,188            162             164
                                                       ------------- -------------  -------------   -------------
   Common:
   ------
   Stated value $20 per share
   Authorized 5,000,000 shares

                                                                  SHARES
                                                                  ------
                                                             1995       1994
                                                             ----       ----
Issued to voting trustees                                4,352,733     4,347,757
                                                       ------------- -------------
Issued to shareholders                                     250,975       250,893
                                                       ------------- -------------
In treasury, at cost                                       (44,634)       (5,708)
                                                       ------------- -------------
Outstanding                                              4,559,074     4,592,942         91,181          91,859
                                                       -------------  ------------  -------------   -------------
Common shares subscribed                                                                    385             486
                                                                                    -------------   -------------
Retained earnings                                                                        64,500          57,081
                                                                                    -------------   -------------
Less-Subscriptions receivable                                                               346             447
                                                                                    -------------   -------------

   TOTAL SHAREHOLDERS' EQUITY                                                           155,882         149,143
                                                                                    -------------   -------------

                                                                                      $ 780,956       $ 719,786
                                                                                    =============   =============




See accompanying Notes to Consolidated Financial Statements

                                 CONSOLIDATED STATEMENTS OF INCOME
                                 ---------------------------------
                                   (Dollars Stated in Thousands)
                               (Except for Share and Per Share Data)


                                                                     QUARTER ENDED

                                                         MARCH 31, 1995           MARCH 31, 1994
                                                      --------------------      -------------------
GROSS SALES, net of returns and allowances                $  629,551                $  510,302
                                                      --------------------      -------------------
   Less - Cash discounts                                       2,223                     1,866
                                                      --------------------      -------------------
NET SALES                                                    627,328                   508,436
                                                      --------------------      -------------------
COST OF MERCHANDISE SOLD                                     511,616                   412,925
                                                      --------------------      -------------------
   Gross profit                                              115,712                    95,511
                                                      --------------------      -------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  93,073                    82,725
                                                      --------------------      -------------------
DEPRECIATION AND AMORTIZATION                                  4,378                     3,730
                                                      --------------------      -------------------
   Income from operations                                     18,261                     9,056
                                                      --------------------      -------------------
OTHER INCOME, net                                                933                       752
                                                      --------------------      -------------------
INTEREST EXPENSE                                               3,790                     2,461
                                                      --------------------      -------------------
   Income before provision for income taxes                   15,404                     7,347
                                                      --------------------      -------------------

PROVISION FOR INCOME TAXES
   Current                                                     7,003                     3,380
                                                      --------------------      -------------------
   Deferred                                                     (390)                     (221)
                                                      --------------------      -------------------
      Total provision for income taxes                         6,613                     3,159
                                                      --------------------      -------------------

NET INCOME                                                $    8,791                $    4,188
                                                      ====================      ===================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)             $     1.92                $      .89
                                                      ====================      ===================

DIVIDENDS
   Preferred - $.25 per share                             $        2                $        3
                                                      --------------------      -------------------
   Common - $.30 per share                                     1,370                     1,319
                                                      --------------------      -------------------
                                                          $    1,372                $    1,322
                                                      ====================      ===================




See accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                (Dollars Stated in Thousands)
                           (Except for Share and Per Share Data)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                        1995            1994
                                                                 ---------------   ----------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                       $    8,791        $    4,188
                                                                 ---------------   ----------------

   Adjustments to reconcile net income
   to cash used by operations:
      Depreciation and amortization                                      4,378             3,730
                                                                 ---------------   ----------------
      Deferred income taxes                                               (390)             (221)
                                                                 ---------------   ----------------
      Changes in assets and liabilities:
         Trade receivables                                               2,648               364
                                                                 ---------------   ----------------
         Merchandise inventory                                         (47,472)          (27,118)
                                                                 ---------------   ----------------
         Other current assets                                              450              (461)
                                                                 ---------------   ----------------
         Other assets                                                     (331)             (326)
                                                                 ---------------   ----------------
         Trade accounts payable                                         11,401            20,517
                                                                 ---------------   ----------------
         Accrued payroll and benefit costs                             (19,480)          (13,773)
                                                                 ---------------   ----------------
         Other accrued liabilities                                      17,749            10,274
                                                                 ---------------   ----------------
                                                                       (31,047)           (7,014)
                                                                 ---------------   ----------------

   Net cash used by operations                                         (22,256)           (2,826)
                                                                 ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                       198                32
                                                                 ---------------   ----------------
      Capital expenditures for property                                 (7,242)           (3,799)
                                                                 ---------------   ----------------

   Net cash used by investing activities                                (7,044)           (3,767)
                                                                 ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                            47,336            27,025
                                                                 ---------------   ----------------
      Proceeds from long-term debt                                       4,000               ---
                                                                 ---------------   ----------------
      Repayment of long-term debt                                         (828)             (767)
                                                                 ---------------   ----------------
      Principal payments under capital equipment leases                   (946)           (2,289)
                                                                 ---------------   ----------------
      Sale of common stock                                                 101               139
                                                                 ---------------   ----------------
      Purchase of treasury stock                                          (781)           (1,358)
                                                                 ---------------   ----------------
      Dividends paid                                                    (6,173)           (6,232)
                                                                 ---------------   ----------------

   Net cash flow provided by financing activities                       42,709            16,518
                                                                 ---------------   ----------------

NET INCREASE IN CASH                                                    13,409             9,925
                                                                 ---------------   ----------------

CASH, BEGINNING OF YEAR                                                 17,144            17,332
                                                                 ---------------   ----------------

CASH, END OF FIRST QUARTER                                          $   30,553        $   27,257
                                                                 ===============   ================



See accompanying Notes to Consolidated Financial Statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND OTHER INFORMATION
               --------------------------------
                 (Dollars Stated in Thousands)
             (Except for Share and Per Share Data)


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

Note 2
- ------


                                       THREE MONTHS 1995      THREE MONTHS 1994
                                     ---------------------  ---------------------
Earnings for Three Months              $         8,791         $         4,188
                                     ---------------------  ---------------------

Dividends on Preferred Stock                         2                       3
                                     ---------------------  ---------------------

Available for Common Stock             $         8,789         $         4,185
                                     ---------------------  ---------------------

Average Common Shares Outstanding            4,575,015             4,701,223 <F*>
                                     ---------------------  ---------------------

Earnings Per Share                     $          1.92         $         .89 <F*>
                                     ---------------------  ---------------------




<F*> Restated for the declaration of a 6.25% stock dividend in 1994.
     Prior to adjusting for the stock dividend, the average common shares outstanding were 4,424,680.

                MANAGEMENT'S DISCUSSION & ANALYSIS
                                OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
                 (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
- ---------------------

       Net sales in the first three months of 1995 were 23.4% higher than in the first three months of 1994. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

       Gross profit in the first three months of 1995 increased $20,201 (21.2%) compared to the first three months of 1994 primarily due to increased sales in the electrical and communication markets.

       The increase in selling, general and administrative expenses in the first three months of 1995 compared to the first three months of 1994 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

       Interest charges increased in the first three months of 1995 compared to the first three months of 1994 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1995 short-term borrowings have been generally higher than for the same period in 1994.

            The combined effect of the increases in gross profits and other income, together with increases in selling, general and administrative expenses, interest charges and depreciation and amortization, resulted in an increase in pretax earnings of $8,057 in the first three months of 1995 compared to the same period in 1994.

                MANAGEMENT'S DISCUSSION & ANALYSIS
                                OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
                   (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

       The financial condition of the Company continues to be strong. At March 31, 1995, current assets exceeded current liabilities by $141,416, up $5,282 from December 31, 1994. The current assets at March 31, 1995 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

       At March 31, 1995, the Company had available to it unused lines of credit amounting to $91,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1995 through March 31 ranged from a minimum of $77,000 to a maximum of $142,000.

       The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In February, 1995, the Company received the proceeds from a ten-year note for $4,000,000 at a fixed interest rate of 8.53% with principal payable in quarterly installments beginning in June, 1995. During the first three months of 1995, cash used by operations amounted to $22,256 which was $19,430 more than the cash used by operations in the first three months of 1994.
Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $101 in the first three months of 1995. Additional cash of approximately $346 will be provided in the remainder of 1995 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

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


            May 10, 1995                  GRAYBAR ELECTRIC COMPANY, INC.
       --------------------
              (Date)


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