Form 10-Q
period 1995-06-30
GRAYBAR ELECTRIC CO INC
filed 1995-08-10
CIK 205402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                          Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         June 30, 1995
                                      -----------------------------

                                                   OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -------------

                         GRAYBAR ELECTRIC COMPANY, INC
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          NEW YORK                         13 - 0794380
       ------------------------------------------------------------------------
               (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)          Identification No.)


            34 NORTH MERAMEC AVENUE, ST. LOUIS, MO            63105
       ------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


             POST OFFICE BOX 7231, ST. LOUIS, MO              63177
       ------------------------------------------------------------------------
                      (Mailing Address)                     (Zip Code)


       Registrant's telephone number, including area code:   (314) 512 - 9200
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

                                     YES   X         NO
                                         -----          -----


       Common Stock Outstanding at July 31, 1995:        4,514,984
                                                     ------------------
                                                     (Number of Shares)

                                                 PART I

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)



                                                               JUNE 30, 1995              DECEMBER 31, 1994
                                                            -------------------          -------------------
CURRENT ASSETS

   Cash                                                        $     31,624                 $     17,144
                                                            -------------------          -------------------
   Trade receivables                                                327,635                      301,525
                                                            -------------------          -------------------
   Merchandise inventory                                            265,681                      211,482
                                                            -------------------          -------------------
   Other current assets                                              12,873                       12,273
                                                            -------------------          -------------------
        Total current assets                                        637,813                      542,424
                                                            -------------------          -------------------

PROPERTY

   Land                                                              19,609                       19,297
                                                            -------------------          -------------------
   Buildings and permanent fixtures                                 220,362                      210,623
                                                            -------------------          -------------------
   Capital equipment leases                                          22,428                       32,235
                                                            -------------------          -------------------
   Less-Accumulated depreciation                                    105,658                      108,722
                                                            -------------------          -------------------
        Net property                                                156,741                      153,433
                                                            -------------------          -------------------

DEFERRED FEDERAL INCOME TAXES                                        15,548                       15,234
                                                            -------------------          -------------------

OTHER ASSETS                                                         10,054                        8,695
                                                            -------------------          -------------------

                                                               $    820,156                 $    719,786
                                                            ===================          ===================

CURRENT LIABILITIES

   Notes payable to banks                                      $    135,268                 $     80,488
                                                            -------------------          -------------------
   Current portion of long-term debt                                 15,983                       13,457
                                                            -------------------          -------------------
   Trade accounts payable                                           283,849                      258,656
                                                            -------------------          -------------------
   Income taxes                                                       3,737                          ---
                                                            -------------------          -------------------
   Other accrued taxes                                                6,660                        7,475
                                                            -------------------          -------------------
   Accrued payroll and benefit costs                                 22,018                       35,075
                                                            -------------------          -------------------
   Dividends payable                                                    ---                        4,801
                                                            -------------------          -------------------
   Other payables and accruals                                       22,166                        6,338
                                                            -------------------          -------------------
        Total current liabilities                                   489,681                      406,290
                                                            -------------------          -------------------

POSTRETIREMENT BENEFITS LIABILITY                                    74,615                       74,141
                                                            -------------------          -------------------

LONG TERM DEBT                                                       94,674                       90,212
                                                            -------------------          -------------------


                                                 CONSOLIDATED BALANCE SHEETS
                                                 ---------------------------
                                                (Dollars Stated in Thousands)
                                            (Except for Share and Per Share Data)





                                                                                JUNE 30, 1995              DECEMBER 31, 1994
                                                                             -------------------          -------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ----------
   Par value $20 per share
   Authorized 300,000 shares
                                                         SHARES
                                                         ------
                                                   1995          1994
                                                   ----          ----
Issued to shareholders                               8,248         8,248
                                                -----------   -----------
In treasury, at cost                                  (225)          (60)
                                                -----------   -----------
Outstanding                                          8,023         8,188                 160                          164
                                                -----------   -----------    -------------------          -------------------

   Common:
   -------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                         SHARES
                                                         ------
                                                   1995          1994
                                                   ----          ----
Issued to voting trustees                        4,357,677     4,347,757
                                                -----------   -----------
Issued to shareholders                             251,059       250,893
                                                -----------   -----------
In treasury, at cost                               (83,849)       (5,708)
                                                -----------   -----------
Outstanding                                      4,524,887     4,592,942              90,498                       91,859
                                                -----------   -----------    -------------------          -------------------

Common shares subscribed                                                                 285                          486
                                                                             -------------------          -------------------

Retained earnings                                                                     70,489                       57,081
                                                                             -------------------          -------------------

Less-Subscriptions receivable                                                            246                          447
                                                                             -------------------          -------------------

   TOTAL SHAREHOLDERS' EQUITY                                                        161,186                      149,143
                                                                             -------------------          -------------------

                                                                                $    820,156                 $    719,786
                                                                             ===================          ===================




See accompanying Notes to Consolidated Financial Statements



                           CONSOLIDATED STATEMENTS OF INCOME
                           ---------------------------------
                             (Dollars Stated in Thousands)
                         (Except for Share and Per Share Data)

                                                                QUARTER ENDED
                                                      JUNE 30, 1995        JUNE 30, 1994
                                                   -------------------  -------------------
GROSS SALES, net of returns and allowances            $    694,429       $    591,050
                                                   -------------------  -------------------
   Less - Cash discounts                                     2,403              2,114
                                                   -------------------  -------------------

NET SALES                                                  692,026            588,936
                                                   -------------------  -------------------

COST OF MERCHANDISE SOLD                                   570,595            485,025
                                                   -------------------  -------------------

   Gross profit                                            121,431            103,911
                                                   -------------------  -------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               100,103             86,672
                                                   -------------------  -------------------

DEPRECIATION AND AMORTIZATION                                4,307              3,911
                                                   -------------------  -------------------

   Income from operations                                   17,021             13,328
                                                   -------------------  -------------------

OTHER INCOME, net                                              256                247
                                                   -------------------  -------------------

INTEREST EXPENSE                                             4,326              2,945
                                                   -------------------  -------------------

   Income before provision for income taxes                 12,951             10,630
                                                   -------------------  -------------------

PROVISION FOR INCOME TAXES
   Current                                                   5,525              4,806
                                                   -------------------  -------------------
   Deferred                                                     76               (234)
                                                   -------------------  -------------------
      Total provision for income taxes                       5,601              4,572
                                                   -------------------  -------------------

NET INCOME                                                   7,350              6,058
                                                   ===================  ===================

NET INCOME PER SHARE OF COMMON STOCK                  $       1.62       $       1.31<F*>
                                                   ===================  ===================

DIVIDENDS
   Preferred - $.25 per share                         $          2       $          1
                                                   -------------------  -------------------
   Common - $.30 per share                                   1,359              1,311
                                                   -------------------  -------------------
                                                      $      1,361       $      1,312
                                                   ===================  ===================


<F*>Restated for the declaration of a 6.25% stock dividend in 1994.

    See accompanying Notes to Consolidated Financial Statements.


                             CONSOLIDATED STATEMENTS OF INCOME
                             ---------------------------------
                               (Dollars Stated in Thousands)
                           (Except for Share and Per Share Data)

                                                                  SIX MONTHS ENDED
                                                          JUNE 30, 1995      JUNE 30, 1994
                                                       ------------------ ------------------
GROSS SALES, net of returns and allowances               $    1,323,980     $    1,101,352
                                                       ------------------ ------------------
   Less - Cash discounts                                          4,626              3,980
                                                       ------------------ ------------------

NET SALES                                                     1,319,354          1,097,372
                                                       ------------------ ------------------

COST OF MERCHANDISE SOLD                                      1,082,211            897,950
                                                       ------------------ ------------------

   Gross profit                                                 237,143            199,422
                                                       ------------------ ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    193,176            169,397
                                                       ------------------ ------------------

DEPRECIATION AND AMORTIZATION                                     8,685              7,641
                                                       ------------------ ------------------

   Income from operations                                        35,282             22,384
                                                       ------------------ ------------------

OTHER INCOME, net                                                 1,189                999
                                                       ------------------ ------------------

INTEREST EXPENSE                                                  8,116              5,406
                                                       ------------------ ------------------


   Income before provision for income taxes                      28,355             17,977
                                                       ------------------ ------------------

PROVISION FOR INCOME TAXES
   Current                                                       12,528              8,186
                                                       ------------------ ------------------
   Deferred                                                        (314)              (455)
                                                       ------------------ ------------------
      Total provision for income taxes                           12,214              7,731
                                                       ------------------ ------------------

NET INCOME                                                       16,141             10,246
                                                       ================== ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)            $         3.54     $         2.19
                                                       ================== ==================

DIVIDENDS
   Preferred - $.50 per share                            $            4     $            4
                                                       ------------------ ------------------
   Common - $.60 per share                                        2,729              2,630
                                                       ------------------ ------------------
                                                         $        2,733     $        2,634
                                                       ================== ==================




See accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                               (Dollars Stated in Thousands)
                           (Except for Share and Per Share Data)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                 1995              1994
                                                           ---------------   ---------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                $     16,141      $     10,246
                                                           ---------------   ---------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                 8,685             7,641
                                                           ---------------   ---------------
      Deferred income taxes                                          (314)             (455)
                                                           ---------------   ---------------
      Changes in assets and liabilities:
         Trade receivables                                        (26,110)          (33,962)
                                                           ---------------   ---------------
         Merchandise inventory                                    (54,199)          (39,781)
                                                           ---------------   ---------------
         Other current assets                                        (600)             (898)
                                                           ---------------   ---------------
         Other assets                                              (1,359)             (797)
                                                           ---------------   ---------------
         Trade accounts payable                                    25,193            56,996
                                                           ---------------   ---------------
         Accrued payroll and benefit costs                        (13,057)           (8,308)
                                                           ---------------   ---------------
         Other accrued liabilities                                 19,224            14,786
                                                           ---------------   ---------------
                                                                  (42,537)           (4,778)
                                                           ---------------   ---------------

   Net cash provided (used) by operations                         (26,396)            5,468
                                                           ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                  239               103
                                                           ---------------   ---------------
      Capital expenditures for property                           (11,632)           (6,887)
                                                           ---------------   ---------------

   Net cash used by investing activities                          (11,393)           (6,784)
                                                           ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks            54,780            (1,774)
                                                           ---------------   ---------------
      Proceeds from long-term debt                                 14,000            35,000
                                                           ---------------   ---------------
      Repayment of long-term debt                                  (6,498)           (3,665)
                                                           ---------------   ---------------
      Principal payments under capital equipment leases            (1,114)           (2,289)
                                                           ---------------   ---------------
      Sale of common stock                                            201               265
                                                           ---------------   ---------------
      Purchase of treasury stock                                   (1,566)           (2,209)
                                                           ---------------   ---------------
      Dividends paid                                               (7,534)           (7,544)
                                                           ---------------   ---------------

   Net cash flow provided by financing activities                  52,269            17,784
                                                           ---------------   ---------------

NET INCREASE IN CASH                                               14,480            16,468
                                                           ---------------   ---------------

CASH, BEGINNING OF YEAR                                            17,144            17,332
                                                           ---------------   ---------------

CASH, END OF SECOND QUARTER                                  $     31,624      $     33,800
                                                           ===============   ===============




See accompanying Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION
                        -------------------------------
                         (Dollars Stated in Thousands)
                     (Except for Share and Per Share Data)


Note 1
------

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

Note 2
------

                                            SIX MONTHS 1995        SIX MONTHS 1994
                                          -------------------    -------------------
      Earnings for Six Months               $        16,141        $      10,246
                                          -------------------    -------------------

      Dividends on Preferred Stock                        4                    4
                                          -------------------    -------------------

      Available for Common Stock            $        16,137        $      10,242
                                          -------------------    -------------------

      Average Common Shares Outstanding           4,557,639            4,672,911<F*>
                                          -------------------    -------------------

      Earnings Per Share                    $          3.54        $        2.19<F*>
                                          -------------------    -------------------

<F*>Restated for the declaration of a 6.25% stock dividend in 1994.
    Prior to adjusting for the stock dividend, the average common shares outstanding were 4,398,034.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first six months of 1995 were 20.2% higher than in the first six months of 1994. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross profit in the first six months of 1995 increased $37,721 (18.9%) compared to the first six months of 1994 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first six months of 1995 compared to the first six months of 1994 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest charges increased in the first six months of 1995 compared to the first six months of 1994 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1995 short-term borrowings have been higher than for the same period in 1994.

      The combined effect of the increases in gross profits and other income, together with increases in selling, general and administrative expenses, interest charges and depreciation and amortization, resulted in an increase in pretax earnings of $10,378 in the first six months of 1995 compared to the same period in 1994.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At June 30, 1995, current assets exceeded current liabilities by $148,132, up $11,998 from December 31, 1994. The current assets at June 30, 1995 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At June 30, 1995, the Company had available to it unused lines of credit amounting to $133,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1995 through June 30 ranged from a minimum of $77,000 to a maximum of $151,000.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In February, 1995, the Company received the proceeds from a ten-year note for $4,000 at a fixed interest rate of 8.53% with principal payable in quarterly installments beginning in June, 1995. In April, 1995, the Company received the proceeds from a five-year note for $10,000 at a fixed interest rate of 7.67% with principal payable in five equal annual installments beginning in April, 1996. During the first six months of 1995, cash used by operations amounted to $26,396 which was $31,864 less than the cash provided by operations in the first six months of 1994. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $201 in the first six months of 1995. Additional cash of approximately
$246 will be provided in the remainder of 1995 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

                          PART II:   OTHER INFORMATION
                          ----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.

                  The annual meeting of shareholders occurred on June 8, 1995. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 4,301,775 votes, no negative votes were cast.

                   1.  T. S. Gurganous
                   2.  J. R. Hade
                   3.  C. L. Hall
                   4.  R. H. Haney
                   5.  G. W. Harper
                   6.  E. A. McGrath
                   7.  R. L. Mygrant
                   8.  R. D. Offenbacher
                   9.  I. Orloff
                  10.  R. A. Reynolds
                  11.  J. R. Seaton
                  12.  A. A. Thompson
                  13.  G. S. Tulloch, Jr.
                  14.  J. F. Van Pelt
                  15.  J. W. Wolf

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


           August 10, 1995                    GRAYBAR ELECTRIC COMPANY, INC.
         -------------------
                (Date)

                                                      /S/ C. L. HALL
                                              ------------------------------
                                                        C. L. HALL
                                                        PRESIDENT


                                                     /S/ J. R. SEATON
                                              ------------------------------
                                                       J. R. SEATON
                                                      VICE PRESIDENT
                                                     AND COMPTROLLER