Form 10-Q
period 1995-09-30
GRAYBAR ELECTRIC CO INC
filed 1995-11-13
CIK 205402

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q
                 Commission File Number 0-255

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 1995
                                     --------------------------------

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ---------------- to ------------


                          GRAYBAR ELECTRIC COMPANY, INC
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                NEW YORK                                  13 - 0794380
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                          Identification No.)


          34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                 63105
-------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


          POST OFFICE BOX 7231, ST. LOUIS, MO                    63177
-------------------------------------------------------------------------------
                  (Mailing Address)                            (Zip Code)


      Registrant's telephone number, including area code: (314)  512 - 9200
                                                          ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES     X           NO
                                     ------             ------




      Common Stock Outstanding at October 31, 1995:         4,482,402
                                                      --------------------
                                                       (Number of Shares)

                                         PART I
                                         ------

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                              (Dollars Stated in Thousands)
                         (Except for Share and Per Share Data)



                                       SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                       -------------------      -------------------
CURRENT ASSETS

   Cash                                $        40,420          $       17,144
                                       -------------------      -------------------
   Trade receivables                           339,982                 301,525
                                       -------------------      -------------------
   Merchandise inventory                       268,919                 211,482
                                       -------------------      -------------------
   Other current assets                         12,953                  12,273
                                       -------------------      -------------------
        Total current assets                   662,274                 542,424
                                       -------------------      -------------------

PROPERTY

   Land                                         20,031                  19,297
                                       -------------------      -------------------
   Buildings and permanent fixtures            225,025                 210,623
                                       -------------------      -------------------
   Capital equipment leases                     22,428                  32,235
                                       -------------------      -------------------
   Less-Accumulated depreciation               109,588                 108,722
                                       -------------------      -------------------
        Net property                           157,896                 153,433
                                       -------------------      -------------------

DEFERRED FEDERAL INCOME TAXES                   15,713                  15,234
                                       -------------------      -------------------

OTHER ASSETS                                     9,845                   8,695
                                       -------------------      -------------------

                                       $       845,728          $      719,786
                                       ===================      ===================

CURRENT LIABILITIES

   Notes payable to banks              $       130,537          $       80,488
                                       -------------------      -------------------
   Current portion of long-term debt            16,050                  13,457
                                       -------------------      -------------------
   Trade accounts payable                      291,165                 258,656
                                       -------------------      -------------------
   Income taxes                                  5,939                     ---
                                       -------------------      -------------------
   Other accrued taxes                           8,358                   7,475
                                       -------------------      -------------------
   Accrued payroll and benefit costs            28,765                  35,075
                                       -------------------      -------------------
   Dividends payable                               ---                   4,801
                                       -------------------      -------------------
   Other payables and accruals                  27,522                   6,338
                                       -------------------      -------------------
        Total current liabilities              508,336                 406,290
                                       -------------------      -------------------

POSTRETIREMENT BENEFITS LIABILITY               75,037                  74,141
                                       -------------------      -------------------

LONG TERM DEBT                                  91,989                  90,212
                                       -------------------      -------------------

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)


                                                                              SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                                                             --------------------  -------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                       SHARES
                                                       ------
                                                1995             1994
                                                ----             ----
Issued to voting trustees                        8,248             8,248
                                            ------------      -----------
In treasury, at cost                              (465)              (60)
                                            ------------      ------------
Outstanding                                      7,783             8,188                156                  164
                                            ------------      ------------   --------------------  -------------------

   Common:
   ------
   Stated value $20 per share

   Authorized 7,500,000 shares

                                                       SHARES
                                                       ------
                                                1995             1994
                                                ----             ----
Issued to voting trustees                    4,362,504         4,347,757
                                            ------------      ------------
Issued to shareholders                         251,139           250,893
                                            ------------      ------------
In treasury, at cost                          (128,782)           (5,708)
                                            ------------      ------------
Outstanding                                  4,484,861         4,592,942             89,697               91,859
                                            ------------      ------------   --------------------  -------------------

Common shares subscribed                                                                186                  486
                                                                             --------------------  -------------------

Retained earnings                                                                    80,475               57,081
                                                                             --------------------  -------------------

Less-Subscriptions receivable                                                           148                  447
                                                                             --------------------  -------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       170,366              149,143
                                                                             --------------------  -------------------

                                                                              $     845,728         $    719,786
                                                                             ====================  ===================




See accompanying Notes to Consolidated Financial Statements


                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                           (Dollars Stated in Thousands)
                       (Except for Share and Per Share Data)

                                                           QUARTER ENDED
                                             SEPTEMBER 30, 1995     SEPTEMBER 30, 1994
                                            --------------------   --------------------
GROSS SALES, net of returns and allowances    $       731,067        $     630,323
                                            --------------------   --------------------
   Less - Cash discounts                                2,417                2,389
                                            --------------------   --------------------

NET SALES                                             728,650              627,934
                                            --------------------   --------------------

COST OF MERCHANDISE SOLD                              600,420              517,328
                                            --------------------   --------------------

   Gross profit                                       128,230              110,606
                                            --------------------   --------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          101,998               92,521
                                            --------------------   --------------------

DEPRECIATION AND AMORTIZATION                           4,492                4,124
                                            --------------------   --------------------

   Income from operations                              21,740               13,961
                                            --------------------   --------------------

OTHER INCOME, net                                         903                  699
                                            --------------------   --------------------

INTEREST EXPENSE                                        4,426                3,161
                                            --------------------   --------------------

   Income before provision for income taxes            18,217               11,499
                                            --------------------   --------------------

PROVISION FOR INCOME TAXES
   Current                                              7,046                5,293
                                            --------------------   --------------------
   Deferred                                              (165)                (349)
                                            --------------------   --------------------
      Total provision for income taxes                  6,881                4,944
                                            --------------------   --------------------

NET INCOME                                             11,336                6,555
                                            ====================   ====================

NET INCOME PER SHARE OF COMMON STOCK          $          2.52        $        1.42 <F*>
                                            ====================   ====================

DIVIDENDS
   Preferred - $.25 per share                 $             2        $           3
                                            --------------------   --------------------
   Common - $.30 per share                              1,348                1,300
                                            --------------------   --------------------
                                              $         1,350        $       1,303
                                            ====================   ====================

<F*> Restated for the declaration of a 6.25% stock dividend in 1994.

See accompanying Notes to Consolidated Financial Statements


                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1995        SEPTEMBER 30, 1994
                                                        --------------------      --------------------
GROSS SALES, net of returns and allowances                  $   2,055,047            $  1,731,675
                                                        --------------------      --------------------
   Less - Cash discounts                                            7,043                   6,369
                                                        --------------------      --------------------

NET SALES                                                       2,048,004               1,725,306
                                                        --------------------      --------------------

COST OF MERCHANDISE SOLD                                        1,682,631               1,415,278
                                                        --------------------      --------------------

   Gross profit                                                   365,373                 310,028
                                                        --------------------      --------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      295,174                 261,918
                                                        --------------------      --------------------

DEPRECIATION AND AMORTIZATION                                      13,177                  11,765
                                                        --------------------      --------------------

   Income from operations                                          57,022                  36,345
                                                        --------------------      --------------------

OTHER INCOME, net                                                   2,092                   1,698
                                                        --------------------      --------------------

INTEREST EXPENSE                                                   12,542                   8,567
                                                        --------------------      --------------------

   Income before provision for income taxes                        46,572                  29,476
                                                        --------------------      --------------------

PROVISION FOR INCOME TAXES
   Current                                                         19,574                  13,479
                                                        --------------------      --------------------
   Deferred                                                          (479)                   (804)
                                                        --------------------      --------------------
      Total provision for income taxes                             19,095                  12,675
                                                        --------------------      --------------------

NET INCOME                                                         27,477                  16,801
                                                        ====================      ====================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)               $        6.05            $       3.61
                                                        ====================      ====================

DIVIDENDS
   Preferred - $.75 per share                               $           6            $          7
                                                        --------------------      --------------------
   Common - $.90 per share                                          4,077                   3,930
                                                        --------------------      --------------------
                                                            $       4,083            $      3,937
                                                        ====================      ====================


See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                              (Dollars Stated in Thousands)
                          (Except for Share and Per Share Data)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                           1995              1994
                                                    ----------------   ---------------
CASH FLOWS FROM OPERATIONS

   Net Income                                         $     27,477        $   16,801
                                                    ----------------   ---------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                         13,177            11,765
                                                    ----------------   ---------------
      Deferred income taxes                                   (479)             (804)
                                                    ----------------   ---------------
      Changes in assets and liabilities:
         Trade receivables                                 (38,457)          (48,657)
                                                    ----------------   ---------------
         Merchandise inventory                             (57,437)          (45,160)
                                                    ----------------   ---------------
         Other current assets                                 (680)           (1,063)
                                                    ----------------   ---------------
         Other assets                                       (1,150)           (1,068)
                                                    ----------------   ---------------
         Trade accounts payable                             32,509            54,764
                                                    ----------------   ---------------
         Accrued payroll and benefit costs                  (6,310)           (2,134)
                                                    ----------------   ---------------
         Other accrued liabilities                          28,902            22,845
                                                    ----------------   ---------------
                                                           (29,925)           (9,512)
                                                    ----------------   ---------------

   Net cash provided (used) by operations                   (2,448)             7,289
                                                    ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                           474               133
                                                    ----------------   ---------------
      Capital expenditures for property                    (17,514)          (15,829)
                                                    ----------------   ---------------

   Net cash used by investing activities                   (17,040)          (15,696)
                                                    ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                50,049            10,187
                                                    ----------------   ---------------
      Proceeds from long-term debt                          14,000            35,000
                                                    ----------------   ---------------
      Repayment of long-term debt                           (7,460)           (4,521)
                                                    ----------------   ---------------
      Principal payments under capital equipment
        leases                                              (2,770)           (3,801)
                                                    ----------------   ---------------
      Sale of common stock                                     299               399
                                                    ----------------   ---------------
      Purchase of treasury stock                            (2,470)           (2,814)
                                                    ----------------   ---------------
      Dividends paid                                        (8,884)           (8,847)
                                                    ----------------   ---------------

   Net cash flow provided by financing activities           42,764            25,603
                                                    ----------------   ---------------

NET INCREASE IN CASH                                        23,276            17,196
                                                    ----------------   ---------------

CASH, BEGINNING OF YEAR                                     17,144            17,332
                                                    ----------------   ---------------

CASH, END OF THIRD QUARTER                            $     40,420        $   34,528
                                                    ================   ===============


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

Note 2
------

                                             NINE MONTHS 1995      NINE MONTHS 1994
                                            ------------------  ----------------------
Earnings for Nine Months                      $       27,477      $       16,801
                                            ------------------  ----------------------

Dividends on Preferred Stock                               6                   7
                                            ------------------  ----------------------

Available for Common Stock                    $       27,471      $       16,794
                                            ------------------  ----------------------

Average Common Shares Outstanding                  4,540,207           4,655,162 <F*>
                                            ------------------  ----------------------

Earnings  Per Share                           $         6.05      $         3.61 <F*>
                                            ------------------  ----------------------


<F*> Restated for the declaration of a 6.25% stock dividend in 1994.
     Prior to adjusting for the stock dividend, the average common shares outstanding were 4,381,329.

                 MANAGEMENT'S DISCUSSION & ANALYSIS
                                 OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
                    (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first nine months of 1995 were 18.7% higher than in the first nine months of 1994. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross profit in the first nine months of 1995 increased $55,345 (17.9%) compared to the first nine months of 1994 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first nine months of 1995 compared to the first nine months of 1994 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest charges increased in the first nine months of 1995 compared to the first nine months of 1994 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1995 short-term borrowings have been higher than for the same period in 1994.

      The combined effect of the increases in gross profits and other income, together with increases in selling, general and administrative expenses, interest charges and depreciation and amortization, resulted in an increase in pretax earnings of $17,096 in the first nine months of 1995 compared to the same period in 1994.

                   MANAGEMENT'S DISCUSSION & ANALYSIS
                                  OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
                      (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At September 30, 1995, current assets exceeded current liabilities by $153,938, up $17,804 from December 31, 1994. The current assets at September 30, 1995 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At September 30, 1995, the Company had available to it unused lines of credit amounting to $148,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1995 through September 30 ranged from a minimum of $77,000 to a maximum of $158,000.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long and short term debt. In February, 1995, the Company received the proceeds from a ten-year note for $4,000 at a fixed interest rate of 8.53% with principal payable in quarterly installments beginning in June, 1995. In April, 1995, the Company received the proceeds from a five-year note for $10,000 at a fixed interest rate of 7.67% with principal payable in five equal annual installments beginning in April, 1996. During the first nine months of 1995, cash used by operations was $2,448 compared to $7,289 cash provided by operations in the first nine months of 1994. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $299 in the first nine months of 1995. Additional cash of approximately $148 will be provided in the remainder of 1995 as a result of payments to be made for stock subscribed to by employees under the 1992 Common Stock Purchase Plan.

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


           November 13, 1995                    GRAYBAR ELECTRIC COMPANY, INC.
      --------------------------
                 (Date)





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