Form 10-K405
period 1995-12-31
GRAYBAR ELECTRIC CO INC
filed 1996-03-27
CIK 205402

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K
                   COMMISSION FILE NUMBER 0-255

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995.
                                    -----------------
                              OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ------------- to -----------.

                    GRAYBAR ELECTRIC COMPANY, INC.
---------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

           NEW YORK                                  13-0794380
---------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

34 North Meramec Avenue, St. Louis, Missouri                63105
---------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

  Post Office Box 7231, St. Louis, Missouri                 63177
---------------------------------------------------------------------
           (Mailing Address)                              (Zip Code)

Registrant's telephone number, including area code:   (314) 512-9200
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock  -   Par Value $20

     Common Stock     -   Par Value $1 Per Share with a Stated Value of $20

     Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

     Common Stock outstanding at March 27, 1996  -  4,783,002 Shares

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes (X)    No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 27, 1996, was approximately $95,660,040. Pursuant to a Voting Trust Agreement, dated as of April 15, 1987, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

    The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form
10-K:

    (1) Annual Report to Shareholders Part II, Items 5-8 for the fiscal year ended December 31, 1995.

    (2) Information Statement relating Part III, Items 10-13 to the 1996 Annual Meeting of Shareholders.

                             PART I
                             ------

Item 1.     Business
-------     --------

       Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical and communications equipment and supplies primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users. All products sold by the Company are purchased by the Company from others.
       The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. The location and telephone number of the principal executive offices of the Company are 34 North Meramec Avenue, St. Louis, Missouri
(314) 512-9200, and the mailing address of the principal executive offices is P.O. Box 7231, St. Louis, Missouri 63177.

Suppliers
---------

       The Company acts as a distributor of the products of more than 1,000 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.
       During 1995, the Company purchased a significant portion of its products from its three largest suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
--------------------

       The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.
       On December 31, 1995 and 1994, the Company had orders on hand which totalled approximately $192,721,000 and $189,349,000, respectively. The Company believes that the increase from 1994 to 1995 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1995 will be filled within the twelve-month period ending December 31, 1996. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing
---------

       The Company sells its products through a network of distributing houses located in 14 geographical districts throughout the United States. In each district the Company maintains a main distributing house and a number of branch distributing houses, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory. In addition, the Company maintains two (2) zone warehouses with special inventories so all locations can call upon them for additional items. The Company also has subsidiary operations with distribution facilities located in Puerto Rico, Mexico, Singapore and Canada.

       The distribution facilities operated by the Company are shown in the following table:

 Location of Main   Number of Distributing                                    Number of
Distributing House    Houses in District                                Distributing Houses
------------------  ----------------------                              -------------------
                                         Graybar International, Inc.
                                         ---------------------------
Boston, MA                   9            Puerto Rico                           1
Cincinnati, OH               8
Dallas, TX                  29           Graybar Holdings Limited
Glendale Heights, IL        14           ------------------------
Miami, FL                    3            Canada                                2
Minneapolis, MN             17
New York, NY                14           Graybar Electric (Ontario) Ltd.
Norcross, GA                18           -------------------------------
Phoenix, AZ                 26            Canada                                5
Pittsburgh, PA              12
Richmond, VA                17           Graybar Electric Ltd.
Seattle, WA                 20           ---------------------
St. Louis, MO               16            Canada                               18
Tampa, FL                   23
                                         Graybar de Mexico, S.A. de CV.
Zone Distributing                        ------------------------------
-----------------                         Juarez, Mexico                        1
Houses                                    Mexico City, Mexico                   1
------
Bethlehem, PA                1           Graybar-P&M International
Peoria                       1           -------------------------
                                          PTE, Ltd.
                                          ---------
                                          Singapore                             1

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

       The Company distributes its products to more than 200,000 customers, which fall into five general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

   CLASS OF CUSTOMERS                                PERCENTAGE OF SALES
   ------------------                                -------------------

                                                 1995          1994       1993
                                             ------------   ----------  ---------
Electrical contractors                           39.1%         39.2%      40.8%
Industrial plants                                30.6          30.9       31.3
Telecommunication companies                      22.9          21.7       18.7
Private and public power utilities                5.6           6.3        7.0
Miscellaneous                                     1.8           1.9        2.2
                                             ------------   ----------  ---------
                                                100.0%        100.0%     100.0%
                                             ============   ==========  =========

      At December 31, 1995, the Company employed approximately 2,400 persons in sales capacities. Approximately 1,100 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Employees
---------

      At December 31, 1995, the Company employed approximately 6,200 persons on a full-time basis. Approximately 160 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.     Properties
-------     ----------

      As of December 31, 1995 the Company operated offices and distribution facilities in 239 locations. Of these, 129 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.
      The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 3,000 square feet to 129,000 square feet, the average being approximately 28,000 square feet.
      As of December 31, 1995, approximately $42.9 million in debt of the Company was secured by mortgages on thirty-two buildings. Twenty of these facilities are subject to a first mortgage securing a 12.25% note, of which approximately $10.3 million in principal amount remains outstanding. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $27.3 million in principal amount remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing an 8.53% note, of which $3.7 million in principal remains outstanding.
      Distribution houses in Pinellas County and Polk County, Florida; Beaumont, Texas and Glendale Heights, Illinois are subject to mortgages securing Industrial Revenue Bonds at variable interest rates with payments totaling $1.6 million due periodically to 2004.

Item 3.     Legal Proceedings
-------     -----------------

      The Company has been named, together with numerous other companies, as a co-defendant in actions by approximately 2,400 plaintiffs which have been filed in various federal and state courts in Arkansas, California, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and West Virginia. The plaintiffs allege personal injuries due to exposure to asbestos products and seek substantial damages. The majority of the complaints do not identify any products containing asbestos allegedly sold by the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

      No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                              PART II
                              -------

Item 5.     Market for the Registrant's Common Stock and Related
-------     ----------------------------------------------------
            Shareholder Matters
            -------------------

       The Company is wholly owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. No shareholder may sell, transfer or otherwise dispose of shares of Common Stock without first offering the Company the option to purchase such shares at the price at which they were issued. The Company also has the option to purchase the Common Stock of any shareholder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.
       The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, (the "1995 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

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

Item 6.     Selected Financial Data
-------     -----------------------

       The selected financial data for the Company as of December 31, 1995 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 15 of the 1995 Annual Report and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition
-------     -----------------------------------------------------------
            and Results of Operations
            -------------------------

       Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1995 Annual Report and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------

       The financial statements required by this Item 8 are listed in
Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."
       Such financial statements specifically referenced from the 1995 Annual Report in such list are incorporated herein by reference.
There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.     Disagreements on Accounting and Financial Disclosure
-------     ----------------------------------------------------

       None.

                              PART III
                              --------

Item 10.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------

       The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 1996 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Item 11.    Executive Compensation
--------    ----------------------

       The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation" and "Pension Plan" in the Information Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
--------    ---------------------------------------------------
            Management
            ----------

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

Item 13.    Certain Relationships and Related Transactions
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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------    ----------------------------------------------------------------

       (a)     Documents filed as part of this report:
               --------------------------------------

                   The following financial statements and Report of
               Independent Accountants are included on the indicated pages in the 1995 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

               1.  Index to Financial Statements
                   -----------------------------

                   (i)      Consolidated Statements of Income and
                            Retained Earnings for each of the three
                            years ended December 31, 1995 (page 18).

                   (ii)     Consolidated Balance Sheets, as of
                            December 31, 1995 and December 31, 1994
                            (page 19).

                   (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995 (page 20).

                   (iv)     Notes to Consolidated Financial
                            Statements (pages 21 to 24).

                   (v)      Report of Independent Accountants
                            relating to above mentioned financial
                            statements and notes for each of the
                            three years ended December 31, 1995 (page
                            25).

               2.  Index to Financial Schedules
                   ----------------------------

            The following schedules for each of the three years ended December 31, 1995, to the Financial Statements and Report of
Independent Accountants thereon is included on the indicated pages in this Annual Report on Form 10-K:

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

           (13) Annual Report to Shareholders for 1995 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

           (21)         List of subsidiaries of the Company.

    (b)     Reports on Form 8-K:
            -------------------

            No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1995.

                            SIGNATURES
                            ----------

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1996.

                                    GRAYBAR ELECTRIC COMPANY, INC.



                                    By         /S/ C. L. HALL
                                       ------------------------------
                                           (C. L. Hall, President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 1996.

/S/ C. L. HALL
--------------------------------------------                      Director and President
 (C. L. Hall)                                                     (Principal Executive Officer
                                                                  and Principal Financial
                                                                  Officer)


/S/ J. R. SEATON
--------------------------------------------                      Director, Vice President
 (J. R. Seaton)                                                   and Comptroller (Principal
                                                                  Accounting Officer)


/S/ T. S. GURGANOUS
--------------------------------------------                      Director
 (T. S. Gurganous)


/S/ R. H. HANEY
--------------------------------------------                      Director
 (R. H. Haney)


/S/ G. W. HARPER
--------------------------------------------                      Director
 (G. W. Harper)


/S/ G. J. McCREA
--------------------------------------------                      Director
 (G. J. McCrea)


/S/ R. L. MYGRANT
--------------------------------------------                      Director
 (R. L. Mygrant)






/S/ R. D. OFFENBACHER
--------------------------------------------                      Director
 (R. D. Offenbacher)


/S/ I. ORLOFF
--------------------------------------------                      Director
 (I. Orloff)


/S/ R. A. REYNOLDS
--------------------------------------------                      Director
 (R. A. Reynolds)


/S/ G. S. TULLOCH, JR.
--------------------------------------------                      Director
 (G. S. Tulloch, Jr.)


/S/ J. F. VAN PELT
--------------------------------------------                      Director
 (J. F. Van Pelt)


/S/ J. W. WOLF
--------------------------------------------                      Director
 (J. W. Wolf)


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Graybar Electric Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 16, 1996 appearing on page 25 of the 1995 Annual Report to Shareholders of Graybar Electric Company, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

St. Louis, Missouri
February 16, 1996

                               GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                               -----------------------------------------------

                                             SCHEDULE IX-RESERVES
                                             --------------------

              Column A                          Column B        Column C        Column D            Column E
              --------                          --------        --------        --------            --------

                                               Balance at       Additions                            Balance
                                                Beginning      Charged to                            at End
             Description                        of Period        Income        Deductions           of Period
             -----------                       ----------      ----------      ----------           ---------

FOR THE YEAR ENDED DECEMBER 31, 1995:
  Reserve deducted from assets to
     which it applies-
     Allowance for doubtful accounts           $ 3,801,000     $ 3,403,000     $ 3,091,000<F1>     $ 4,113,000
     Allowance for cash discounts                  495,000       9,559,000       9,578,000<F2>         476,000
                                               -----------     -----------     -----------         -----------
                   Total                       $ 4,296,000     $12,962,000     $12,669,000         $ 4,589,000
                                               ===========     ===========     ===========         ===========

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

               (i)   Restated Certificate of Incorporation dated March 9,
                     1984..................................................<F*>

               (ii)  By-laws as amended through August 1, 1991.............<F*>

 (4)and(9) Instruments defining the rights of security holders, including indentures and voting trust agreements.

                  Voting Trust Agreement dated as of April 15, l987, attached as
               Annex A to the Prospectus, dated January 20, 1987, constituting a part of the Registration Statement on Form S-13 (Registration
               No. 2- 57861)...............................................<F*>

      (10)     Material contracts.

               (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2- 51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as
               Exhibit 5(f) to the Registration Statement on Form S-7
               (Registration No. 2- 68938).................................<F*>

      (13) Annual Report to Shareholders for 1995 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

      (21)     List of subsidiaries of the Company


                                         --------------

[FN]
               <F*>Incorporated by reference in this Annual Report on Form 10-K.