Form 10-Q
period 1996-03-31
GRAYBAR ELECTRIC CO INC
filed 1996-05-13
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             March 31, 1996
                                       ------------------------------------
                                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from   ----------------  to  --------------


                            GRAYBAR ELECTRIC COMPANY, INC
             -----------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               NEW YORK                               13 - 0794380
- ------------------------------------------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


  34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                  63105
- ------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)


  POST OFFICE BOX 7231, ST. LOUIS, MO                     63177
- ------------------------------------------------------------------------------
           (Mailing Address)                           (Zip Code)


Registrant's telephone number, including area code:      (314)  512 - 9200
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES     X           NO
                               -------            -------





Common Stock Outstanding at April 30, 1996:               4,754,080
                                               -------------------------------
                                                      (Number of Shares)

                                        PART I
                                        ------

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                              (Dollars Stated in Thousands)
                          (Except for Share and Per Share Data)


                                                            MARCH 31, 1996         DECEMBER 31, 1995
                                                            --------------         -----------------
CURRENT ASSETS

   Cash                                                      $    37,260             $    21,033
                                                           ---------------         ---------------
   Trade receivables                                             322,897                 344,232
                                                           ---------------         ---------------
   Merchandise inventory                                         286,338                 259,782
                                                           ---------------         ---------------
   Other current assets                                           12,682                  12,800
                                                           ---------------         ---------------
        Total current assets                                     659,177                 637,847
                                                           ---------------         ---------------

PROPERTY

   Land                                                           19,469                  19,921
                                                           ---------------         ---------------
   Buildings and permanent fixtures                              235,131                 228,323
                                                           ---------------         ---------------
   Capital equipment leases                                       22,732                  22,732
                                                           ---------------         ---------------
   Less-Accumulated depreciation                                 114,923                 110,843
                                                           ---------------         ---------------
        Net property                                             162,409                 160,133
                                                           ---------------         ---------------

DEFERRED FEDERAL INCOME TAXES                                     14,630                  14,354
                                                           ---------------         ---------------

OTHER ASSETS                                                      11,628                  10,946
                                                           ---------------         ---------------

                                                             $   847,844             $   823,280
                                                           ===============         ===============

CURRENT LIABILITIES

   Notes payable to banks                                    $   140,695             $   130,554
                                                           ---------------         ---------------
   Current portion of long-term debt                              13,399                  13,479
                                                           ---------------         ---------------
   Trade accounts payable                                        288,764                 277,729
                                                           ---------------         ---------------
   Income taxes                                                    5,159                     ---
                                                           ---------------         ---------------
   Other accrued taxes                                             7,836                   8,957
                                                           ---------------         ---------------
   Accrued payroll and benefit costs                              16,602                  37,350
                                                           ---------------         ---------------
   Dividends payable                                                 ---                   4,915
                                                           ---------------         ---------------
   Other payables and accruals                                    22,268                   8,982
                                                           ---------------         ---------------
        Total current liabilities                                494,723                 481,966
                                                           ---------------         ---------------

POSTRETIREMENT BENEFITS LIABILITY                                 76,176                  75,900
                                                           ---------------         ---------------

LONG TERM DEBT                                                    89,379                  91,257
                                                           ---------------         ---------------

                                              CONSOLIDATED BALANCE SHEETS
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                       MARCH 31, 1996          DECEMBER 31, 1995
                                                                                     ------------------       --------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                     SHARES
                                                     ------
                                           1996                    1995
                                           ----                    ----
Issued to voting trustees                  7,504                   7,504
                                     -------------           -------------
In treasury, at cost                        (175)                    ---
                                     -------------           -------------
Outstanding                                7,329                   7,504                     147                       150
                                     -------------           -------------           ------------------       --------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                     SHARES
                                                     ------
                                           1996                    1995
                                           ----                    ----
Issued to voting trustees               4,598,310               4,228,414
                                     -------------           -------------
Issued to shareholders                    246,427                 244,315
                                     -------------           -------------
In treasury, at cost                      (68,023)                (12,431)
                                     -------------           -------------
Outstanding                             4,776,714               4,460,298                 95,534                    89,206
                                     -------------           -------------           ------------------       --------------------

Common shares subscribed                                                                   1,625                     9,008
                                                                                     ------------------       --------------------

Retained earnings                                                                         91,828                    84,801
                                                                                     ------------------       --------------------

Less-Subscriptions receivable                                                              1,568                     9,008
                                                                                     ------------------       --------------------

   TOTAL SHAREHOLDERS' EQUITY                                                            187,566                   174,157
                                                                                     ------------------       --------------------

                                                                                      $  847,844               $   823,280
                                                                                     ==================       ====================

See accompanying Notes to Consolidated Financial Statements

                                       CONSOLIDATED STATEMENTS OF INCOME
                                       ---------------------------------
                                          (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)
                                                                    QUARTER ENDED
                                                        MARCH 31, 1996             MARCH 31, 1995
                                                      ------------------         ------------------
GROSS SALES, net of returns and allowances                $   694,138                $   629,551
                                                      ------------------         ------------------
   Less - Cash discounts                                        2,207                      2,223
                                                      ------------------         ------------------

NET SALES                                                     691,931                    627,328
                                                      ------------------         ------------------

COST OF MERCHANDISE SOLD                                      567,464                    511,616
                                                      ------------------         ------------------

   Gross profit                                               124,467                    115,712
                                                      ------------------         ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  102,294                     93,073
                                                      ------------------         ------------------

DEPRECIATION AND AMORTIZATION                                   4,631                      4,378
                                                      ------------------         ------------------

   Income from operations                                      17,542                     18,261
                                                      ------------------         ------------------

OTHER INCOME, net                                                 897                        933
                                                      ------------------         ------------------

INTEREST EXPENSE                                                4,091                      3,790
                                                      ------------------         ------------------

   Income before provision for income taxes                    14,348                     15,404
                                                      ------------------         ------------------

PROVISION FOR INCOME TAXES
   Current                                                      6,159                      7,003
                                                      ------------------         ------------------
   Deferred                                                      (276)                      (390)
                                                      ------------------         ------------------
      Total provision for income taxes                          5,883                      6,613
                                                      ------------------         ------------------

NET INCOME                                                $     8,465                $     8,791
                                                      ==================         ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)             $      1.80                $      1.92
                                                      ==================         ==================

DIVIDENDS
   Preferred - $.25 per share                             $         2                $         2
                                                      ------------------         ------------------
   Common - $.30 per share                                      1,436                      1,370
                                                      ------------------         ------------------
                                                          $     1,438                $     1,372
                                                      ==================         ==================

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                        (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                1996                      1995
                                                          -----------------         -----------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                 $    8,465                $    8,791
                                                          -----------------         -----------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                4,631                     4,378
                                                          -----------------         -----------------
      Deferred income taxes                                         (276)                     (390)
                                                          -----------------         -----------------
      Changes in assets and liabilities:
         Trade receivables                                        21,335                     2,648
                                                          -----------------         -----------------
         Merchandise inventory                                   (26,556)                  (47,472)
                                                          -----------------         -----------------
         Other current assets                                        118                       450
                                                          -----------------         -----------------
         Other assets                                               (682)                     (331)
                                                          -----------------         -----------------
         Trade accounts payable                                   11,035                    11,401
                                                          -----------------         -----------------
         Accrued payroll and benefit costs                       (20,748)                  (19,480)
                                                          -----------------         -----------------
         Other accrued liabilities                                17,600                    17,749
                                                          -----------------         -----------------
                                                                   6,457                   (31,047)
                                                          -----------------         -----------------

   Net cash provided (used) by operations                         14,922                   (22,256)
                                                          -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                 564                       198
                                                          -----------------         -----------------
      Capital expenditures for property                           (7,471)                   (7,242)
                                                          -----------------         -----------------

   Net cash used by investing activities                          (6,907)                   (7,044)
                                                          -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                      10,141                    47,336
                                                          -----------------         -----------------
      Proceeds from long-term debt                                   ---                     4,000
                                                          -----------------         -----------------
      Repayment of long-term debt                                   (917)                     (828)
                                                          -----------------         -----------------
      Principal payments under capital equipment leases           (1,041)                     (946)
                                                          -----------------         -----------------
      Sale of common stock                                         7,497                       101
                                                          -----------------         -----------------
      Purchase of treasury stock                                  (1,115)                     (781)
                                                          -----------------         -----------------
      Dividends paid                                              (6,353)                   (6,173)
                                                          -----------------         -----------------

   Net cash flow provided by financing activities                  8,212                    42,709
                                                          -----------------         -----------------

NET INCREASE IN CASH                                              16,227                    13,409
                                                          -----------------         -----------------

CASH, BEGINNING OF YEAR                                           21,033                    17,144
                                                          -----------------         -----------------

CASH, END OF FIRST QUARTER                                    $   37,260                $   30,553
                                                          =================         =================

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

Note 2
- ------


                                                        THREE MONTHS 1996                 THREE MONTHS 1995
                                                     -----------------------           -----------------------
       Earnings for Three Months                          $      8,465                      $      8,791
                                                     -----------------------           -----------------------

       Dividends on Preferred Stock                                  2                                 2
                                                     -----------------------           -----------------------

       Available for Common Stock                         $      8,463                      $      8,789
                                                     -----------------------           -----------------------

       Average Common Shares Outstanding                     4,696,320                         4,575,015
                                                     -----------------------           -----------------------

       Earnings Per Share                                 $       1.80                      $       1.92
                                                     -----------------------           -----------------------

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
- ---------------------

     Net sales in the first three months of 1996 were 10.3% higher than in the first three months of 1995. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

     Gross profit in the first three months of 1996 increased $8,755 (7.6%) compared to the first three months of 1995 primarily due to increased sales in the electrical and communication markets.

     The increase in selling, general and administrative expenses in the first three months of 1996 compared to the first three months of 1995 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

     Interest expense increased in the first three months of 1996 compared to the first three months of 1995 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

     The combined effect of the increase in gross profits and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in a decrease in pretax earnings of $1,056 in the first three months of 1996 compared to the same period in 1995.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

     The financial condition of the Company continues to be strong. At March 31, 1996, current assets exceeded current liabilities by $164,454, up $8,573 from December 31, 1995. The current assets at March 31, 1996 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

     At March 31, 1996, the Company had available to it unused lines of credit amounting to $163,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1996 through March 31 ranged from a minimum of $89,000 to a maximum of $168,000.

     The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 1996, cash provided by operations amounted to $14,922 compared to $22,256 cash used by operations in the first three months of 1995. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $7,497 in the first three months of 1996. Additional cash of approximately $404 will be provided in the remainder of 1996 as a result of payments to be made for stock subscribed to by employees under the 1995 Common Stock Purchase Plan.

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


       May 13, 1996                              GRAYBAR ELECTRIC COMPANY, INC.
- ---------------------------
          (Date)


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