Form 10-Q
period 1996-06-30
GRAYBAR ELECTRIC CO INC
filed 1996-08-12
CIK 205402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                          Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         June 30, 1996
                                       -------------------------

                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                       ----------    -----------

                         GRAYBAR ELECTRIC COMPANY, INC
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          NEW YORK                        13 - 0794380
      ------------------------------------------------------------------------
              (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)          Identification No.)


           34 NORTH MERAMEC AVENUE, ST. LOUIS, MO             63105
      ------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


            POST OFFICE BOX 7231, ST. LOUIS, MO               63177
      ------------------------------------------------------------------------
                     (Mailing Address)                      (Zip Code)


      Registrant's telephone number, including area code: (314)  512 - 9200
                                                         -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES     X           NO
                                -----              -----




      Common Stock Outstanding at July 31, 1996:           4,717,275
                                                     --------------------
                                                      (Number of Shares)

                                     PART I

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         (Dollars Stated in Thousands)
                     (Except for Share and Per Share Data)


                                                 June 30, 1996    December 31, 1995
                                               -----------------  -----------------
CURRENT ASSETS

   Cash                                             $ 42,534          $ 21,033
                                               -----------------  -----------------
   Trade receivables                                 351,788           344,232
                                               -----------------  -----------------
   Merchandise inventory                             284,205           259,782
                                               -----------------  -----------------
   Other current assets                               12,219            12,800
                                               -----------------  -----------------
        Total current assets                         690,746           637,847
                                               -----------------  -----------------

PROPERTY

   Land                                               20,586            19,921
                                               -----------------  -----------------
   Buildings and permanent fixtures                  248,788           228,323
                                               -----------------  -----------------
   Capital equipment leases                           26,138            22,732
                                               -----------------  -----------------
   Less-Accumulated depreciation                     116,776           110,843
                                               -----------------  -----------------
        Net property                                 178,736           160,133
                                               -----------------  -----------------

DEFERRED FEDERAL INCOME TAXES                         14,881            14,354
                                               -----------------  -----------------

OTHER ASSETS                                          12,092            10,946
                                               -----------------  -----------------

                                                    $896,455          $823,280
                                               =================  =================

CURRENT LIABILITIES

   Notes payable to banks                           $ 93,767          $130,554
                                               -----------------  -----------------
   Current portion of long-term debt                  14,318            13,479
                                               -----------------  -----------------
   Trade accounts payable                            307,455           277,729
                                               -----------------  -----------------
   Income taxes                                        3,314               ---
                                               -----------------  -----------------
   Other accrued taxes                                 6,517             8,957
                                               -----------------  -----------------
   Accrued payroll and benefit costs                  22,121            37,350
                                               -----------------  -----------------
   Dividends payable                                     ---             4,915
                                               -----------------  -----------------
   Other payables and accruals                        25,906             8,982
                                               -----------------  -----------------
        Total current liabilities                    473,398           481,966
                                               -----------------  -----------------

POSTRETIREMENT BENEFITS LIABILITY                     76,452            75,900
                                               -----------------  -----------------

LONG TERM DEBT                                       149,785            91,257
                                               -----------------  -----------------


                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                     June 30, 1996    December 31, 1995
                                                                                   -----------------  -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                             SHARES
                                                             ------
                                                     1996              1995
                                                     ----              ----
Issued to shareholders                                 7,504             7,504
                                                 -------------     -------------
In treasury, at cost                                    (321)              ---
                                                 -------------     -------------
Outstanding                                            7,183             7,504               144               150
                                                 -------------     -------------   -----------------  -----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                             SHARES
                                                             ------
                                                     1996              1995
                                                     ----              ----
Issued to voting trustees                          4,606,060         4,228,414
                                                 -------------     -------------
Issued to shareholders                               246,463           244,315
                                                 -------------     -------------
In treasury, at cost                                (126,664)          (12,431)
                                                 -------------     -------------
Outstanding                                        4,725,859         4,460,298            94,517            89,206
                                                 -------------     -------------   -----------------  -----------------

Common shares subscribed                                                                   1,468             9,008
                                                                                   -----------------  -----------------

Retained earnings                                                                        102,103            84,801
                                                                                   -----------------  -----------------

Less-Subscriptions receivable                                                              1,412             9,008
                                                                                   -----------------  -----------------

   Total shareholders' equity                                                            196,820           174,157
                                                                                   -----------------  -----------------

                                                                                        $896,455          $823,280
                                                                                   =================  =================




See accompanying Notes to Consolidated Financial Statements



                                 CONSOLIDATED STATEMENTS OF INCOME
                                 ---------------------------------
                                   (Dollars Stated in Thousands)
                               (Except for Share and Per Share Data)
                                                                            QUARTER ENDED
                                                                   June 30, 1996     June 30, 1995
                                                                  ---------------   ---------------
GROSS SALES, net of returns and allowances                            $756,826          $694,429
                                                                  ---------------   ---------------
   Less - Cash discounts                                                 2,383             2,403
                                                                  ---------------   ---------------

NET SALES                                                              754,443           692,026
                                                                  ---------------   ---------------

COST OF MERCHANDISE SOLD                                               624,393           570,595
                                                                  ---------------   ---------------

   Gross margin                                                        130,050           121,431
                                                                  ---------------   ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           105,708           100,103
                                                                  ---------------   ---------------

DEPRECIATION AND AMORTIZATION                                            4,840             4,307
                                                                  ---------------   ---------------

   Income from operations                                               19,502            17,021
                                                                  ---------------   ---------------

OTHER INCOME, net                                                        4,680               256
                                                                  ---------------   ---------------

INTEREST EXPENSE                                                         4,300             4,326
                                                                  ---------------   ---------------

   Income before provision for income taxes                             19,882            12,951
                                                                  ---------------   ---------------

PROVISION FOR INCOME TAXES
   Current                                                               8,437             5,525
                                                                  ---------------   ---------------
   Deferred                                                               (251)               76
                                                                  ---------------   ---------------
      Total provision for income taxes                                   8,186             5,601
                                                                  ---------------   ---------------

NET INCOME                                                              11,696             7,350
                                                                  ===============   ===============

NET INCOME PER SHARE OF COMMON STOCK                                  $   2.46          $   1.62
                                                                  ===============   ===============

DIVIDENDS
   Preferred - $.25 per share                                         $      2          $      2
                                                                  ---------------   ---------------
   Common - $.30 per share                                               1,419             1,359
                                                                  ---------------   ---------------
                                                                      $  1,421          $  1,361
                                                                  ===============   ===============


See accompanying Notes to Consolidated Financial Statements.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                        (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)
                                                                              SIX MONTHS ENDED
                                                                  June 30, 1996               June 30, 1995
                                                                -----------------           -----------------
GROSS SALES, net of returns and allowances                          $1,450,964                  $1,323,980
                                                                -----------------           -----------------
   Less - Cash discounts                                                 4,590                       4,626
                                                                -----------------           -----------------

NET SALES                                                            1,446,374                   1,319,354
                                                                -----------------           -----------------

COST OF MERCHANDISE SOLD                                             1,191,857                   1,082,211
                                                                -----------------           -----------------

   Gross margin                                                        254,517                     237,143
                                                                -----------------           -----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           208,002                     193,176
                                                                -----------------           -----------------

DEPRECIATION AND AMORTIZATION                                            9,471                       8,685
                                                                -----------------           -----------------

   Income from operations                                               37,044                      35,282
                                                                -----------------           -----------------

OTHER INCOME, net                                                        5,577                       1,189
                                                                -----------------           -----------------

INTEREST EXPENSE                                                         8,391                       8,116
                                                                -----------------           -----------------

   Income before provision for income taxes                             34,230                      28,355
                                                                -----------------           -----------------

PROVISION FOR INCOME TAXES
   Current                                                              14,596                      12,528
                                                                -----------------           -----------------
   Deferred                                                               (527)                       (314)
                                                                -----------------           -----------------
      Total provision for income taxes                                  14,069                      12,214
                                                                -----------------           -----------------

NET INCOME                                                              20,161                      16,141
                                                                =================           =================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                       $     4.27                  $     3.54
                                                                =================           =================
DIVIDENDS
   Preferred - $.50 per share                                       $        4                  $        4
                                                                -----------------           -----------------
   Common - $.60 per share                                               2,855                       2,729
                                                                -----------------           -----------------
                                                                    $    2,859                  $    2,733
                                                                =================           =================



See accompanying Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                        1996                        1995
                                                                    ------------                ------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                         $ 20,161                    $ 16,141
                                                                    ------------                ------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                      9,471                       8,685
                                                                    ------------                ------------
      Deferred income taxes                                               (527)                       (314)
                                                                    ------------                ------------
      Gain on sale of property                                          (3,879)                        ---
                                                                    ------------                ------------
      Changes in assets and liabilities:
         Trade receivables                                              (7,556)                    (26,110)
                                                                    ------------                ------------
         Merchandise inventory                                         (24,423)                    (54,199)
                                                                    ------------                ------------
         Other current assets                                              581                        (600)
                                                                    ------------                ------------
         Other assets                                                   (1,146)                     (1,359)
                                                                    ------------                ------------
         Trade accounts payable                                         29,726                      25,193
                                                                    ------------                ------------
         Accrued payroll and benefit costs                             (15,229)                    (13,057)
                                                                    ------------                ------------
         Other accrued liabilities                                      18,350                      19,224
                                                                    ------------                ------------
                                                                         5,368                     (42,537)
                                                                    ------------                ------------

   Net cash provided (used) by operations                               25,529                     (26,396)
                                                                    ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                     5,679                         239
                                                                    ------------                ------------
      Capital expenditures for property                                (25,374)                    (11,632)
                                                                    ------------                ------------

   Net cash used by investing activities                               (19,695)                    (11,393)
                                                                    ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                (36,787)                     54,780
                                                                    ------------                ------------
      Proceeds from long-term debt                                      65,000                      14,000
                                                                    ------------                ------------
      Repayment of long-term debt                                       (8,553)                     (6,498)
                                                                    ------------                ------------
      Principal payments under capital equipment leases                 (1,580)                     (1,114)
                                                                    ------------                ------------
      Sale of common stock                                               7,652                         201
                                                                    ------------                ------------
      Purchase of treasury stock                                        (2,291)                     (1,566)
                                                                    ------------                ------------
      Dividends paid                                                    (7,774)                     (7,534)
                                                                    ------------                ------------

   Net cash flow provided by financing activities                       15,667                      52,269
                                                                    ------------                ------------

NET INCREASE IN CASH                                                    21,501                      14,480
                                                                    ------------                ------------

CASH, BEGINNING OF YEAR                                                 21,033                      17,144
                                                                    ------------                ------------

CASH, END OF SECOND QUARTER                                           $ 42,534                    $ 31,624
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

Note 2
- ------

                                                                 Six Months 1996             Six Months 1995
                                                               -------------------         -------------------
Earnings for Six Months                                             $   20,161                  $   16,141
                                                               -------------------         -------------------

Dividends on Preferred Stock                                                 4                           4
                                                               -------------------         -------------------

Available for Common Stock                                          $   20,157                  $   16,137
                                                               -------------------         -------------------

Average Common Shares Outstanding                                    4,718,203                   4,557,639
                                                               -------------------         -------------------

Earnings Per Share                                                  $     4.27                  $     3.54
                                                               -------------------         -------------------

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
- ---------------------

      Net sales in the first six months of 1996 were 9.6% higher than in the first six months of 1995. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first six months of 1996 increased $17,374 (7.3%) compared to the first six months of 1995 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first six months of 1996 compared to the first six months of 1995 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first six months of 1996 compared to the first six months of 1995 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

      Other income in the first six months of 1996 included gains on sale of property of $3,879.

      The combined effect of the increases in gross margin and other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $5,875 in the first six months of 1996 compared to the same period in 1995.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

      The financial condition of the Company continues to be strong.  At
June 30, 1996, current assets exceeded current liabilities by $217,348, up $61,467 from December 31, 1995. The current assets at June 30, 1996 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At June 30, 1996, the Company had available to it unused lines of credit amounting to $255,500. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1996 through June 30 ranged from a minimum of $57,000 to a maximum of $168,000.

      The Company has a $125,000 Revolving Credit Loan Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR). The credit agreement has various covenants which limit the Company's ability to make investments, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. The Company intends to utilize this credit line primarily as a secondary source of borrowing for short-term financing requirements. In April, 1996, the agreement was amended to increase the commitment to $125,000 from the $80,000 commitment in 1995.
There have been no borrowings against this credit line through June 30, 1996.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In May, 1996, the Company received the proceeds from a fifteen-year note for $65,000 at a fixed interest rate of 7.36% with principal payable in semiannual installments beginning in May, 2001. The note agreement has various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. During the first six months of 1996, cash provided by operations amounted to $25,529 compared to $26,396 cash used by operations in the first six months of 1995. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $7,652 in the first six months of 1996. Additional cash of approximately $249 will be provided in the remainder of 1996 as a result of payments to be made for stock subscribed to by employees under the 1995 Common Stock Purchase Plan.

                          PART II:   OTHER INFORMATION
                          ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.

                  The annual meeting of shareholders occurred on June 13, 1996.
            All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 4,516,686 votes, no negative votes were cast.

                   1.   A. A. Brzoski
                   2.   T. S. Gurganous
                   3.   C. L. Hall
                   4.   R. H. Haney
                   5.   G. W. Harper
                   6.   G. J. McCrea
                   7.   R. L. Mygrant
                   8.   R. D. Offenbacher
                   9.   I. Orloff
                  10.   R. A. Reynolds
                  11.   J. R. Seaton
                  12.   G. S. Tulloch, Jr.
                  13.   C. R. Udell
                  14.   J. F. Van Pelt
                  15.   J. W. Wolf

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

                  (27) Financial Data Schedule (submitted in EDGAR format only).

            (b)   Reports on Form 8-K

                  Form 8-K was filed with the Commission on June 19, 1996 reporting a change in Registrant's Certifying Accountant.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       August 12, 1996                         GRAYBAR ELECTRIC COMPANY, INC.
      -----------------
            (Date)





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