Form 10-Q
period 1996-09-30
GRAYBAR ELECTRIC CO INC
filed 1996-11-12
CIK 205402

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    FORM 10-Q
                            Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             September 30, 1996
                                    ------------------------------------------
                                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                        to
                                     ----------------------    ---------------


                           GRAYBAR ELECTRIC COMPANY, INC
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               NEW YORK                                      13 - 0794380
------------------------------------------------------------------------------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

  34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                           63105
------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


           POST OFFICE BOX 7231, ST. LOUIS, MO                     63177
------------------------------------------------------------------------------
                   (Mailing Address)                            (Zip Code)


Registrant's telephone number, including area code:     (314)  512 - 9200
                                                    --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES   X           NO
                                 ------           -----



Common Stock Outstanding at October 31, 1996:        4,701,300
                                              ------------------------
                                                 (Number of Shares)


                                                      PART I

                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                         (Dollars Stated in Thousands)
                                     (Except for Share and Per Share Data)



                                                           SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                           ------------------       -----------------
CURRENT ASSETS

   Cash                                                         $ 47,527                $ 21,033
                                                           ------------------       -----------------
   Trade receivables                                             351,240                 344,232
                                                           ------------------       -----------------
   Merchandise inventory                                         293,185                 259,782
                                                           ------------------       -----------------
   Other current assets                                           12,221                  12,800
                                                           ------------------       -----------------
        Total current assets                                     704,173                 637,847
                                                           ------------------       -----------------

PROPERTY

   Land                                                           21,534                  19,921
                                                           ------------------       -----------------
   Buildings and permanent fixtures                              255,429                 228,323
                                                           ------------------       -----------------
   Capital equipment leases                                       26,138                  22,732
                                                           ------------------       -----------------
   Less-Accumulated depreciation                                 119,582                 110,843
                                                           ------------------       -----------------
        Net property                                             183,519                 160,133
                                                           ------------------       -----------------

DEFERRED FEDERAL INCOME TAXES                                     15,149                  14,354
                                                           ------------------       -----------------

OTHER ASSETS                                                      12,017                  10,946
                                                           ------------------       -----------------

                                                                $914,858                $823,280
                                                           ==================       =================

CURRENT LIABILITIES

   Notes payable to banks                                       $ 75,050                $130,554
                                                           ------------------       -----------------
   Current portion of long-term debt                              14,964                  13,479
                                                           ------------------       -----------------
   Trade accounts payable                                        316,212                 277,729
                                                           ------------------       -----------------
   Income taxes                                                    3,720                     ---
                                                           ------------------       -----------------
   Other accrued taxes                                             8,167                   8,957
                                                           ------------------       -----------------
   Accrued payroll and benefit costs                              27,783                  37,350
                                                           ------------------       -----------------
   Dividends payable                                                 ---                   4,915
                                                           ------------------       -----------------
   Other payables and accruals                                    31,430                   8,982
                                                           ------------------       -----------------
        Total current liabilities                                477,326                 481,966
                                                           ------------------       -----------------

POSTRETIREMENT BENEFITS LIABILITY                                 76,728                  75,900
                                                           ------------------       -----------------

LONG TERM DEBT                                                   153,181                  91,257
                                                           ------------------       -----------------


                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)


                                                                                     SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                                                     ------------------       -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                        SHARES
                                                       -------
                                                1996               1995
                                                ----               ----
Issued to shareholders                          7,504              7,504
                                            -------------      -------------
In treasury, at cost                             (321)               ---
                                            -------------      -------------
Outstanding                                     7,183              7,504                      144                      150
                                            -------------      -------------         ------------------       -----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                        SHARES
                                                       -------
                                                1996               1995
                                                ----               ----
Issued to voting trustees                   4,613,441          4,228,414
                                            -------------      -------------
Issued to shareholders                        246,500            244,315
                                            -------------      -------------
In treasury, at cost                         (152,619)           (12,431)
                                            -------------      -------------
Outstanding                                 4,707,322          4,460,298                   94,146                   89,206
                                            -------------      -------------         ------------------       -----------------

Common shares subscribed                                                                    1,319                    9,008
                                                                                     ------------------       -----------------

Retained earnings                                                                         113,278                   84,801
                                                                                     ------------------       -----------------

Less-Subscriptions receivable                                                               1,264                    9,008
                                                                                     ------------------       -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                             207,623                  174,157
                                                                                     ------------------       -----------------

                                                                                        $ 914,858                $ 823,280
                                                                                     ==================       =================

See accompanying Notes to Consolidated Financial Statements


                                         CONSOLIDATED STATEMENTS OF INCOME
                                         ---------------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)

                                                                       QUARTER ENDED
                                                            SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                                            ------------------     ------------------
GROSS SALES, net of returns and allowances                    $  787,009              $  731,067
                                                            ------------------     ------------------
   Less - Cash discounts                                           2,044                   2,417
                                                            ------------------     ------------------

NET SALES                                                        784,965                 728,650
                                                            ------------------     ------------------

COST OF MERCHANDISE SOLD                                         648,864                 600,420
                                                            ------------------     ------------------

   Gross margin                                                  136,101                 128,230
                                                            ------------------     ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     109,085                 101,998
                                                            ------------------     ------------------

DEPRECIATION AND AMORTIZATION                                      5,134                   4,492
                                                            ------------------     ------------------

   Income from operations                                         21,882                  21,740
                                                            ------------------     ------------------

OTHER INCOME, net                                                  3,516                     903
                                                            ------------------     ------------------

INTEREST EXPENSE                                                   4,031                   4,426
                                                            ------------------     ------------------

   Income before provision for income taxes                       21,367                  18,217
                                                            ------------------     ------------------

PROVISION FOR INCOME TAXES
   Current                                                         9,046                   7,046
                                                            ------------------     ------------------
   Deferred                                                         (268)                   (165)
                                                            ------------------     ------------------
      Total provision for income taxes                             8,778                   6,881
                                                            ------------------     ------------------

NET INCOME                                                        12,589                  11,336
                                                            ==================     ==================

NET INCOME PER SHARE OF COMMON STOCK                          $     2.67              $     2.52
                                                            ==================     ==================

DIVIDENDS
   Preferred - $.25 per share                                 $        1              $        2
                                                            ------------------     ------------------
   Common - $.30 per share                                         1,413                   1,348
                                                            ------------------     ------------------
                                                              $    1,414              $    1,350
                                                            ==================     ==================

See accompanying Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                                         (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)

                                                                   NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                           ------------------      ------------------
GROSS SALES, net of returns and allowances                   $ 2,237,973             $ 2,055,047
                                                           ------------------      ------------------
   Less - Cash discounts                                           6,634                   7,043
                                                           ------------------      ------------------

NET SALES                                                      2,231,339               2,048,004
                                                           ------------------      ------------------

COST OF MERCHANDISE SOLD                                       1,840,721               1,682,631
                                                           ------------------      ------------------

   Gross margin                                                  390,618                 365,373
                                                           ------------------      ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     317,087                 295,174
                                                           ------------------      ------------------

DEPRECIATION AND AMORTIZATION                                     14,605                  13,177
                                                           ------------------      ------------------

   Income from operations                                         58,926                  57,022
                                                           ------------------      ------------------

OTHER INCOME, net                                                  9,093                   2,092
                                                           ------------------      ------------------

INTEREST EXPENSE                                                  12,422                  12,542
                                                           ------------------      ------------------

   Income before provision for income taxes                       55,597                  46,572
                                                           ------------------      ------------------

PROVISION FOR INCOME TAXES
   Current                                                        23,642                  19,574
                                                           ------------------      ------------------
   Deferred                                                         (795)                   (479)
                                                           ------------------      ------------------
      Total provision for income taxes                            22,847                  19,095
                                                           ------------------      ------------------

NET INCOME                                                        32,750                  27,477
                                                           ==================      ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                $      6.94             $      6.05
                                                           ==================      ==================

DIVIDENDS
   Preferred - $.75 per share                                $         5             $         6
                                                           ------------------      ------------------
   Common - $.90 per share                                         4,268                   4,077
                                                           ------------------      ------------------
                                                             $     4,273             $     4,083
                                                           ==================      ==================

See accompanying Notes to Consolidated Financial Statements


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                           (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1996                       1995
                                                             ---------------------     --------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                    $   32,750                 $   27,477
                                                             ---------------------     --------------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                  14,605                     13,177
                                                             ---------------------     --------------------
      Deferred income taxes                                            (795)                      (479)
                                                             ---------------------     --------------------
      Gain on sale of property                                       (6,512)                       ---
                                                             ---------------------     --------------------
      Changes in assets and liabilities:
         Trade receivables                                           (7,008)                   (38,457)
                                                             ---------------------     --------------------
         Merchandise inventory                                      (33,403)                   (57,437)
                                                             ---------------------     --------------------
         Other current assets                                           579                       (680)
                                                             ---------------------     --------------------
         Other assets                                                (1,071)                    (1,150)
                                                             ---------------------     --------------------
         Trade accounts payable                                      38,483                     32,509
                                                             ---------------------     --------------------
         Accrued payroll and benefit costs                           (9,567)                    (6,310)
                                                             ---------------------     --------------------
         Other accrued liabilities                                   26,206                     28,902
                                                             ---------------------     --------------------
                                                                     21,517                    (29,925)
                                                             ---------------------     --------------------

   Net cash provided (used) by operations                            54,267                     (2,448)
                                                             ---------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                  8,773                        474
                                                             ---------------------     --------------------
      Capital expenditures for property                             (35,752)                   (17,514)
                                                             ---------------------     --------------------

   Net cash used by investing activities                            (26,979)                   (17,040)
                                                             ---------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks             (55,504)                    50,049
                                                             ---------------------     --------------------
      Proceeds from long-term debt                                   72,000                     14,000
                                                             ---------------------     --------------------
      Repayment of long-term debt                                    (9,453)                    (7,460)
                                                             ---------------------     --------------------
      Principal payments under capital equipment leases              (3,638)                    (2,770)
                                                             ---------------------     --------------------
      Sale of common stock                                            7,799                        299
                                                             ---------------------     --------------------
      Purchase of treasury stock                                     (2,810)                    (2,470)
                                                             ---------------------     --------------------
      Dividends paid                                                 (9,188)                    (8,884)
                                                             ---------------------     --------------------

   Net cash flow provided (used) by financing activities               (794)                    42,764
                                                             ---------------------     --------------------

NET INCREASE IN CASH                                                 26,494                     23,276
                                                             ---------------------     --------------------

CASH, BEGINNING OF YEAR                                              21,033                     17,144
                                                             ---------------------     --------------------

CASH, END OF THIRD QUARTER                                       $   47,527                 $   40,420
                                                             =====================     ====================

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

Note 2
------

                                                          NINE MONTHS 1996        NINE MONTHS 1995
                                                        --------------------    --------------------
      Earnings for Nine Months                            $       32,750          $       27,477
                                                        --------------------    --------------------

      Dividends on Preferred Stock                                     5                       6
                                                        --------------------    --------------------

      Available for Common Stock                          $       32,745          $       27,471
                                                        --------------------    --------------------

      Average Common Shares Outstanding                        4,716,807               4,540,207
                                                        --------------------    --------------------

      Earnings  Per Share                                 $         6.94          $         6.05
                                                        --------------------    --------------------


                        MANAGEMENT'S DISCUSSION & ANALYSIS
                                        OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                            (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first nine months of 1996 were 9.0% higher than in the first nine months of 1995. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first nine months of 1996 increased $25,245 (6.9%) compared to the first nine months of 1995 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first nine months of 1996 compared to the first nine months of 1995 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense decreased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to lower interest rates on short-term borrowings.

      Other income in the first nine months of 1996 included gains on sale of property of $6,512.

      The combined effect of the increases in gross margin and other income and the decrease in interest expense, together with increases in selling, general and administrative expenses and depreciation and amortization, resulted in an increase in pretax earnings of $9,025 in the first nine months of 1996 compared to the same period in 1995.

                        MANAGEMENT'S DISCUSSION & ANALYSIS
                                        OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------
                            (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At September 30, 1996, current assets exceeded current liabilities by $226,847, up $70,966 from December 31, 1995. The current assets at September 30, 1996 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At September 30, 1996, the Company had available to it unused lines of credit amounting to $249,600. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1996 through September 30 ranged from a minimum of $38,200 to a maximum of $168,000.

      The Company has a $125,000 Revolving Credit Loan Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR). The credit agreement has various covenants which limit the Company's ability to make investments, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. The Company intends to utilize this credit line primarily as a secondary source of borrowing for short-term financing requirements. In April, 1996, the agreement was amended to increase the commitment to $125,000 from the $80,000 commitment in 1995. There have been no borrowings against this credit line through September 30, 1996.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In May, 1996, the Company received the proceeds from a fifteen-year note for $65,000 at a fixed interest rate of 7.36% with principal payable in semiannual installments beginning in May, 2001. The note agreement has various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. In July, 1996, the Company received the proceeds from a ten-year note for $7,000 at a fixed interest rate of 7.74% with principal payable in quarterly installments beginning in November, 1996. During the first nine months of 1996, cash provided by operations amounted to $54,267 compared to $2,448 cash used by operations in the first nine months of 1995. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $7,799 in the first nine months of 1996.

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


     November 12, 1996              GRAYBAR ELECTRIC COMPANY, INC.
   ---------------------
          (Date)



                                                /S/ C. L. HALL
                                   ------------------------------------------
                                                  C. L. HALL
                                                  PRESIDENT


                                                /S/ J. R. SEATON
                                   ------------------------------------------
                                                  J. R. SEATON
                                                 VICE PRESIDENT
                                                AND COMPTROLLER