Form 10-K405
period 1996-12-31
GRAYBAR ELECTRIC CO INC
filed 1997-03-27
CIK 205402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
                          COMMISSION FILE NUMBER 0-255

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.
                                            -----------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to                    .
                                    -------------------    -------------------

                            GRAYBAR ELECTRIC COMPANY, INC.
     --------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                      NEW YORK                           13-0794380
     --------------------------------------------------------------------------
           (State or other jurisdiction of              (IRS Employer
            incorporation or organization)           Identification No.)

     34 North Meramec Avenue, St. Louis, Missouri          63105
     --------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

       Post Office Box 7231, St. Louis, Missouri           63177
     --------------------------------------------------------------------------
                 (Mailing Address)                      (Zip Code)

     Registrant's telephone number, including area code:     (314) 512-9200
                                                         ----------------------

     Securities registered pursuant to Section 12(b) of the Act:    None
                                                                 ----------

     Securities registered pursuant to Section 12(g) of the Act:

           Preferred Stock  -  Par Value $20

           Common Stock     -  Par Value $1 Per Share with a Stated Value of $20

           Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

           Common Stock outstanding at March 27, 1997  -  4,864,423 Shares

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes (X)    No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 27, 1997, was approximately $97,288,460. Pursuant to a Voting Trust Agreement, dated as of April 15, 1987, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

     The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

     (1) Annual Report to Shareholders Part II, Items 5-8 for the fiscal year ended December 31, 1996.

     (2) Information Statement relating Part III,   Items 10-13 to the 1997
Annual Meeting of Shareholders.

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

         During 1996, the Company purchased a significant portion of its products from its three largest suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

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

         On December 31, 1996 and 1995, the Company had orders on hand which totaled approximately $195,002,000 and $192,721,000, respectively. The Company believes that the increase from 1995 to 1996 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1996 will be filled within the twelve-month period ending December 31, 1997. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

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

         The distribution facilities operated by the Company are shown in the following table:



 Location of Main         Number of Distributing                                              Number of
Distributing House          Houses in District                                           Distributing Houses
------------------        ----------------------                                         -------------------
                                                                  Graybar International, Inc.
Boston, MA                                     9                  ---------------------------
Cincinnati, OH                                 8                   Puerto Rico                             1
Dallas, TX                                    27
Glendale Heights, IL                          15                  Graybar Electric (Ontario) Ltd.
Miami, FL                                      3                  -------------------------------
Minneapolis, MN                               18                   Canada                                  5
New York, NY                                  15
Norcross, GA                                  18                  Graybar Electric Ltd.
Phoenix, AZ                                   26                  ---------------------
Pittsburgh, PA                                12                   Canada                                 18
Richmond, VA                                  17
Seattle, WA                                   21                  Graybar de Mexico, S.A. de CV.
St. Louis, MO                                 16                  ------------------------------
Tampa, FL                                     23                   Mexico City, Mexico                     1

Zone Distributing Houses                                          Graybar-P&M International PTE, Ltd.
------------------------                                          -----------------------------------
Bethlehem, PA                                  1                    Singapore                              1
Peoria, IL                                     1



         Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, over sixty percent of the orders are filled from the Company's inventory and the remainder are shipped directly from the supplier to the place of use. The Company generally finances its inventory from internally generated funds and from long and short-term borrowings.

         The Company distributes its products to more than 200,000 customers, which fall into five general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

      CLASS OF CUSTOMERS                                           PERCENTAGE OF SALES
      ------------------                                           -------------------
                                                  1996                    1995                    1994
                                               ----------              ----------              ----------
Electrical contractors                            39.1%                   39.1%                   39.2%
Industrial plants                                 29.8                    30.6                    30.9
Telecommunication companies                       24.4                    22.9                    21.7
Private and public power utilities                 5.0                     5.6                     6.3
Miscellaneous                                      1.7                     1.8                     1.9
                                               ----------              ----------              ----------
                                                 100.0%                  100.0%                  100.0%
                                               ==========              ==========              ==========

         At December 31, 1996, the Company employed approximately 2,500 persons in sales capacities. Approximately 1,100 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Employees
---------

         At December 31, 1996, the Company employed approximately 6,600 persons on a full-time basis. Approximately 160 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.  Properties
-------  ----------

         As of December 31, 1996, the Company operated offices and distribution facilities in 240 locations. Of these, 131 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.

         The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 5,000 square feet to 141,000 square feet, the average being approximately 28,000 square feet.

         As of December 31, 1996, approximately $43.5 million in debt of the Company was secured by mortgages on twenty-eight buildings. Eighteen of these facilities are subject to a first mortgage securing a 12.25% note, of which $7.8 million in principal amount remains outstanding. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $24.6 million in principal amount remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $3.3 million in principal remains outstanding, and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $6.8 million in principal remains outstanding. A distribution house in Pinellas County, Florida is subject to a mortgage securing an Industrial Revenue Bond at an interest rate of 7.00% with one payment for $1.0 million due in 2004.

Item 3.  Legal Proceedings
-------  -----------------

         The Company has been named, together with numerous other companies, as a co-defendant in actions by approximately 3,000 plaintiffs which have been filed in various federal and state courts in Arkansas, California, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and West Virginia. The plaintiffs allege personal injuries due to exposure to asbestos products and seek substantial damages. The majority of the complaints do not identify any products containing asbestos allegedly sold by the Company.

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

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
-------  ----------------------------------------------------------------
         Matters
         -------

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

         The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page
1 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, (the "1996 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

         In May, 1996, the Company entered into a fifteen-year note agreement that includes various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement.

Item 6.  Selected Financial Data
-------  -----------------------

         The selected financial data for the Company as of December 31, 1996 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 13 of the 1996 Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

         Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the 1996 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."

         Such financial statements specifically referenced from the 1996 Annual Report in such list are incorporated herein by reference. There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

         The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 1997 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Item 11. Executive Compensation
-------- ----------------------

         The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation" and "Pension Plan" in the Information Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

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

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

         (a)   Documents filed as part of this report:
               --------------------------------------

                  The following financial statements and Report of
               Independent Auditors are included on the indicated pages in the 1996 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

               1. Index to Financial Statements
                  -----------------------------

                  (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1996 (page 16).

                  (ii) Consolidated Balance Sheets, as of December 31, 1996 and December 31, 1995 (page 17).

                  (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996 (page 18).

                  (iv) Notes to Consolidated Financial Statements (pages 19 to 22).

                  (v)   Report of Independent Auditors (page 23).

               2. Index to Financial Schedule
                  ---------------------------

               The following schedule for each of the three years ended December 31, 1996, to the Financial Statements is included on the indicated page in this Annual Report on Form 10-K:
                  (i)   Schedule II.  Valuation and Qualifying Accounts (page
                        14).

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

              (13) Annual Report to Shareholders for 1996 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

              (21)      List of subsidiaries of the Company.

              (23)      Independent Auditors' Consent of Ernst and Young LLP.

             (23A)      Independent Accountants' Consent of Price Waterhouse
                        LLP.

              (27) Financial Data Schedule (submitted in EDGAR format only).

         (b)   Reports on Form 8-K:
               -------------------

               No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1997.

                              GRAYBAR ELECTRIC COMPANY, INC.



                              By        /S/ C. L. HALL
                                 -----------------------------
                                    (C. L. Hall, President)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 1997.



/S/ C. L. HALL                                 Director and President
----------------------------------------       (Principal Executive Officer
(C. L. Hall)                                   and Principal Financial
                                               Officer)


/S/ J. R. SEATON                               Director, Vice President
----------------------------------------       and Comptroller (Principal
(J. R. Seaton)                                 Accounting Officer)

/S/ A. A. BRZOSKI, JR                          Director
----------------------------------------
(A. A. Brzoski, Jr.)


/S/ T. S. GURGANOUS                            Director
----------------------------------------
(T. S. Gurganous)


/S/ R. H. HANEY                                Director
(R. H. Haney)
----------------------------------------


/S/ G. W. HARPER                               Director
----------------------------------------
(G. W. Harper)


/S/ G. J. McCREA                               Director
----------------------------------------
(G. J. McCrea)


/S/ R. L. MYGRANT                              Director
----------------------------------------
(R. L. Mygrant)

/S/ R. D. OFFENBACHER                          Director
----------------------------------------
(R. D. Offenbacher)


/S/ I. ORLOFF                                  Director
----------------------------------------
(I. Orloff)


/S/ R. A. REYNOLDS                             Director
----------------------------------------
(R. A. Reynolds)


/S/ G. S. TULLOCH, JR.                         Director
----------------------------------------
(G. S. Tulloch, Jr.)


/S/ C. R. UDELL                                Director
----------------------------------------
(C. R. Udell)


/S/ J. F. VAN PELT                             Director
----------------------------------------
(J. F. Van Pelt)


/S/ J. W. WOLF                                 Director
----------------------------------------
(J. W. Wolf)

                             GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                             -----------------------------------------------

                              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              ---------------------------------------------

        Column A                                 Column B       Column C       Column D          Column E
        --------                                 --------       --------       --------          --------

                                                 Balance at     Additions                        Balance
                                                 Beginning      Charged to                       at End
                                                 of Period      Income         Deductions        of Period
        Description                              ---------      ----------     ----------        ---------
        -----------
FOR THE YEAR ENDED DECEMBER 31, 1996:
  Reserve deducted from assets to
   which it applies-
   Allowance for doubtful accounts               $ 4,113,000    $ 2,004,000    $ 2,216,000<F1>   $ 3,901,000
   Allowance for cash discounts                      476,000      9,743,000      9,637,000<F2>       582,000
                                                 -----------    -----------    -----------       -----------

       Total                                     $ 4,589,000    $11,747,000    $11,853,000       $ 4,483,000
                                                 ===========    ===========    ===========       ===========


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

              (i)   Restated Certificate of Incorporation dated March 9, 1984...................<F*>

              (ii)  By-laws as amended through August 1, 1991...................................<F*>

   (4)and(9)  Instruments defining the rights of security holders, including indentures and voting trust agreements.

                  Voting Trust Agreement dated as of April 15, l987, attached as
              Annex A to the Prospectus, dated January 20, 1987, constituting a part of the Registration Statement on Form S-13 (Registration No. 2-57861)................<F*>

        (10)  Material contracts.

              (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual
              Report on Form 10-K for the year ended December 31, 1972 (Commission File
              No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration
              No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit
              13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744),
              and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the
              Registration Statement on Form S-7 (Registration No. 2-68938).....................<F*>

        (13)  Annual Report to Shareholders for 1996 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

        (21)  List of subsidiaries of the Company.

        (23)  Independent Auditors' Consent of Ernst and Young LLP.

       (23A)  Independent Accountants' Consent of Price Waterhouse LLP.

        (27)  Financial Data Schedule (submitted in EDGAR format only).

                            --------------

            <F*>Incorporated by reference in this Annual Report on Form 10-K.