Form 10-Q
period 1997-03-31
GRAYBAR ELECTRIC CO INC
filed 1997-05-13
CIK 205402

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-Q
                        Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           March 31, 1997
                                        -----------------------------
                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                       to
                                       ------------------      ----------------

                          GRAYBAR ELECTRIC COMPANY, INC
             ----------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                  NEW YORK                            13 - 0794380
------------------------------------------------------------------------------
 (State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)


        34 NORTH MERAMEC AVENUE, ST. LOUIS, MO              63105
------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)



POST OFFICE BOX 7231, ST. LOUIS, MO                  63177
------------------------------------------------------------------------------
       (Mailing Address)                           (Zip Code)


Registrant's telephone number, including area code:       (314)  512 - 9200
                                                      ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES     X           NO
                                 -----              -----



      Common Stock Outstanding at April 30, 1997:              4,809,396
                                                        ----------------------
                                                          (Number of Shares)

                                                      PART I
                                                      ------

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)


                                                      MARCH 31, 1997                DECEMBER 31, 1996
                                                      --------------                -----------------
CURRENT ASSETS

   Cash                                                $    43,734                    $   13,820
                                                      ---------------               ---------------
   Trade receivables                                       335,392                       342,323
                                                      ---------------               ---------------
   Merchandise inventory                                   350,118                       301,835
                                                      ---------------               ---------------
   Other current assets                                     13,175                        13,245
                                                      ---------------               ---------------
        Total current assets                               742,419                       671,223
                                                      ---------------               ---------------

PROPERTY

   Land                                                     21,955                        21,894
                                                      ---------------               ---------------
   Buildings and permanent fixtures                        258,009                       260,864
                                                      ---------------               ---------------
   Capital equipment leases                                 26,138                        26,138
                                                      ---------------               ---------------
   Less-Accumulated depreciation                           120,921                       122,444
                                                      ---------------               ---------------
        Net property                                       185,181                       186,452
                                                      ---------------               ---------------

DEFERRED FEDERAL INCOME TAXES                               11,639                        11,793
                                                      ---------------               ---------------

OTHER ASSETS                                                12,882                        12,168
                                                      ---------------               ---------------

                                                       $   952,121                    $  881,636
                                                      ===============               ===============

CURRENT LIABILITIES

   Notes payable to banks                              $   133,066                    $   68,282
                                                      ---------------               ---------------
   Current portion of long-term debt                        15,234                        15,075
                                                      ---------------               ---------------
   Trade accounts payable                                  299,483                       273,878
                                                      ---------------               ---------------
   Income taxes                                              3,064                           ---
                                                      ---------------               ---------------
   Other accrued taxes                                       8,859                         9,164
                                                      ---------------               ---------------
   Accrued payroll and benefit costs                        18,008                        35,923
                                                      ---------------               ---------------
   Dividends payable                                           ---                         5,214
                                                      ---------------               ---------------
   Other payables and accruals                              26,375                        31,703
                                                      ---------------               ---------------
        Total current liabilities                          504,089                       439,239
                                                      ---------------               ---------------

POSTRETIREMENT BENEFITS LIABILITY                           77,253                        77,004
                                                      ---------------               ---------------

LONG TERM DEBT                                             149,216                       151,659
                                                      ---------------               ---------------

                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)
                                                                                     MARCH 31, 1997          DECEMBER 31, 1996
                                                                                     --------------          -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                        SHARES
                                                        ------
                                           1997                    1996
                                           ----                    ----
Issued to shareholders                     7,141                   7,141
                                     -------------           -------------
In treasury, at cost                        (349)                    ---
                                     -------------           -------------
Outstanding                                6,792                   7,141                     136                     143
                                     -------------           -------------         ---------------         ---------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                        SHARES
                                                        ------
                                           1997                    1996
                                           ----                    ----
Issued to voting trustees              4,694,088               4,684,709
                                     -------------           -------------
Issued to shareholders                   251,396                 251,375
                                     -------------           -------------
In treasury, at cost                     (83,913)                (20,035)
                                     -------------           -------------
Outstanding                            4,861,571               4,916,049                  97,231                  98,321
                                     -------------           -------------         ---------------         ---------------

Common shares subscribed                                                                     917                   1,110
                                                                                   ---------------         ---------------

Retained earnings                                                                        124,149                 115,218
                                                                                   ---------------         ---------------

Less-Subscriptions receivable                                                                870                   1,058
                                                                                   ---------------         ---------------

   TOTAL SHAREHOLDERS' EQUITY                                                            221,563                 213,734
                                                                                   ---------------         ---------------

                                                                                     $   952,121             $   881,636
                                                                                   ===============         ===============



See accompanying Notes to Consolidated Financial Statements

                                          CONSOLIDATED STATEMENTS OF INCOME
                                          ---------------------------------
                                            (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)
                                                                      QUARTER ENDED
                                                       MARCH 31, 1997                MARCH 31, 1996
                                                     ------------------            ------------------
GROSS SALES, net of returns and allowances             $   732,799                   $   694,138
                                                     ------------------            ------------------
   Less - Cash discounts                                     2,383                         2,207
                                                     ------------------            ------------------

NET SALES                                                  730,416                       691,931
                                                     ------------------            ------------------

COST OF MERCHANDISE SOLD                                   594,110                       567,464
                                                     ------------------            ------------------

   Gross margin                                            136,306                       124,467
                                                     ------------------            ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               110,601                       102,294
                                                     ------------------            ------------------

DEPRECIATION AND AMORTIZATION                                5,319                         4,631
                                                     ------------------            ------------------

   Income from operations                                   20,386                        17,542
                                                     ------------------            ------------------

OTHER INCOME, net                                            1,829                           897
                                                     ------------------            ------------------

INTEREST EXPENSE                                             4,587                         4,091
                                                     ------------------            ------------------

   Income before provision for income taxes                 17,628                        14,348
                                                     ------------------            ------------------

PROVISION FOR INCOME TAXES
   Current                                                   7,079                         6,159
                                                     ------------------            ------------------
   Deferred                                                    154                          (276)
                                                     ------------------            ------------------
      Total provision for income taxes                       7,233                         5,883
                                                     ------------------            ------------------

NET INCOME                                             $    10,395                   $     8,465
                                                     ==================            ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)          $      2.13                   $      1.72
                                                     ==================            ==================

DIVIDENDS
   Preferred - $.25 per share                          $         2                   $         2
                                                     ------------------            ------------------
   Common - $.30 per share                                   1,462                         1,436
                                                     ------------------            ------------------
                                                       $     1,464                   $     1,438
                                                     ==================            ==================



See accompanying Notes to Consolidated Financial Statements

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             -------------------------------------
                                                 (Dollars Stated in Thousands)
                                             (Except for Share and Per Share Data)
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                           1997                        1996
                                                                     --------------               ---------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                          $   10,395                   $     8,465
                                                                     --------------               ---------------
   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                         5,319                         4,631
                                                                     --------------               ---------------
      Deferred income taxes                                                   154                          (276)
                                                                     --------------               ---------------
      Gain on sale of property                                               (950)                          ---
                                                                     --------------               ---------------
      Changes in assets and liabilities:
         Trade receivables                                                  6,931                        21,335
                                                                     --------------               ---------------
         Merchandise inventory                                            (48,283)                      (26,556)
                                                                     --------------               ---------------
         Other current assets                                                  70                           118
                                                                     --------------               ---------------
         Other assets                                                        (714)                         (682)
                                                                     --------------               ---------------
         Trade accounts payable                                            25,605                        11,035
                                                                     --------------               ---------------
         Accrued payroll and benefit costs                                (17,915)                      (20,748)
                                                                     --------------               ---------------
         Other accrued liabilities                                         (2,320)                       17,600
                                                                     --------------               ---------------
                                                                          (32,103)                        6,457
                                                                     --------------               ---------------

   Net cash provided (used) by operations                                 (21,708)                       14,922
                                                                     --------------               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                        1,655                           564
                                                                     --------------               ---------------
      Capital expenditures for property                                    (4,753)                       (7,471)
                                                                     --------------               ---------------

   Net cash used by investing activities                                   (3,098)                       (6,907)
                                                                     --------------               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                               64,784                        10,141
                                                                     --------------               ---------------
      Proceeds from long-term debt                                            ---                           ---
                                                                     --------------               ---------------
      Repayment of long-term debt                                            (954)                         (917)
                                                                     --------------               ---------------
      Principal payments under capital equipment leases                    (1,330)                       (1,041)
                                                                     --------------               ---------------
      Sale of common stock                                                    183                         7,497
                                                                     --------------               ---------------
      Purchase of treasury stock                                           (1,285)                       (1,115)
                                                                     --------------               ---------------
      Dividends paid                                                       (6,678)                       (6,353)
                                                                     --------------               ---------------

   Net cash flow provided by financing activities                          54,720                         8,212
                                                                     --------------               ---------------

NET INCREASE IN CASH                                                       29,914                        16,227
                                                                     --------------               ---------------

CASH, BEGINNING OF YEAR                                                    13,820                        21,033
                                                                     --------------               ---------------

CASH, END OF FIRST QUARTER                                             $   43,734                   $    37,260
                                                                     ==============               ===============


See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION
                          -----------------------------
                          (Dollars Stated in Thousands)
                      (Except for Share and Per Share Data)

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

Note 2
------

                                                THREE MONTHS 1997               THREE MONTHS 1996
                                              --------------------            ---------------------
Earnings for Three Months                        $    10,395                     $       8,465
                                              --------------------            ---------------------

Dividends on Preferred Stock                               2                                 2
                                              --------------------            ---------------------

Available for Common Stock                       $    10,393                     $       8,463
                                              --------------------            ---------------------

Average Common Shares Outstanding                  4,885,827                       4,931,136 <F*>
                                              --------------------            ---------------------

Earnings Per Share                               $      2.13                     $      1.72 <F*>
                                              --------------------            ---------------------

<F*>  Restated for the declaration of a 5% stock dividend in 1996. Prior to adjusting for the stock dividend, the average common shares outstanding were 4,696,320.

Note 3
------

      In May, 1997, the Company purchased additional shares of Harris & Roome Supply Limited (H&R) at a purchase price of $2,261 to bring its ownership percentage to 78% of the outstanding shares of H&R. The effective date of this transaction was February 1, 1997. The sales, income and total assets of H&R are not material to the Company.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                           (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first three months of 1997 were 5.6% higher than in the first three months of 1996. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first three months of 1997 increased $11,839 (9.5%) compared to the first three months of 1996 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first three months of 1997 compared to the first three months of 1996 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first three months of 1997 compared to the first three months of 1996 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

      Other income in the first three months of 1997 included gains on sale of property of $950.

      The combined effect of the increases in gross margin and other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $3,280 in the first three months of 1997 compared to the same period in 1996.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                           (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At March 31, 1997, current assets exceeded current liabilities by $238,330, up $6,346 from December 31, 1996. The current assets at March 31, 1997 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At March 31, 1997, the Company had available to it unused lines of credit amounting to $220,500. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1997 through March 31 ranged from a minimum of $65,000 to a maximum of $133,066.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 1997, cash used by operations amounted to $21,708 compared to $14,922 cash provided by operations in the first three months of 1996. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $183 in the first three months of 1997. Additional cash of approximately $366 will be provided in the remainder of 1997 as a result of payments to be made for stock subscribed to by employees under the 1996 Common Stock Purchase Plan.

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


     May 13, 1997             GRAYBAR ELECTRIC COMPANY, INC.
----------------------
        (Date)

                                             /S/ C. L. HALL
                              ------------------------------------------------
                                               C. L. HALL
                                               PRESIDENT


                                           /S/ J. R. SEATON
                              ------------------------------------------------
                                             J. R. SEATON
                                            VICE PRESIDENT
                                           AND COMPTROLLER