Form 10-Q
period 1997-06-30
GRAYBAR ELECTRIC CO INC
filed 1997-08-13
CIK 205402

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q
                        Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           June 30, 1997
                                         -------------------------

                                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                         -------------        --------------


                           GRAYBAR ELECTRIC COMPANY, INC
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              NEW YORK                                      13 - 0794380
-------------------------------------------------------------------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


         34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                 63105
-------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


           POST OFFICE BOX 7231, ST. LOUIS, MO                   63177
-------------------------------------------------------------------------------
                  (Mailing Address)                            (Zip Code)


Registrant's telephone number, including area code:      (314)  512 - 9200
                                                      -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES     X           NO
                                      --------            -------



Common Stock Outstanding at July 31, 1997:               4,794,355
                                                     -----------------
                                                     (Number of Shares)

                                                              PART I
                                                              ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                         JUNE 30, 1997                  DECEMBER 31, 1996
                                                                     --------------------             ---------------------
CURRENT ASSETS

   Cash                                                                $      52,212                    $     13,820
                                                                     --------------------             ---------------------
   Trade receivables                                                         381,444                         342,323
                                                                     --------------------             ---------------------
   Merchandise inventory                                                     367,397                         301,835
                                                                     --------------------             ---------------------
   Other current assets                                                       13,361                          13,245
                                                                     --------------------             ---------------------
        Total current assets                                                 814,414                         671,223
                                                                     --------------------             ---------------------

PROPERTY

   Land                                                                       22,352                          21,894
                                                                     --------------------             ---------------------
   Buildings and permanent fixtures                                          271,199                         260,864
                                                                     --------------------             ---------------------
   Capital equipment leases                                                   26,138                          26,138
                                                                     --------------------             ---------------------
   Less-Accumulated depreciation                                             128,843                         122,444
                                                                     --------------------             ---------------------
        Net property                                                         190,846                         186,452
                                                                     --------------------             ---------------------

DEFERRED FEDERAL INCOME TAXES                                                 12,074                          11,793
                                                                     --------------------             ---------------------

OTHER ASSETS                                                                   9,946                          12,168
                                                                     --------------------             ---------------------
                                                                       $   1,027,280                    $   $881,636
                                                                     ====================             =====================

CURRENT LIABILITIES

   Notes payable to banks                                              $     129,186                    $     68,282
                                                                     --------------------             ---------------------
   Current portion of long-term debt                                          15,681                          15,075
                                                                     --------------------             ---------------------
   Trade accounts payable                                                    358,139                         273,878
                                                                     --------------------             ---------------------
   Income taxes                                                                4,969                              --
                                                                     --------------------             ---------------------
   Other accrued taxes                                                         7,694                           9,164
                                                                     --------------------             ---------------------
   Accrued payroll and benefit costs                                          24,564                          35,923
                                                                     --------------------             ---------------------
   Dividends payable                                                              --                           5,214
                                                                     --------------------             ---------------------
   Other payables and accruals                                                32,331                          31,703
                                                                     --------------------             ---------------------
        Total current liabilities                                            572,564                         439,239
                                                                     --------------------             ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                             77,502                          77,004
                                                                     --------------------             ---------------------

LONG TERM DEBT                                                               145,006                         151,659
                                                                     --------------------             ---------------------



                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                         JUNE 30, 1997                  DECEMBER 31, 1996
                                                                     --------------------             ---------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                            SHARES
                                            ------
                                     1997             1996
                                     ----             ----

Issued to shareholders               7,141             7,141
                                -----------       -----------
In treasury, at cost                  (576)               --
                                -----------       -----------
Outstanding                          6,565             7,141                     131                             143
                                -----------       -----------        --------------------             ---------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                            SHARES
                                            ------
                                    1997              1996
                                    ----              ----
Issued to voting trustees        4,713,697         4,684,709
                                -----------       -----------
Issued to shareholders             252,161           251,375
                                -----------       -----------
In treasury, at cost              (156,102)          (20,035)
                                -----------       -----------
Outstanding                      4,809,756         4,916,049                  96,195                          98,321
                                -----------       -----------        --------------------             ---------------------

Common shares subscribed                                                         795                           1,110
                                                                     --------------------             ---------------------
Retained earnings                                                            135,838                         115,218
                                                                     --------------------             ---------------------
Less-Subscriptions receivable                                                    751                           1,058
                                                                     --------------------             ---------------------
  TOTAL SHAREHOLDERS' EQUITY                                                 232,208                         213,734
                                                                     --------------------             ---------------------
                                                                       $   1,027,280                    $    881,636
                                                                     ====================             =====================



See accompanying Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)

                                                                                    QUARTER ENDED
                                                                        JUNE 30, 1997           JUNE 30, 1996
                                                                       ---------------         ---------------
GROSS SALES, net of returns and allowances                               $  849,789              $  756,826
                                                                       ---------------         ---------------
   Less - Cash discounts                                                      2,712                   2,383
                                                                       ---------------         ---------------

NET SALES                                                                   847,077                 754,443
                                                                       ---------------         ---------------

COST OF MERCHANDISE SOLD                                                    695,941                 624,393
                                                                       ---------------         ---------------

   Gross margin                                                             151,136                 130,050
                                                                       ---------------         ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                119,568                 105,708
                                                                       ---------------         ---------------

DEPRECIATION AND AMORTIZATION                                                 5,622                   4,840
                                                                       ---------------         ---------------

   Income from operations                                                    25,946                  19,502
                                                                       ---------------         ---------------

OTHER INCOME, net                                                             1,440                   4,680
                                                                       ---------------         ---------------

INTEREST EXPENSE                                                              5,050                   4,300
                                                                       ---------------         ---------------

   Income before provision for income taxes                                  22,336                  19,882
                                                                       ---------------         ---------------

PROVISION FOR INCOME TAXES

   Current                                                                    9,637                   8,437
                                                                       ---------------         ---------------
   Deferred                                                                    (435)                   (251)
                                                                       ---------------         ---------------
      Total provision for income taxes                                        9,202                   8,186
                                                                       ---------------         ---------------

NET INCOME                                                                   13,134                  11,696
                                                                       ===============         ===============

NET INCOME PER SHARE OF COMMON STOCK                                     $     2.73              $     2.34
                                                                       ===============         ===============

DIVIDENDS

   Preferred - $.25 per share                                            $        1              $        2
                                                                       ---------------         ---------------
   Common - $.30 per share                                                    1,444                   1,419
                                                                       ---------------         ---------------
                                                                         $    1,445              $    1,421
                                                                       ===============         ===============

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                        SIX MONTHS ENDED
                                                              JUNE 30, 1997          JUNE 30, 1996
                                                            ----------------        ----------------

GROSS SALES, net of returns and allowances                    $  1,582,588            $  1,450,964
                                                            ----------------        ----------------

   Less - Cash discounts                                             5,095                   4,590
                                                            ----------------        ----------------

NET SALES                                                        1,577,493               1,446,374
                                                            ----------------        ----------------

COST OF MERCHANDISE SOLD                                         1,290,051               1,191,857
                                                            ----------------        ----------------

   Gross margin                                                    287,442                 254,517
                                                            ----------------        ----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       230,169                 208,002
                                                            ----------------        ----------------

DEPRECIATION AND AMORTIZATION                                       10,941                   9,471
                                                            ----------------        ----------------

   Income from operations                                           46,332                  37,044
                                                            ----------------        ----------------

OTHER INCOME, net                                                    3,269                   5,577
                                                            ----------------        ----------------

INTEREST EXPENSE                                                     9,637                   8,391
                                                            ----------------        ----------------

   Income before provision for income taxes                         39,964                  34,230
                                                            ----------------        ----------------

PROVISION FOR INCOME TAXES

   Current                                                          16,716                  14,596
                                                            ----------------        ----------------
   Deferred                                                           (281)                   (527)
                                                            ----------------        ----------------
      Total provision for income taxes                              16,435                  14,069
                                                            ----------------        ----------------

NET INCOME                                                          23,529                  20,161
                                                            ================        ================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                 $       4.85            $       4.07
                                                            ================        ================

DIVIDENDS
   Preferred - $.50 per share                                 $          3            $          4
                                                            ----------------        ----------------
   Common - $.60 per share                                           2,906                   2,855
                                                            ----------------        ----------------
                                                              $      2,909            $      2,859
                                                            ================        ================


See accompanying Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             1997                    1996
                                                                        --------------          --------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                             $   23,529              $   20,161
                                                                        --------------          --------------

   Adjustments to reconcile net income
   to cash provided by operations:
      Depreciation and amortization                                           10,941                   9,471
                                                                        --------------          --------------
      Deferred income taxes                                                     (281)                   (527)
                                                                        --------------          --------------
      Gain on sale of property                                                (1,340)                 (3,879)
                                                                        --------------          --------------
      Changes in assets and liabilities:
         Trade receivables                                                   (29,106)                 (7,556)
                                                                        --------------          --------------
         Merchandise inventory                                               (58,269)                (24,423)
                                                                        --------------          --------------
         Other current assets                                                    231                     581
                                                                        --------------          --------------
         Other assets                                                         (3,094)                 (1,146)
                                                                        --------------          --------------
         Trade accounts payable                                               80,002                  29,726
                                                                        --------------          --------------
         Accrued payroll and benefit costs                                   (11,359)                (15,229)
                                                                        --------------          --------------
         Other accrued liabilities                                             1,842                  18,350
                                                                        --------------          --------------
                                                                             (10,433)                  5,368
                                                                        --------------          --------------

   Net cash provided by operations                                            13,096                  25,529
                                                                        --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                           2,870                   5,679
                                                                        -------------           --------------
      Capital expenditures for property                                      (11,261)                (25,374)
                                                                        -------------           --------------

   Net cash used by investing activities                                      (8,391)                (19,695)
                                                                        --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                       54,227                 (36,787)
                                                                        --------------          --------------
      Proceeds from long-term debt                                                --                  65,000
                                                                        --------------          --------------
      Repayment of long-term debt                                             (8,451)                 (8,553)
                                                                        --------------          --------------
      Principal payments under capital equipment leases                       (1,820)                 (1,580)
                                                                        --------------          --------------
      Sale of common stock                                                       587                   7,652
                                                                        --------------          --------------
      Purchase of treasury stock                                              (2,733)                 (2,291)
                                                                        --------------          --------------
      Dividends paid                                                          (8,123)                 (7,774)
                                                                        --------------          --------------

   Net cash flow provided by financing activities                             33,687                  15,667
                                                                        --------------          --------------
NET INCREASE IN CASH                                                          38,392                  21,501
                                                                        --------------          --------------

CASH, BEGINNING OF YEAR                                                       13,820                  21,033
                                                                        --------------          --------------

CASH, END OF SECOND QUARTER                                               $   52,212              $   42,534
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

Note 2
------

                                                            SIX MONTHS 1997         SIX MONTHS 1996
                                                           ----------------        ------------------
            Earnings for Six Months                           $   23,529              $   20,161
                                                           ----------------        ------------------

            Dividends on Preferred Stock                               3                       4
                                                           ----------------        ------------------

            Available for Common Stock                        $   23,526              $   20,157
                                                           ----------------        ------------------

            Average Common Shares Outstanding                  4,850,777               4,954,113 <F*>
                                                           ----------------        ------------------

            Earnings Per Share                                $     4.85              $     4.07 <F*>
                                                           ----------------        ------------------

            <F*> Restated for the declaration of a 5% stock dividend in 1996.
                 Prior to adjusting for the stock dividend, the average common shares outstanding were 4,718,203.

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



RESULTS OF OPERATIONS
---------------------

     Net sales in the first six months of 1997 were 9.1% higher than in the first six months of 1996. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

     Gross margin in the first six months of 1997 increased $32,925 (12.9%) compared to the first six months of 1996 primarily due to increased sales in the electrical and communication markets.

     The increase in selling, general and administrative expenses in the first six months of 1997 compared to the first six months of 1996 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

     Interest expense increased in the first six months of 1997 compared to the first six months of 1996 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

     Other income in the first six months of 1997 included gains on sale of property of $1,340.

     The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $5,734 in the first six months of 1997 compared to the same period in 1996.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
                       (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The financial condition of the Company continues to be strong. At June 30, 1997, current assets exceeded current liabilities by $241,850, up $9,866 from December 31, 1996. The current assets at June 30, 1997 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

     At June 30, 1997, the Company had available to it unused lines of credit amounting to $204,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1997 through June 30 ranged from a minimum of $65,000 to a maximum of $139,000.

     The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first six months of 1997, cash provided by operations amounted to $13,096 compared to $25,529 cash provided by operations in the first six months of 1996. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $587 in the first six months of 1997. Additional cash of approximately $250 will be provided in the remainder of 1997 as a result of payments to be made for stock subscribed to by employees under the 1996 Common Stock Purchase Plan.

                       PART II:   OTHER INFORMATION
                       ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders occurred on June 12, 1997. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 4,507,072 votes, no negative votes were cast.

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


      August 13, 1997                 GRAYBAR ELECTRIC COMPANY, INC.
--------------------------
         (Date)



                                              /S/ C. L. HALL
                                         -----------------------
                                                C. L. HALL
                                                PRESIDENT


                                             /S/ J. R. SEATON
                                         -----------------------
                                               J. R. SEATON
                                              VICE PRESIDENT
                                             AND COMPTROLLER