Form 10-Q
period 1997-09-30
GRAYBAR ELECTRIC CO INC
filed 1997-11-12
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 1997
                                            --------------------------

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                      ------------------    -----------------

                        GRAYBAR ELECTRIC COMPANY, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW YORK                            13 - 0794380
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


           34 NORTH MERAMEC AVENUE, ST. LOUIS, MO             63105
--------------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


           POST OFFICE BOX 7231, ST. LOUIS, MO                63177
--------------------------------------------------------------------------------
                (Mailing Address)                          (Zip Code)


      Registrant's telephone number, including area code:  (314) 512-9200
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


                          YES     X           NO
                               -------           -------




   Common Stock Outstanding at October 31, 1997:          4,736,833
                                                    ---------------------
                                                      (Number of Shares)

                                                         PART I
                                                         ------

                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)



                                                           SEPTEMBER 30, 1997          DECEMBER 31, 1996
                                                           ------------------          -----------------
CURRENT ASSETS

   Cash                                                       $   45,927                   $ 13,820
                                                           ------------------          -----------------
   Trade receivables                                             418,439                    342,323
                                                           ------------------          -----------------
   Merchandise inventory                                         372,129                    301,835
                                                           ------------------          -----------------
   Other current assets                                           14,899                     13,245
                                                           ------------------          -----------------
     Total current assets                                        851,394                    671,223
                                                           ------------------          -----------------

PROPERTY

   Land                                                           22,619                     21,894
                                                           ------------------          -----------------
   Buildings and permanent fixtures                              276,118                    260,864
                                                           ------------------          -----------------
   Capital equipment leases                                       26,138                     26,138
                                                           ------------------          -----------------
   Less-Accumulated depreciation                                 133,577                    122,444
                                                           ------------------          -----------------
     Net property                                                191,298                    186,452
                                                           ------------------          -----------------

DEFERRED FEDERAL INCOME TAXES                                     12,708                     11,793
                                                           ------------------          -----------------

OTHER ASSETS                                                      25,509                     12,168
                                                           ------------------          -----------------

                                                              $1,080,909                   $881,636
                                                           ==================          =================

CURRENT LIABILITIES

   Notes payable to banks                                     $  144,833                   $ 68,282
                                                           ------------------          -----------------
   Current portion of long-term debt                              14,388                     15,075
                                                           ------------------          -----------------
   Trade accounts payable                                        367,143                    273,878
                                                           ------------------          -----------------
   Income taxes                                                    8,511                         --
                                                           ------------------          -----------------
   Other accrued taxes                                            10,602                      9,164
                                                           ------------------          -----------------
   Accrued payroll and benefit costs                              31,254                     35,923
                                                           ------------------          -----------------
   Dividends payable                                                  --                      5,214
                                                           ------------------          -----------------
   Other payables and accruals                                    38,226                     31,703
                                                           ------------------          -----------------
     Total current liabilities                                   614,957                    439,239
                                                           ------------------          -----------------

POSTRETIREMENT BENEFITS LIABILITY                                 77,751                     77,004
                                                           ------------------          -----------------

LONG TERM DEBT                                                   143,489                    151,659
                                                           ------------------          -----------------


                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)


                                                                         SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                                         ------------------     -----------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                   SHARES
                                                   ------
                                            1997              1996
                                            ----              ----
Issued to shareholders                     7,141             7,141
                                     -------------     -------------
In treasury, at cost                      (1,132)               --
                                     -------------     -------------
Outstanding                                6,009             7,141                  120                  143
                                     -------------     -------------     ------------------     -----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                  SHARES
                                                  ------
                                          1997              1996
                                          ----              ----
Issued to voting trustees              4,719,126         4,684,709
                                     -------------     -------------
Issued to shareholders                   252,330           251,375
                                     -------------     -------------
In treasury, at cost                    (221,674)          (20,035)
                                     -------------     -------------
Outstanding                            4,749,782         4,916,049               94,996               98,321
                                     -------------     -------------     ------------------     -----------------

Common shares subscribed                                                            683                1,110
                                                                         ------------------     -----------------

Retained earnings                                                               149,552              115,218
                                                                         ------------------     -----------------

Less-Subscriptions receivable                                                       639                1,058
                                                                         ------------------     -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                   244,712              213,734
                                                                         ------------------     -----------------

                                                                             $1,080,909             $881,636
                                                                         ==================     =================

See accompanying Notes to Consolidated Financial Statements


                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                    QUARTER ENDED
                                                                    SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                                    ------------------         ------------------

GROSS SALES, net of returns and allowances                               $893,577                   $787,009
                                                                    ------------------         ------------------
   Less - Cash discounts                                                    2,862                      2,044
                                                                    ------------------         ------------------

NET SALES                                                                 890,715                    784,965
                                                                    ------------------         ------------------

COST OF MERCHANDISE SOLD                                                  733,590                    648,864
                                                                    ------------------         ------------------

   Gross margin                                                           157,125                    136,101
                                                                    ------------------         ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              121,402                    109,085
                                                                    ------------------         ------------------

DEPRECIATION AND AMORTIZATION                                               5,724                      5,134
                                                                    ------------------         ------------------

   Income from operations                                                  29,999                     21,882
                                                                    ------------------         ------------------

OTHER INCOME, net                                                             736                      3,516
                                                                    ------------------         ------------------

INTEREST EXPENSE                                                            4,997                      4,031
                                                                    ------------------         ------------------

   Income before provision for income taxes                                25,738                     21,367
                                                                    ------------------         ------------------

PROVISION FOR INCOME TAXES
   Current                                                                 11,230                      9,046
                                                                    ------------------         ------------------
   Deferred                                                                  (634)                      (268)
                                                                    ------------------         ------------------
      Total provision for income taxes                                     10,596                      8,778
                                                                    ------------------         ------------------

NET INCOME                                                                 15,142                     12,589
                                                                    ==================         ==================

NET INCOME PER SHARE OF COMMON STOCK                                     $   3.17                   $   2.54
                                                                    ==================         ==================

DIVIDENDS
   Preferred - $.25 per share                                            $      2                   $      1
                                                                    ------------------         ------------------
   Common - $.30 per share                                                  1,426                      1,413
                                                                    ------------------         ------------------
                                                                         $  1,428                   $  1,414
                                                                    ==================         ==================

See accompanying Notes to Consolidated Financial Statements


                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                                                    ------------------           ------------------
GROSS SALES, net of returns and allowances                             $2,476,165                    $2,237,973
                                                                    ------------------           ------------------
   Less - Cash discounts                                                    7,957                         6,634
                                                                    ------------------           ------------------

NET SALES                                                               2,468,208                     2,231,339
                                                                    ------------------           ------------------

COST OF MERCHANDISE SOLD                                                2,023,641                     1,840,721
                                                                    ------------------           ------------------

   Gross margin                                                           444,567                       390,618
                                                                    ------------------           ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              351,571                       317,087
                                                                    ------------------           ------------------

DEPRECIATION AND AMORTIZATION                                              16,665                        14,605
                                                                    ------------------           ------------------

   Income from operations                                                  76,331                        58,926
                                                                    ------------------           ------------------

OTHER INCOME, net                                                           4,005                         9,093
                                                                    ------------------           ------------------

INTEREST EXPENSE                                                           14,634                        12,422
                                                                    ------------------           ------------------

   Income before provision for income taxes                                65,702                        55,597
                                                                    ------------------           ------------------

PROVISION FOR INCOME TAXES
   Current                                                                 27,946                        23,642
                                                                    ------------------           ------------------
   Deferred                                                                  (915)                         (795)
                                                                    ------------------           ------------------
      Total provision for income taxes                                     27,031                        22,847
                                                                    ------------------           ------------------

NET INCOME                                                                 38,671                        32,750
                                                                    ==================           ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                          $     8.01                    $     6.61
                                                                    ==================           ==================

DIVIDENDS
   Preferred - $.75 per share                                          $        5                    $        5
                                                                    ------------------           ------------------
   Common - $.90 per share                                                  4,332                         4,268
                                                                    ------------------           ------------------
                                                                       $    4,337                    $    4,273
                                                                    ==================           ==================


See accompanying Notes to Consolidated Financial Statements


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -------------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1997                 1996
                                                                         --------------       --------------
CASH FLOWS FROM OPERATIONS

   NET INCOME                                                               $ 38,671             $ 32,750
                                                                         --------------       --------------

   Adjustments to reconcile net income
   to cash provided by operations:
      Depreciation and amortization                                           16,665               14,605
                                                                         --------------       --------------
      Deferred income taxes                                                     (915)                (795)
                                                                         --------------       --------------
      Gain on sale of property                                                (1,340)              (6,512)
                                                                         --------------       --------------
      Changes in assets and liabilities:

         Trade receivables                                                   (66,101)              (7,008)
                                                                         --------------       --------------
         Merchandise inventory                                               (63,001)             (33,403)
                                                                         --------------       --------------
         Other current assets                                                 (1,307)                 579
                                                                         --------------       --------------
         Other assets                                                        (18,657)              (1,071)
                                                                         --------------       --------------
         Trade accounts payable                                               89,006               38,483
                                                                         --------------       --------------
         Accrued payroll and benefit costs                                    (4,669)              (9,567)
                                                                         --------------       --------------
         Other accrued liabilities                                            14,436               26,206
                                                                         --------------       --------------
                                                                             (35,883)              21,517
                                                                         --------------       --------------

   Net cash provided by operations                                             2,788               54,267
                                                                         --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                           3,033                8,773
                                                                         --------------       --------------
      Capital expenditures for property                                      (17,600)             (35,752)
                                                                         --------------       --------------

   Net cash used by investing activities                                     (14,567)             (26,979)
                                                                         --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                       69,874              (55,504)
                                                                         --------------       --------------
      Proceeds from long-term debt                                                --               72,000
                                                                         --------------       --------------
      Repayment of long-term debt                                             (9,527)              (9,453)
                                                                         --------------       --------------
      Principal payments under capital equipment leases                       (3,554)              (3,638)
                                                                         --------------       --------------
      Sale of common stock                                                       699                7,799
                                                                         --------------       --------------
      Purchase of treasury stock                                              (4,055)              (2,810)
                                                                         --------------       --------------
      Dividends paid                                                          (9,551)              (9,188)
                                                                         --------------       --------------

   Net cash flow provided (used) by financing activities                      43,886                 (794)
                                                                         --------------       --------------

NET INCREASE IN CASH                                                          32,107               26,494
                                                                         --------------       --------------

CASH, BEGINNING OF YEAR                                                       13,820               21,033
                                                                         --------------       --------------

CASH, END OF THIRD QUARTER                                                  $ 45,927             $ 47,527
                                                                         ==============       ==============

See accompanying Notes to Consolidated Financial Statements


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND OTHER INFORMATION
                     ---------------------------------
                       (Dollars Stated in Thousands)
                   (Except for Share and Per Share Data)


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

Note 2
------

                                        NINE MONTHS 1997       NINE MONTHS 1996
                                        ----------------       ----------------

      Earnings for Nine months             $   38,671             $   32,750
                                        ----------------       ----------------

      Dividends on Preferred Stock                  5                      5
                                        ----------------       ----------------

      Available for Common Stock           $   38,666             $   32,745
                                        ----------------       ----------------

      Average Common Shares Outstanding     4,827,608              4,952,647<F*>
                                        ----------------       ----------------

      Earnings  Per Share                  $     8.01             $     6.61<F*>
                                        ----------------       ----------------



<F*> Restated for the declaration of a 5% stock dividend in 1996.  Prior to adjusting for the stock dividend, the average common shares outstanding were 4,716,807.



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



RESULTS OF OPERATIONS
---------------------

      Net sales in the first nine months of 1997 were 10.6% higher than in the first nine months of 1996. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first nine months of 1997 increased $53,949 (13.8%) compared to the first nine months of 1996 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first nine months of 1997 compared to the first nine months of 1996 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

      Other income in the first nine months of 1997 included gains on sale of property of $1,340.

      The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $10,105 in the first nine months of 1997 compared to the same period in 1996.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At September 30, 1997, current assets exceeded current liabilities by $236,437, up $4,453 from December 31, 1996. The current assets at September 30, 1997 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At September 30, 1997, the Company had available to it unused lines of credit amounting to $210,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1997 through September 30 ranged from a minimum of $65,000 to a maximum of $163,000.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first nine months of 1997, cash provided by operations amounted to $2,788 compared to $54,267 cash provided by operations in the first nine months of 1996. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $699 in the first nine months of 1997. Additional cash of approximately $138 will be provided in the remainder of 1997 as a result of payments to be made for stock subscribed to by employees under the 1995 Common Stock Purchase Plan.

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


     November 12, 1997              GRAYBAR ELECTRIC COMPANY, INC.
     -----------------
          (Date)





                                           /S/ C. L. HALL
                                    -----------------------------
                                             C. L. HALL
                                             PRESIDENT


                                          /S/ J. R. SEATON
                                    -----------------------------
                                            J. R. SEATON
                                           VICE PRESIDENT
                                          AND COMPTROLLER