Form 10-K405
period 1997-12-31
GRAYBAR ELECTRIC CO INC
filed 1998-03-27
CIK 205402

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-K
                         COMMISSION FILE NUMBER 0-255

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997.
                                          ------------------
                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from--------------------to-------------------.

                           GRAYBAR ELECTRIC COMPANY, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEW YORK                            13-0794380
------------------------------------------------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

      34 North Meramec Avenue, St. Louis, Missouri             63105
------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

      Post Office Box 7231, St. Louis, Missouri                63177
------------------------------------------------------------------------------
               (Mailing Address)                             (Zip Code)

      Registrant's telephone number, including area code:    (314) 512-9200
                                                         ---------------------

      Securities registered pursuant to Section 12(b) of the Act:    None
                                                                 -------------

      Securities registered pursuant to Section 12(g) of the Act:

          Preferred Stock - Par Value $20

          Common Stock    - Par Value $1 Per Share with a Stated Value of $20

          Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

          Common Stock outstanding at March 27, 1998  -  5,118,326 Shares

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

      The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 27, 1998, was approximately $102,366,520. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 94% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

      The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

      (1) Annual Report to Shareholders Part II, Items 5-8 for the fiscal year ended December 31, 1997.

      (2) Information Statement relating Part III, Items 10-13 to the 1998 Annual Meeting of Shareholders.

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

      During 1997, the Company purchased a significant portion of its products from several major suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

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

      On December 31, 1997 and 1996, the Company had orders on hand which totaled approximately $232,157,000 and $195,002,000, respectively. The Company believes that the increase from 1996 to 1997 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1997 will be filled within the twelve-month period ending December 31, 1998. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

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

      The distribution facilities operated by the Company are shown in the following table:

 Location of Main       Number of Distributing                                    Number of
Distributing House        Houses in District                                 Distributing Houses
------------------      ----------------------                               -------------------
                                                      Graybar International, Inc.
                                                      ---------------------------
Boston, MA                                  10        Puerto Rico                              1
Cincinnati, OH                               8
Dallas, TX                                  30        Graybar Electric (Ontario) Ltd.
Glendale Heights, IL                        16        -------------------------------
Miami, FL                                    3        Canada                                   6
Minneapolis, MN                             18
New York, NY                                15        Graybar Electric Ltd.
Norcross, GA                                19        ---------------------
Phoenix, AZ                                 26        Canada                                  18
Pittsburgh, PA                              12
Richmond, VA                                18        Graybar de Mexico, S.A. de CV.
Seattle, WA                                 22        ------------------------------
St. Louis, MO                               16        Mexico City, Mexico                      1
Tampa, FL                                   23
                                                      Graybar-P&M International PTE, Ltd.
                                                      -----------------------------------
                                                      Singapore                                1

Zone Distributing Houses
------------------------
Bethlehem, PA                                1
Peoria, IL                                   1

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

      The Company distributes its products to more than 200,000 customers, which fall into five general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

                  CLASS OF CUSTOMERS                                            PERCENTAGE OF SALES
                  ------------------                                            -------------------
                                                                    1997              1996              1995
                                                                   ------            ------            ------
            Electrical contractors                                  38.3%             39.1%             39.1%
            Industrial plants                                       29.3              29.8              30.6
            Telecommunication companies                             26.1              24.4              22.9
            Private and public power utilities                       4.6               5.0               5.6
            Miscellaneous                                            1.7               1.7               1.8
                                                                   100.0%            100.0%            100.0%

      At December 31, 1997, the Company employed approximately 2,700 persons in sales capacities. Approximately 1,200 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
-----------

      The Company believes that it is one of the three largest distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest distributors account for only a small portion of the total market, with the balance of the market being accounted for by independent distributors and manufacturers operating on a local, state-wide or regional basis.

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

Employees
---------

      At December 31, 1997, the Company employed approximately 7,200 persons on a full-time basis. Approximately 180 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.        Properties
-------        ----------

      As of December 31, 1997, the Company operated offices and distribution facilities in 268 locations. Of these, 140 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.

      The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 5,000 square feet to 141,000 square feet, the average being approximately 28,000 square feet.

      As of December 31, 1997, approximately $37.9 million in debt of the Company was secured by mortgages on 35 buildings. Eighteen of these facilities are subject to a first mortgage securing a 12.25% note, of which $5.0 million in principal amount remains outstanding. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $21.8 million in principal amount remains outstanding. Eight of these facilities are subject to first mortgages securing variable rate notes, of which $2.1 million in principal remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $2.9 million in principal remains outstanding, and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $6.1 million in principal remains outstanding.

Item 3.        Legal Proceedings
-------        -----------------

      The Company has been named, together with numerous other companies, as a co-defendant in actions by approximately 400 plaintiffs which have been filed in various federal and state courts in Arkansas, California, Indiana, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and West Virginia. The plaintiffs allege personal injuries due to exposure to asbestos products and seek substantial damages. The majority of the complaints do not identify any products containing asbestos allegedly sold by the Company.

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

      The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, (the "1997 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

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

Item 6.        Selected Financial Data
-------        -----------------------

      The selected financial data for the Company as of December 31, 1997 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 15 of the 1997 Annual Report and is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition
-------        -----------------------------------------------------------
               and Results of Operations
               -------------------------

      Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1997 Annual Report and is incorporated herein by reference.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
--------       ----------------------------------------------------------

      None.

Item 8.        Financial Statements and Supplementary Data
-------        -------------------------------------------

      The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."

      Such financial statements specifically referenced from the 1997 Annual Report in such list are incorporated herein by reference. There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.        Changes in and Disagreements with Accountants on Accounting and
-------        ---------------------------------------------------------------
               Financial Disclosure
               --------------------

      None.

                                   PART III
                                   --------

Item 10.       Directors and Executive Officers of the Registrant
--------       --------------------------------------------------

      The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 1998 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

                                   PART IV
                                   -------

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
--------       -------------------------------------------------------
               Form 8-K
               --------

               (a)   Documents filed as part of this report:
                     --------------------------------------

                         The following financial statements and Report of
                     Independent Auditors are included on the indicated pages in the 1997 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                     1.  Index to Financial Statements
                         -----------------------------

                         (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1997 (page 18).

                         (ii)    Consolidated Balance Sheets, as of
                                 December 31, 1997 and December 31, 1996
                                 (page 19).

                         (iii) Consolidated Statements of Cash Flows for each of the three years ended
                                 December 31, 1997 (page 20).

                         (iv) Notes to Consolidated Financial Statements (pages 21 to 24).

                         (v)     Report of Independent Auditors (page 25).

                     2.  Index to Financial Schedule
                         ---------------------------

                     The following schedule for each of the three years ended December 31, 1997, to the Financial Statements is included on the indicated page in this Annual Report on Form 10-K:

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

                     3.  Exhibits
                         --------

                     The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

                     (3) Articles of incorporation and by-laws

                         (i) Restated Certificate of Incorporation, as amended, filed as exhibit 4(i) to the Company's Registration Statement on Form S-1 (Registration No. 33-15761) and incorporated herein by reference.

                         (ii)    By-laws as amended through August 1, 1994.

               (4)and(9)         Voting Trust Agreements

                                       Voting Trust Agreement dated as of
                                 April 1, 1997, attached as Annex A to the
                                 Prospectus, dated January 8, 1997,
                                 constituting a part of the Company's
                                 Registration Statement on Form S-1
                                 (Registration No. 33-15761) and incorporated herein by reference.

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

                     (13) Annual Report to Shareholders for 1997 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

                     (21)        List of subsidiaries of the Company.

                     (23)        Independent Auditors' Consent of Ernst
                                 and Young LLP.

                    (23A) Independent Accountants' Consent of Price Waterhouse LLP.

                     (27) Financial Data Schedule (submitted in EDGAR format only).

               (b)   Reports on Form 8-K:

                     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

                                        SIGNATURES
                                        ----------

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1998.

                              GRAYBAR ELECTRIC COMPANY, INC.



                              By        /S/ C. L. HALL
                                ----------------------------------
                                    (C. L. Hall, President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 1998.



 /S/ C. L. HALL                        Director and President
 ----------------------------          (Principal Executive Officer
 (C. L. Hall)                          and Principal Financial
                                       Officer)


 /S/ J. R. SEATON                      Director, Vice President
 ----------------------------          and Comptroller (Principal
 (J. R. Seaton)                        Accounting Officer)


 /S/ A. A. BRZOSKI, JR                 Director
 ----------------------------
 (A. A. Brzoski, Jr.)


 /S/ T. F. DOWD                        Director
 ----------------------------
 (T. F. Dowd)


 /S/ T. S. GURGANOUS                   Director
 ----------------------------
 (T. S. Gurganous)


 /S/ R. H. HANEY                       Director
 ----------------------------
 (R. H. Haney)


 /S/ G. W. HARPER                      Director
 ----------------------------
 (G. W. Harper)


 /S/ G. J. McCREA                      Director
 ----------------------------
 (G. J. McCrea)

 /S/ R. L. MYGRANT                     Director
 ----------------------------
 (R. L. Mygrant)


 /S/ R. D. OFFENBACHER                 Director
 ----------------------------
 (R. D. Offenbacher)


 /S/ I. ORLOFF                         Director
 ----------------------------
 (I. Orloff)


 /S/ R. A. REYNOLDS                    Director
 ----------------------------
 (R. A. Reynolds)


 /S/ C. R. UDELL                       Director
 ----------------------------
 (C. R. Udell)


 /S/ J. F. VAN PELT                    Director
 ----------------------------
 (J. F. Van Pelt)


 /S/ J. W. WOLF                        Director
 ----------------------------
 (J. W. Wolf)

                                  GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                  -----------------------------------------------

                                   SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                   ---------------------------------------------

             Column A                               Column B               Column C            Column D              Column E
             --------                               --------               --------            --------              --------
                                                    Balance at             Additions                                  Balance
                                                    Beginning             Charged to                                  at End
            Description                             of Period               Income             Deductions            of Period
            -----------                             ---------             ----------           ----------            ---------
FOR THE YEAR ENDED DECEMBER 31, 1997:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                 $3,901,000           $ 2,196,000           $ 2,135,000<F1>       $3,962,000
    Allowance for cash discounts                       582,000            10,557,000            10,474,000<F2>          665,000
                                                    ----------           -----------           -----------           ----------
                Total                               $4,483,000           $12,753,000           $12,609,000           $4,627,000
                                                    ==========           ===========           ===========           ==========

FOR THE YEAR ENDED DECEMBER 31, 1996:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                $ 4,113,000          $  2,004,000          $  2,216,000<F1>      $ 3,901,000
    Allowance for cash discounts                       476,000             9,743,000             9,637,000<F2>          582,000
                                                   -----------          ------------          ------------          -----------
                Total                              $ 4,589,000          $ 11,747,000          $ 11,853,000          $ 4,483,000
                                                   ===========          ============          ============          ===========

FOR THE YEAR ENDED DECEMBER 31, 1995:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                $ 3,801,000          $  3,403,000          $ 3,091,000<F1>       $ 4,113,000
    Allowance for cash discounts                       495,000             9,559,000            9,578,000<F2>           476,000
                                                   -----------          ------------          ------------          -----------
                Total                              $ 4,296,000          $ 12,962,000          $ 12,669,000          $ 4,589,000
                                                   ===========          ============          ============          ===========


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

               (i)      Restated Certificate of Incorporation, as
                        amended, filed as exhibit 4(i) to the
                        Company's Registration Statement on Form S-1
                        (Registration No. 33-15761)..................    <F*>

               (ii)     By-laws as amended through August 1, 1994

 (4)and(9)     Voting Trust Agreements

                        Voting Trust Agreement dated as of April 1,
               1997, attached as Annex A to the Prospectus, dated
               January 8, 1997, constituting a part of the
               Company's Registration Statement on Form S-1
               (Registration No. 33-15761)...........................    <F*>

      (10)     Material contracts.

               (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended
               December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration
               No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration
               Statement on Form S-7 (Registration No. 2-68938)......    <F*>

      (13) Annual Report to Shareholders for 1997 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

      (21)     List of subsidiaries of the Company.

      (23)     Independent Auditors' Consent of Ernst and Young LLP.

     (23A)     Independent Accountants' Consent of Price Waterhouse LLP.

      (27)     Financial Data Schedule (submitted in EDGAR format only).


                                            --------------
[FN]
               <F*>Incorporated by reference in this Annual Report on Form 10-K.