Form 10-Q
period 1998-03-31
GRAYBAR ELECTRIC CO INC
filed 1998-05-14
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      March 31, 1998
                                     ------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  NEW YORK                                  13 - 0794380
-------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

   34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                      63105
-------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


     POST OFFICE BOX 7231, ST. LOUIS, MO                       63177
-------------------------------------------------------------------------------
              (Mailing Address)                              (Zip Code)


Registrant's telephone number, including area code:   (314) 512 - 9200
                                                    ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X     NO
                             ---------    ---------




Common Stock Outstanding at April 30, 1998:          5,090,583
                                                ------------------
                                                (Number of Shares)

                                                 PART I
                                                 ------

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)
                                                                   MARCH 31, 1998               DECEMBER 31, 1997
                                                               ---------------------          ---------------------
CURRENT ASSETS

   Cash                                                             $   49,223                    $   18,523
                                                               ---------------------          ---------------------
   Trade receivables                                                   427,057                       402,455
                                                               ---------------------          ---------------------
   Merchandise inventory                                               435,139                       389,314
                                                               ---------------------          ---------------------
   Other current assets                                                 13,602                        13,748
                                                               ---------------------          ---------------------
        Total current assets                                           925,021                       824,040
                                                               ---------------------          ---------------------

PROPERTY

   Land                                                                 22,703                        22,868
                                                               ---------------------          ---------------------
   Buildings and permanent fixtures                                    284,676                       281,508
                                                               ---------------------          ---------------------
   Capital equipment leases                                             36,101                        26,138
                                                               ---------------------          ---------------------
   Less-Accumulated depreciation                                       140,732                       136,485
                                                               ---------------------          ---------------------
        Net property                                                   202,748                       194,029
                                                               ---------------------          ---------------------

DEFERRED FEDERAL INCOME TAXES                                            9,424                         9,639
                                                               ---------------------          ---------------------

OTHER ASSETS                                                            21,332                        24,113
                                                               ---------------------          ---------------------

                                                                    $1,158,525                    $1,051,821
                                                               =====================          =====================

CURRENT LIABILITIES

   Notes payable to banks                                           $  211,655                    $  136,925
                                                               ---------------------          ---------------------
   Current portion of long-term debt                                    20,042                        15,059
                                                               ---------------------          ---------------------
   Trade accounts payable                                              343,434                       326,969
                                                               ---------------------          ---------------------
   Income taxes                                                         11,386                           ---
                                                               ---------------------          ---------------------
   Other accrued taxes                                                  10,764                        10,663
                                                               ---------------------          ---------------------
   Accrued payroll and benefit costs                                    19,367                        41,924
                                                               ---------------------          ---------------------
   Dividends payable                                                       ---                         5,246
                                                               ---------------------          ---------------------
   Other payables and accruals                                          33,254                        44,856
                                                               ---------------------          ---------------------
        Total current liabilities                                      649,902                       581,642
                                                               ---------------------          ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                       77,402                        77,300
                                                               ---------------------          ---------------------

LONG TERM DEBT                                                         166,689                       139,748
                                                               ---------------------          ---------------------



                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)

                                                                                        MARCH 31, 1998       DECEMBER 31, 1997
                                                                                    ---------------------  ---------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                              SHARES
                                                              ------
                                                     1998              1997
                                                     ----              ----
Issued to shareholders                               6,009             6,009
                                                 -------------     -------------
In treasury, at cost                                  (500)              (58)
                                                 -------------     -------------
Outstanding                                          5,509             5,951                     110                   119
                                                 -------------     -------------    ---------------------  ---------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                              SHARES
                                                              ------
                                                      1998              1997
                                                      ----              ----
Issued to voting trustees                          4,887,693         4,883,162
                                                 -------------     -------------
Issued to shareholders                               323,568           323,434
                                                 -------------     -------------
In treasury, at cost                                 (99,106)          (19,124)
                                                 -------------     -------------
Outstanding                                        5,112,155         5,187,472               102,243               103,749
                                                 -------------     -------------    ---------------------  ---------------------

Advance payments on
subscriptions to common
stock                                                                                             36                    37
                                                                                    ---------------------  ---------------------

Retained earnings                                                                            162,239               149,226
                                                                                    ---------------------  ---------------------

Accumulated other comprehensive income (Note 3)                                                  (96)                  ---
                                                                                    ---------------------  ---------------------

   TOTAL SHAREHOLDERS' EQUITY                                                                264,532               253,131
                                                                                    ---------------------  ---------------------

                                                                                          $1,158,525            $1,051,821
                                                                                    =====================  =====================

See accompanying Notes to Consolidated Financial Statements

                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                        (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)
                                                                                      QUARTER ENDED
                                                                         MARCH 31, 1998          MARCH 31, 1997
                                                                       ------------------      ------------------
GROSS SALES, net of returns and allowances                                  $871,855                $732,799
                                                                       ------------------      ------------------
   Less - Cash discounts                                                       2,524                   2,383
                                                                       ------------------      ------------------

NET SALES                                                                    869,331                 730,416
                                                                       ------------------      ------------------

COST OF MERCHANDISE SOLD                                                     710,189                 594,110
                                                                       ------------------      ------------------

   Gross margin                                                              159,142                 136,306
                                                                       ------------------      ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 124,366                 110,601
                                                                       ------------------      ------------------

DEPRECIATION AND AMORTIZATION                                                  5,649                   5,319
                                                                       ------------------      ------------------

   Income from operations                                                     29,127                  20,386
                                                                       ------------------      ------------------

OTHER INCOME, net                                                              1,753                   1,829
                                                                       ------------------      ------------------

INTEREST EXPENSE                                                               6,143                   4,587
                                                                       ------------------      ------------------

   Income before provision for income taxes                                   24,737                  17,628
                                                                       ------------------      ------------------

PROVISION FOR INCOME TAXES
   Current                                                                     9,973                   7,079
                                                                       ------------------      ------------------
   Deferred                                                                      213                     154
                                                                       ------------------      ------------------
      Total provision for income taxes                                        10,186                   7,233
                                                                       ------------------      ------------------

NET INCOME                                                                  $ 14,551                $ 10,395
                                                                       ==================      ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                               $   2.83                $   1.93
                                                                       ==================      ==================

DIVIDENDS
   Preferred - $.25 per share                                               $      1                $      2
                                                                       ------------------      ------------------
   Common - $.30 per share                                                     1,537                   1,462
                                                                       ------------------      ------------------
                                                                            $  1,538                $  1,464
                                                                       ==================      ==================

See accompanying Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                        (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1998                    1997
                                                                              ----------------        ----------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                     $ 14,551                $ 10,395
                                                                              ----------------        ----------------
   Adjustments to reconcile net income
   to cash used by operations:
      Depreciation and amortization                                                  5,649                   5,319
                                                                              ----------------        ----------------
      Deferred income taxes                                                            213                     154
                                                                              ----------------        ----------------
      Gain on sale of property                                                        (554)                   (950)
                                                                              ----------------        ----------------
      Changes in assets and liabilities:
         Trade receivables                                                         (24,602)                  6,931
                                                                              ----------------        ----------------
         Merchandise inventory                                                     (45,825)                (48,283)
                                                                              ----------------        ----------------
         Other current assets                                                          146                      70
                                                                              ----------------        ----------------
         Other assets                                                                2,781                   (714)
                                                                              ----------------        ----------------
         Trade accounts payable                                                     16,465                  25,605
                                                                              ----------------        ----------------
         Accrued payroll and benefit costs                                         (22,557)                (17,915)
                                                                              ----------------        ----------------
         Other accrued liabilities                                                     (11)                 (2,320)
                                                                              ----------------        ----------------
                                                                                   (68,295)                (32,103)
                                                                              ----------------        ----------------

   Net cash used by operations                                                     (53,744)                (21,708)
                                                                              ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                 1,293                   1,655
                                                                              ----------------        ----------------
      Capital expenditures for property                                             (5,145)                 (4,753)
                                                                              ----------------        ----------------

   Net cash used by investing activities                                            (3,852)                 (3,098)
                                                                              ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                                        74,730                  64,784
                                                                              ----------------        ----------------
      Proceeds from long-term debt                                                  25,000                     ---
                                                                              ----------------        ----------------
      Repayment of long-term debt                                                   (1,637)                   (954)
                                                                              ----------------        ----------------
      Principal payments under capital equipment leases                             (1,401)                 (1,330)
                                                                              ----------------        ----------------
      Sale of common stock                                                              92                     183
                                                                              ----------------        ----------------
      Purchase of treasury stock                                                    (1,608)                 (1,285)
                                                                              ----------------        ----------------
      Dividends paid                                                                (6,784)                 (6,678)
                                                                              ----------------        ----------------

   Net cash flow provided by financing activities                                   88,392                  54,720
                                                                              ----------------        ----------------

EFFECT OF CURRENCY TRANSLATION ADJUSTMENTS
  ON CASH                                                                              (96)                    ---
                                                                              ----------------        ----------------

NET INCREASE IN CASH                                                                30,700                  29,914
                                                                              ----------------        ----------------

CASH, BEGINNING OF YEAR                                                             18,523                  13,820
                                                                              ----------------        ----------------

CASH, END OF FIRST QUARTER                                                        $ 49,223                $ 43,734
                                                                              ================        ================

See accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ----------------------------------------------------------
                                        FOR THE QUARTERS ENDED
                                        ----------------------
                                        MARCH 31, 1998 AND 1997
                                        -----------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)
                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                   COMPRE-
                                          COMMON      PREFERRED     RETAINED       HENSIVE
                                          STOCK         STOCK       EARNINGS       INCOME         TOTAL
                                      ------------  ------------  ------------  ------------  ------------
December 31, 1996                        $98,373        $143        $115,218                    $213,734
                                                                                              ------------

Comprehensive Income:
   Net Income                                                         10,395                      10,395

   Currency Translation Adjustments,
     Net of Tax

                                                                                              ------------
Total Comprehensive Income                                                                        10,395
                                                                                              ------------

Stock Issued                                 183                                                     183

Stock Redeemed                            (1,278)         (7)                                     (1,285)

Dividends Declared                                                    (1,464)                     (1,464)
                                      -------------  ------------  ------------  ------------  ------------

March 31, 1997                           $97,278        $136        $124,149                    $221,563
                                      =============  ============  ============  ============  ============


                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                   COMPRE-
                                          COMMON      PREFERRED     RETAINED       HENSIVE
                                          STOCK         STOCK       EARNINGS       INCOME         TOTAL
                                      ------------  ------------  ------------  ------------  ------------
December 31, 1997                       $103,786       $119         $149,226                    $253,131
                                                                                              ------------

Comprehensive Income:
   Net Income                                                         14,551                      14,551

   Currency Translation Adjustments,
     Net of Tax                                                                     $(96)            (96)
                                                                                              ------------

Total Comprehensive Income                                                                        14,455
                                                                                              ------------

Stock Issued                                  92                                                      92

Stock Redeemed                            (1,599)        (9)                                      (1,608)

Dividends Declared                                                    (1,538)                     (1,538)
                                      ------------  ------------  ------------  ------------  ------------

March 31, 1998                          $102,279       $110         $162,239        $(96)       $264,532
                                      ============  ============  ============  ============  ============

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

Note 2
------

                                         THREE MONTHS 1998       THREE MONTHS 1997
                                       ---------------------   ---------------------
Earnings for Three Months                   $   14,551             $   10,395
                                       ---------------------   ---------------------

Dividends on Preferred Stock                         1                      2
                                       ---------------------   ---------------------

Available for Common Stock                  $   14,550             $   10,393
                                       ---------------------   ---------------------

Average Common Shares Outstanding            5,145,014              5,374,410<F*>
                                       ---------------------   ---------------------

Earnings Per Share                          $     2.83             $     1.93<F*>
                                       ---------------------   ---------------------

<F*>  Restated for the declaration of a 10% stock dividend in 1997. Prior to adjusting for the stock dividend, the average common shares outstanding were 4,885,827.


Note 3
------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first three months of 1998 were 19% higher than in the first three months of 1997. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first three months of 1998 increased $22,836 (16.8%) compared to the first three months of 1997 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first three months of 1998 compared to the first three months of 1997 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first three months of 1998 compared to the first three months of 1997 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1998 short-term borrowings have been slightly higher than for the same period in 1997.

      Other income in the first three months of 1998 includes gains on sale of property of $554.

      The combined effect of the increase in gross margin, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $7,109 in the first three months of 1998 compared to the same period in 1997.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                        (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At March 31, 1998, current assets exceeded current liabilities by $275,119, up $32,721 from December 31, 1997. The current assets at March 31, 1998 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At March 31, 1998, the Company had available to it unused lines of credit amounting to $155,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1998 through March 31 ranged from a minimum of $110,000 to a maximum of $211,655.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In January, 1998, the Company received the proceeds from a seven-year note for $25,000 at a fixed interest rate of 6.44% with principal payable in quarterly installments beginning in April, 1998. In April, 1998, the Company received the proceeds from a fifteen-year note for $75,000 at a fixed interest rate of 6.59% with principal payable in semiannual installments beginning in October, 2003.
Both note agreements have various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. During the first three months of 1998, cash used by operations amounted to $ 53,744 compared to $21,708 cash used by operations in the first three months of 1997.

                         PART II: OTHER INFORMATION
                         --------------------------


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


         May 14, 1998             GRAYBAR ELECTRIC COMPANY, INC.
    ----------------------
           (Date)


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