Form 10-Q
period 1998-06-30
GRAYBAR ELECTRIC CO INC
filed 1998-08-13
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    June 30, 1998
                                     -------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    ------------


                         GRAYBAR ELECTRIC COMPANY, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   NEW YORK                            13 - 0794380
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
              or organization)                      Identification No.)


      34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                      63105
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


       POST OFFICE BOX 7231, ST. LOUIS, MO                        63177
-------------------------------------------------------------------------------
              (Mailing Address)                                (Zip Code)


Registrant's telephone number, including area code:  (314)  512 - 9200
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


                        YES     X       NO
                            --------       --------




Common Stock Outstanding at July 31, 1998:           5,023,660
                                                ------------------
                                                (Number of Shares)

                                                    PART I
                                                    ------

                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                         (Dollars Stated in Thousands)
                                     (Except for Share and Per Share Data)



                                                                               JUNE 30, 1998          DECEMBER 31, 1997
                                                                               -------------          -----------------
CURRENT ASSETS

   Cash                                                                         $   48,118              $   18,523
                                                                               -------------          -----------------
   Trade receivables                                                               453,049                 402,455
                                                                               -------------          -----------------
   Merchandise inventory                                                           410,752                 389,314
                                                                               -------------          -----------------
   Other current assets                                                             14,905                  13,748
                                                                               -------------          -----------------
        Total current assets                                                       926,824                 824,040
                                                                               -------------          -----------------

PROPERTY

   Land                                                                             22,888                  22,868
                                                                               -------------          -----------------
   Buildings and permanent fixtures                                                292,417                 281,508
                                                                               -------------          -----------------
   Capital equipment leases                                                         26,683                  26,138
                                                                               -------------          -----------------
   Less-Accumulated depreciation                                                   136,677                 136,485
                                                                               -------------          -----------------
        Net property                                                               205,311                 194,029
                                                                               -------------          -----------------

DEFERRED FEDERAL INCOME TAXES                                                        9,111                   9,639
                                                                               -------------          -----------------

OTHER ASSETS                                                                        19,001                  24,113
                                                                               -------------          -----------------

                                                                                $1,160,247              $1,051,821
                                                                               =============          =================
CURRENT LIABILITIES

   Notes payable to banks                                                       $   69,044              $  136,925
                                                                               -------------          -----------------
   Current portion of long-term debt                                                18,215                  15,059
                                                                               -------------          -----------------
   Trade accounts payable                                                          363,817                 326,969
                                                                               -------------          -----------------
   Income taxes                                                                      6,720                     ---
                                                                               -------------          -----------------
   Other accrued taxes                                                              10,377                  10,663
                                                                               -------------          -----------------
   Accrued payroll and benefit costs                                                25,992                  41,924
                                                                               -------------          -----------------
   Dividends payable                                                                   ---                   5,246
                                                                               -------------          -----------------
   Other payables and accruals                                                      38,114                  44,856
                                                                               -------------          -----------------
        Total current liabilities                                                  532,279                 581,642
                                                                               -------------          -----------------

POSTRETIREMENT BENEFITS LIABILITY                                                   77,504                  77,300
                                                                               -------------          -----------------

LONG TERM DEBT                                                                     273,858                 139,748
                                                                               -------------          -----------------




                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)


                                                                               JUNE 30, 1998          DECEMBER 31, 1997
                                                                               -------------          -----------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                      SHARES
                                                      ------
                                               1998            1997
                                               ----            ----
Issued to shareholders                         6,009           6,009
                                           ----------      ----------
In treasury, at cost                            (623)            (58)
                                           ----------      ----------
Outstanding                                    5,386           5,951                   108                     119
                                           ----------      ----------          -------------          -----------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                      SHARES
                                                      ------
                                               1998            1997
                                               ----            ----
Issued to voting trustees                  4,892,192       4,883,162
                                           ----------      ----------
Issued to shareholders                       323,707         323,434
                                           ----------      ----------
In treasury, at cost                        (158,373)        (19,124)
                                           ----------      ----------
Outstanding                                5,057,526       5,187,472               101,151                 103,749
                                           ----------      ----------          -------------          -----------------

Advance payments on
subscriptions to common
stock                                                                                   35                      37
                                                                               -------------          -----------------


Retained earnings                                                                  175,832                 149,226
                                                                               -------------          -----------------

Accumulated other comprehensive income (Note 3)                                       (520)                    ---
                                                                               -------------          -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                      276,606                 253,131
                                                                               -------------          -----------------

                                                                                $1,160,247              $1,051,821
                                                                               =============          =================


See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                          QUARTER ENDED
                                                                              JUNE 30, 1998            JUNE 30, 1997
                                                                              -------------           ---------------
GROSS SALES, net of returns and allowances                                       $961,706                $849,789
                                                                              -------------           ---------------
   Less - Cash discounts                                                            3,035                   2,712
                                                                              -------------           ---------------

NET SALES                                                                         958,671                 847,077
                                                                              -------------           ---------------

COST OF MERCHANDISE SOLD                                                          788,071                 695,941
                                                                              -------------           ---------------

   Gross margin                                                                   170,600                 151,136
                                                                              -------------           ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      133,930                 119,568
                                                                              -------------           ---------------

DEPRECIATION AND AMORTIZATION                                                       6,324                   5,622
                                                                              -------------           ---------------

   Income from operations                                                          30,346                  25,946
                                                                              -------------           ---------------

OTHER INCOME, net                                                                   1,240                   1,440
                                                                              -------------           ---------------

INTEREST EXPENSE                                                                    5,853                   5,050
                                                                              -------------           ---------------

   Income before provision for income taxes                                        25,733                  22,336
                                                                              -------------           ---------------

PROVISION FOR INCOME TAXES
   Current                                                                         10,305                   9,637
                                                                              -------------           ---------------
   Deferred                                                                           315                    (435)
                                                                              -------------           ---------------
      Total provision for income taxes                                             10,620                   9,202
                                                                              -------------           ---------------

NET INCOME                                                                         15,113                  13,134
                                                                              =============           ===============

NET INCOME PER SHARE OF COMMON STOCK                                             $   2.98                $   2.48<F*>
                                                                              =============           ===============

DIVIDENDS
   Preferred - $.25 per share                                                    $      2                $      1
                                                                              -------------           ---------------
   Common - $.30 per share                                                          1,518                   1,444
                                                                              -------------           ---------------
                                                                                 $  1,520                $  1,445
                                                                              =============           ===============

<F*>Restated for the declaration of a 10% stock dividend in 1997.

See accompanying Notes to Consolidated Financial Statements.



                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)


                                                                                        SIX MONTHS ENDED
                                                                              JUNE 30, 1998           JUNE 30, 1997
                                                                              -------------           --------------
GROSS SALES, net of returns and allowances                                     $1,833,561              $1,582,588
                                                                              -------------           --------------
   Less - Cash discounts                                                            5,559                   5,095
                                                                              -------------           --------------

NET SALES                                                                       1,828,002               1,577,493
                                                                              -------------           --------------

COST OF MERCHANDISE SOLD                                                        1,498,260               1,290,051
                                                                              -------------           --------------

   Gross margin                                                                   329,742                 287,442
                                                                              -------------           --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      258,296                 230,169
                                                                              -------------           --------------

DEPRECIATION AND AMORTIZATION                                                      11,973                  10,941
                                                                              -------------           --------------

   Income from operations                                                          59,473                  46,332
                                                                              -------------           --------------

OTHER INCOME, net                                                                   2,993                   3,269
                                                                              -------------           --------------

INTEREST EXPENSE                                                                   11,996                   9,637
                                                                              -------------           --------------


   Income before provision for income taxes                                        50,470                  39,964
                                                                              -------------           --------------

PROVISION FOR INCOME TAXES
   Current                                                                         20,278                  16,716
                                                                              -------------           --------------
   Deferred                                                                           528                    (281)
                                                                              -------------           --------------
      Total provision for income taxes                                             20,806                  16,435
                                                                              -------------           --------------

NET INCOME                                                                         29,664                  23,529
                                                                              =============           ==============

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                  $     5.80              $     4.41
                                                                              =============           ==============

DIVIDENDS
   Preferred - $.50 per share                                                  $        3              $        3
                                                                              -------------           --------------
   Common - $.60 per share                                                          3,055                   2,906
                                                                              -------------           --------------
                                                                               $    3,058              $    2,909
                                                                              =============           ==============



See accompanying Notes to Consolidated Financial Statements

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -------------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    1998                    1997
                                                                               -------------          ---------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                     $ 29,664                $ 23,529
                                                                               -------------          ---------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                                 11,973                  10,941
                                                                               -------------          ---------------
      Deferred income taxes                                                            528                    (281)
                                                                               -------------          ---------------
      Gain on sale of property                                                        (554)                 (1,340)
                                                                               -------------          ---------------
      Changes in assets and liabilities:
         Trade receivables                                                         (50,594)                (29,106)
                                                                               -------------          ---------------
         Merchandise inventory                                                     (21,438)                (58,269)
                                                                               -------------          ---------------
         Other current assets                                                       (1,157)                    231
                                                                               -------------          ---------------
         Other assets                                                                5,112                  (3,094)
                                                                               -------------          ---------------
         Trade accounts payable                                                     36,848                  80,002
                                                                               -------------          ---------------
         Accrued payroll and benefit costs                                         (15,932)                (11,359)
                                                                               -------------          ---------------
         Other accrued liabilities                                                    (104)                  1,842
                                                                               -------------          ---------------
                                                                                   (35,318)                (10,433)
                                                                               -------------          ---------------

   Net cash provided (used) by operations                                           (5,654)                 13,096
                                                                               -------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                 1,429                   2,870
                                                                               -------------          ---------------
      Capital expenditures for property                                            (14,168)                (11,261)
                                                                               -------------          ---------------

   Net cash used by investing activities                                           (12,739)                 (8,391)
                                                                               -------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                            (67,881)                 54,227
                                                                               -------------          ---------------
      Proceeds from long-term debt                                                 140,000                     ---
                                                                               -------------          ---------------
      Repayment of long-term debt                                                  (10,477)                 (8,451)
                                                                               -------------          ---------------
      Principal payments under capital equipment leases                             (2,219)                 (1,820)
                                                                               -------------          ---------------
      Sale of common stock                                                             185                     587
                                                                               -------------          ---------------
      Purchase of treasury stock                                                    (2,796)                 (2,733)
                                                                               -------------          ---------------
      Dividends paid                                                                (8,304)                 (8,123)
                                                                               -------------          ---------------

   Net cash flow provided by financing activities                                   48,508                  33,687
                                                                               -------------          ---------------

EFFECT OF CURRENCY TRANSLATION ADJUSTMENTS
  ON CASH                                                                             (520)                    ---
                                                                               -------------          ---------------

NET INCREASE IN CASH                                                                29,595                  38,392
                                                                               -------------          ---------------

CASH, BEGINNING OF YEAR                                                             18,523                  13,820
                                                                               -------------          ---------------

CASH, END OF SECOND QUARTER                                                       $ 48,118                $ 52,212
                                                                               =============          ===============

See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                FOR THE SIX MONTHS ENDED
                                                ------------------------
                                                 JUNE 30, 1998 AND 1997
                                                 ----------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)


                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                             COMPRE-
                                           COMMON        PREFERRED           RETAINED        HENSIVE
                                           STOCK           STOCK             EARNINGS        INCOME             TOTAL
                                       -------------     ----------          ---------     -----------        ---------
December 31, 1996                      $     98,373      $     143           $115,218                         $213,734
                                                                                                              ---------

Net Income and
 Total Comprehensive Income                                                    23,529                           23,529

Stock Issued                                    587                                                                587

Stock Redeemed                               (2,721)           (12)                                             (2,733)

Dividends Declared                                                             (2,909)                          (2,909)
                                       -------------     ----------          ---------     -----------        ---------

June 30, 1997                          $     96,239      $     131           $135,838                         $232,208
                                       =============     ==========          =========     ===========        =========



                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                             COMPRE-
                                           COMMON        PREFERRED           RETAINED        HENSIVE
                                           STOCK           STOCK             EARNINGS        INCOME             TOTAL
                                       -------------     ----------          ---------     -----------        ---------
December 31, 1997                      $    103,786      $     119           $149,226                         $253,131
                                                                                                              ---------

Comprehensive Income:                                                          29,664                           29,664
   Net Income

   Currency Translation Adjustments,
      Net of Tax                                                                           $     (520)            (520)
                                                                                                              ---------

Total Comprehensive Income                                                                                      29,144
                                                                                                              ---------

Stock Issued                                    185                                                                185

Stock Redeemed                               (2,785)           (11)                                             (2,796)

Dividends Declared                                                             (3,058)                          (3,058)
                                       -------------     ----------          ---------     -----------        ---------

June 30, 1998                          $    101,186      $     108           $175,832      $     (520)        $276,606
                                       =============     ==========          =========     ===========        =========

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

Note 2
-----

                                    SIX MONTHS 1998   SIX MONTHS 1997
                                    ---------------   ---------------
Earnings for Six Months               $   29,664        $   23,529
                                    ---------------   ---------------

Dividends on Preferred Stock                   3                 3
                                    ---------------   ---------------

Available for Common Stock            $   29,661        $   23,526
                                    ---------------   ---------------

Average Common Shares Outstanding      5,112,130         5,335,855<F*>
                                    ---------------   ---------------

Earnings Per Share                    $     5.80        $     4.41<F*>
                                    ---------------   ---------------

<F*> Restated for the declaration of a 10% stock dividend in 1997.  Prior to adjusting for the stock dividend, the average common shares outstanding were 4,850,777.

Note 3
------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 1998 and 1997 was $14,689 and $13,134, respectively.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first six months of 1998 were 15.9% higher than in the first six months of 1997. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first six months of 1998 increased $42,300 (14.7%) compared to the first six months of 1997 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first six months of 1998 compared to the first six months of 1997 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first six months of 1998 compared to the first six months of 1997 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1998 short-term borrowings have been slightly higher than for the same period in 1997.

      Other income in the first six months of 1998 included gains on sale of property of $554.

      The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $10,506 in the first six months of 1998 compared to the same period in 1997.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At June 30, 1998, current assets exceeded current liabilities by $394,545, up $152,147 from December 31, 1997. The current assets at June 30, 1998 were sufficient to meet the cash needs required to pay current liabilities. The Company does not have any plans or commitments which would require significant amounts of additional working capital.

      At June 30, 1998, the Company had available to it unused lines of credit amounting to $255,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1998 through June 30 ranged from a minimum of $38,000 to a maximum of $211,655.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In January, 1998, the Company received the proceeds from a seven-year note for $25,000 at a fixed interest rate of 6.44% with principal payable in quarterly installments beginning in April, 1998. In April, 1998, the Company received the proceeds from a fifteen-year note for $75,000 at a fixed interest rate of 6.59% with principal payable in semiannual installments beginning in October, 2003. In June, 1998, the Company received the proceeds from a fifteen-year note for $40,000 at a fixed interest rate of 6.65% with principal payable in annual installments beginning in June, 2003. All three note agreements have various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. During the first six months of 1998, cash used by operations amounted to $5,654 compared to $13,096 cash provided by operations in the first six months of 1997.

                         PART II:   OTHER INFORMATION
                         ----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.

                  The annual meeting of shareholders occurred on June 11, 1998.
            All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 4,784,128 votes, no negative votes were cast.

              1.     A. A.  Brzoski
              2.     T. F.  Dowd
              3.     T. S.  Gurganous
              4.     C. L.  Hall
              5.     R. H.  Haney
              6.     G. W.  Harper
              7.     W. L.  King
              8.     G. J.  McCrea
              9.     R. D.  Offenbacher
             10.     I. Orloff
             11.     R. A.  Reynolds, Jr.
             12.     J. R.  Seaton
             13.     C. R.  Udell
             14.     J. F.  Van Pelt
             15.     J. W.  Wolf

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


     August 13, 1998                GRAYBAR ELECTRIC COMPANY, INC.
-------------------------
         (Date)



                                                  /S/ C. L. HALL
                                    -------------------------------------------
                                                    C. L. HALL
                                                    PRESIDENT


                                                  /S/ J. R. SEATON
                                    -------------------------------------------
                                                    J. R. SEATON
                                                   VICE PRESIDENT
                                                   AND COMPTROLLER