Form 10-Q
period 1998-09-30
GRAYBAR ELECTRIC CO INC
filed 1998-11-12
CIK 205402

                                                                  CONFORMED
                                                                  ---------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10Q
                          Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 1998
                                    ------------------------------------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    -------------------


                         GRAYBAR ELECTRIC COMPANY, INC
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    NEW YORK                           13 - 0794380
      --------------------------------------------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


           34 NORTH MERAMEC AVENUE, ST. LOUIS, MO               63105
      --------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


           POST OFFICE BOX 7231, ST. LOUIS, MO                  63177
      --------------------------------------------------------------------------
                    (Mailing Address)                         (Zip Code)


      Registrant's telephone number, including area code:    (314) 512 - 9200
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

                              YES   X     NO
                                 -------    -------


      Common Stock Outstanding at October 31, 1998:       4,982,374
                                                    ---------------------
                                                      (Number of Shares)

                                                        PART I
                                                        ------

                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                          SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                                          ------------------       -----------------
CURRENT ASSETS

   Cash                                                                        $   49,015               $   18,523
                                                                            ------------------       ----------------
   Trade receivables                                                              458,074                  402,455
                                                                            ------------------       ----------------
   Merchandise inventory                                                          452,216                  389,314
                                                                            ------------------       ----------------
   Other current assets                                                            13,686                   13,748
                                                                            ------------------       ----------------
        Total current assets                                                      972,991                  824,040
                                                                            ------------------       ----------------

PROPERTY

   Land                                                                            22,905                   22,868
                                                                            ------------------       ----------------
   Buildings and permanent fixtures                                               296,841                  281,508
                                                                            ------------------       ----------------
   Capital equipment leases                                                        26,683                   26,138
                                                                            ------------------       ----------------
   Less-Accumulated depreciation                                                  141,795                  136,485
                                                                            ------------------       ----------------
        Net property                                                              204,634                  194,029
                                                                            ------------------       ----------------
DEFERRED FEDERAL INCOME TAXES                                                       8,140                    9,639
                                                                            ------------------       ----------------
OTHER ASSETS                                                                       16,874                   24,113
                                                                            ------------------       ----------------
                                                                               $1,202,639               $1,051,821
                                                                            ==================       ================

CURRENT LIABILITIES

   Notes payable to banks                                                      $   80,709               $  136,925
                                                                            ------------------       ----------------
   Current portion of long-term debt                                               17,471                   15,059
                                                                            ------------------       ----------------
   Trade accounts payable                                                         368,584                  326,969
                                                                            ------------------       ----------------
   Income taxes                                                                     7,164                      ---
                                                                            ------------------       ----------------
   Other accrued taxes                                                             11,343                   10,663
                                                                            ------------------       ----------------
   Accrued payroll and benefit costs                                               34,123                   41,924
                                                                            ------------------       ----------------
   Dividends payable                                                                  ---                    5,246
                                                                            ------------------       ----------------
   Other payables and accruals                                                     43,247                   44,856
                                                                            ------------------       ----------------
        Total current liabilities                                                 562,641                  581,642
                                                                            ------------------       ----------------

POSTRETIREMENT BENEFITS LIABILITY                                                  77,606                   77,300
                                                                            ------------------       ----------------

LONG-TERM DEBT                                                                    271,921                  139,748
                                                                            ------------------       ----------------


                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                         SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                                                         ------------------       -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                               SHARES
                                                               ------
                                                        1998              1997
                                                        ----              ----
Issued to shareholders                                  6,009             6,009
                                                  --------------    --------------
In treasury, at cost                                     (623)              (58)
                                                  --------------    --------------
Outstanding                                             5,386             5,951                   108                        119
                                                  --------------    --------------       ----------------         ------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                               SHARES
                                                               ------
                                                        1998              1997
                                                        ----              ----
Issued to voting trustees                           4,896,511         4,883,162
                                                  --------------    --------------
Issued to shareholders                                323,831           323,434
                                                  --------------    --------------
In treasury, at cost                                 (233,128)          (19,124)
                                                  --------------    --------------
Outstanding                                         4,987,214         5,187,472                99,744                    103,749
                                                  --------------    --------------       ----------------         ------------------

Advance payments on
subscriptions to common
stock                                                                                              35                         37
                                                                                         ----------------         ------------------
Retained earnings                                                                             191,330                    149,226
                                                                                         ----------------         ------------------
Accumulated other comprehensive income (Note 3)                                                  (746)                       ---
                                                                                         ----------------         ------------------

   TOTAL SHAREHOLDERS' EQUITY                                                                 290,471                    253,131
                                                                                         ----------------         ------------------
                                                                                           $1,202,639                 $1,051,821
                                                                                         ================         ==================




See accompanying Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                                         (Dollars Stated in Thousands)
                                    (Except for Share and Per Share Data)
                                                                                    QUARTER ENDED
                                                                      SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                      ------------------     ------------------
GROSS SALES, net of returns and allowances                                  $974,664               $893,577
                                                                      ------------------     ------------------
   Less  Cash discounts                                                        3,022                  2,862
                                                                      ------------------     ------------------

NET SALES                                                                    971,642                890,715
                                                                      ------------------     ------------------

COST OF MERCHANDISE SOLD                                                     795,290                733,590
                                                                      ------------------     ------------------

   Gross margin                                                              176,352                157,125
                                                                      ------------------     ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 136,219                121,402
                                                                      ------------------     ------------------

DEPRECIATION AND AMORTIZATION                                                  6,452                  5,724
                                                                      ------------------     ------------------

   Income from operations                                                     33,681                 29,999
                                                                      ------------------     ------------------

OTHER INCOME, net                                                              1,410                    736
                                                                      ------------------     ------------------

INTEREST EXPENSE                                                               5,997                  4,997
                                                                      ------------------     ------------------

   Income before provision for income taxes                                   29,094                 25,738
                                                                      ------------------     ------------------

PROVISION FOR INCOME TAXES
   Current                                                                    11,127                 11,230
                                                                      ------------------     ------------------
   Deferred                                                                      971                   (634)
                                                                      ------------------     ------------------
      Total provision for income taxes                                        12,098                 10,596
                                                                      ------------------     ------------------

NET INCOME                                                                    16,996                 15,142
                                                                      ==================     ==================

NET INCOME PER SHARE OF COMMON STOCK                                        $   3.39               $   2.88<F*>
                                                                      ==================     ==================

DIVIDENDS
   Preferred - $.25 per share                                               $      1               $      2
                                                                      ------------------     ------------------
   Common - $.30 per share                                                     1,497                  1,426
                                                                      ------------------     ------------------
                                                                            $  1,498               $  1,428
                                                                      ==================     ==================

<F*>Restated for the declaration of a 10% stock dividend in 1997.

See accompanying Notes to Consolidated Financial Statements


                                         CONSOLIDATED STATEMENTS OF INCOME
                                         ---------------------------------
                                          (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)
                                                                                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                                                     ------------------      ------------------
GROSS SALES, net of returns and allowances                                $2,808,225             $2,476,165
                                                                     ------------------      ------------------
   Less-Cash discounts                                                        8,581                  7,957
                                                                     ------------------      ------------------

NET SALES                                                                  2,799,644              2,468,208
                                                                     ------------------      ------------------

COST OF MERCHANDISE SOLD                                                   2,293,550              2,023,641
                                                                     ------------------      ------------------

   Gross margin                                                              506,094                444,567
                                                                     ------------------      ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 394,515                351,571
                                                                     ------------------      ------------------

DEPRECIATION AND AMORTIZATION                                                 18,425                 16,665
                                                                     ------------------      ------------------

   Income from operations                                                     93,154                 76,331
                                                                     ------------------      ------------------

OTHER INCOME, net                                                              4,403                  4,005
                                                                     ------------------      ------------------

INTEREST EXPENSE                                                              17,993                 14,634
                                                                     ------------------      ------------------

   Income before provision for income taxes                                   79,564                 65,702
                                                                     ------------------      ------------------

PROVISION FOR INCOME TAXES
   Current                                                                    31,405                 27,946
                                                                     ------------------      ------------------
   Deferred                                                                    1,499                   (915)
                                                                     ------------------      ------------------
      Total provision for income taxes                                        32,904                 27,031
                                                                     ------------------      ------------------

NET INCOME                                                                    46,660                 38,671
                                                                     ==================      ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                             $     9.18             $     7.28
                                                                     ==================      ==================

DIVIDENDS
   Preferred - $.75 per share                                             $        4             $        5
                                                                     ------------------      ------------------
   Common - $.90 per share                                                     4,552                  4,332
                                                                     ------------------      ------------------
                                                                          $    4,556             $    4,337
                                                                     ==================      ==================


See accompanying Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------
                                            (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)
                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1998                    1997
                                                                     ------------------      ------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                              $ 46,660                $ 38,671
                                                                     ------------------      ------------------

   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                          18,425                  16,665
                                                                     ------------------      ------------------
      Deferred income taxes                                                   1,499                    (915)
                                                                     ------------------      ------------------
      Gain on sale of property                                                 (554)                 (1,340)
                                                                     ------------------      ------------------
      Changes in assets and liabilities:
         Trade receivables                                                  (55,619)                (66,101)
                                                                     ------------------      ------------------
         Merchandise inventory                                              (62,902)                (63,001)
                                                                     ------------------      ------------------
         Other current assets                                                    62                  (1,307)
                                                                     ------------------      ------------------
         Other assets                                                         7,239                 (18,657)
                                                                     ------------------      ------------------
         Trade accounts payable                                              41,615                  89,006
                                                                     ------------------      ------------------
         Accrued payroll and benefit costs                                   (7,801)                 (4,669)
                                                                     ------------------      ------------------
         Other accrued liabilities                                            6,541                  14,436
                                                                     ------------------      ------------------
                                                                            (51,495)                (35,883)
                                                                     ------------------      ------------------

   Net cash provided (used) by operations                                    (4,835)                  2,788
                                                                     ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                          1,511                   3,033
                                                                     ------------------      ------------------
      Capital expenditures for property                                     (20,025)                (17,600)
                                                                     ------------------      ------------------

   Net cash used by investing activities                                    (18,514)                (14,567)
                                                                     ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                     (56,216)                 69,874
                                                                     ------------------      ------------------
      Proceeds from long-term debt                                          140,000                     ---
                                                                     ------------------      ------------------
      Repayment of long-term debt                                           (12,522)                 (9,527)
                                                                     ------------------      ------------------
      Principal payments under capital equipment leases                      (2,855)                 (3,554)
                                                                     ------------------      ------------------
      Sale of common stock                                                      273                     699
                                                                     ------------------      ------------------
      Purchase of treasury stock                                             (4,291)                 (4,055)
                                                                     ------------------      ------------------
      Dividends paid                                                         (9,802)                 (9,551)
                                                                     ------------------      ------------------

   Net cash flow provided by financing activities                            54,587                  43,886
                                                                     ------------------      ------------------

EFFECT OF CURRENCY TRANSLATION ADJUSTMENTS
  ON CASH                                                                      (746)                    ---
                                                                     ------------------      ------------------

NET INCREASE IN CASH                                                         30,492                  32,107
                                                                     ------------------      ------------------

CASH, BEGINNING OF YEAR                                                      18,523                  13,820
                                                                     ------------------      ------------------

CASH, END OF THIRD QUARTER                                                 $ 49,015                $ 45,927
                                                                     ==================      ==================

See accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             ----------------------------------------------------------
                                              FOR THE NINE MONTHS ENDED
                                              -------------------------
                                             SEPTEMBER 30, 1998 AND 1997
                                             ---------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)
                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                            COMPRE-
                                           COMMON         PREFERRED        RETAINED         HENSIVE
                                           STOCK            STOCK          EARNINGS          INCOME            TOTAL
                                         ----------     -------------    ------------   ---------------    ------------
December 31, 1996                         $ 98,373           $143          $115,218                         $213,734
                                                                                                           ------------
Net Income and
   Total Comprehensive Income                                                38,671                           38,671

Stock Issued                                   699                                                               699

Stock Redeemed                              (4,032)           (23)                                            (4,055)

Dividends Declared                                                           (4,337)                          (4,337)
                                         ----------     -------------    ------------   ---------------    ------------

September 30, 1997                         $95,040           $120          $149,552                         $244,712
                                         ==========     =============    ============   ===============    ============

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                            COMPRE-
                                           COMMON         PREFERRED        RETAINED         HENSIVE
                                           STOCK            STOCK          EARNINGS          INCOME            TOTAL
                                         ----------     -------------    ------------   ---------------    ------------
December 31, 1997                         $103,786           $119          $149,226                         $253,131
                                                                                                           ------------

Comprehensive Income:
   Net Income                                                                46,660                           46,660

   Currency Translation Adjustments,
    Net of Tax                                                                                 $(746)           (746)
                                                                                                           ------------
Total Comprehensive Income                                                                                    45,914
                                                                                                           ------------

Stock Issued                                   273                                                               273

Stock Redeemed                              (4,280)           (11)                                            (4,291)

Dividends Declared                                                           (4,556)                          (4,556)
                                         ----------     -------------    ------------   ---------------    ------------

September 30, 1998                        $ 99,779           $108          $191,330            $(746)       $290,471
                                         ==========     =============    ============   ===============    ============


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

Note 2
------

                                                NINE MONTHS 1998       NINE MONTHS 1997
                                                ----------------       ----------------
      Earnings for Nine Months                    $   46,660             $   38,671
                                                ----------------       ----------------

      Dividends on Preferred Stock                         4                      5
                                                ----------------       ----------------

      Available for Common Stock                  $   46,656             $   38,666
                                                ----------------       ----------------

      Average Common Shares Outstanding            5,080,188              5,310,369<F*>
                                                ----------------       ----------------

      Earnings  Per Share                         $     9.18             $     7.28<F*>
                                                ----------------       ----------------

<F*>  Restated for the declaration of a 10% stock dividend in 1997. Prior to adjusting for the stock dividend, the average common shares outstanding were 4,827,608.

Note 3
------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 1998 and 1997 was $16,770 and $15,142, respectively.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first nine months of 1998 were 13.4% higher than in the first nine months of 1997. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first nine months of 1998 increased $61,527 (13.8%) compared to the first nine months of 1997 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first nine months of 1998 compared to the first nine months of 1997 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense increased in the first nine months of 1998 compared to the first nine months of 1997 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 1998 short-term borrowings have been slightly higher than for the same period in 1997.

      Other income in the first nine months of 1998 included gains on sale of property of $554.

      The combined effect of the increase in gross margin and the increase in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $13,862 in the first nine months of 1998 compared to the same period in 1997.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At September 30, 1998, current assets exceeded current liabilities by $410,350, up $167,952 from December 31, 1997. The current assets at September 30, 1998 were sufficient to meet the cash needs required to pay current liabilities. The substantial increases in accounts receivable and merchandise inventory resulted primarily from the growth in sales experienced by the Company.
While the average number of days of sales in accounts receivable has remained relatively stable during 1997 and 1998, inventory turnover has decreased slightly during that same period. The decrease in inventory turnover is due largely to a companywide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This temporary increase in inventory investment is largely offset by a corresponding increase in trade accounts payable. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

      At September 30, 1998, the Company had available to it unused lines of credit amounting to $242,100. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1998 through September 30 ranged from a minimum of $19,000 to a maximum of $211,655.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. In January, 1998, the Company received the proceeds from a seven-year note for $25,000 at a fixed interest rate of 6.44% with principal payable in quarterly installments beginning in April, 1998. In April, 1998, the Company received the proceeds from a fifteen-year note for $75,000 at a fixed interest rate of 6.59% with principal payable in semiannual installments beginning in October, 2003. In June, 1998, the Company received the proceeds from a fifteen-year note for $40,000 at a fixed interest rate of 6.65% with principal payable in annual installments beginning in June, 2003. All three note agreements have various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. During the first nine months of 1998, cash used by operations amounted to $4,835 compared to $2,788 cash provided by operations in the first nine months of 1997.

      Capital expenditures for property for the nine-month periods ended September 30, 1998 and 1997 were $20,025 and $17,600, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 1998 and 1997 were $4,291 and $4,055, respectively. Dividends paid for the nine-month periods ended September 30, 1998 and 1997 were $9,802 and $9,551, respectively.

IMPACT OF YEAR 2000 ISSUE
-------------------------

      In early 1996 the Company began its review and analysis of the Year 2000 Issue and the potential risks to our operations. Modifications to our existing software began in 1996 and continue to be made. A full-time senior manager of the Company was appointed in January 1998 to oversee all the analytical and remedial projects connected with the Year 2000 Issue. In June 1998 the Company received a report based on a review by independent consultants of our Year 2000 readiness. The consultants confirmed the appropriateness of our approach and progress to date and made certain recommendations for future actions.

      The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant problems for all of its systems, including its information, warehouse, office or administrative systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 Issue could have a material impact on the operations of the Company.

      Communications have been initiated by the Company with all of its significant suppliers and large customers to determine the extent to which the interface between their systems and the Company's systems are vulnerable to those parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project schedule and cost estimates to complete include the estimated costs and time associated with the impact of supplier and customer Year 2000 Issues based on currently available information. However, there can be no guarantee that the systems of these companies on which the Company's systems rely will be converted in a timely manner so there will not be an adverse effect on the Company's business. Contingency plans will be developed on a case-by-case basis for suppliers or customers where a problem is identified that cannot be remedied in time. Contingency plans could involve an alternate means of communication for an electronic data interchange customer or an alternate source of supply in the case of a supplier.

      The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than June 30, 1999, although some testing will continue after that date. The Year 2000 project will be funded through operating cash flows and expensed as incurred. It has not and is not expected to have a material effect on the results of operations.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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


     November 12, 1998                  GRAYBAR ELECTRIC COMPANY, INC.
-------------------------------
           (Date)





                                                   /S/ C. L. HALL
                                       ---------------------------------------
                                                     C. L. HALL
                                                      PRESIDENT


                                                 /S/ J. R. SEATON
                                       ---------------------------------------
                                                   J. R. SEATON
                                                  VICE PRESIDENT
                                                  AND COMPTROLLER