Form 10-K405
period 1998-12-31
GRAYBAR ELECTRIC CO INC
filed 1999-03-26
CIK 205402

                                                                  CONFORMED

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
                         COMMISSION FILE NUMBER 0-255

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998.
                                           -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ----------------- to ------------------.

                         GRAYBAR ELECTRIC COMPANY, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                   NEW YORK                            13-0794380
------------------------------------------------------------------------------
       (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

 34 North Meramec Avenue, St. Louis, Missouri             63105
------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

  Post Office Box 7231, St. Louis, Missouri               63177
------------------------------------------------------------------------------
              (Mailing Address)                        (Zip Code)

Registrant's telephone number, including area code:     (314) 512-9200
                                                     --------------------
Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------
Securities registered pursuant to Section 12(g) of the Act:

                     Preferred Stock  -    Par Value $20

                     Common Stock     -    Par Value $1 Per Share with a
                                           Stated Value of $20

                     Voting Trust Certificates relating to such Shares of
                         Common Stock of the Registrant

                     Common Stock outstanding at March 26, 1999  -
                         5,811,277 Shares

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X)    No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 26, 1999, was approximately $116,225,540. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 94% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

      The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

      (1) Annual Report to Shareholders for the fiscal year ended December 31, 1998 -- Part II, Items 5-8.

      (2) Information Statement relating to the 1999 Annual Meeting of Shareholders -- Part III, Items 10-13.

                                    PART I
                                    ------

Item 1.    Business
-------    --------

           Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical and communications products and integrated supply services primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users. All products sold by the Company are purchased by the Company from others.

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

           During 1998, the Company purchased a significant portion of its products from several major suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
--------------------

           The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.

           On December 31, 1998 and 1997, the Company had orders on hand which totaled approximately $252,052,000 and $ 232,157,000, respectively. The Company believes that the increase from 1997 to 1998 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1998 will be filled within the twelve-month period ending December 31, 1999. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing
---------

           The Company sells its products through a network of distributing houses located in 14 geographical districts throughout the United States. In each district the Company maintains a main distributing house and a number of branch distributing houses, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory. In addition, the Company maintains four (4) zone warehouses with special inventories so all locations can call upon them for additional items. The Company also has subsidiary operations with distribution facilities located in Puerto Rico, Mexico, Singapore, Canada and Chile.

           The distribution facilities operated by the Company are shown in the following table:


 Location of Main         Number of Distributing                                             Number of
Distributing House          Houses in District                                           Distributing Houses
------------------          ------------------                                           -------------------
                                                          Graybar International, Inc.
                                                          ---------------------------
Boston, MA                                    11          Puerto Rico                                      1
Cincinnati, OH                                 8
Dallas, TX                                    30          Graybar Electric (Ontario) Ltd.
                                                          -------------------------------
Glendale Heights, IL                          16          Canada                                           6
Miami, FL                                      3
Minneapolis, MN                               18          Graybar Electric Ltd.
                                                          ---------------------
New York, NY                                  15          Canada                                          18
Norcross, GA                                  19
Phoenix, AZ                                   27          Graybar de Mexico, S.DE R.L. DE C.V.
                                                          ------------------------------------
Pittsburgh, PA                                13          Mexico City, Mexico                              1
Richmond, VA                                  18
Seattle, WA                                   23          Graybar International PTE, Ltd.
                                                          -------------------------------
St. Louis, MO                                 16          Singapore                                        1
Tampa, FL                                     22

                                                          Graybar International de Chile Limitada
                                                          ---------------------------------------
                                                          Santiago                                         1
Zone Distributing Houses
------------------------
Austell, GA                                    1
Bethlehem, PA                                  1
Dallas, TX                                     1
Peoria, IL                                     1

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

           The Company distributes its products to more than 200,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:


             CLASS OF CUSTOMERS                           PERCENTAGE OF SALES
             ------------------                           -------------------
                                                 1998              1997              1996
                                              ----------        ----------        ----------
         Electrical Contractors                  38.2%             38.3%             39.1%
         Industrial Plants                       25.5              29.3              29.8
         Telecommunication Companies             28.7              26.1              24.4
         Private and Public Power Utilities       3.9               4.6               5.0
         Integrated Supply                        2.4               ---               ---
         Miscellaneous                            1.3               1.7               1.7
                                              ----------        ----------        ----------
                                                100.0%            100.0%            100.0%
                                              ==========        ==========        ==========

           At December 31, 1998, the Company employed approximately 2,900 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Employees
---------

           At December 31, 1998, the Company employed approximately 7,900 persons on a full-time basis. Approximately 160 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.    Properties
-------    ----------

           As of December 31, 1998, the Company operated offices and distribution facilities in 275 locations. Of these, 142 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.

           The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 5,000 square feet to 213,000 square feet, the average being approximately 29,000 square feet.

           As of December 31, 1998, approximately $30.5 million in debt of the Company was secured by mortgages on 35 buildings. Eighteen of these facilities are subject to a first mortgage securing a 12.25% note, of which $1.8 million in principal amount remains outstanding. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $19.1 million in principal amount remains outstanding. Eight of these facilities are subject to first mortgages securing variable rate notes, of which $1.7 million in principal remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $2.5 million in principal remains outstanding, and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $5.4 million in principal remains outstanding.

Item 3.    Legal Proceedings
-------    -----------------

           There are presently no material pending legal proceedings which are expected to have a material impact on the Company or any one of its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

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

           The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, (the "1998 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.    Selected Financial Data
-------    -----------------------

           The selected financial data for the Company as of December 31, 1998 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 18 of the 1998 Annual Report and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the 1998 Annual Report and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

           The Company's interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest paid on its debt. To mitigate the cash flow impact of interest rate fluctuations, the Company generally maintains a significant portion of its debt as fixed rate in nature by borrowing on a long-term basis.

           The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.


                                 1999        2000       2001         2002        2003    Thereafter     Total
                                 ----        ----       ----         ----        ----    ----------     -----
Long-term debt principal
payments by expected
maturity dates, including
current portion -
  Fixed rate debt               15,545      18,357      22,347      22,561      30,626     173,406     282,842
  Average interest rate           7.81%       6.92%       7.03%       7.01%       6.91%       6.89%

  Variable rate debt               930         891         288         200         169         725       3,203
  Average interest rate           8.25%       8.27%       8.29%       8.27%       8.28%       8.27%

Notes payable to banks -
  Short-term notes              43,948         ---         ---         ---         ---         ---      43,948
  Average interest rate           5.78%

           The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities. Based on the discounted cash flow analysis, the fair value of long-term debt approximates the carrying value at December 31, 1998. Fair value of the notes payable to banks approximates the carrying value due to the short-term maturity of the instruments.

           Foreign Exchange Rate Risk
           --------------------------

           The Company conducts business in several foreign countries including Canada, Mexico, Puerto Rico, Singapore and Chile. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

           The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."

           Such financial statements specifically referenced from the 1998 Annual Report in such list are incorporated herein by reference. There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.


                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

           The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 1999 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

           (a)   Documents filed as part of this report:
                 --------------------------------------

                       The following financial statements and Report of
                 Independent Auditors are included on the indicated pages in the 1998 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                 1.    Index to Financial Statements
                       -----------------------------

                       (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1998 (page 21).

                       (ii) Consolidated Balance Sheets, as of December 31, 1998 and December 31, 1997 (page 22).

                       (iii) Consolidated Statements of Cash Flows for each
                             of the three years ended December 31, 1998
                             (page 23).

                       (iv)  Consolidated Statements of Changes in
                             Shareholders' Equity for each of the three years ended December 31, 1998 (page 24)

                       (v) Notes to Consolidated Financial Statements (pages 25 to 28).

                       (vi)  Report of Independent Auditors (page 29).

                 2.    Index to Financial Schedule
                       ---------------------------

                 The following schedule for each of the three years ended December 31, 1998, to the financial statements is included on the indicated page in this Annual Report on Form 10-K:

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

                 3.  Exhibits
                     --------

                 The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

                 (3)   Articles of incorporation and by-laws

                       (i) Restated Certificate of Incorporation, as amended, filed as exhibit 4(i) to the Company's Registration Statement on Form S-1 (Registration No. 333-15761) and incorporated herein by reference.

                       (ii) By-laws as amended through August 1, 1994 filed as exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-255) and incorporated herein by reference.

           (4)and(9)         Voting Trust Agreements

                                   Voting Trust Agreement dated as of April 1,
                             1997, attached as Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Company's Registration Statement on Form S-1 (Registration No. 333-15761) and incorporated herein by reference.

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

                 (13) Annual Report to Shareholders for 1998 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

                 (21)  List of subsidiaries of the Company.

                 (23)  Independent Auditors' Consent of Ernst and Young LLP.

                 (27)  Financial Data Schedule (submitted in EDGAR format only).

           (b)   Reports on Form 8-K:
                 -------------------

                 No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of March, 1999.

                              GRAYBAR ELECTRIC COMPANY, INC.



                              By         /s/ C. L. HALL
                                 ---------------------------------
                                     (C. L. Hall, President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 26, 1999.

 /s/ C. L. HALL                                Director and President
----------------------------------             (Principal Executive Officer
 (C. L. Hall)                                  and Principal Financial
                                               Officer)


 /s/ J. R. SEATON                              Director, Vice President
----------------------------------             and Comptroller (Principal
 (J. R. Seaton)                                Accounting Officer)


 /s/ R. A. COLE                                Director
 ------------------------------------
 (R. A. Cole)


 /s/ T. F. DOWD                                Director
 ------------------------------------
 (T. F. Dowd)


 /s/ T. S. GURGANOUS                           Director
 ------------------------------------
 (T. S. Gurganous)


 /s/ R. H. HANEY                               Director
 ------------------------------------
 (R. H. Haney)


 /s/ G. W. HARPER                              Director
 ------------------------------------
 (G. W. Harper)


 /s/ W. L. KING                                Director
 ------------------------------------
 (W. L. King)


 /s/ J. C. LOFF                                Director
 ------------------------------------
 (J. C. Loff)


 /s/ G. J. McCREA                              Director
 ------------------------------------
 (G. J. McCrea)


 /s/ R. D. OFFENBACHER                         Director
 ------------------------------------
 (R. D. Offenbacher)


 /s/ R. A. REYNOLDS, JR.                       Director
 ------------------------------------
 (R. A. Reynolds, Jr.)


 /s/ C. R. UDELL                               Director
 ------------------------------------
 (C. R. Udell)


 /s/ J. F. VAN PELT                            Director
 ------------------------------------
 (J. F. Van Pelt)


 /s/ J. W. WOLF                                Director
 ------------------------------------
 (J. W. Wolf)

                                   GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                   -----------------------------------------------

                                     SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                     ---------------------------------------------

            Column A                            Column B        Column C          Column D           Column E
            --------                            --------        --------          --------           --------
                                               Balance at       Additions                            Balance
                                               Beginning        Charged to                           at End
                                               of Period          Income          Deductions         of Period
          Description                          ---------        ----------        ----------         ---------
          -----------
FOR THE YEAR ENDED DECEMBER 31, 1998:
     Reserve deducted from assets to
         which it applies-
         Allowance for doubtful accounts       $3,962,000       $ 2,331,000       $ 2,158,000 <F1>   $4,135,000
         Allowance for cash discounts             665,000        11,855,000        11,872,000 <F2>      648,000
                                               ----------       -----------       -----------        ----------

                 Total                         $4,627,000       $14,186,000       $14,030,000        $4,783,000
                                               ==========       ===========       ===========        ==========

FOR THE YEAR ENDED DECEMBER 31, 1997:
     Reserve deducted from assets to
         which it applies-
         Allowance for doubtful accounts       $3,901,000       $ 2,196,000       $ 2,135,000 <F1>   $3,962,000
         Allowance for cash discounts             582,000        10,557,000        10,474,000 <F2>      665,000
                                               ----------       -----------       -----------        ----------

                 Total                         $4,483,000       $12,753,000       $12,609,000        $4,627,000
                                               ==========       ===========       ===========        ==========

FOR THE YEAR ENDED DECEMBER 31, 1996:
     Reserve deducted from assets to
         which it applies-
         Allowance for doubtful accounts       $4,113,000       $ 2,004,000       $ 2,216,000 <F1>   $3,901,000
         Allowance for cash discounts             476,000         9,743,000         9,637,000 <F2>      582,000
                                               ----------       -----------       -----------        ----------

                 Total                         $4,589,000       $11,747,000       $11,853,000        $4,483,000
                                               ==========       ===========       ===========        ==========


<F1>  Amount of trade receivables written off against the reserve provided.
<F2>  Discounts allowed to customers.

                               INDEX TO EXHIBITS
                               -----------------


                                   Exhibits
                                   --------

      (3)   Articles of incorporation and by-laws.

            (i)   Restated Certificate of Incorporation, as amended, filed as exhibit 4(i) to the Company's Registration Statement on Form S-1
            (Registration No. 333-15761)                                                 <F*>

            (ii)  By-laws as amended through August 1, 1994 filed as exhibit
            3(ii) to the Company's Annual Report on Form 10-K for the year
            ended December  31, 1997 (Commission File No. 0-255)                         <F*>


 (4)and(9)  Voting Trust Agreements

                  Voting Trust Agreement dated as of April 1, 1997, attached as Annex A to the Prospectus, dated January 21, 1997,
            constituting a part of the Company's Registration Statement on
            Form S-1 (Registration No. 333-15761)                                        <F*>

      (10)  Material contracts.

            (i)   Management Incentive Plan, filed as Exhibit 4(a)(1) to the
            Annual Report on Form 10-K for the year ended December 31, 1972
            (Commission File No. 0-255), as amended by the Amendment
            effective January 1, 1974, filed as Exhibit 13-c to the
            Registration Statement on Form S-1 (Registration No. 2-51832),
            the Amendment effective January 1, 1977, filed as Exhibit 13(d)
            to the Registration Statement on Form S-1 (Registration No.
            2-59744), and the Amendment effective January 1, 1980, filed as
            Exhibit 5(f) to the Registration Statement on Form S-7
            (Registration No. 2-68938)                                                   <F*>

      (13) Annual Report to Shareholders for 1998 (except for those portions which are expressly incorporated by reference in this Annual
            Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

      (21)  List of subsidiaries of the Company.

      (23)  Independent Auditors' Consent of Ernst and Young LLP.

      (27)  Financial Data Schedule (submitted in EDGAR format only).


                                --------------

          <F*>Incorporated by reference in this Annual Report on Form 10-K.