Form 10-Q
period 1999-03-31
GRAYBAR ELECTRIC CO INC
filed 1999-05-12
CIK 205402

                                                                  CONFORMED
                                                                  ---------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1999
                                             ----------------------------
                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         --------------     --------------

                        GRAYBAR ELECTRIC COMPANY, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       NEW YORK                             13 - 0794380
        ------------------------------------          -------------------------
           (State or other jurisdiction of                 I.R.S. Employer
            incorporation or organization)              (Identification No.)


        34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                 63105
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


         POST OFFICE BOX 7231, ST. LOUIS, MO                   63177
-------------------------------------------------------------------------------
                  (Mailing Address)                          (Zip Code)


Registrant's telephone number, including area code:       (314)  512 - 9200
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


                              YES   X        NO
                                  -----         -----




         Common Stock Outstanding at April 30, 1999:          5,773,606
                                                      -------------------------
                                                          (Number of Shares)

                                                       PART I
                                                       ------

                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)

                                                                  MARCH 31, 1999                  DECEMBER 31, 1998
                                                                ------------------               -------------------

CURRENT ASSETS

      Cash                                                          $   44,959                       $   20,252
                                                                ------------------               -------------------
      Trade receivables                                                514,735                          460,016
                                                                ------------------               -------------------
      Merchandise inventory                                            523,506                          440,406
                                                                ------------------               -------------------
      Other current assets                                               2,719                            3,945
                                                                ------------------               -------------------
         Total current assets                                        1,085,919                          924,619
                                                                ------------------               -------------------

PROPERTY

      Land                                                              21,684                           21,550
                                                                ------------------               -------------------
      Buildings and permanent
         fixtures                                                      303,390                          297,780
                                                                ------------------               -------------------
      Capital equipment leases                                          26,682                           26,682
                                                                ------------------               -------------------
      Less-Accumulated depreciation                                    148,124                          142,934
                                                                ------------------               -------------------
         Net property                                                  203,632                          203,078
                                                                ------------------               -------------------

DEFERRED FEDERAL INCOME TAXES                                            8,425                            8,105
                                                                ------------------               -------------------

OTHER ASSETS                                                            31,909                           32,045
                                                                ------------------               -------------------

                                                                    $1,329,885                       $1,167,847
                                                                ==================               ===================

CURRENT LIABILITIES

      Notes payable to banks                                        $  110,871                       $   43,948
                                                                ------------------               -------------------
      Current portion of
         long-term debt                                                 14,510                           16,475
                                                                ------------------               -------------------
      Trade accounts payable                                           449,376                          344,869
                                                                ------------------               -------------------
      Income taxes                                                      14,885                               --
                                                                ------------------               -------------------
      Other accrued taxes                                               12,857                           12,439
                                                                ------------------               -------------------
      Accrued payroll and benefit
         costs                                                          20,495                           44,466
                                                                ------------------               -------------------
      Dividends payable                                                     --                            5,479
                                                                ------------------               -------------------
      Other payables and accruals                                       40,685                           56,093
                                                                ------------------             -----------------------
         Total current liabilities                                     663,679                          523,769
                                                                ------------------               -------------------

POSTRETIREMENT BENEFITS LIABILITY                                       77,783                           77,708
                                                                ------------------               -------------------

LONG TERM DEBT                                                         267,125                          269,570
                                                                ------------------               -------------------




                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)
                                                                  MARCH 31, 1999                  DECEMBER 31, 1998
                                                                ------------------               -------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

      Preferred:
      ---------
      Par value $20 per share
      Authorized 300,00 shares
                                               SHARES
                                               ------
                                          1999          1998
                                          ----          ----
Issued to shareholders                    5,386         5,386
                                    -----------   -----------
In treasury, at cost                       (246)           --
                                    -----------   -----------
Outstanding                               5,140         5,386              103                              108
                                    -----------   -----------   ------------------               -------------------

      Common:
      ------
      Stated value $20 per share
      Authorized 7,500,000 shares
                                               SHARES
                                               ------
                                        1999          1998
                                        ----          ----
Issued to voting trustees             5,560,085     4,883,638
                                    -----------   -----------
Issued to shareholders                  339,531       326,586
                                    -----------   -----------
In treasury, at cost                    (89,969)      (25,706)
                                    -----------   -----------
Outstanding                           5,809,647     5,184,518          116,193                          103,690
                                    -----------   -----------   ------------------               -------------------

Advance payments on subscriptions
   to common stock                                                          61                               --
                                                                ------------------               -------------------

Retained earnings                                                      205,620                          193,838
                                                                ------------------               -------------------
Accumulated other comprehensive
   income                                                                 (679)                            (836)
                                                                ------------------               -------------------

      TOTAL SHAREHOLDERS' EQUITY                                       321,298                          296,800
                                                                ------------------               -------------------

                                                                    $1,329,885                       $1,167,847
                                                                ==================               ===================

See accompanying Notes to Consolidated Financial Statements

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)
                                                                                    QUARTER ENDED
                                                                     MARCH 31, 1999               MARCH 31, 1998
                                                                   ------------------           ------------------
GROSS SALES, net of returns and allowances                               $988,470                    $871,855
                                                                  ------------------           ------------------
      Less - Cash discounts                                                 2,520                       2,524
                                                                  ------------------           ------------------

NET SALES                                                                 985,950                     869,331
                                                                  ------------------           ------------------

COST OF MERCHANDISE SOLD                                                  812,131                     710,189
                                                                  ------------------           ------------------

      Gross margin                                                        173,819                     159,142
                                                                  ------------------           ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              142,441                     124,366
                                                                  ------------------           ------------------

DEPRECIATION AND AMORTIZATION                                               6,310                       5,649
                                                                  ------------------           ------------------

      Income from operations                                               25,068                      29,127
                                                                  ------------------           ------------------

OTHER INCOME, net                                                           3,815                       1,753
                                                                  ------------------           ------------------

INTEREST EXPENSE                                                            5,790                       6,143
                                                                  ------------------           ------------------

      Income before provision for income taxes                             23,093                      24,737
                                                                  ------------------           ------------------

PROVISION FOR INCOME TAXES
      Current                                                               9,885                       9,973
                                                                  ------------------           ------------------
      Deferred                                                               (320)                        213
                                                                  ------------------           ------------------
         Total provision for income taxes                                   9,565                      10,186
                                                                  ------------------           ------------------

NET INCOME                                                             $   13,528                    $ 14,551
                                                                  ==================           ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                          $     2.40                    $   2.69
                                                                  ==================           ==================

DIVIDENDS
      Preferred - $.25 per share                                       $        1                    $      1
                                                                  ------------------           ------------------
      Common - $.30 per share                                               1,745                       1,537
                                                                  ------------------           ------------------
                                                                       $    1,746                    $  1,538
                                                                  ==================           ==================


See accompanying Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                   1999                 1998
                                                                              --------------       --------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                    $ 13,528             $ 14,551
                                                                              --------------       --------------

   Adjustments to reconcile net income
   to cash used by operations:
      Depreciation and amortization                                                 6,310                5,649
                                                                              --------------       --------------
      Deferred income taxes                                                          (320)                 213
                                                                              --------------       --------------
      Gain on sale of property                                                         --                 (554)
                                                                              --------------       --------------
      Changes in assets and liabilities:
          Trade receivables                                                       (54,719)             (24,602)
                                                                              --------------       --------------
          Merchandise inventory                                                   (83,100)             (45,825)
                                                                              --------------       --------------
          Other current assets                                                      1,226                  146
                                                                              --------------       --------------
          Other assets                                                                136                2,781
                                                                              --------------       --------------
          Trade accounts payable                                                  104,507               16,465
                                                                              --------------       --------------
          Accrued payroll and benefit costs                                       (23,971)             (22,557)
                                                                              --------------       --------------
          Other accrued liabilities                                                   (30)                 (11)
                                                                              --------------       --------------
                                                                                  (49,961)             (68,295)
                                                                              --------------       --------------

   Net cash used by operations                                                    (36,433)             (53,744)
                                                                              --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                   39                1,293
                                                                              --------------       --------------
      Capital expenditures for property                                            (6,903)              (5,145)
                                                                              --------------       --------------

   Net cash used by investing activities                                           (6,864)              (3,852)
                                                                              --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                                       66,923               74,730
                                                                              --------------       --------------
      Proceeds from long-term debt                                                     --               25,000
                                                                              --------------       --------------
      Repayment of long-term debt                                                  (2,619)              (1,637)
                                                                              --------------       --------------
      Principal payments under capital equipment leases                            (1,791)              (1,401)
                                                                              --------------       --------------
      Sale of common stock                                                         13,849                   92
                                                                              --------------       --------------
      Purchase of treasury stock                                                   (1,290)              (1,608)
                                                                              --------------       --------------
      Dividends paid                                                               (7,225)              (6,784)
                                                                              --------------       --------------

   Net cash flow provided by financing activities                                  67,847               88,392
                                                                              --------------       --------------

EFFECT OF CURRENCY TRANSLATION ADJUSTMENTS
   ON CASH                                                                            157                  (96)
                                                                              --------------       --------------

NET INCREASE IN CASH                                                               24,707               30,700
                                                                              --------------       --------------

CASH, BEGINNING OF YEAR                                                            20,252               18,523
                                                                              --------------       --------------

CASH, END OF FIRST QUARTER                                                       $ 44,959             $ 49,223
                                                                              ==============       ==============

See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                 FOR THE QUARTERS ENDED
                                                 ----------------------
                                                MARCH 31, 1999 AND 1998
                                                -----------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                                ACCUMULATED
                                                                           COMMON                   OTHER
                                                                           STOCK                   COMPRE-
                                               COMMON        PREFERRED   SUBSCRIBED,  RETAINED    HENSIVE
                                               STOCK           STOCK      UNISSUED    EARNINGS     INCOME         TOTAL
                                               ------        ---------   ----------   --------  -----------       -----
December 31, 1997                             $103,749          $119        $37      $149,226                   $253,131
                                                                                                                --------
Net Income                                                                             14,551                     14,551

Currency Translation Adjustments                                                                    $ (96)           (96)
                                                                                                                --------
Comprehensive Income                                                                                              14,455
                                                                                                                --------
Stock Issued                                        93                                                                93

Stock Redeemed                                  (1,599)           (9)                                             (1,608)

Advance Payments                                                             (1)                                      (1)

Dividends Declared                                                                     (1,538)                    (1,538)
                                             ----------        ------     ------    ----------    ---------    ----------

March 31, 1998                                $102,243          $110        $36      $162,239       $ (96)      $264,532
                                             ==========        ======     ======    ==========    =========    ==========


                                                                                                ACCUMULATED
                                                                           COMMON                   OTHER
                                                                           STOCK                   COMPRE-
                                               COMMON        PREFERRED   SUBSCRIBED,  RETAINED    HENSIVE
                                               STOCK           STOCK      UNISSUED    EARNINGS     INCOME         TOTAL
                                               ------        ---------   ----------   --------  -----------       -----
December 31, 1998                             $103,690          $108        $ 0      $193,838       $(836)      $296,800
                                                                                                                --------
Net Income                                                                             13,528                     13,528

Currency Translation Adjustments                                                                      157            157
                                                                                                                --------

Comprehensive Income                                                                                              13,685
                                                                                                                --------

Stock Issued                                    13,788                                                            13,788

Stock Redeemed                                  (1,285)           (5)                                             (1,290)

Advance Payments                                                             61                                       61

Dividends Declared                                                                     (1,746)                    (1,746)
                                             ----------        ------     ------    ----------    ---------    ----------

March 31, 1999                                $116,193          $103        $61      $205,620       $(679)      $321,298
                                             ==========        ======     ======    ==========    =========    ==========


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

Note 2
------

                                                THREE MONTHS 1999                   THREE MONTHS 1998
                                              ---------------------               ---------------------
         Earnings for Three Months                $   13,528                          $   14,551
                                              ---------------------               ---------------------

         Dividends on Preferred Stock                      1                                   1
                                              ---------------------               ---------------------

         Available for Common Stock               $   13,527                          $   14,550
                                              ---------------------               ---------------------

         Average Common Shares Outstanding         5,640,988                           5,402,265<F*>
                                              ---------------------               ---------------------

         Earnings Per Share                       $     2.40                          $     2.69<F*>
                                              ---------------------               ---------------------

         <F*>Restated for the declaration of a 5% stock dividend in 1998. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,145,014.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first three months of 1999 were 13.4% higher than in the first three months of 1998. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first three months of 1999 increased $14,677 (9.2%) compared to the first three months of 1998 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first three months of 1999 compared to the first three months of 1998 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

      Interest expense decreased in the first three months of 1999 compared to the first three months of 1998 primarily due to lower interest rates on short-term borrowings.

      The combined effect of the increases in gross margin and other income and the decrease in interest expense, together with increases in selling, general and administrative expenses and depreciation and amortization, resulted in a decrease in pretax earnings of $1,644 in the first three months of 1999 compared to the same period in 1998.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At March 31, 1999, current assets exceeded current liabilities by $422,240, up $21,390 from December 31, 1998. The current assets at March 31, 1999 were sufficient to meet the cash needs required to pay current liabilities. The substantial increases in accounts receivable and merchandise inventory resulted primarily from the growth in sales experienced by the Company. While the average number of days of sales in accounts receivable has remained relatively stable during 1998 and 1999, inventory turnover has decreased slightly during that same period. The decrease in inventory turnover is due largely to a companywide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This temporary increase in inventory investment is offset by a corresponding increase in trade accounts payable. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

      At March 31, 1999, the Company had available to it unused lines of credit amounting to $232,189. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1999 through March 31 ranged from a minimum of $14,000 to a maximum of $111,811.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 1999, cash used by operations amounted to $36,433 compared to $53,744 cash used by operations in the first three months of 1998. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $13,849 in the first three months of 1999. Additional cash of approximately $508 will be provided in the remainder of 1999 as a result of payments to be made for stock subscribed to by employees under the 1998 Common Stock Purchase Plan.

      Capital expenditures for property for the three-month periods ended March 31, 1999 and 1998 were $6,903 and $5,145, respectively. Purchases of treasury stock for the three-month periods ended March 31, 1999 and 1998 were $1,290 and $1,608, respectively. Dividends paid for the three-month periods ended March 31, 1999 and 1998 were $7,225 and $6,784, respectively.

IMPACT OF YEAR 2000 ISSUE
-------------------------

      In early 1996 the Company began its review and analysis of the Year 2000 Issues and the potential risks to our operations. Modifications to our existing internal software began in 1996 and continue to be made. A full-time senior manager of the Company was appointed in January 1998 to oversee all of the analytical and remedial projects connected with the Year 2000. The Company has also used independent consultants to assist the Company with its Year 2000 readiness efforts.

      The Company believes that with modifications to existing internal software and conversions to new software, the Year 2000 will not pose significant problems for all of its systems, including its accounting, management information, warehouse and administrative systems. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company.

      Communications have been initiated by the Company with over 600 suppliers of products and large customers to determine the extent to which the interface between their systems and the Company's systems are vulnerable to those parties' failures to remediate their own Year 2000 issues. Most responses relating to products indicated Year 2000 compliance for the specific product. A significant number of the responses indicated that Year 2000 analytical studies were in process for both internal systems and some products. The Company's total Year 2000 project schedule and cost estimates to complete include the estimated costs and time associated with the impact of supplier and customer Year 2000 issues based on currently available information. However, there can be no guarantee that the systems of these companies on which the Company's systems rely will be modified in a timely manner so there will not be an adverse impact on the Company's business. Contingency plans will be developed on a case-by-case basis for suppliers or customers where a problem is identified that cannot be remedied in time. Contingency plans may involve alternate means of communications for electronic data interchange suppliers and customers or an alternate source of supply in the case of a supplier or a specific product.

      The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Communications will continue with customers and suppliers to identify any potential problems requiring contingency plans. The Company anticipates completing the Year 2000 project by September 30, 1999, although some additional testing will continue after that date. The Year 2000 projects will be funded through operating cash flows and expensed as incurred. The project costs have not had and are not expected to have a material impact on the results of operations.

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


            May 12, 1999                  GRAYBAR ELECTRIC COMPANY, INC.
        --------------------
               (Date)


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