Form 10-Q
period 1999-06-30
GRAYBAR ELECTRIC CO INC
filed 1999-08-12
CIK 205402

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

      For the quarterly period ended                June 30, 1999
                                      ----------------------------------------

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

                                 YES   X       NO
                                     -----        -----


Common Stock Outstanding at July 31, 1999              5,727,795
                                                ------------------------
                                                   (Number of Shares)


                                                         PART I
                                                         ------

                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)


                                                                              JUNE 30, 1999          DECEMBER 31, 1998
                                                                           -------------------     ---------------------
CURRENT ASSETS
   Cash                                                                        $   59,665               $   20,252
                                                                           -------------------     ---------------------
   Trade receivables                                                              519,134                  460,016
                                                                           -------------------     ---------------------
   Merchandise inventory                                                          557,216                  440,406
                                                                           -------------------     ---------------------
   Other current assets                                                             4,507                    3,945
                                                                           -------------------     ---------------------
      Total current assets                                                      1,140,522                  924,619
                                                                           -------------------     ---------------------

PROPERTY

   Land                                                                            21,501                   21,550
                                                                           -------------------     ---------------------
   Buildings and permanent fixtures                                               306,842                  297,780
                                                                           -------------------     ---------------------
   Capital equipment leases                                                        26,683                   26,682
                                                                           -------------------     ---------------------
   Less-Accumulated depreciation                                                  153,022                  142,934
                                                                           -------------------     ---------------------
      Net property                                                                202,004                  203,078
                                                                           -------------------     ---------------------

DEFERRED FEDERAL INCOME TAXES                                                       8,892                    8,105
                                                                           -------------------     ---------------------

OTHER ASSETS                                                                       30,051                   32,045
                                                                           -------------------     ---------------------

                                                                               $1,381,469               $1,167,847
                                                                           ===================     =====================

CURRENT LIABILITIES

   Notes payable to banks                                                      $  172,579               $   43,948
                                                                           -------------------     ---------------------
   Current portion of long-term debt                                               20,295                   16,475
                                                                           -------------------     ---------------------
   Trade accounts payable                                                         429,707                  344,869
                                                                           -------------------     ---------------------
   Income taxes                                                                    12,308                       --
                                                                           -------------------     ---------------------
   Other accrued taxes                                                              9,842                   12,439
                                                                           -------------------     ---------------------
   Accrued payroll and benefit costs                                               27,202                   44,466
                                                                           -------------------     ---------------------
   Dividends payable                                                                   --                    5,479
                                                                           -------------------     ---------------------
   Other payables and accruals                                                     41,635                   56,093
                                                                           -------------------     ---------------------
      Total current liabilities                                                   713,568                  523,769
                                                                           -------------------     ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                                  77,858                   77,708
                                                                           -------------------     ---------------------

LONG TERM DEBT                                                                    253,606                  269,570
                                                                           -------------------     ---------------------


                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)


                                                                              JUNE 30, 1999          DECEMBER 31, 1998
                                                                           -------------------     ---------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                        SHARES
                                                        ------
                                                1999             1998
                                                ----             ----
Issued to shareholders                          5,386             5,386
                                           ------------       -----------
In treasury, at cost                             (246)               --
                                           ------------       -----------
Outstanding                                     5,140             5,386               103                      108
                                           ------------       -----------  -------------------     ---------------------

   Common
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                        SHARES
                                                        ------
                                               1999              1998
                                               ----              ----
Issued to voting trustees                   5,569,990         4,883,638
                                           ------------       -----------
Issued to shareholders                        339,690           326,586
                                           ------------       -----------
In treasury, at cost                         (159,573)          (25,706)
                                           ------------       -----------
Outstanding                                 5,750,107         5,184,518           115,002                  103,690
                                           ------------       -----------  -------------------     ---------------------

Advance payments on
subscriptions to common
stock                                                                                  60                       --
                                                                           -------------------     ---------------------

Retained earnings                                                                 221,715                  193,838
                                                                           -------------------     ---------------------

Accumulated other comprehensive income                                               (443)                    (836)
                                                                           -------------------     ---------------------

   TOTAL SHAREHOLDERS' EQUITY                                                     336,437                  296,800
                                                                           -------------------     ---------------------

                                                                               $1,381,469               $1,167,847
                                                                           ===================     =====================



See accompanying Notes to Consolidated Financial Statements

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                       QUARTER ENDED
                                                                          JUNE 30, 1999             JUNE 30, 1998
                                                                       -------------------       -------------------
GROSS SALES, net of returns and allowances                                  $1,042,035                $961,706
                                                                       -------------------       -------------------
   Less - Cash discounts                                                         2,728                   3,035
                                                                       -------------------       -------------------

NET SALES                                                                    1,039,307                 958,671
                                                                       -------------------       -------------------

COST OF MERCHANDISE SOLD                                                       848,057                 788,071
                                                                       -------------------       -------------------

   Gross margin                                                                191,250                 170,600
                                                                       -------------------       -------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   150,768                 133,930
                                                                       -------------------       -------------------

DEPRECIATION AND AMORTIZATION                                                    6,243                   6,324
                                                                       -------------------       -------------------

   Income from operations                                                       34,239                  30,346
                                                                       -------------------       -------------------

OTHER INCOME, net                                                                2,870                   1,240
                                                                       -------------------       -------------------

INTEREST EXPENSE                                                                 6,806                   5,853
                                                                       -------------------       -------------------

   Income before provision for income taxes                                     30,303                  25,733
                                                                       -------------------       -------------------

PROVISION FOR INCOME TAXES
   Current                                                                      12,946                  10,305
                                                                       -------------------       -------------------
   Deferred                                                                       (467)                    315
                                                                       -------------------       -------------------
      Total provision for income taxes                                          12,479                  10,620
                                                                       -------------------       -------------------

NET INCOME                                                                      17,824                  15,113
                                                                       ===================       ===================

NET INCOME PER SHARE OF COMMON STOCK                                        $     3.09                $   2.84<F*>
                                                                       ===================       ===================

DIVIDENDS
   Preferred - $.25 per share                                               $        1                $      2
                                                                       -------------------       -------------------
   Common - $.30 per share                                                       1,727                   1,518
                                                                       -------------------       -------------------
                                                                            $    1,728                $  1,520
                                                                       ===================       ===================

<F*>Restated for the declaration of a 5% stock dividend in 1998.

See accompanying Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)
                                                                                     SIX MONTHS ENDED
                                                                          JUNE 30, 1999             JUNE 30, 1998
                                                                       -------------------       -------------------

GROSS SALES, net of returns and allowances                                  $2,030,505               $1,833,561
                                                                       -------------------       -------------------
   Less - Cash discounts                                                         5,248                    5,559
                                                                       -------------------       -------------------

NET SALES                                                                    2,025,257                1,828,002
                                                                       -------------------       -------------------

COST OF MERCHANDISE SOLD                                                     1,660,188                1,498,260
                                                                       -------------------       -------------------

   Gross margin                                                                365,069                  329,742
                                                                       -------------------       -------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   293,209                  258,296
                                                                       -------------------       -------------------

DEPRECIATION AND AMORTIZATION                                                   12,553                   11,973
                                                                       -------------------       -------------------

   Income from operations                                                       59,307                   59,473
                                                                       -------------------       -------------------

OTHER INCOME, net                                                                6,685                    2,993
                                                                       -------------------       -------------------

INTEREST EXPENSE                                                                12,596                   11,996
                                                                       -------------------       -------------------

   Income before provision for income taxes                                     53,396                   50,470
                                                                       -------------------       -------------------

PROVISION FOR INCOME TAXES
   Current                                                                      22,831                   20,278
                                                                       -------------------       -------------------
   Deferred                                                                       (787)                     528
                                                                       -------------------       -------------------
      Total provision for income taxes                                          22,044                   20,806
                                                                       -------------------       -------------------

NET INCOME                                                                      31,352                   29,664
                                                                       ===================       ===================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                               $     5.50                $    5.53
                                                                       ===================       ===================

DIVIDENDS
   Preferred - $.50 per share                                               $        3                $       3
                                                                       -------------------       -------------------
   Common - $.60 per share                                                       3,472                    3,055
                                                                       -------------------       -------------------
                                                                            $    3,475                $   3,058
                                                                       ===================       ===================


See accompanying Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            1999                       1998
                                                                       ---------------             --------------
CASH FLOWS FROM OPERATIONS
   Net Income                                                             $  31,352                   $ 29,664
                                                                       ---------------             --------------

   Adjustments to reconcile net income
   to cash used by operations:
      Depreciation and amortization                                          12,553                     11,973
                                                                       ---------------             --------------
      Deferred income taxes                                                    (787)                       528
                                                                       ---------------             --------------
      Gain on sale of property                                                 (543)                      (554)
                                                                       ---------------             --------------
      Changes in assets and liabilities:
         Trade receivables                                                  (59,118)                   (50,594)
                                                                       ---------------             --------------
         Merchandise inventory                                             (116,810)                   (21,438)
                                                                       ---------------             --------------
         Other current assets                                                  (562)                    (1,157)
                                                                       ---------------             --------------
         Other assets                                                         2,387                      4,592
                                                                       ---------------             --------------
         Trade accounts payable                                              84,838                     36,848
                                                                       ---------------             --------------
         Accrued payroll and benefit costs                                  (17,264)                   (15,932)
                                                                       ---------------             --------------
         Other accrued liabilities                                           (4,597)                      (104)
                                                                       ---------------             --------------
                                                                            (99,903)                   (35,838)
                                                                       ---------------             --------------

   Net cash used by operations                                              (68,551)                    (6,174)
                                                                       ---------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                          1,007                      1,429
                                                                       ---------------             --------------
      Capital expenditures for property                                     (11,943)                   (14,168)
                                                                       ---------------             --------------

   Net cash used by investing activities                                    (10,936)                   (12,739)
                                                                       ---------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in notes payable to banks                     128,631                    (67,881)
                                                                       ---------------             --------------
      Proceeds from long-term debt                                               --                    140,000
                                                                       ---------------             --------------
      Repayment of long-term debt                                            (9,489)                   (10,477)
                                                                       ---------------             --------------
      Principal payments under capital equipment leases                      (2,655)                    (2,219)
                                                                       ---------------             --------------
      Sale of common stock                                                   14,049                        185
                                                                       ---------------             --------------
      Purchase of treasury stock                                             (2,682)                    (2,796)
                                                                       ---------------             --------------
      Dividends paid                                                         (8,954)                    (8,304)
                                                                       ---------------             --------------

   Net cash flow provided by financing activities                           118,900                     48,508
                                                                       ---------------             --------------


NET INCREASE IN CASH                                                         39,413                     29,595
                                                                       ---------------             --------------

CASH, BEGINNING OF YEAR                                                      20,252                     18,523
                                                                       ---------------             --------------

CASH, END OF SECOND QUARTER                                               $  59,665                   $ 48,118
                                                                       ===============             ==============

See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                FOR THE SIX MONTHS ENDED
                                                ------------------------
                                                 JUNE 30, 1999 AND 1998
                                                 ----------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                   COMMON                      ACCUMULATED
                                                                   STOCK                          OTHER
                                       COMMON      PREFERRED     SUBSCRIBED,     RETAINED     COMPREHENSIVE
                                       STOCK         STOCK        UNISSUED       EARNINGS        INCOME             TOTAL
                                       ------       ---------     -----------     --------     -------------       --------
December 31, 1997                     $103,749      $   119        $   37        $149,226                         $253,131
                                                                                                                  --------
Net Income                                                                         29,664                           29,664

Currency Translation Adjustments                                                                $   (520)             (520)
                                                                                                                  --------

Comprehensive Income                                                                                                29,144
                                                                                                                  --------

Stock Issued                               187                                                                         187

Stock Redeemed                          (2,785)         (11)                                                        (2,796)

Advance Payments                                                       (2)                                              (2)

Dividends Declared                                                                 (3,058)                          (3,058)
                                      --------      -------        ------        --------       --------          --------
June 30, 1998                         $101,151      $   108        $   35        $175,832       $   (520)         $276,606
                                      ========      =======        ======        ========       ========          ========


                                                                   COMMON                      ACCUMULATED
                                                                   STOCK                          OTHER
                                       COMMON      PREFERRED     SUBSCRIBED,     RETAINED     COMPREHENSIVE
                                       STOCK         STOCK        UNISSUED       EARNINGS        INCOME             TOTAL
                                       ------       ---------     -----------     --------     -------------       --------
December 31, 1998                     $103,690      $   108        $    0        $193,838       $   (836)         $296,800
                                                                                                                  --------
Net Income                                                                         31,352                           31,352

Currency Translation Adjustments                                                                     393               393
                                                                                                                  --------
Comprehensive Income                                                                                                31,745
                                                                                                                  --------

Stock Issued                            13,989                                                                      13,989

Stock Redeemed                          (2,677)          (5)                                                        (2,682)

Advance Payments                                                       60                                               60

Dividends Declared                                                                 (3,475)                          (3,475)
                                      --------      -------        ------        --------       --------          --------

June 30, 1999                         $115,002      $   103        $   60        $221,715       $   (443)         $336,437
                                      ========      =======        ======        ========       ========          ========


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

Note 2
------

                                               SIX MONTHS 1999     SIX MONTHS 1998
                                              ----------------   -----------------
      Earnings for Six Months                    $   31,352         $   29,664
                                              ----------------   -----------------
      Dividends on Preferred Stock                        3                  3
                                              ----------------   -----------------

      Available for Common Stock                 $   31,349         $   29,661
                                              ----------------   -----------------

      Average Common Shares Outstanding           5,699,293          5,367,737<F*>
                                              ----------------   -----------------

      Earnings Per Share                         $     5.50         $     5.53<F*>
                                              ----------------   -----------------

      <F*> Restated for the declaration of a 5% stock dividend in 1998. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,112,130.

Note 3
------

      Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 1999 and 1998 was $18,060 and $14,689, respectively.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
---------------------

      Net sales in the first six months of 1999 were 10.8% higher than in the first six months of 1998. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

      Gross margin in the first six months of 1999 increased $35,327 (10.7%) compared to the first six months of 1998 primarily due to increased sales in the electrical and communication markets.

      The increase in selling, general and administrative expenses in the first six months of 1999 compared to the first six months of 1998 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses. In addition, continued implementation of a companywide customer service and logistics project resulted in higher selling, general and administrative expenses in the first six months of 1999 compared to the first six months of 1998 due to increases in the Company's number of facilities and related staffing and start-up expenses. The necessary increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

      Interest expense increased in the first six months of 1999 compared to the first six months of 1998 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

      Other income in the first six months of 1999 included $2,000 of service charges for special services provided to one customer and gains on sale of property of $543.

      The combined effect of the increases in gross margin and other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $2,926 in the first six months of 1999 compared to the same period in 1998.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Dollars Stated in Thousands)

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At June 30, 1999, current assets exceeded current liabilities by $426,954, up $26,104 from December 31, 1998. The current assets at June 30, 1999 were sufficient to meet the cash needs required to pay current liabilities. The substantial increases in accounts receivable and merchandise inventory resulted primarily from the growth in sales experienced by the Company. While the average number of days of sales in accounts receivable has remained relatively stable during 1998 and 1999, inventory turnover has decreased slightly during that same period. The decrease in inventory turnover is due largely to a companywide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This temporary increase in inventory investment is partially offset by a corresponding increase in trade accounts payable. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

      At June 30, 1999, the Company had available to it unused lines of credit amounting to $201,421. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1999 through June 30 ranged from a minimum of $14,000 to a maximum of $184,000.

      In July 1999 the Company entered into a $410,000 Revolving Credit Loan Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR). The credit agreement has various covenants which limit the Company's ability to make investments, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. The Company intends to utilize the credit agreement as a primary source of short-term borrowings.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first six months of 1999, cash used by operations amounted to $68,551 compared to $6,174 cash used by operations in the first six months of 1998. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $14,049 in the first six months of 1999. Additional cash of approximately $308 will be provided in the remainder of 1999 as a result of payments to be made for stock subscribed to by employees under the 1998 Common Stock Purchase Plan.

      Capital expenditures for property for the six-month periods ended June 30, 1999 and 1998 were $11,943 and $14,168, respectively. Purchases of treasury stock for the six-month periods ended June 30, 1999 and 1998 were $2,682 and $2,796, respectively. Dividends paid for the six-month periods ended June 30, 1999 and 1998 were $8,954 and $8,304, respectively.

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

      The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Communications will continue with customers and suppliers to identify any potential problems requiring contingency plans. The Company anticipates completing the Year 2000 project by September 30, 1999, although some additional testing and implementation will continue after that date. The Year 2000 projects will be funded through operating cash flows and expensed as incurred. The project costs have not had and are not expected to have a material impact on the results of operations.

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

                           PART II  OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

             The annual meeting of shareholders occurred on June 10, 1999. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,459,170 votes, no negative votes were cast.

              1.  R. A. Cole
              2.  T. F. Dowd
              3.  T. S. Gurganous
              4.  C. L. Hall
              5.  R. H. Haney
              6.  G. W. Harper
              7.  W. L. King
              8.  J. C. Loff
              9.  G. J. McCrea
             10.  R. D. Offenbacher
             11.  R. A. Reynolds, Jr.
             12.  J. R. Seaton
             13.  C. R. Udell
             14.  J. F. Van Pelt
             15.  J. W. Wolf

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


   August 12, 1999                     GRAYBAR ELECTRIC COMPANY, INC.
----------------------
        (Date)



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