Form 10-Q
period 1999-09-30
GRAYBAR ELECTRIC CO INC
filed 1999-11-10
CIK 205402

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

      For the quarterly period ended             September 30, 1999
                                      ----------------------------------------

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

                                 YES   X       NO
                                     -----        -----


Common Stock Outstanding at October 31, 1999:             5,661,216
                                                  ------------------------
                                                     (Number of Shares)


                                                         PART I
                                                         ------

                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                           SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                           -------------------      -------------------
CURRENT ASSETS

    Cash                                                                        $   66,969              $   20,252
                                                                           -------------------      -------------------
    Trade receivables                                                              569,715                 460,016
                                                                           -------------------      -------------------
    Merchandise inventory                                                          642,768                 440,406
                                                                           -------------------      -------------------
    Other current assets                                                             3,196                   3,945
                                                                           -------------------      -------------------
       Total current assets                                                      1,282,648                 924,619
                                                                           -------------------      -------------------
PROPERTY

    Land                                                                            21,914                  21,550
                                                                           -------------------      -------------------
    Buildings and permanent fixtures                                               313,051                 297,780
                                                                           -------------------      -------------------
    Capital equipment leases                                                        28,990                  26,682
                                                                           -------------------      -------------------
    Less-Accumulated depreciation                                                  157,877                 142,934
                                                                           -------------------      -------------------
       Net property                                                                206,078                 203,078
                                                                           -------------------      -------------------
DEFERRED FEDERAL INCOME TAXES                                                        9,368                   8,105
                                                                           -------------------      -------------------
OTHER ASSETS                                                                        29,095                  32,045
                                                                           -------------------      -------------------
                                                                                $1,527,189              $1,167,847
                                                                           ===================      ===================
CURRENT LIABILITIES

    Notes payable to banks                                                      $  191,094              $   43,948
                                                                           -------------------      -------------------
    Current portion of long-term debt                                               20,365                  16,475
                                                                           -------------------      -------------------
    Trade accounts payable                                                         512,482                 344,869
                                                                           -------------------      -------------------
    Income taxes                                                                    14,339                      --
                                                                           -------------------      -------------------
    Other accrued taxes                                                             10,409                  12,439
                                                                           -------------------      -------------------
    Accrued payroll and benefit costs                                               36,984                  44,466
                                                                           -------------------      -------------------
    Dividends payable                                                                   --                   5,479
                                                                           -------------------      -------------------
    Other payables and accruals                                                     51,998                  56,093
                                                                           -------------------      -------------------
       Total current liabilities                                                   837,671                 523,769
                                                                           -------------------      -------------------
POSTRETIREMENT BENEFITS LIABILITY                                                   77,933                  77,708
                                                                           -------------------      -------------------
LONG TERM DEBT                                                                     253,494                 269,570
                                                                           -------------------      -------------------



                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                           SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                           -------------------      -------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

    Preferred:
    ----------
    Par value $20 per share
    Authorized 300,000 shares

                                                        SHARES
                                                        ------
                                                1999              1998
                                                ----              ----
Issued to shareholders                          5,386             5,386
                                          -------------     -------------
In treasury, at cost                             (246)               --
                                          -------------     -------------
Outstanding                                     5,140             5,386               103                      108
                                          -------------     -------------  -------------------      -------------------



    Common:
    -------
    Stated value $20 per share
    Authorized 7,500,000 shares

                                                      SHARES
                                                      ------
                                               1999             1998
                                               ----             ----

Issued to voting trustees                   5,577,788         4,883,638
                                          -------------     -------------
Issued to shareholders                        340,019           326,586
                                          -------------     -------------
In treasury, at cost                         (206,218)          (25,706)
                                          -------------     -------------
Outstanding                                 5,711,589         5,184,518           114,232                  103,690
                                          -------------     -------------  -------------------      -------------------
Advance payments on
subscriptions to common stock                                                          59                       --
                                                                           -------------------      -------------------
Retained earnings                                                                 244,066                  193,838
                                                                           -------------------      -------------------
Accumulated other comprehensive income                                               (369)                    (836)
                                                                           -------------------      -------------------
    TOTAL SHAREHOLDERS' EQUITY                                                    358,091                  296,800
                                                                           -------------------      -------------------
                                                                               $1,527,189               $1,167,847
                                                                           ===================      ===================

See accompanying Notes to Consolidated Financial Statements

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                          QUARTER ENDED
                                                                           SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                                           -------------------      -------------------

GROSS SALES, net of returns and allowances                                     $1,149,118                 $974,664
                                                                           -------------------      -------------------
    Less - Cash discounts                                                           2,418                    3,022
                                                                           -------------------      -------------------
NET SALES                                                                       1,146,700                  971,642
                                                                           -------------------      -------------------
COST OF MERCHANDISE SOLD                                                          932,039                  795,290
                                                                           -------------------      -------------------
    Gross margin                                                                  214,661                  176,352
                                                                           -------------------      -------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      161,892                  136,219
                                                                           -------------------      -------------------
DEPRECIATION AND AMORTIZATION                                                       6,550                    6,452
                                                                           -------------------      -------------------
    Income from operations                                                         46,219                   33,681
                                                                           -------------------      -------------------
OTHER INCOME, net                                                                   1,878                    1,410
                                                                           -------------------      -------------------
INTEREST EXPENSE                                                                    7,301                    5,997
                                                                           -------------------      -------------------
    Income before provision for income taxes                                       40,796                   29,094
                                                                           -------------------      -------------------
PROVISION FOR INCOME TAXES

    Current                                                                        17,205                   11,127
                                                                           -------------------      -------------------
    Deferred                                                                         (476)                     971
                                                                           -------------------      -------------------
       Total provision for income taxes                                            16,729                   12,098
                                                                           -------------------      -------------------
NET INCOME                                                                         24,067                   16,996
                                                                           ===================      ===================
NET INCOME PER SHARE OF COMMON STOCK                                           $     4.20                 $   3.23<F*>
                                                                           ===================      ===================
DIVIDENDS
    Preferred - $.25 per share                                                 $        1                 $      1
                                                                           -------------------      -------------------
    Common - $.30 per share                                                         1,715                    1,497
                                                                           -------------------      -------------------
                                                                               $    1,716                 $  1,498
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

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                           -------------------      -------------------
GROSS SALES, net of returns and allowances                                     $3,179,623                $2,808,225
                                                                           -------------------      -------------------
    Less - Cash discounts                                                           7,666                     8,581
                                                                           -------------------      -------------------
NET SALES                                                                       3,171,957                 2,799,644
                                                                           -------------------      -------------------
COST OF MERCHANDISE SOLD                                                        2,592,227                 2,293,550
                                                                           -------------------      -------------------
    Gross margin                                                                  579,730                   506,094
                                                                           -------------------      -------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      455,101                   394,515
                                                                           -------------------      -------------------
DEPRECIATION AND AMORTIZATION                                                      19,103                    18,425
                                                                           -------------------      -------------------
    Income from operations                                                        105,526                    93,154
                                                                           -------------------      -------------------
OTHER INCOME, net                                                                   8,563                     4,403
                                                                           -------------------      -------------------
INTEREST EXPENSE                                                                   19,897                    17,993
                                                                           -------------------      -------------------
    Income before provision for income taxes                                       94,192                    79,564
                                                                           -------------------      -------------------
PROVISION FOR INCOME TAXES
    Current                                                                        40,036                    31,405
                                                                           -------------------      -------------------
    Deferred                                                                       (1,263)                    1,499
                                                                           -------------------      -------------------
       Total provision for income taxes                                            38,773                    32,904
                                                                           -------------------      -------------------
NET INCOME                                                                         55,419                    46,660
                                                                           ===================      ===================
NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                  $     9.71                $     8.75
                                                                           ===================      ===================
DIVIDENDS
    Preferred - $.75 per share                                                 $        4                $        4
                                                                           -------------------      -------------------
    Common - $.90 per share                                                         5,187                     4,552
                                                                           -------------------      -------------------
                                                                               $    5,191                $    4,556
                                                                           ===================      ===================

See accompanying Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                      (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999                    1998
                                                                           -------------------      -------------------
CASH FLOWS FROM OPERATIONS

    Net Income                                                                  $  55,419                $  46,660
                                                                           -------------------      -------------------
    Adjustments to reconcile net income
    to cash used by operations:
       Depreciation and amortization                                               19,103                   18,425
                                                                           -------------------      -------------------
       Deferred income taxes                                                       (1,263)                   1,499
                                                                           -------------------      -------------------
       Gain on sale of property                                                      (543)                    (554)
                                                                           -------------------      -------------------
       Changes in assets and liabilities:
          Trade receivables                                                      (109,699)                 (55,619)
                                                                           -------------------      -------------------
          Merchandise inventory                                                  (202,362)                 (62,902)
                                                                           -------------------      -------------------
          Other current assets                                                        749                       62
                                                                           -------------------      -------------------
          Other assets                                                              3,417                    6,493
                                                                           -------------------      -------------------
          Trade accounts payable                                                  167,613                   41,615
                                                                           -------------------      -------------------
          Accrued payroll and benefit costs                                        (7,482)                  (7,801)
                                                                           -------------------      -------------------
          Other accrued liabilities                                                 8,439                    6,541
                                                                           -------------------      -------------------
                                                                                 (122,028)                 (52,241)
                                                                           -------------------      -------------------
    Net cash used by operations                                                   (66,609)                  (5,581)
                                                                           -------------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of property                                               1,094                    1,511
                                                                           -------------------      -------------------
       Capital expenditures for property                                          (20,347)                 (20,025)
                                                                           -------------------      -------------------
    Net cash used by investing activities                                         (19,253)                 (18,514)
                                                                           -------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES

       Net increase (decrease) in notes payable to banks                          147,146                  (56,216)
                                                                           -------------------      -------------------
       Proceeds from long-term debt                                                    --                  140,000
                                                                           -------------------      -------------------
       Repayment of long-term debt                                                (10,739)                 (12,522)
                                                                           -------------------      -------------------
       Principal payments under capital equipment leases                           (3,754)                  (2,855)
                                                                           -------------------      -------------------
       Sale of common stock                                                        14,211                      273
                                                                           -------------------      -------------------
       Purchase of treasury stock                                                  (3,615)                  (4,291)
                                                                           -------------------      -------------------
       Dividends paid                                                             (10,670)                  (9,802)
                                                                           -------------------      -------------------
    Net cash flow provided by financing activities                                132,579                   54,587
                                                                           -------------------      -------------------
NET INCREASE IN CASH                                                               46,717                   30,492
                                                                           -------------------      -------------------
CASH, BEGINNING OF YEAR                                                            20,252                   18,523
                                                                           -------------------      -------------------
CASH, END OF THIRD QUARTER                                                      $  66,969                $  49,015
                                                                           ===================      ===================

See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          ----------------------------------------------------------
                                         FOR THE NINE MONTHS ENDED
                                         -------------------------
                                        SEPTEMBER 30, 1999 AND 1998
                                        ---------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                                               ACCUMULATED
                                                                        COMMON                    OTHER
                                                                         STOCK                   COMPRE-
                                              COMMON     PREFERRED    SUBSCRIBED,   RETAINED     HENSIVE
                                              STOCK        STOCK       UNISSUED     EARNINGS     INCOME      TOTAL
                                             --------    ---------    -----------   --------   -----------  --------
December 31, 1997                            $103,749       $119         $37        $149,226                $253,131
                                                                                                            --------
Net Income                                                                            46,660                  46,660

Currency Translation Adjustments                                                                 $(746)         (746)
                                                                                                            --------
Comprehensive Income                                                                                          45,914
                                                                                                            --------
Stock Issued                                      275                                                            275

Stock Redeemed                                 (4,280)       (11)                                             (4,291)

Advance Payments                                                          (2)                                     (2)

Dividends Declared                                                                    (4,556)                 (4,556)
                                             --------       ----         ---        --------     -----      --------
September 30, 1998                           $ 99,744       $108         $35        $191,330     $(746)     $290,471
                                             ========       ====         ===        ========     =====      ========

                                                                                               ACCUMULATED
                                                                        COMMON                    OTHER
                                                                         STOCK                   COMPRE-
                                              COMMON     PREFERRED    SUBSCRIBED,   RETAINED     HENSIVE
                                              STOCK        STOCK       UNISSUED     EARNINGS     INCOME      TOTAL
                                             --------    ---------    -----------   --------   -----------  --------
December 31, 1998                            $103,690       $108         $ 0        $193,838     $(836)     $296,800
                                                                                                            --------
Net Income                                                                            55,419                  55,419

Currency Translation Adjustments                                                                   467           467
                                                                                                            --------
Comprehensive Income                                                                                          55,886
                                                                                                            --------
Stock Issued                                   14,152                                                         14,152

Stock Redeemed                                 (3,610)        (5)                                             (3,615)

Advance Payments                                                          59                                      59

Dividends Declared                                                                    (5,191)                 (5,191)
                                             --------       ----         ---        --------     -----      --------
September 30, 1999                           $114,232       $103         $59        $244,066     $(369)     $358,091
                                             ========       ====         ===        ========     =====      ========

See accompanying Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                  ------------------------------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)

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

Note 2
------

                                       NINE MONTHS 1999     NINE MONTHS 1998
                                       ----------------     ----------------
Earnings for Nine Months                  $   55,419           $   46,660
                                       ----------------     ----------------
Dividends on Preferred Stock                       4                    4
                                       ----------------     ----------------
Available for Common Stock                $   55,415           $   46,656
                                       ----------------     ----------------
Average Common Shares Outstanding          5,706,372            5,334,197<F*>
                                       ----------------     ----------------
Earnings Per Share                        $     9.71           $     8.75<F*>
                                       ----------------     ----------------

<F*> Restated for the declaration of a 5% stock dividend in 1998. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,080,188.

Note 3
------

    Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 1999 and 1998 was $24,141 and $16,770, respectively.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

    Net sales in the first nine months of 1999 were 13.3% higher than in the first nine months of 1998. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

    Gross margin in the first nine months of 1999 increased $73,636 (14.5%) compared to the first nine months of 1998 primarily due to increased sales in the electrical and communication markets.

    The increase in selling, general and administrative expenses in the first nine months of 1999 compared to the first nine months of 1998 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses. In addition, continued implementation of a companywide customer service and logistics project resulted in higher selling, general and administrative expenses in the first nine months of 1999 compared to the first nine months of 1998 due to increases in the Company's number of facilities and related staffing and start-up expenses. The necessary increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense increased in the first nine months of 1999 compared to the first nine months of 1998 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables.

    Other income in the first nine months of 1999 included $2,911 of service charges for special services provided to one customer and gains on sale of property of $543.

    The combined effect of the increases in gross margin and other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $14,628 in the first nine months of 1999 compared to the same period in 1998.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    The financial condition of the Company continues to be strong. At September 30, 1999, current assets exceeded current liabilities by $444,977, up $44,127 from December 31, 1998. The current assets at September 30, 1999 were sufficient to meet the cash needs required to pay current liabilities. The substantial increases in accounts receivable and merchandise inventory resulted primarily from the growth in sales experienced by the Company.
While the average number of days of sales in accounts receivable has remained relatively stable during 1998 and 1999, inventory turnover has decreased slightly during that same period. The decrease in inventory turnover is due largely to a companywide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This temporary increase in inventory investment is partially offset by a corresponding increase in trade accounts payable. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

    At September 30, 1999, the Company had available to it unused lines of credit amounting to $291,000. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 1999 through September 30 ranged from a minimum of $14,000 to a maximum of $233,000.

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

    The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first nine months of 1999, cash used by operations amounted to $66,609 compared to $5,581 cash used by operations in the first nine months of 1998. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $14,211 in the first nine months of 1999. Additional cash of approximately $146 will be provided in the remainder of 1999 as a result of payments to be made for stock subscribed to by employees under the 1998 Common Stock Purchase Plan.

    Capital expenditures for property for the nine-month periods ended September 30, 1999 and 1998 were $20,347 and $20,025, respectively.
Purchases of treasury stock for the nine-month periods ended September 30, 1999 and 1998 were $3,615 and $4,291, respectively. Dividends paid for the nine-month periods ended September 30, 1999 and 1998 were $10,670 and $9,802, respectively.

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

    The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. Communications will continue with customers and suppliers to identify any potential problems requiring contingency plans. Remediation and testing of the Company's mission critical business systems has been completed, although some additional testing will continue during the fourth quarter 1999. The Year 2000 projects will be funded through operating cash flows and expensed as incurred. The project costs have not had and are not expected to have a material impact on the results of operations.

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

               (3)(ii) By-laws as amended through September 9, 1999.

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


     November 10, 1999                    GRAYBAR ELECTRIC COMPANY, INC.
----------------------------
          (Date)



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