Form 10-K405
period 1999-12-31
GRAYBAR ELECTRIC CO INC
filed 2000-03-28
CIK 205402

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

                 For the fiscal year ended December 31, 1999.
                                           -----------------
                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________.

                        GRAYBAR ELECTRIC COMPANY, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                       NEW YORK                              13-0794380
-------------------------------------------------------------------------------
     (State or other jurisdiction of incorporation         (IRS Employer
                   or organization)                     Identification No.)

     34 North Meramec Avenue, St. Louis, Missouri              63105
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

       Post Office Box 7231, St. Louis, Missouri               63177
-------------------------------------------------------------------------------
                   (Mailing Address)                         (Zip Code)

     Registrant's telephone number, including area code:   (314) 512-9200
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

            Voting Trust Certificates relating to such Shares of Common Stock of the Registrant

            Common Stock outstanding at March 28, 2000  -  5,864,858 Shares

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes (X)    No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 28, 2000, was approximately $117,297,160. Pursuant to a Voting
Trust Agreement, dated as of April 1, 1997, approximately 94% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

    The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

    (1) Annual Report to Shareholders for the fiscal year ended December 31, 1999 - Part II, Items 5-8.

    (2) Information Statement relating to the 2000 Annual Meeting of Shareholders - Part III, Items 10-13.

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

Suppliers
---------

          The Company acts as a distributor of the products of more than 3,000 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.
          During 1999, the Company purchased a significant portion of its products from several major suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
--------------------

          The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.
          On December 31, 1999 and 1998, the Company had orders on hand which totaled approximately $471,557,000 and $252,052,000, respectively. The Company believes that the increase from 1998 to 1999 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 1999 will be filled within the twelve-month period ending December 31, 2000. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing
---------

          The Company sells its products through a network of distributing houses located in 14 geographical districts throughout the United States. In each district the Company maintains a main distributing house and a number of branch distributing houses, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory. In addition, the Company maintains nine (9) zone warehouses with both standard and specialized inventory products so all locations can call upon them for additional items. The Company also has subsidiary operations with distribution facilities located in Puerto Rico, Mexico, Singapore and Canada.

          The distribution facilities operated by the Company are shown in the following table:


  Location of Main           Number of Distributing                                                    Number of
 Distributing House            Houses in District                                                  Distributing Houses
 ------------------            ------------------                                                  -------------------
                                                            Graybar International, Inc.
                                                            ---------------------------
Boston, MA                                       12          Puerto Rico                                            1
Cincinnati, OH                                    9
Dallas, TX                                       29         Graybar Electric (Ontario) Ltd.
Glendale Heights, IL                             16         -------------------------------
Houston, TX                                       1          Canada                                                 6
Minneapolis, MN                                  20
New York, NY                                     14         Graybar Electric Ltd.
Norcross, GA                                     19         ---------------------
Phoenix, AZ                                      28          Canada                                                18
Pittsburgh, PA                                   13
Richmond, VA                                     18         Graybar de Mexico, S.DE R.L. DE C.V.
Seattle, WA                                      23         ------------------------------------
St. Louis, MO                                    17
Tampa, FL                                        22          Mexico City, Mexico                                    1

                                                            Graybar International PTE, Ltd.
                                                            -------------------------------
                                                             Singapore                                              1
Zone Distributing Houses
------------------------
Austell, GA                                       1
Bethlehem, PA                                     1
Cranbury, NJ                                      1
Dallas, TX                                        1
Fresno, CA                                        1
Joliet, IL                                        1
Peoria, IL                                        1
Stafford, TX                                      1
Taunton, MA                                       1


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

          The Company distributes its products to more than 200,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

               CLASS OF CUSTOMERS                                PERCENTAGE OF SALES
               ------------------                                -------------------
                                                             1999        1998        1997
                                                            ------      ------      ------
          Electrical Contractors                             36.7%       38.2%       38.3%
          Industrial Plants                                  22.2        25.5        29.3
          Telecommunication Companies                        30.6        28.7        26.1
          Private and Public Power Utilities                  3.6         3.9         4.6
          Integrated Supply                                   6.0         2.4          --
          Miscellaneous                                        .9         1.3         1.7
                                                            ------      ------      ------
                                                            100.0%      100.0%      100.0%
                                                            ======      ======      ======

          At December 31, 1999, the Company employed approximately 3,200 persons in sales capacities. Approximately 1,500 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Employees
---------

          At December 31, 1999, the Company employed approximately 8,900 persons on a full-time basis. Approximately 170 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.   Properties
-------   ----------

          As of December 31, 1999, the Company operated offices and distribution facilities in 281 locations. Of these, 146 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.
          The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 5,000 square feet to 300,000 square feet, the average being approximately 34,000 square feet.
          As of December 31, 1999, approximately $25.0 million in debt of the Company was secured by mortgages on 17 buildings. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $16.4 million in principal amount remains outstanding. Eight of these facilities are subject to first mortgages securing variable rate notes, of which $1.7 million in principal remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $2.2 million in principal remains outstanding, and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $4.7 million in principal remains outstanding.

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

                                   PART II
                                   -------

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
-------   ---------------------------------------------------------------
          Matters
          -------

          The Company is wholly owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. No shareholder may sell, transfer or otherwise dispose of shares of Common Stock without first offering the Company the option to purchase such shares at the price at which they were issued. The Company also has the option to purchase the Common Stock of any shareholder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.
          The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, (the "1999 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.   Selected Financial Data
-------   -----------------------

          The selected financial data for the Company as of December 31, 1999 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 18 of the 1999 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the 1999 Annual Report and is incorporated herein by reference.

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

                                                                                                                  Fair Market
                                                                                                                     Value
                                 2000         2001        2002       2003         2004     Thereafter    Total     12/31/99
                                 ----         ----        ----       ----         ----     ----------    -----    -----------
Long-term debt principal
payments by expected
maturity dates, including
current portion -
   Fixed rate debt              19,410      23,362      23,806      32,848      32,453     141,981      273,860     294,768
   Average interest rate          6.92%       7.00%       6.98%       6.87%       6.91%       6.88%

   Variable rate debt              949         308         219         185         180         555        2,396       2,396
   Average interest rate          8.43%       8.25%       8.18%       8.15%       8.11%       8.04%

Notes payable to banks-
   Short-term notes            340,604          --          --          --          --          --      340,604     340,604
   Average interest rate          6.76%

          The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities. Fair value of the notes payable to banks approximates the carrying value due to the short-term maturity of the instruments.

          Foreign Exchange Rate Risk
          --------------------------

          The Company conducts business in several foreign countries including Canada, Mexico, Puerto Rico and Singapore. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements."
          Such financial statements specifically referenced from the 1999 Annual Report in such list are incorporated herein by reference. There is no supplementary financial information required by this item which is applicable to the Company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 2000 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

          (a)  Documents filed as part of this report:
               --------------------------------------

                   The following financial statements and Report of
               Independent Auditors are included on the indicated pages in the 1999 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

               1.  Index to Financial Statements
                   -----------------------------

                   (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1999 (page 21).

                   (ii) Consolidated Balance Sheets, as of December 31, 1999 and December 31, 1998 (page 22).

                   (iii) Consolidated Statements of Cash Flows for each of
                         the three years ended December 31, 1999 (page 23).

                   (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1999 (page 24)

                   (v) Notes to Consolidated Financial Statements (pages 25 to 28).

                   (vi)  Report of Independent Auditors (page 29).

               2.  Index to Financial Schedule
                   ---------------------------

               The following schedule for each of the three years ended December 31, 1999, to the financial statements is included on the indicated page in this Annual Report on Form 10-K:

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

                   (ii) By-laws as amended through September 9, 1999 filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (Commission File No. 0-255) and incorporated herein by reference.

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

               (13) Annual Report to Shareholders for 1999 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

               (21)      List of subsidiaries of the Company.

               (23)      Independent Auditors' Consent of Ernst and Young
                         LLP.

               (27) Financial Data Schedule (submitted in EDGAR format only).

          (b)  Reports on Form 8-K:
               -------------------

               No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1999.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2000.

                                  GRAYBAR ELECTRIC COMPANY, INC.



                                  By          /S/ C. L. HALL
                                     -------------------------------------
                                          (C. L. Hall, President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 28, 2000.



 /S/ C. L. HALL                                 Director and President
 ------------------------------------           (Principal Executive Officer
 (C. L. Hall)                                   and Principal Financial
                                                Officer)


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


 /S/ C. R. UDELL                                Director
 ------------------------------------
 (C. R. Udell)


 /S/ J. F. VAN PELT                             Director
 ------------------------------------
 (J. F. Van Pelt)


 /S/ J. W. WOLF                                 Director
 ------------------------------------
 (J. W. Wolf)

                                   GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                   -----------------------------------------------

                                   SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                   ---------------------------------------------

                  Column A                       Column B         Column C        Column D           Column E
                  --------                       --------         --------        --------           --------

                                                 Balance at        Additions                          Balance
                                                 Beginning        Charged to                          at End
             Description                         of Period          Income       Deductions           of Period
             -----------                         ---------        ----------     ----------           ---------
FOR THE YEAR ENDED DECEMBER 31, 1999:
   Reserve deducted from assets to
       which it applies-
       Allowance for doubtful accounts           $ 4,135,000    $ 4,090,000    $ 3,204,000 <F1>     $ 5,021,000
       Allowance for cash discounts                  648,000     11,525,000     11,465,000 <F2>         708,000
                                                 -----------    -----------    -----------          -----------

                  Total                          $ 4,783,000    $15,615,000    $14,669,000          $ 5,729,000
                                                 ===========    ===========    ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 1998:
   Reserve deducted from assets to
       which it applies-
       Allowance for doubtful accounts           $ 3,962,000    $ 2,331,000    $ 2,158,000 <F1>     $ 4,135,000
       Allowance for cash discounts                  665,000     11,855,000     11,872,000 <F2>         648,000
                                                 -----------    -----------    -----------          -----------

                  Total                          $ 4,627,000    $14,186,000    $14,030,000          $ 4,783,000
                                                 ===========    ===========    ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 1997:
   Reserve deducted from assets to
       which it applies-
       Allowance for doubtful accounts           $ 3,901,000    $ 2,196,000    $ 2,135,000 <F1>     $ 3,962,000
       Allowance for cash discounts                  582,000     10,557,000     10,474,000 <F2>         665,000
                                                 -----------    -----------    -----------          -----------

                  Total                          $ 4,483,000    $12,753,000    $12,609,000          $ 4,627,000
                                                 ===========    ===========    ===========          ===========

<F1>  Amount of trade receivables written off against the reserve provided.
<F2>  Discounts allowed to customers.

                                      14

                              INDEX TO EXHIBITS
                              -----------------

                                   Exhibits
                                   --------
               (3) Articles of incorporation and by-laws.

                   (i)   Restated Certificate of Incorporation, as amended,
                   filed as Exhibit 4(i) to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-15761).              <F*>

                   (ii)  By-laws as amended through September 9, 1999 filed
                   as Exhibit 3(ii) to the Company's Quarterly Report on Form
                   10-Q for the period ended September 30, 1999 (Commission
                   File No. 0-255)                                                  <F*>


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

            (13) Annual Report to Shareholders for 1999 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

            (21)   List of subsidiaries of the Company.

            (23)   Independent Auditors' Consent of Ernst and Young LLP.

            (27)   Financial Data Schedule (submitted in EDGAR format only).


                                      ______________

                   <F*>Incorporated by reference in this Annual Report on Form 10-K.