Form 10-Q
period 2000-03-31
GRAYBAR ELECTRIC CO INC
filed 2000-05-12
CIK 205402

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

       For the quarterly period ended            March 31, 2000
                                      -----------------------------------

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____________to_____________


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


                              YES   X     NO
                                  -----      -----


 Common Stock Outstanding at April 30, 2000:       5,836,089
                                             ----------------------
                                               (Number of Shares)

                                                         PART I
                                                         ------

                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)


                                                                        MARCH 31, 2000               DECEMBER 31, 1999
                                                                     --------------------          ---------------------
CURRENT ASSETS
   Cash                                                                   $   53,622                    $   16,750
                                                                     --------------------          ---------------------
   Trade receivables                                                         663,481                       588,631
                                                                     --------------------          ---------------------
   Merchandise inventory                                                     740,584                       843,061
                                                                     --------------------          ---------------------
   Other current assets                                                        3,727                         6,524
                                                                     --------------------          ---------------------
      Total current assets                                                 1,461,414                     1,454,966
                                                                     --------------------          ---------------------

PROPERTY

   Land                                                                       22,043                        21,997
                                                                     --------------------          ---------------------
   Buildings and permanent fixtures                                          330,871                       321,332
                                                                     --------------------          ---------------------
   Capital equipment leases                                                   26,162                        31,525
                                                                     --------------------          ---------------------
   Less-Accumulated depreciation                                             162,105                       161,948
                                                                     --------------------          ---------------------
      Net property                                                           216,971                       212,906
                                                                     --------------------          ---------------------

DEFERRED FEDERAL INCOME TAXES                                                  9,268                         9,004
                                                                     --------------------          ---------------------

OTHER ASSETS                                                                  27,695                        27,920
                                                                     --------------------          ---------------------

                                                                          $1,715,348                    $1,704,796
                                                                     ====================          =====================

CURRENT LIABILITIES

   Notes payable to banks                                                 $  347,320                    $  340,604
                                                                     --------------------          ---------------------
   Current portion of long-term debt                                          19,401                        20,359
                                                                     --------------------          ---------------------
   Trade accounts payable                                                    514,103                       523,677
                                                                     --------------------          ---------------------
   Income taxes                                                               19,761                            --
                                                                     --------------------          ---------------------
   Other accrued taxes                                                        13,787                        13,552
                                                                     --------------------          ---------------------
   Accrued payroll and benefit costs                                          24,539                        50,107
                                                                     --------------------          ---------------------
   Dividends payable                                                              --                         6,256
                                                                     --------------------          ---------------------
   Other payables and accruals                                                67,343                        56,973
                                                                     --------------------          ---------------------
      Total current liabilities                                            1,006,254                     1,011,528
                                                                     --------------------          ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                             77,708                        77,708
                                                                     --------------------          ---------------------

LONG TERM DEBT                                                               253,982                       255,897
                                                                     --------------------          ---------------------

                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                             MARCH 31, 2000          DECEMBER 31, 1999
                                                                             --------------          -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                       SHARES
                                                       ------
                                               2000            1999
                                               ----            ----
Issued to shareholders                          3,412             3,412
                                          -------------    --------------
In treasury, at cost                             (259)               --
                                          -------------    --------------
Outstanding                                     3,153             3,412                63                       68
                                          -------------    --------------    --------------           --------------
   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                       SHARES
                                                       ------
                                               2000            1999
                                               ----            ----
Issued to voting trustees                   5,599,029         5,587,485
                                          -------------    --------------
Issued to shareholders                        338,125           337,757
                                          -------------    --------------
In treasury, at cost                          (77,086)          (11,729)
                                          -------------    --------------
Outstanding                                 5,860,068         5,913,513           117,201                  118,270
                                          -------------    --------------    --------------           --------------
Advance payments on
subscriptions to common stock                                                          50                       56
                                                                             --------------           --------------
Retained earnings                                                                 260,297                  241,473
                                                                             --------------           --------------
Accumulated other comprehensive income                                               (207)                    (204)
                                                                             --------------           --------------
      TOTAL SHAREHOLDERS' EQUITY                                                  377,404                  359,663
                                                                             --------------           --------------
                                                                               $1,715,348               $1,704,796
                                                                             ==============           ==============

See accompanying Notes to Consolidated Financial Statements

                                           CONSOLIDATED STATEMENTS OF INCOME
                                           ---------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                           QUARTER ENDED
                                                                             MARCH 31, 2000           MARCH 31, 1999
                                                                           ------------------       ------------------
GROSS SALES, net of returns and allowances                                     $1,248,319                $988,470
                                                                           ------------------       ------------------
   Less - Cash discounts                                                            3,010                   2,520
                                                                           ------------------       ------------------

NET SALES                                                                       1,245,309                 985,950
                                                                           ------------------       ------------------

COST OF MERCHANDISE SOLD                                                        1,024,992                 812,131
                                                                           ------------------       ------------------

   Gross margin                                                                   220,317                 173,819
                                                                           ------------------       ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      170,479                 142,441
                                                                           ------------------       ------------------

DEPRECIATION AND AMORTIZATION                                                       7,018                   6,310
                                                                           ------------------       ------------------

   Income from operations                                                          42,820                  25,068
                                                                           ------------------       ------------------

OTHER INCOME, net                                                                   3,248                   3,815
                                                                           ------------------       ------------------

INTEREST EXPENSE                                                                   11,058                   5,790
                                                                           ------------------       ------------------

   Income before provision for income taxes                                        35,010                  23,093
                                                                           ------------------       ------------------
PROVISION FOR INCOME TAXES
   Current                                                                         14,689                   9,885
                                                                           ------------------       ------------------
   Deferred                                                                          (264)                   (320)
                                                                           ------------------       ------------------
      Total provision for income taxes                                             14,425                   9,565
                                                                           ------------------       ------------------

NET INCOME                                                                     $   20,585                $ 13,528
                                                                           ==================       ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                  $     3.50                $   2.28
                                                                           ==================       ==================
DIVIDENDS
   Preferred - $.25 per share                                                  $        1                $      1
                                                                           ------------------       ------------------
   Common - $.30 per share                                                          1,760                   1,745
                                                                           ------------------       ------------------
                                                                               $    1,761                $  1,746
                                                                           ==================       ==================



See accompanying Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   2000                    1999
                                                                              --------------          --------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                    $ 20,585                $ 13,528
                                                                              --------------          --------------
   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                                 7,018                   6,310
                                                                              --------------          --------------
      Deferred income taxes                                                          (264)                   (320)
                                                                              --------------          --------------
      Gain on sale of property                                                         --                      --
                                                                              --------------          --------------
      Changes in assets and liabilities:
         Trade receivables                                                        (74,850)                (54,719)
                                                                              --------------          --------------
         Merchandise inventory                                                    102,477                 (83,100)
                                                                              --------------          --------------
         Other current assets                                                       2,797                   1,226
                                                                              --------------          --------------
         Other assets                                                                 225                     136
                                                                              --------------          --------------
         Trade accounts payable                                                    (9,574)                104,507
                                                                              --------------          --------------
         Accrued payroll and benefit costs                                        (25,568)                (23,971)
                                                                              --------------          --------------
         Other accrued liabilities                                                 30,363                     127
                                                                              --------------          --------------
                                                                                   32,624                 (49,804)
                                                                              --------------          --------------

   Net cash provided (used) by operations                                          53,209                 (36,276)
                                                                              --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                   26                      39
                                                                              --------------          --------------
      Capital expenditures for property                                           (11,109)                 (6,903)
                                                                              --------------          --------------

   Net cash used by investing activities                                          (11,083)                 (6,864)
                                                                              --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                                        6,716                  66,923
                                                                              --------------          --------------
      Proceeds from long-term debt                                                     --                      --
                                                                              --------------          --------------
      Repayment of long-term debt                                                  (1,850)                 (2,619)
                                                                              --------------          --------------
      Principal payments under capital equipment leases                            (1,023)                 (1,791)
                                                                              --------------          --------------
      Sale of common stock                                                            232                  13,849
                                                                              --------------          --------------
      Purchase of treasury stock                                                   (1,312)                 (1,290)
                                                                              --------------          --------------
      Dividends paid                                                               (8,017)                 (7,225)
                                                                              --------------          --------------

   Net cash flow provided (used) by financing activities                           (5,254)                 67,847
                                                                              --------------          --------------

NET INCREASE IN CASH                                                               36,872                  24,707
                                                                              --------------          --------------

CASH, BEGINNING OF YEAR                                                            16,750                  20,252
                                                                              --------------          --------------

CASH, END OF FIRST QUARTER                                                       $ 53,622                $ 44,959
                                                                              ==============          ==============


See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                 FOR THE QUARTERS ENDED
                                                 ----------------------
                                                MARCH 31, 2000 AND 1999
                                                -----------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                             ACCUMULATED
                                                                   COMMON                       OTHER
                                                                    STOCK                      COMPRE-
                                    COMMON       PREFERRED       SUBSCRIBED,    RETAINED       HENSIVE
                                    STOCK          STOCK          UNISSUED      EARNINGS        INCOME         TOTAL
                                  ----------    -----------      -----------    --------     -----------     ----------
December 31, 1998                  $103,690       $    108        $     0       $193,838      $    (836)      $296,800
                                                                                                             ----------
Net Income                                                                        13,528                        13,528

Currency Translation Adjustments                                                                    157            157
                                                                                                             ----------

Comprehensive Income                                                                                            13,685
                                                                                                             ----------

Stock Issued                         13,788                                                                     13,788

Stock Redeemed                       (1,285)            (5)                                                     (1,290)

Advance Payments                                                       61                                           61

Dividends Declared                                                                (1,746)                       (1,746)
                                  -----------   -----------      -----------   ----------    ------------    ----------

March 31, 1999                     $116,193       $    103        $    61       $205,620      $    (679)      $321,298
                                  ===========   ===========      ===========   ==========    ============    ==========

                                                                                             ACCUMULATED
                                                                   COMMON                       OTHER
                                                                    STOCK                      COMPRE-
                                    COMMON       PREFERRED       SUBSCRIBED,    RETAINED       HENSIVE
                                    STOCK          STOCK          UNISSUED      EARNINGS        INCOME         TOTAL
                                  ----------    -----------      -----------    --------     -----------     ----------
December 31, 1999                  $118,270       $     68        $    56       $241,473      $    (204)      $359,663
                                                                                                             ----------

Net Income                                                                        20,585                        20,585

Currency Translation Adjustments                                                                     (3)            (3)
                                                                                                             ----------

Comprehensive Income                                                                                            20,582
                                                                                                             ----------

Stock Issued                            238                                                                        238

Stock Redeemed                       (1,307)            (5)                                                     (1,312)

Advance Payments                                                       (6)                                          (6)

Dividends Declared                                                                (1,761)                       (1,761)
                                  -----------   -----------      -----------   ----------    ------------    ----------

March 31, 2000                     $117,201       $     63        $    50       $260,297      $    (207)      $377,404
                                  ===========   ===========      ===========   ==========    ============    ==========


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

Note 2
------


                                          THREE MONTHS 2000           THREE MONTHS 1999
                                        ---------------------       ---------------------
   Earnings for Three Months                $   20,585                    $   13,528
                                        ---------------------       ---------------------
   Dividends on Preferred Stock                      1                             1
                                        ---------------------       ---------------------
   Available for Common Stock               $   20,584                    $   13,527
                                        ---------------------       ---------------------
   Average Common Shares Outstanding         5,883,674                     5,923,037<F*>
                                        ---------------------       ---------------------
   Earnings Per Share                       $     3.50                    $     2.28<F*>
                                        ---------------------       ---------------------

<F*>  Restated for the declaration of a 5% stock dividend in 1999. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,640,988.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
---------------------

    Net sales in the first three months of 2000 were 26.3% higher than in the first three months of 1999. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

    Gross margin in the first three months of 2000 increased 26.8% compared to the first three months of 1999 primarily due to increased sales in the electrical and communication markets.

    The increase in selling, general and administrative expenses in the first three months of 2000 compared to the first three months of 1999 occurred largely because of growth in personnel complement and increases in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 1999 and 2000 resulted in higher selling, general and administrative expenses in the first three months of 2000 compared to the first three months of 1999 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense increased in the first three months of 2000 compared to the first three months of 1999 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 2000 short-term borrowings have been higher than for the same period in 1999.

    Other income includes service charges for special services provided to one customer of $1,290 and $1,000 in the first three months of 2000 and 1999, respectively.

    The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $11,917 in the first three months of 2000 compared to the same period in 1999.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
                       (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The financial condition of the Company continues to be strong. At March 31, 2000, current assets exceeded current liabilities by $455,160, up $11,722 from December 31, 1999. The current assets at March 31, 2000 were sufficient to meet the cash needs required to pay current liabilities. The substantial increase in accounts receivable resulted primarily from the growth in sales experienced by the Company. While the average number of days of sales in accounts receivable has remained relatively stable during 1999 and 2000, inventory turnover has decreased during that same period. The decrease in inventory turnover is due largely to a companywide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service, reduce overall costs and reduce inventory as a percentage of sales, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This transition to the new customer service and logistics system is planned to be complete by mid-year 2001. Merchandise inventory decreased during the first quarter 2000 when compared to December 31, 1999 inventory levels. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

     At March 31, 2000, the Company had available to it unused lines of credit amounting to $155,964. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 2000 through March 31 ranged from a minimum of $304,000 to a maximum of $426,000.

     The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 2000, cash provided by operations amounted to $53,209 compared to $36,276 cash used by operations in the first three months of 1999. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $232 in the first three months of 2000.

     Capital expenditures for property for the three-month periods ended March 31, 2000 and 1999 were $11,109 and $6,903, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2000 and 1999 were $1,312 and $1,290, respectively. Dividends paid for the three-month periods ended March 31, 2000 and 1999 were $8,017 and $7,225, respectively.

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


   May 12, 2000                  GRAYBAR ELECTRIC COMPANY, INC.
-------------------
      (Date)


                                         /S/ C. L. HALL
                                  ---------------------------------
                                            C. L. HALL
                                            PRESIDENT


                                        /S/ J. H. KIPPER
                                  ---------------------------------
                                           J. H. KIPPER
                                          VICE PRESIDENT
                                         AND COMPTROLLER