Form 10-Q
period 2000-06-30
GRAYBAR ELECTRIC CO INC
filed 2000-08-10
CIK 205402

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

     For the quarterly period ended      June 30, 2000
                                    -------------------------
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


                            YES   X      NO
                                -----       -----


    Common Stock Outstanding at July 31, 2000:         5,792,930
                                                ------------------------
                                                   (Number of Shares)

                                                PART I
                                                ------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                 JUNE 30, 2000           DECEMBER 31, 1999
                                                              -------------------      ---------------------
CURRENT ASSETS
   Cash                                                           $   69,794                $   16,750
                                                              -------------------      ---------------------
   Trade receivables                                                 701,622                   588,631
                                                              -------------------      ---------------------
   Merchandise inventory                                             714,352                   843,061
                                                              -------------------      ---------------------
   Other current assets                                                4,370                     6,524
                                                              -------------------      ---------------------
      Total current assets                                         1,490,138                 1,454,966
                                                              -------------------      ---------------------
PROPERTY

   Land                                                               22,044                    21,997
                                                              -------------------      ---------------------
   Buildings and permanent fixtures                                  338,186                   321,332
                                                              -------------------      ---------------------
   Capital equipment leases                                           20,380                    31,525
                                                              -------------------      ---------------------
   Less-Accumulated depreciation                                     158,047                   161,948
                                                              -------------------      ---------------------
      Net property                                                   222,563                   212,906
                                                              -------------------      ---------------------

DEFERRED FEDERAL INCOME TAXES                                         10,203                     9,004
                                                              -------------------      ---------------------

OTHER ASSETS                                                          29,502                    27,920
                                                              -------------------      ---------------------

                                                                  $1,752,406                $1,704,796
                                                              ===================      =====================
CURRENT LIABILITIES

   Notes payable to banks                                         $  403,310                $  340,604
                                                              -------------------      ---------------------
   Current portion of long-term debt                                  20,817                    20,359
                                                              -------------------      ---------------------
   Trade accounts payable                                            510,392                   523,677
                                                              -------------------      ---------------------
   Income taxes                                                       10,969                        --
                                                              -------------------      ---------------------
   Other accrued taxes                                                13,640                    13,552
                                                              -------------------      ---------------------
   Accrued payroll and benefit costs                                  35,342                    50,107
                                                              -------------------      ---------------------
   Dividends payable                                                       0                     6,256
                                                              -------------------      ---------------------
   Other payables and accruals                                        46,076                    56,973
                                                              -------------------      ---------------------
      Total current liabilities                                    1,040,546                 1,011,528
                                                              -------------------      ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                     77,708                    77,708
                                                              -------------------      ---------------------

LONG TERM DEBT                                                       242,475                   255,897
                                                              -------------------      ---------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                                 JUNE 30, 2000           DECEMBER 31, 1999
                                                                              -------------------      ---------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                      SHARES
                                                      ------
                                              2000                1999
                                              ----                ----
Issued to shareholders                        3,412               3,412
                                        -------------         -----------
In treasury, at cost                           (354)                 --
                                        -------------         -----------
Outstanding                                   3,058               3,412                     61                         68
                                        -------------         -----------     -------------------      ---------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                      SHARES
                                                      ------
                                              2000                1999
                                              ----                ----
Issued to voting trustees                 5,627,908           5,587,485
                                        -------------         -----------
Issued to shareholders                      338,865             337,757
                                        -------------         -----------
In treasury, at cost                       (150,734)            (11,729)
                                        -------------         -----------
Outstanding                               5,816,039           5,913,513                116,321                    118,270
                                        -------------         -----------     -------------------      ---------------------

Advance payments on
subscriptions to common
stock                                                                                       48                         56
                                                                              -------------------      ---------------------

Retained earnings                                                                      275,817                    241,473
                                                                              -------------------      ---------------------
Accumulated other comprehensive
   income                                                                                 (570)                      (204)
                                                                              -------------------      ---------------------

   TOTAL SHAREHOLDERS' EQUITY                                                          391,677                    359,663
                                                                              -------------------      ---------------------

                                                                                    $1,752,406                 $1,704,796
                                                                              ===================      =====================


See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                          QUARTER ENDED
                                                                 JUNE 30, 2000     JUNE 30, 1999
                                                                ---------------   ---------------
GROSS SALES, net of returns and allowances                       $1,295,918        $1,042,035
                                                                ---------------   ---------------
   Less - Cash discounts                                              3,524             2,728
                                                                ---------------   ---------------

NET SALES                                                         1,292,394         1,039,307
                                                                ---------------   ---------------

COST OF MERCHANDISE SOLD                                          1,059,211           848,057
                                                                ---------------   ---------------

   Gross margin                                                     233,183           191,250
                                                                ---------------   ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        186,815           150,768
                                                                ---------------   ---------------

DEPRECIATION AND AMORTIZATION                                         7,168             6,243
                                                                ---------------   ---------------

   Income from operations                                            39,200            34,239
                                                                ---------------   ---------------

OTHER INCOME, net                                                     1,064             2,870
                                                                ---------------   ---------------

INTEREST EXPENSE                                                     11,464             6,806
                                                                ---------------   ---------------

   Income before provision for income taxes                          28,800            30,303
                                                                ---------------   ---------------

PROVISION FOR INCOME TAXES
   Current                                                           12,465            12,946
                                                                ---------------   ---------------
   Deferred                                                            (935)             (467)
                                                                ---------------   ---------------
      Total provision for income taxes                               11,530            12,479
                                                                ---------------   ---------------

NET INCOME                                                           17,270            17,824
                                                                ===============   ===============

NET INCOME PER SHARE OF COMMON STOCK                             $     2.96        $     2.94<F*>
                                                                ===============   ===============

DIVIDENDS
   Preferred - $.25 per share                                    $        1        $        1
                                                                ---------------   ---------------
   Common - $.30 per share                                            1,749             1,727
                                                                ---------------   ---------------
                                                                 $    1,750        $    1,728
                                                                ===============   ===============

<F*>Restated for the declaration of a 5% stock dividend in 1999.

See accompanying Notes to Consolidated Financial Statements.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                         SIX MONTHS ENDED
                                                                 JUNE 30, 2000     JUNE 30, 1999
                                                                ---------------   ---------------
GROSS SALES, net of returns and allowances                       $2,544,237        $2,030,505
                                                                ---------------   ---------------
   Less - Cash discounts                                              6,534             5,248
                                                                ---------------   ---------------

NET SALES                                                         2,537,703         2,025,257
                                                                ---------------   ---------------

COST OF MERCHANDISE SOLD                                          2,084,203         1,660,188
                                                                ---------------   ---------------

   Gross margin                                                     453,500           365,069
                                                                ---------------   ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        357,294           293,209
                                                                ---------------   ---------------

DEPRECIATION AND AMORTIZATION                                        14,186            12,553
                                                                ---------------   ---------------

   Income from operations                                            82,020            59,307
                                                                ---------------   ---------------

OTHER INCOME, net                                                     4,312             6,685
                                                                ---------------   ---------------

INTEREST EXPENSE                                                     22,522            12,596
                                                                ---------------   ---------------

   Income before provision for income taxes                          63,810            53,396
                                                                ---------------   ---------------
PROVISION FOR INCOME TAXES
   Current                                                           27,154            22,831
                                                                ---------------   ---------------
   Deferred                                                          (1,199)             (787)
                                                                ---------------   ---------------
      Total provision for income taxes                               25,955            22,044
                                                                ---------------   ---------------

NET INCOME                                                           37,855            31,352
                                                                ===============   ===============

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                    $     6.46        $     5.24
                                                                ===============   ===============
DIVIDENDS
   Preferred - $.50 per share                                    $        2        $        3
                                                                ---------------   ---------------
   Common - $.60 per share                                            3,509             3,472
                                                                ---------------   ---------------
                                                                 $    3,511        $    3,475
                                                                ===============   ===============


See accompanying Notes to Consolidated Financial Statements

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                    (Dollars Stated in Thousands)
                                (Except for Share and Per Share Data)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      2000              1999
                                                                 -------------     -------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                     $  37,855         $  31,352
                                                                 -------------     -------------
   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                                  14,186            12,553
                                                                 -------------     -------------
      Deferred income taxes                                          (1,199)             (787)
                                                                 -------------     -------------
      Gain on sale of property                                           --              (543)
                                                                 -------------     -------------
      Changes in assets and liabilities:
         Trade receivables                                         (112,991)          (59,118)
                                                                 -------------     -------------
         Merchandise inventory                                      128,709          (116,810)
                                                                 -------------     -------------
         Other current assets                                         2,154              (562)
                                                                 -------------     -------------
         Other assets                                                (1,582)            2,387
                                                                 -------------     -------------
         Trade accounts payable                                     (13,285)           84,838
                                                                 -------------     -------------
         Accrued payroll and benefit costs                          (14,765)          (17,264)
                                                                 -------------     -------------
         Other accrued liabilities                                     (206)           (4,597)
                                                                 -------------     -------------
                                                                      1,021           (99,903)
                                                                 -------------     -------------

   Net cash provided (used) by operations                            38,876           (68,551)
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                    110             1,007
                                                                 -------------     -------------
      Capital expenditures for property                             (20,199)          (11,943)
                                                                 -------------     -------------

   Net cash used by investing activities                            (20,089)          (10,936)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks                         62,706           128,631
                                                                 -------------     -------------
      Proceeds from long-term debt                                       --                --
                                                                 -------------     -------------
      Repayment of long-term debt                                   (14,945)           (9,489)
                                                                 -------------     -------------
      Principal payments under capital equipment leases              (1,773)           (2,655)
                                                                 -------------     -------------
      Sale of common stock                                              823            14,049
                                                                 -------------     -------------
      Purchase of treasury stock                                     (2,787)           (2,682)
                                                                 -------------     -------------
      Dividends paid                                                 (9,767)           (8,954)
                                                                 -------------     -------------

   Net cash flow provided by financing activities                    34,257           118,900
                                                                 -------------     -------------

NET INCREASE IN CASH                                                 53,044            39,413
                                                                 -------------     -------------

CASH, BEGINNING OF YEAR                                              16,750            20,252
                                                                 -------------     -------------

CASH, END OF SECOND QUARTER                                       $  69,794         $  59,665
                                                                 =============     =============

See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                FOR THE SIX MONTHS ENDED
                                                ------------------------
                                                 JUNE 30, 2000 AND 1999
                                                 ----------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                             ACCUMULATED
                                                                   COMMON                       OTHER
                                                                    STOCK                      COMPRE-
                                    COMMON       PREFERRED       SUBSCRIBED,    RETAINED       HENSIVE
                                    STOCK          STOCK          UNISSUED      EARNINGS        INCOME         TOTAL
                                  ----------    -----------      -----------    --------     -----------     ----------
December 31, 1998                  $103,690       $   108         $     0       $193,838      $   (836)       $296,800
                                                                                                              --------
Net Income                                                                        31,352                        31,352

Currency Translation Adjustments                                                                   393             393
                                                                                                              --------
Comprehensive Income                                                                                            31,745
                                                                                                              --------
Stock Issued                         13,989                                                                     13,989

Stock Redeemed                       (2,677)           (5)                                                      (2,682)

Advance Payments                                                       60                                           60

Dividends Declared                                                                (3,475)                       (3,475)
                                   --------       -------         -------       --------      --------        --------
June 30, 1999                      $115,002       $   103         $    60       $221,715      $   (443)       $336,437
                                   ========       =======         =======       ========      ========        ========

                                                                                             ACCUMULATED
                                                                   COMMON                       OTHER
                                                                    STOCK                      COMPRE-
                                    COMMON       PREFERRED       SUBSCRIBED,    RETAINED       HENSIVE
                                    STOCK          STOCK          UNISSUED      EARNINGS        INCOME         TOTAL
                                  ----------    -----------      -----------    --------     -----------      --------
December 31, 1999                  $118,270       $    68         $    56       $241,473      $   (204)       $359,663
                                                                                                              --------
Net Income                                                                        37,855                        37,855

Currency Translation Adjustments                                                                  (366)           (366)
                                                                                                              --------

Comprehensive Income                                                                                            37,489
                                                                                                              --------

Stock Issued                            831                                                                        831

Stock Redeemed                       (2,780)           (7)                                                      (2,787)

Advance Payments                                                       (8)                                          (8)

Dividends Declared                                                                (3,511)                       (3,511)
                                   --------       -------         -------       --------      --------        --------

June 30, 2000                      $116,321       $    61         $    48       $275,817      $   (570)       $391,677
                                   ========       =======         =======       ========      ========        ========

See accompanying Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)


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

Note 2
------

                                        SIX MONTHS 2000     SIX MONTHS 1999
                                       -----------------   -----------------
    Earnings for Six Months              $   37,855          $   31,352
                                       -----------------   -----------------

    Dividends on Preferred Stock                  2                   3
                                       -----------------   -----------------

    Available for Common Stock           $   37,853          $   31,349
                                       -----------------   -----------------

    Average Common Shares Outstanding     5,857,977           5,984,258<F*>
                                       -----------------   -----------------

    Earnings Per Share                   $     6.46          $     5.24<F*>
                                       -----------------   -----------------

  <F*> Restated for the declaration of a 5% stock dividend in 1999. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,699,293.

Note 3
------

    Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2000 and 1999 was $16,907 and $18,060, respectively.

Note 4
------

    The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. The Company has $100 million available for additional borrowing under the program at June 30, 2000, subject to eligible trade accounts receivable. There have been no borrowings under the securitization program through June 30, 2000.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
---------------------

    Net sales in the first six months of 2000 were 25.3% higher than in the first six months of 1999. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

    Gross margin in the first six months of 2000 increased 24.2% compared to the first six months of 1999 primarily due to increased sales in the electrical and communication markets.

    The increase in selling, general and administrative expenses in the first six months of 2000 compared to the first six months of 1999 occurred largely because of growth in personnel complement and increases in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 1999 and 2000 resulted in higher selling, general and administrative expenses in the first six months of 2000 compared to the first six months of 1999 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense increased in the first six months of 2000 compared to the first six months of 1999 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 2000 short-term borrowings have been higher than for the same period in 1999.

    Other income includes service charges for special services provided to one customer of $2,380 and $2,000 in the first six months of 2000 and 1999, respectively.

    The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $10,414 in the first six months of 2000 compared to the same period in 1999.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    The financial condition of the Company continues to be strong. At June 30, 2000, current assets exceeded current liabilities by $449,592, up $6,154 from December 31, 1999. The current assets at June 30, 2000 were sufficient to meet the cash needs required to pay current liabilities. The substantial increase in accounts receivable resulted primarily from the growth in sales experienced by the Company. While the average number of days of sales in accounts receivable has remained relatively stable during 1999 and 2000, inventory turnover has decreased during that same period. The decrease in inventory turnover is due largely to a company-wide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This transition to the new customer service and logistics system is planned to be complete by mid-year 2001. Merchandise inventory decreased during the first six months of 2000 when compared to December 31, 1999 inventory levels. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

    At June 30, 2000, the Company had available to it unused lines of credit amounting to $201,681. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 2000 through June 30 ranged from a minimum of $304,000 to a maximum of $426,000.

    The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first six months of 2000, cash provided by operations amounted to $38,876 compared to $68,551 cash used by operations in the first six months of 1999. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $823 in the first six months of 2000.

    Capital expenditures for property for the six-month periods ended June 30, 2000 and 1999 were $20,199 and $11,943, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2000 and 1999 were $2,787 and $2,682, respectively. Dividends paid for the six-month periods ended June 30, 2000 and 1999 were $9,767 and $8,954, respectively.

                         PART II:   OTHER INFORMATION
                         ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

             The annual meeting of shareholders occurred on June 8, 2000. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,502,174 votes, no negative votes were cast.

           1.   R. A. Cole
           2.   T. F. Dowd
           3.   T. S. Gurganous
           4.   C. L. Hall
           5.   R. H. Haney
           6.   G. W. Harper
           7.   J. H. Hinshaw
           8.   G. D. Hodges
           9.   J. C. Loff
          10.   G. J. McCrea
          11.   R. D. Offenbacher
          12.   R. A. Reynolds, Jr.
          13.   C. R. Udell
          14.   J. F. Van Pelt

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


    August 10, 2000                       GRAYBAR ELECTRIC COMPANY, INC.
------------------------
         (Date)



                                            /s/ R. A. REYNOLDS, JR.
                                         ------------------------------
                                                R. A. REYNOLDS, JR.
                                                     PRESIDENT



                                               /s/ J. H. KIPPER
                                         ------------------------------
                                                   J. H. KIPPER
                                                  VICE PRESIDENT
                                                  AND COMPTROLLER