Form 10-Q
period 2000-09-30
GRAYBAR ELECTRIC CO INC
filed 2000-11-13
CIK 205402

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

      For the quarterly period ended            September 30, 2000
                                          -------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________


                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 NEW YORK                                13 - 0794380
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO               63105
      ----------------------------------------            ----------
      (Address of principal executive offices)            (Zip Code)


      POST OFFICE BOX 7231, ST. LOUIS, MO                    63177
      -----------------------------------                 ----------
               (Mailing Address)                          (Zip Code)


      Registrant's telephone number, including area code: (314) 512 - 9200
                                                          ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES    X        NO
                                    -----         -----


      Common Stock Outstanding at October 31, 2000:       5,751,135
                                                      ------------------
                                                      (Number of Shares)

                                           PART I
                                           ------

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)


                                                   SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                   ------------------      ------------------
CURRENT ASSETS

   Cash                                                $   68,924              $   16,750
                                                   ------------------      ------------------
   Trade receivables                                      741,527                 588,631
                                                   ------------------      ------------------
   Merchandise inventory                                  965,432                 843,061
                                                   ------------------      ------------------
   Other current assets                                     7,577                   6,524
                                                   ------------------      ------------------
      Total current assets                              1,783,460               1,454,966
                                                   ------------------      ------------------
PROPERTY

   Land                                                    23,224                  21,997
                                                   ------------------      ------------------
   Buildings and permanent fixtures                       353,713                 321,332
                                                   ------------------      ------------------
   Capital equipment leases                                20,380                  31,525
                                                   ------------------      ------------------
   Less-Accumulated depreciation                          163,445                 161,948
                                                   ------------------      ------------------
      Net property                                        233,872                 212,906
                                                   ------------------      ------------------
DEFERRED FEDERAL INCOME TAXES                              10,816                   9,004
                                                   ------------------      ------------------
OTHER ASSETS                                               29,356                  27,920
                                                   ------------------      ------------------
                                                       $2,057,504              $1,704,796
                                                   ==================      ==================
CURRENT LIABILITIES

   Notes payable to banks                                $441,042                $340,604
                                                   ------------------      ------------------
   Current portion of long-term debt                       20,980                  20,359
                                                   ------------------      ------------------
   Trade accounts payable                                 732,793                 523,677
                                                   ------------------      ------------------
   Income taxes                                            12,635                      --
                                                   ------------------      ------------------
   Other accrued taxes                                     16,086                  13,552
                                                   ------------------      ------------------
   Accrued payroll and benefit costs                       46,500                  50,107
                                                   ------------------      ------------------
   Dividends payable                                           --                   6,256
                                                   ------------------      ------------------
   Other payables and accruals                             61,211                  56,973
                                                   ------------------      ------------------
      Total current liabilities                         1,331,247               1,011,528
                                                   ------------------      ------------------
POSTRETIREMENT BENEFITS LIABILITY                          77,708                  77,708
                                                   ------------------      ------------------
LONG TERM DEBT                                            240,455                 255,897
                                                   ------------------      ------------------

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                  SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                  ------------------   ------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                SHARES
                                                ------
                                          2000         1999
                                          ----         ----
Issued to shareholders                     3,412        3,412
                                      -----------  -----------
In treasury, at cost                        (422)          --
                                      -----------  -----------
Outstanding                                2,990        3,412                 60                   68
                                      -----------  -----------    ------------------   ------------------


   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                SHARES
                                                ------
                                          2000         1999
                                          ----         ----
Issued to voting trustees              5,634,261    5,587,485
                                      -----------  -----------
Issued to shareholders                   338,966      337,757
                                      -----------  -----------
In treasury, at cost                    (210,309)     (11,729)
                                      -----------  -----------
Outstanding                            5,762,918    5,913,513            115,258              118,270
                                      -----------  -----------    ------------------   ------------------
Advance payments on
subscriptions to common
stock                                                                         49                   56
                                                                  ------------------   ------------------

Retained earnings                                                        293,457              241,473
                                                                  ------------------   ------------------

Accumulated other comprehensive income                                      (730)                (204)
                                                                  ------------------   ------------------

   TOTAL SHAREHOLDERS' EQUITY                                            408,094              359,663
                                                                  ------------------   ------------------

                                                                      $2,057,504           $1,704,796
                                                                  ==================   ==================

See accompanying Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENTS OF INCOME
                              ---------------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)

                                                                QUARTER ENDED
                                                  SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                  ------------------      ------------------
GROSS SALES, net of returns and allowances            $1,343,962              $1,149,118
                                                  ------------------      ------------------
   Less - Cash discounts                                   3,308                   2,418
                                                  ------------------      ------------------
NET SALES                                              1,340,654               1,146,700
                                                  ------------------      ------------------
COST OF MERCHANDISE SOLD                               1,094,509                 932,039
                                                  ------------------      ------------------
   Gross margin                                          246,145                 214,661
                                                  ------------------      ------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             195,912                 161,892
                                                  ------------------      ------------------
DEPRECIATION AND AMORTIZATION                              7,577                   6,550
                                                  ------------------      ------------------
   Income from operations                                 42,656                  46,219
                                                  ------------------      ------------------
OTHER INCOME, net                                          1,916                   1,878
                                                  ------------------      ------------------
INTEREST EXPENSE                                          11,942                   7,301
                                                  ------------------      ------------------
   Income before provision for income taxes               32,630                  40,796
                                                  ------------------      ------------------
PROVISION FOR INCOME TAXES
   Current                                                13,872                  17,205
                                                  ------------------      ------------------
   Deferred                                                 (613)                   (476)
                                                  ------------------      ------------------
      Total provision for income taxes                    13,259                  16,729
                                                  ------------------      ------------------
NET INCOME                                                19,371                  24,067
                                                  ==================      ==================
NET INCOME PER SHARE OF COMMON STOCK                  $     3.35              $     4.00<F*>
                                                  ==================      ==================
DIVIDENDS
   Preferred - $.25 per share                         $       --              $        1
                                                  ------------------      ------------------
   Common - $.30 per share                                 1,731                   1,715
                                                  ------------------      ------------------
                                                      $    1,731              $    1,716
                                                  ==================      ==================

<F*>Restated for the declaration of a 5% stock dividend in 1999.

See accompanying Notes to Consolidated Financial Statements.

                              CONSOLIDATED STATEMENTS OF INCOME
                              ---------------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)

                                                              NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                  ------------------      ------------------
GROSS SALES, net of returns and allowances            $3,888,199              $3,179,623
                                                  ------------------      ------------------
   Less - Cash discounts                                   9,842                   7,666
                                                  ------------------      ------------------
NET SALES                                              3,878,357               3,171,957
                                                  ------------------      ------------------
COST OF MERCHANDISE SOLD                               3,178,712               2,592,227
                                                  ------------------      ------------------
   Gross margin                                          699,645                 579,730
                                                  ------------------      ------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             553,206                 455,101
                                                  ------------------      ------------------
DEPRECIATION AND AMORTIZATION                             21,763                  19,103
                                                  ------------------      ------------------
   Income from operations                                124,676                 105,526
                                                  ------------------      ------------------
OTHER INCOME, net                                          6,228                   8,563
                                                  ------------------      ------------------
INTEREST EXPENSE                                          34,464                  19,897
                                                  ------------------      ------------------
   Income before provision for income taxes               96,440                  94,192

PROVISION FOR INCOME TAXES
   Current                                                41,026                  40,036
                                                  ------------------      ------------------
   Deferred                                               (1,812)                 (1,263)
                                                  ------------------      ------------------
      Total provision for income taxes                    39,214                  38,773
                                                  ------------------      ------------------
NET INCOME                                                57,226                  55,419
                                                  ==================      ==================
NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)         $     9.81              $     9.25
                                                  ==================      ==================
DIVIDENDS
   Preferred - $.75 per share                         $        2              $        4
                                                  ------------------      ------------------
   Common - $.90 per share                                 5,240                   5,187
                                                  ------------------      ------------------
                                                      $    5,242              $    5,191
                                                  ==================      ==================


See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                              (Dollars Stated in Thousands)
                          (Except for Share and Per Share Data)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                          2000                    1999
                                                   ------------------      ------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                          $  57,226               $  55,419
                                                   ------------------      ------------------
   Adjustments to reconcile net income
   to cash provided (used) by operations:
      Depreciation and amortization                       21,763                  19,103
                                                   ------------------      ------------------
      Deferred income taxes                               (1,812)                 (1,263)
                                                   ------------------      ------------------
      Gain on sale of property                                (5)                   (543)
                                                   ------------------      ------------------
      Changes in assets and liabilities:

         Trade receivables                              (152,896)               (109,699)
                                                   ------------------      ------------------
         Merchandise inventory                          (122,371)               (202,362)
                                                   ------------------      ------------------
         Other current assets                             (1,053)                    749
                                                   ------------------      ------------------
         Other assets                                     (1,436)                  3,417
                                                   ------------------      ------------------
         Trade accounts payable                          209,116                 167,613
                                                   ------------------      ------------------
         Accrued payroll and benefit costs                (3,607)                 (7,482)
                                                   ------------------      ------------------
         Other accrued liabilities                        18,880                   8,439
                                                   ------------------      ------------------
                                                         (33,421)               (122,028)
                                                   ------------------      ------------------
   Net cash provided (used) by operations                 23,805                 (66,609)
                                                   ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                       2,495                   1,094
                                                   ------------------      ------------------
      Capital expenditures for property                  (41,465)                (20,347)
                                                   ------------------      ------------------
   Net cash used by investing activities                 (38,970)                (19,253)
                                                   ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in notes payable to banks             100,438                 147,146
                                                   ------------------      ------------------
      Proceeds from long-term debt                            --                      --
                                                   ------------------      ------------------
      Repayment of long-term debt                        (16,131)                (10,739)
                                                   ------------------      ------------------
      Principal payments under capital
        equipment leases                                  (2,443)                 (3,754)
                                                   ------------------      ------------------
      Sale of common stock                                   953                  14,211
                                                   ------------------      ------------------
      Purchase of treasury stock                          (3,980)                 (3,615)
                                                   ------------------      ------------------
      Dividends paid                                     (11,498)                (10,670)
                                                   ------------------      ------------------
   Net cash flow provided by financing activities         67,339                 132,579
                                                   ------------------      ------------------
NET INCREASE IN CASH                                      52,174                  46,717
                                                   ------------------      ------------------
CASH, BEGINNING OF YEAR                                   16,750                  20,252
                                                   ------------------      ------------------
CASH, END OF THIRD QUARTER                             $  68,924               $  66,969
                                                   ==================      ==================

See accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            ----------------------------------------------------------
                                            FOR THE NINE MONTHS ENDED
                                            -------------------------
                                           SEPTEMBER 30, 2000 AND 1999
                                           ---------------------------
                                          (Dollars Stated in Thousands)

                                                                                          ACCUMULATED
                                                             COMMON                          OTHER
                                                             STOCK                          COMPRE-
                                COMMON       PREFERRED     SUBSCRIBED,      RETAINED        HENSIVE
                                STOCK          STOCK        UNISSUED        EARNINGS        INCOME         TOTAL
                               --------      ---------     -----------      --------      -----------     --------
December 31, 1998              $103,690       $   108        $     0        $193,838       $   (836)      $296,800
                                                                                                          --------
Net Income                                                                    55,419                        55,419

Currency Translation
  Adjustments                                                                                   467            467
                                                                                                          --------
Comprehensive Income                                                                                        55,886
                                                                                                          --------
Stock Issued                     14,152                                                                     14,152

Stock Redeemed                   (3,610)           (5)                                                      (3,615)

Advance Payments                                                  59                                            59

Dividends Declared                                                            (5,191)                       (5,191)
                               --------       -------        -------        --------       --------       --------
September 30, 1999             $114,232       $   103        $    59        $244,066       $   (369)      $358,091
                               ========       =======        =======        ========       ========       ========


                                                                                          ACCUMULATED
                                                             COMMON                          OTHER
                                                             STOCK                          COMPRE-
                                COMMON       PREFERRED     SUBSCRIBED,      RETAINED        HENSIVE
                                STOCK          STOCK        UNISSUED        EARNINGS        INCOME         TOTAL
                               --------      ---------     -----------      --------      -----------     --------
December 31, 1999              $118,270       $    68        $    56        $241,473       $   (204)      $359,663
                                                                                                          --------
Net Income                                                                    57,226                        57,226

Currency Translation
Adjustments                                                                                    (526)          (526)
                                                                                                          --------
Comprehensive Income                                                                                        56,700
                                                                                                          --------
Stock Issued                        960                                                                        960

Stock Redeemed                   (3,972)           (8)                                                      (3,980)

Advance Payments                                                  (7)                                           (7)

Dividends Declared                                                            (5,242)                       (5,242)
                               --------       -------        -------        --------       --------       --------
September 30, 2000             $115,258       $    60        $    49        $293,457       $   (730)      $408,094
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

Note 2
------

                                         NINE MONTHS 2000   NINE MONTHS 1999
                                         ----------------   ----------------
    Earnings for Nine Months                $   57,226         $   55,419
                                         ----------------   ----------------
    Dividends on Preferred Stock                     2                  4
                                         ----------------   ----------------
    Available for Common Stock              $   57,224         $   55,415
                                         ----------------   ----------------
    Average Common Shares Outstanding        5,834,768          5,991,691<F*>
                                         ----------------   ----------------
    Earnings Per Share                      $     9.81         $     9.25<F*>
                                         ----------------   ----------------

    <F*>  Restated for the declaration of a 5% stock dividend in 1999.
          Prior to adjusting for the stock dividend, the average common shares outstanding were 5,706,372.

Note 3
------

    Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2000 and 1999 was $19,211 and $24,141, respectively.

Note 4
------

    The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. Borrowings outstanding under the securitization program at September 30, 2000 were $200 million, the maximum available under the program.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
---------------------

    Net sales in the first nine months of 2000 were 22.3% higher than in the first nine months of 1999. The higher net sales resulted from improvements in the market sectors of the economy in which the Company operates.

    Gross margin in the first nine months of 2000 increased 20.7% compared to the first nine months of 1999 primarily due to increased sales in the electrical and communication markets.

    The increase in selling, general and administrative expenses in the first nine months of 2000 compared to the first nine months of 1999 occurred largely because of growth in personnel complement and increases in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 1999 and 2000 resulted in higher selling, general and administrative expenses in the first nine months of 2000 compared to the first nine months of 1999 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense increased in the first nine months of 2000 compared to the first nine months of 1999 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 2000 short-term borrowings have been higher than for the same period in 1999.

    Other income includes service charges for special services provided to one customer of $3,388 and $2,911 in the first nine months of 2000 and 1999, respectively.

    The combined effect of the increase in gross margin and the decrease in other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in an increase in pretax earnings of $2,248 in the first nine months of 2000 compared to the same period in 1999.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    The financial condition of the Company continues to be strong. At September 30, 2000, current assets exceeded current liabilities by $452,213, up $8,775 from December 31, 1999. The current assets at September 30, 2000 were sufficient to meet the cash needs required to pay current liabilities. The substantial increase in accounts receivable resulted primarily from the growth in sales experienced by the Company. The average number of days of sales in accounts receivable has increased slightly during 1999 and 2000. Merchandise inventory levels were higher at September 30, 2000 when compared to December 31, 1999 and June 30, 2000 inventory levels primarily due to the growth in sales and increases in specific inventory carried to support customer contract agreements. This increase in inventory is largely offset by a corresponding increase in trade accounts payable. Inventory turnover has decreased during 1999 and 2000, due largely to a company-wide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This transition to the new customer service and logistics system is planned to be complete by early 2002. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

    At September 30, 2000, the Company had available to it unused lines of credit amounting to $254,661. These lines are available to meet short-term cash requirements of the Company. Bank borrowings outstanding during 2000 through September 30 ranged from a minimum of $304,000 to a maximum of $441,042.

    The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first nine months of 2000, cash provided by operations amounted to $23,805 compared to $66,609 cash used by operations in the first nine months of 1999. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $953 in the first nine months of 2000.

    Capital expenditures for property for the nine-month periods ended September 30, 2000 and 1999 were $41,465 and $20,347, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2000 and 1999 were $3,980 and $3,615, respectively. Dividends paid for the nine-month periods ended September 30, 2000 and 1999 were $11,498 and $10,670, respectively.

                         PART II:  OTHER INFORMATION
                         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits furnished in accordance with provisions of
             Item 601 of Regulation S-K.

             (3)(ii)  By-laws as amended through July 25, 2000.

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


      November 13, 2000             GRAYBAR ELECTRIC COMPANY, INC.
    ---------------------
            (Date)



                                       /S/ R. A. REYNOLDS, JR.
                                    ------------------------------
                                         R. A. REYNOLDS, JR.
                                              PRESIDENT


                                          /S/ J. H. HINSHAW
                                    ------------------------------
                                           J. H. HINSHAW
                                      SENIOR VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER


                                           /S/ J. H. KIPPER
                                    ------------------------------
                                            J. H. KIPPER
                                           VICE PRESIDENT
                                           AND COMPTROLLER