Form 10-K405
period 2000-12-31
GRAYBAR ELECTRIC CO INC
filed 2001-03-27
CIK 205402

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

                 For the fiscal year ended December 31, 2000.
                                           -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to               .
                                    --------------    --------------

                        GRAYBAR ELECTRIC COMPANY, INC.
     ------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                       NEW YORK                              13-0794380
     ------------------------------------------------------------------------
     (State or other jurisdiction of incorporation         (IRS Employer
                   or organization)                     Identification No.)

      34 North Meramec Avenue, St. Louis, Missouri             63105
     ------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

       Post Office Box 7231, St. Louis, Missouri               63177
     ------------------------------------------------------------------------
                   (Mailing Address)                         (Zip Code)

      Registrant's telephone number, including area code:  (314) 512-9200
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

                 Common Stock outstanding at March 27, 2001 - 5,921,132 Shares

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

    The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 27, 2001, was approximately $118,422,640. Pursuant to a Voting
Trust Agreement, dated as of April 1, 1997, approximately 94% of the outstanding shares of Common Stock are held of record by four Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

    The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

    (1) Annual Report to Shareholders for the fiscal year ended December 31, 2000 - Part II, Items 5-8.

    (2) Information Statement relating to the 2001 Annual Meeting of Shareholders - Part III, Items 10-13.

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

Suppliers
---------
         The Company acts as a distributor of the products of more than 3,000 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.
         During 2000, the Company purchased a significant portion of its products from several major suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
--------------------
         The Company distributes more than 100,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.
         On December 31, 2000 and 1999, the Company had orders on hand which totaled approximately $488,402,000 and $471,557,000, respectively. The Company believes that the increase from 1999 to 2000 reflects the improvements in the market sectors of the economy in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 2000 will be filled within the twelve-month period ending December 31, 2001. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.


Marketing
---------
         The Company sells its products through a network of distributing houses located in 14 geographical districts throughout the United States.
In each district the Company maintains a main distributing house and a number of branch distributing houses, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distributing house in each district carries a substantially larger inventory than the branch houses so that the branch houses can call upon the main distributing house for additional items of inventory. In addition, the Company maintains nine (9) zone warehouses with both standard and specialized inventory products. The zone warehouses replenish the distributing house inventories and also make shipments directly to customers. The Company also operates two special districts in order to serve the needs of specific customers. In addition, the Company has subsidiary operations with distribution facilities located in Puerto Rico, Mexico, Singapore and Canada.

         The distribution facilities operated by the Company at December 31, 2000 are shown in the following table:


 Location of Main         Number of Distributing
Distributing House          Houses in District
------------------          ------------------
Boston, MA                                    11
Cincinnati, OH                                10
Dallas, TX                                    17
Glendale Heights, IL                          21
Houston, TX                                    9
Minneapolis, MN                               21
New York, NY                                  14
Norcross, GA                                  20
Phoenix, AZ                                   26
Pittsburgh, PA                                14
Richmond, VA                                  18
Seattle, WA                                   24
St. Louis, MO                                 17
Tampa, FL                                     22
Greensboro, NC                                 5
Aurora, CO                                     2

Zone Distributing
-----------------
Houses
------
Austell, GA                                    1
Cranbury, NJ                                   1
Dallas, TX                                     1
Fresno, CA                                     1
Joliet, IL                                     1
Rogers, MN                                     1
Stafford, TX                                   1
Taunton, MA                                    1
Youngstown, OH                                 1

                                   Number of
                              Distributing Houses
                              -------------------
Graybar International, Inc.
---------------------------
 Puerto Rico                                   1

Graybar Electric Canada, Ltd.
-----------------------------
 Canada                                       24

Graybar de Mexico, S.DE R.L. DE C.V.
------------------------------------
 Mexico City, Mexico                           1

Graybar International PTE, Ltd.
-------------------------------
 Singapore                                     1


         Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately seventy percent of the orders are filled from the Company's inventory and the remainder are shipped directly from the supplier to the place of use. The Company generally finances its inventory from internally generated funds and from long and short-term borrowings.

         The Company distributes its products to more than 200,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

               CLASS OF CUSTOMERS                       PERCENTAGE OF SALES
               ------------------                       -------------------

                                                 2000           1999           1998
                                               --------       --------       --------
       Electrical Contractors                    35.7%          36.7%          38.2%
       Industrial Plants                         20.9           22.2           25.5
       Communication Companies                   33.6           30.6           28.7
       Private and Public Power Utilities         3.2            3.6            3.9
       Integrated Supply                          6.0            6.0            2.4
       Miscellaneous                               .6             .9            1.3
                                               --------       --------       --------
                                                100.0%         100.0%         100.0%
                                               ========       ========       ========

         At December 31, 2000, the Company employed approximately 3,600 persons in sales capacities. Approximately 1,700 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
-----------
         The Company believes that it is one of the three largest distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest distributors account for only a small portion of the total market, with the balance of the market being accounted for by independent distributors and manufacturers operating on a local, state-wide or regional basis.
         The Company believes that its competitive position is primarily a result of its ability to supply its customers through a network of conveniently located distribution facilities with a broad range of electrical and communications products within a short period of time. Price is also important, particularly where the Company is asked to submit bids to contractors in connection with large construction jobs.

Employees
---------
         At December 31, 2000, the Company employed approximately 10,500 persons on a full-time basis. Approximately 200 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.  Properties
-------  ----------
         As of December 31, 2000, the Company operated offices and distribution facilities in 291 locations. Of these, 148 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.
         The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 5,000 square feet to 300,000 square feet, the average being approximately 37,000 square feet.
         As of December 31, 2000, approximately $20.7 million in debt of the Company was secured by mortgages on 17 buildings. Seven of these facilities are subject to a first mortgage securing a 9.23% note, of which $13.6 million in principal amount remains outstanding. Eight of these facilities are subject to first mortgages securing variable rate notes, of which $1.4 million in principal remains outstanding. A facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $1.7 million in principal remains outstanding, and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $4.0 million in principal remains outstanding.

Item 3.  Legal Proceedings
-------  -----------------
         There are presently no material pending legal proceedings which are expected to have a material impact on the Company or its subsidiaries.

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

                                   PART II
                                   -------

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
-------  ----------------------------------------------------------------
         Matters
         -------
         The Company is wholly owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. Approximately 94% of this Common Stock is held in a Voting Trust. No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which they were issued. The Company also has the option to purchase the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.
         The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, (the "2000 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------
         The selected financial data for the Company as of December 31, 2000 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 18 of the 2000 Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------
         Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the 2000 Annual Report and is incorporated herein by reference.

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


                                                                                                         Fair Market
                                                                                                            Value
                                2001      2002      2003      2004      2005     Thereafter     Total      12/31/00
                                ----      ----      ----      ----      ----     ----------     -----      --------
Long-term debt principal
payments by expected
maturity dates, including
current portion -
  Fixed rate debt(A)           24,521    24,834     33,899    33,898    25,463    120,255      262,870      269,361
  Average interest rate          7.04%     7.02%      6.90%     6.95%     7.29%      6.83%

  Short-term borrowings(A)    406,199       ---        ---       ---       ---        ---      406,199      406,199
  Average interest rate          7.14%

       (A) Dollars stated in thousands

         The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities. Fair value of the short-term borrowings approximates the carrying value due to the short-term maturity of the instruments.
         In September 2000 the Company entered into a swap agreement to manage interest rates on amounts due under certain operating leases. The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments with the Company receiving payments based on a London Interbank Offered Rate (LIBOR) floating rate, and making payments based on a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2000 was approximately $(2,218,000).

         Foreign Exchange Rate Risk
         --------------------------
         The Company conducts business in several foreign countries including Canada, Mexico, Puerto Rico and Singapore. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------
         The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2000 Annual Report in such list are incorporated herein by reference.
         Selected quarterly financial data for the years ended December 31, 2000 and 1999 required by Item 302(a) is included in the following table:


In thousands,                                                     For the Quarters Ended,
except for per share amounts                     3/31/00           6/30/00           9/30/00          12/31/00
--------------------------------------------------------------------------------------------------------------
Net sales                                     $1,245,309        $1,292,394        $1,340,654        $1,335,546
Gross margin                                     220,317           233,183           246,145           245,494
Income before extraordinary items                 20,585            17,270            19,371             8,931
Net income                                        20,585            17,270            19,371             8,931
Net income per share of common stock(A)       $     3.33        $     2.82        $     3.19        $     1.48


In thousands,                                                     For the Quarters Ended,
except for per share amounts                     3/31/99           6/30/99           9/30/99          12/31/99
--------------------------------------------------------------------------------------------------------------
Net sales                                     $  985,950        $1,039,307        $1,146,700        $1,127,983
Gross margin                                     173,819           191,250           214,661           205,982
Income before extraordinary items                 13,528            17,824            24,067             9,240
Net income                                        13,528            17,824            24,067             9,240
Net income per share of common stock(A)       $     2.17        $     2.80        $     3.81        $     1.48


(A) Restated for the declaration of 5% stock dividends in 1999 and 2000

         There is no other supplementary financial information required by this item which is applicable to the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------
         None.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------
         The information with respect to the directors and executive officers of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors and Executive Officers -- Nominees for Election as Directors" in the Company's Information Statement relating to the 2001 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

                                   PART IV
                                   -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------
         (a) Documents filed as part of this report:
             --------------------------------------
                The following financial statements and Report of Independent
             Auditors are included on the indicated pages in the 2000 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

             1. Index to Financial Statements
                -----------------------------

                (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 2000 (page 21).

                (ii) Consolidated Balance Sheets, as of December 31, 2000 and December 31, 1999 (page 22).

                (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000 (page 23).

                (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2000 (page 24)

                (v) Notes to Consolidated Financial Statements (pages 25 to 28).

                (vi)  Report of Independent Auditors (page 29).

             2. Index to Financial Schedule
                ---------------------------

             The following schedule for each of the three years ended December 31, 2000, to the financial statements is included on the indicated page in this Annual Report on Form 10-K:

                (i)   Schedule II.  Valuation and Qualifying Accounts
                      (page 15).

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

                (ii)  By-laws as amended through July 25, 2000 filed as
                      Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File No. 0-255) and incorporated herein by reference.

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

             (13) Annual Report to Shareholders for 2000 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

             (21)     List of subsidiaries of the Company.

             (23)     Independent Auditors' Consent of Ernst and Young LLP.

         (b) Reports on Form 8-K:
             -------------------

             No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2000.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 2001.

                                    GRAYBAR ELECTRIC COMPANY, INC.



                                    By       /S/ R. A. REYNOLDS, JR.
                                       ------------------------------------
                                         (R. A. Reynolds, Jr., President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 2001.


/S/ C. L. HALL                                Director and Chairman
------------------------------------------    of the Board
 (C. L. Hall)


/S/ R. A. REYNOLDS, JR.                       Director and President
------------------------------------------    (Principal Executive Officer)
 (R. A. Reynolds, Jr.)


/S/ J. H. HINSHAW                             Director
------------------------------------------    (Principal Financial Officer)
 (J. H. Hinshaw)


/S/ R. A. COLE                                Director
------------------------------------------
 (R. A. Cole)


/S/ D. E. DeSOUSA                             Director
------------------------------------------
 (D. E. DeSousa)


/S/ T. F. DOWD                                Director
------------------------------------------
 (T. F. Dowd)


/S/ T. S. GURGANOUS                           Director
------------------------------------------
 (T. S. Gurganous)


/S/ G. W. HARPER                              Director
------------------------------------------
 (G. W. Harper)


/S/ G. D. HODGES                              Director
------------------------------------------
 (G. D. Hodges)


/S/ J. C. LOFF                                Director
------------------------------------------
 (J. C. Loff)

/S/ G. J. McCREA                              Director
------------------------------------------
 (G. J. McCrea)


/S/ R. D. OFFENBACHER                         Director
------------------------------------------
 (R. D. Offenbacher)


/S/ C. R. UDELL                               Director
------------------------------------------
 (C. R. Udell)


/S/ J. F. VAN PELT                            Director
------------------------------------------
 (J. F. Van Pelt)


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
        -----------

FOR THE YEAR ENDED DECEMBER 31, 2000:
  Reserve deducted from assets to
     which it applies-
     Allowance for doubtful accounts            $ 5,021,000      $  8,888,000      $  5,275,000 (1)    $ 8,634,000
     Allowance for cash discounts                   708,000        13,633,000        13,564,000 (2)        777,000
                                                -----------      ------------      ------------        -----------

                   Total                        $ 5,729,000      $ 22,521,000      $ 18,839,000        $ 9,411,000
                                                ===========      ============      ============        ===========


FOR THE YEAR ENDED DECEMBER 31, 1999:
  Reserve deducted from assets to
     which it applies-
     Allowance for doubtful accounts            $ 4,135,000      $  4,090,000      $  3,204,000 (1)    $ 5,021,000
     Allowance for cash discounts                   648,000        11,525,000        11,465,000 (2)        708,000
                                                -----------      ------------      ------------        -----------

                   Total                        $ 4,783,000      $ 15,615,000      $ 14,669,000        $ 5,729,000
                                                ===========      ============      ============        ===========


FOR THE YEAR ENDED DECEMBER 31, 1998:
  Reserve deducted from assets to
     which it applies-
     Allowance for doubtful accounts            $ 3,962,000      $  2,331,000      $  2,158,000 (1)    $ 4,135,000
     Allowance for cash discounts                   665,000        11,855,000        11,872,000 (2)        648,000
                                                -----------      ------------      ------------        -----------

                   Total                        $ 4,627,000      $ 14,186,000      $ 14,030,000        $ 4,783,000
                                                ===========      ============      ============        ===========


(1)   Amount of trade receivables written off against the reserve provided.
(2)   Discounts allowed to customers.

                              INDEX TO EXHIBITS
                              -----------------


                                   Exhibits
                                   --------


          (3)  Articles of incorporation and by-laws.

               (i) Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company's Registration Statement on
               Form S-1 (Registration No. 333-15761)                         *

               (ii)  By-laws as amended through July 25, 2000 filed as
               Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (Commission File
               No. 0-255)                                                    *


    (4)and(9)  Voting Trust Agreements

                     Voting Trust Agreement dated as of April 1, 1997,
               attached as Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Company's Registration Statement
               on Form S-1 (Registration No. 333-15761)                      *

         (10)  Material contracts.

               (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7
               (Registration No. 2-68938)                 *

         (13) Annual Report to Shareholders for 2000 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

         (21)  List of subsidiaries of the Company.

         (23)  Independent Auditors' Consent of Ernst and Young LLP.

[FN]
                                     ------------

               *Incorporated by reference in this Annual Report on Form 10-K.