Form 10-Q
period 2001-03-31
GRAYBAR ELECTRIC CO INC
filed 2001-05-11
CIK 205402

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

         For the quarterly period ended        March 31, 2001
                                           ----------------------

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  _______________ to __________________


                         GRAYBAR ELECTRIC COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEW YORK                            13 - 0794380
   ----------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


   34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                63105
   ----------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)


     POST OFFICE BOX 7231, ST. LOUIS, MO                 63177
   ----------------------------------------------------------------------------
              (Mailing Address)                        (Zip Code)


Registrant's telephone number, including area code:      (314)  512 - 9200
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


                                   YES  X      NO
                                       ---        ---





Common Stock Outstanding at April 30, 2001:              5,883,875
                                                     ------------------
                                                     (Number of Shares)


                                       PART I
                                       ------

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                           (Dollars Stated in Thousands)
                       (Except for Share and Per Share Data)


                                                MARCH 31, 2001         DECEMBER 31, 2000
                                              ==================      ===================

CURRENT ASSETS

   Cash                                           $   63,857              $   27,614
                                              ------------------      -------------------
   Trade receivables                                 726,240                 765,546
                                              ------------------      -------------------
   Merchandise inventory                             790,158                 748,754
                                              ------------------      -------------------
   Other current assets                                6,910                  25,444
                                              ------------------      -------------------
        Total current assets                       1,587,165               1,567,358
                                              ------------------      -------------------

PROPERTY

   Land                                               24,146                  24,178
                                              ------------------      -------------------
   Buildings and permanent fixtures                  374,206                 365,705
                                              ------------------      -------------------
   Capital equipment leases                           20,380                  20,380
                                              ------------------      -------------------
   Less-Accumulated depreciation                     171,323                 166,832
                                              ------------------      -------------------
        Net property                                 247,409                 243,431
                                              ------------------      -------------------

DEFERRED FEDERAL INCOME TAXES                          1,847                     991
                                              ------------------      -------------------

OTHER ASSETS                                          32,982                  31,658
                                              ------------------      -------------------

                                                  $1,869,403              $1,843,438
                                              ==================      ===================

CURRENT LIABILITIES

   Short-term borrowings                          $  293,877              $  406,199
                                              ------------------      -------------------
   Current portion of long-term debt                  24,521                  24,521
                                              ------------------      -------------------
   Trade accounts payable                            709,770                 533,138
                                              ------------------      -------------------
   Other accrued taxes                                14,515                  15,593
                                              ------------------      -------------------
   Accrued payroll and benefit costs                  15,896                  58,196
                                              ------------------      -------------------
   Dividends payable                                      --                   6,343
                                              ------------------      -------------------
   Other payables and accruals                        87,210                  74,111
                                              ------------------      -------------------
        Total current liabilities                  1,145,789               1,118,101
                                              ------------------      -------------------

POSTRETIREMENT BENEFITS LIABILITY                     77,251                  77,191
                                              ------------------      -------------------

LONG TERM DEBT                                       235,972                 238,349
                                              ------------------      -------------------






                                              CONSOLIDATED BALANCE SHEETS
                                              ---------------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                   MARCH 31, 2001  DECEMBER 31, 2000
                                                                                 ----------------- -----------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ----------
   Par value $20 per share
   Authorized 300,000 shares


                                                             SHARES
                                                             ------
                                                    2001              2000
                                                    ----              ----

Issued to shareholders                                2,990             2,990
                                                  -----------       -----------
In treasury, at cost                                   (153)             (125)
                                                  -----------       -----------
Outstanding                                           2,837             2,865                57                57
                                                  -----------       -----------  ----------------- -----------------

   Common:
   -------
   Stated value $20 per share
   Authorized 7,500,000 shares


                                                             SHARES
                                                             ------
                                                    2001              2000
                                                    ----              ----

Issued to voting trustees                         5,693,033         5,685,490
                                                  -----------       -----------
Issued to shareholders                              335,434           335,340
                                                  -----------       -----------
In treasury, at cost                               (107,965)          (29,440)
                                                  -----------       -----------
Outstanding                                       5,920,502         5,991,390           118,410           119,828
                                                  -----------       -----------  ----------------- -----------------

Advance payments on
subscriptions to common stock                                                                44                49
                                                                                 ----------------- -----------------

Retained earnings                                                                       294,617           290,405
                                                                                 ----------------- -----------------

Accumulated other comprehensive income                                                   (2,737)             (542)
                                                                                 ----------------- -----------------

   TOTAL SHAREHOLDERS' EQUITY                                                           410,391           409,797
                                                                                 ----------------- -----------------

                                                                                     $1,869,403        $1,843,438
                                                                                 ================= =================


See accompanying Notes to Consolidated Financial Statements






                               CONSOLIDATED STATEMENTS OF INCOME
                               ---------------------------------
                                 (Dollars Stated in Thousands)
                             (Except for Share and Per Share Data)

                                                                       QUARTER ENDED

                                                            MARCH 31, 2001          MARCH 31, 2000
                                                          ==================      ==================


GROSS SALES, net of returns and allowances                    $1,266,436              $1,248,319
                                                          ------------------      ------------------
   Less - Cash discounts                                           3,368                   3,010
                                                          ------------------      ------------------

NET SALES                                                      1,263,068               1,245,309
                                                          ------------------      ------------------

COST OF MERCHANDISE SOLD                                       1,033,768               1,024,992
                                                          ------------------      ------------------

   Gross margin                                                  229,300                 220,317
                                                          ------------------      ------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     204,614                 170,479
                                                          ------------------      ------------------

DEPRECIATION AND AMORTIZATION                                      7,854                   7,018
                                                          ------------------      ------------------

   Income from operations                                         16,832                  42,820
                                                          ------------------      ------------------

OTHER INCOME, net                                                  4,630                   3,248
                                                          ------------------      ------------------

INTEREST EXPENSE                                                  11,564                  11,058
                                                          ------------------      ------------------

   Income before provision for income taxes                        9,898                  35,010
                                                          ------------------      ------------------

PROVISION FOR INCOME TAXES
   Current                                                         3,643                  14,689
                                                          ------------------      ------------------
   Deferred                                                          267                    (264)
                                                          ------------------      ------------------
      Total provision for income taxes                             3,910                  14,425
                                                          ------------------      ------------------

NET INCOME                                                    $    5,988              $   20,585
                                                          ==================      ==================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                 $     1.01              $     3.33
                                                          ==================      ==================

DIVIDENDS
   Preferred - $.25 per share                                 $        1              $        1
                                                          ------------------      ------------------
   Common - $.30 per share                                         1,775                   1,760
                                                          ------------------      ------------------
                                                              $    1,776              $    1,761
                                                          ==================      ==================





See accompanying Notes to Consolidated Financial Statements







                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                 (Dollars Stated in Thousands)
                             (Except for Share and Per Share Data)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                       2001               2000
                                                                   ============       ============


CASH FLOWS FROM OPERATIONS

   Net Income                                                       $   5,988          $ 20,585
                                                                   ------------       ------------

   Adjustments to reconcile net income
   to cash provided by operations:
      Depreciation and amortization                                     7,854             7,018
                                                                   ------------       ------------
      Deferred income taxes                                               267              (264)
                                                                   ------------       ------------
      Gain on sale of property                                         (2,549)               --
                                                                   ------------       ------------
      Changes in assets and liabilities:
         Trade receivables                                             39,306           (74,850)
                                                                   ------------       ------------
         Merchandise inventory                                        (41,404)          102,477
                                                                   ------------       ------------
         Other current assets                                          18,534             2,797
                                                                   ------------       ------------
         Other assets                                                  (1,324)              225
                                                                   ------------       ------------
         Trade accounts payable                                       176,632            (9,574)
                                                                   ------------       ------------
         Accrued payroll and benefit costs                            (42,300)          (25,568)
                                                                   ------------       ------------
         Other accrued liabilities                                      8,763            30,363
                                                                   ------------       ------------
                                                                      163,779            32,624
                                                                   ------------       ------------

   Net cash provided by operations                                    169,767            53,209
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                    2,665                26
                                                                   ------------       ------------
      Capital expenditures for property                               (11,948)          (11,109)
                                                                   ------------       ------------

   Net cash used by investing activities                               (9,283)          (11,083)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings               (112,322)            6,716
                                                                   ------------       ------------
      Proceeds from long-term debt                                         --                --
                                                                   ------------       ------------
      Repayment of long-term debt                                      (1,611)           (1,850)
                                                                   ------------       ------------
      Principal payments under capital equipment leases                  (766)           (1,023)
                                                                   ------------       ------------
      Sale of common stock                                                148               232
                                                                   ------------       ------------
      Purchase of treasury stock                                       (1,571)           (1,312)
                                                                   ------------       ------------
      Dividends paid                                                   (8,119)           (8,017)
                                                                   ------------       ------------

   Net cash used by financing activities                             (124,241)           (5,254)
                                                                   ------------       ------------

NET INCREASE IN CASH                                                   36,243            36,872
                                                                   ------------       ------------

CASH, BEGINNING OF YEAR                                                27,614            16,750
                                                                   ------------       ------------

CASH, END OF FIRST QUARTER                                          $  63,857          $ 53,622
                                                                   ============       ============

See accompanying Notes to Consolidated Financial Statements








                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                 FOR THE QUARTERS ENDED
                                                 ----------------------
                                                MARCH 31, 2001 AND 2000
                                                -----------------------
                                             (Dollars Stated in Thousands)
                                         (Except for Share and Per Share Data)

                                                                                            ACCUMULATED
                                                                   COMMON                      OTHER
                                                                    STOCK                     COMPRE-
                                          COMMON      PREFERRED  SUBSCRIBED,      RETAINED    HENSIVE
                                           STOCK        STOCK     UNISSUED        EARNINGS     INCOME          TOTAL
                                        ----------   ----------  -----------     ---------- -----------     ----------

December 31, 1999                        $118,270      $    68     $    56       $241,473    $    (204)      $359,663
                                                                                                            ----------

Net Income                                                                         20,585                      20,585

Currency Translation Adjustments                                                                    (3)            (3)
                                                                                                            ----------

Comprehensive Income                                                                                           20,582
                                                                                                            ----------

Stock Issued                                  238                                                                 238

Stock Redeemed                             (1,307)          (5)                                                (1,312)

Advance Payments                                                        (6)                                        (6)

Dividends Declared                                                                 (1,761)                     (1,761)
                                        ----------   ----------  ----------      ---------  -----------     ----------

March 31, 2000                           $117,201      $    63     $    50       $260,297    $    (207)      $377,404
                                        ==========   ==========  ==========      =========  ===========     ==========

                                                                                            ACCUMULATED
                                                                   COMMON                      OTHER
                                                                    STOCK                     COMPRE-
                                          COMMON      PREFERRED  SUBSCRIBED,      RETAINED    HENSIVE
                                           STOCK        STOCK     UNISSUED        EARNINGS     INCOME          TOTAL
                                        ----------   ----------  -----------     ---------- -----------     ----------

December 31, 2000                        $119,828      $    57     $    49        $290,405   $    (542)      $409,797
                                                                                                            ----------

Net Income                                                                           5,988                      5,988

Currency Translation Adjustments                                                                  (475)          (475)

Unrealized Gain/(Loss) from
  Interest Rate Swap                                                                            (1,720)        (1,720)
                                                                                                            ----------

Comprehensive Income                                                                                            3,793
                                                                                                            ----------

Stock Issued                                  153                                                                 153

Stock Redeemed                             (1,571)                                                             (1,571)

Advance Payments                                                        (5)                                        (5)

Dividends Declared                                                                  (1,776)                    (1,776)
                                        ----------   ----------  ----------      ---------- -----------     ----------

March 31, 2001                           $118,410      $    57    $     44        $294,617   $  (2,737)      $410,391
                                        ==========   ==========  ==========      ========== ===========     ==========

See accompanying Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                            ---------------------
                          (Dollars Stated in Thousands)
                      (Except for Share and Per Share Data)

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

Note 2
------

                                         THREE MONTHS 2001     THREE MONTHS 2000
                                        ===================   ===================

      Earnings for Three Months             $    5,988            $   20,585
                                        -------------------   -------------------

      Dividends on Preferred Stock                   1                     1
                                        -------------------   -------------------

      Available for Common Stock            $    5,987            $   20,584
                                        -------------------   -------------------

      Average Common Shares Outstanding      5,948,916             6,177,858*
                                        -------------------   -------------------

      Earnings Per Share                    $     1.01            $     3.33*
                                        -------------------   -------------------


      * Restated for the declaration of a 5% stock dividend in 2000. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,883,674.

Note 3
------

      On January 1, 2001 the Company adopted Statement of Financial Account Standards (SFAS) No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS No. 133 impacts the accounting for the Company's interest rate swap agreement. The Company manages interest rates on amounts due under certain operating leases through its swap agreement. The Company's interest rate swap agreement is designated as a cash flow hedge.

      Upon adoption of SFAS No. 133, the Company recorded a liability for the fair value of the interest rate swap of $2,219 in its consolidated balance sheet. On an ongoing basis, the Company will reflect the current fair value of the interest rate swap on its balance sheet. The related gains or losses on the swap are deferred in shareholders' equity as a component of comprehensive income. During the quarter ended March 31, 2001, unrealized net losses of $1,720 (net of tax) related to the interest rate swap were included in accumulated other comprehensive income, including the $1,342
(net of tax) cumulative transition adjustment as of January 1, 2001. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense.

Note 4
------

      The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. Borrowings outstanding under the securitization program at March 31, 2001 were $200 million, the maximum available under the program. The program expires in June 2003.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

      Net sales in the first three months of 2001 were 1.4% higher than in the first three months of 2000. The relatively small increase in net sales resulted from a generally flat economy in the market sectors in which the Company operates.

      Gross margin in the first three months of 2001 increased 4.1% compared to the first three months of 2000 primarily due to a generally higher gross margin rate on sales.

      The increase in selling, general and administrative expenses in the first three months of 2001 compared to the first three months of 2000 occurred largely because of growth in personnel complement and increases in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 2000 and 2001 resulted in higher selling, general and administrative expenses in the first three months of 2001 compared to the first three months of 2000 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

      Interest expense increased in the first three months of 2001 compared to the first three months of 2000 primarily due to increased levels of borrowing incurred to finance higher aggregate levels of inventory and receivables. Interest rates on 2001 short-term borrowings have been lower than for the same period in 2000.

      Other income includes service charges for special services provided to one customer of $1,048 and $1,290 and gains on sale of property of $2,549 and $0 in the first three months of 2001 and 2000, respectively.

      The combined effect of the increases in gross margin and other income, together with increases in selling, general and administrative expenses, interest expense and depreciation and amortization, resulted in a decrease in pretax earnings of $25,112 in the first three months of 2001 compared to the same period in 2000.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

      The financial condition of the Company continues to be strong. At March 31, 2001, current assets exceeded current liabilities by $441,376, down $7,881 from December 31, 2000. The current assets at March 31, 2001 were sufficient to meet the cash needs required to pay current liabilities. Merchandise inventory levels were higher at March 31, 2001 when compared to December 31, 2000 inventory levels primarily due to the growth in sales and increases in specific inventory carried to support customer contract agreements. Inventory turnover has decreased during 2001, due largely to the continued implementation of a company-wide customer service and logistics project to redeploy inventory into a system of national zones, regional zones and branch locations. Although the project objective is to provide better customer service and reduce overall costs, management expected some temporary inventory increase, unrelated to sales volume, during the transition to the new system. This transition to the new customer service and logistics system is planned to be complete by early 2002. The substantial increase in trade accounts payable and the reduction in short-term borrowings resulted primarily from additional dating taken on supplier payments. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

      At March 31, 2001, the Company had available to it unused lines of credit amounting to $383,059. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2001 through March 31 ranged from a minimum of $293,877 to a maximum of $479,000.

      The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 2001, cash provided by operations amounted to $169,767 compared to $53,209 cash provided by operations in the first three months of 2000. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $148 in the first three months of 2001.

      Capital expenditures for property for the three-month periods ended March 31, 2001 and 2000 were $11,948 and $11,109, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2001 and 2000 were $1,571 and $1,312, respectively. Dividends paid for the three-month periods ended March 31, 2001 and 2000 were $8,119 and $8,017, respectively.

                          PART II:   OTHER INFORMATION
                          ----------------------------




Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

               None.

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


      May 11, 2001                     GRAYBAR ELECTRIC COMPANY, INC.
    ----------------
         (Date)


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