Form 10-Q
period 2001-06-30
GRAYBAR ELECTRIC CO INC
filed 2001-08-10
CIK 205402

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

      For the quarterly period ended         June 30, 2001
                                      ---------------------------

                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                      -----------      -----------


                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     NEW YORK                                13-0794380
------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                 or organization)                       Identification No.)


      34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                   63105
------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


        POST OFFICE BOX 7231, ST. LOUIS, MO                    63177
------------------------------------------------------------------------------
                 (Mailing Address)                           (Zip Code)


      Registrant's telephone number, including area code:    (314) 573-9200
                                                           -----------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X       NO
                                  ---         ---




      Common Stock Outstanding at July 31, 2001:          5,824,634
                                                     --------------------
                                                      (Number of Shares)

                                           PART I
                                           ------

                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)


                                                          JUNE 30, 2001      DECEMBER 31, 2000
                                                        -----------------    -----------------
CURRENT ASSETS

   Cash                                                    $   18,495           $   27,614
                                                          -------------        -------------
   Trade receivables                                          733,263              765,546
                                                          -------------        -------------
   Merchandise inventory                                      699,746              748,754
                                                          -------------        -------------
   Other current assets                                         4,516               25,444
                                                          -------------        -------------
      Total current assets                                  1,456,020            1,567,358
                                                          -------------        -------------

PROPERTY

   Land                                                        24,459               24,178
                                                          -------------        -------------
   Buildings and permanent fixtures                           387,466              365,705
                                                          -------------        -------------
   Capital equipment leases                                    22,726               20,380
                                                          -------------        -------------
   Less-Accumulated depreciation                              177,180              166,832
                                                          -------------        -------------
      Net property                                            257,471              243,431
                                                          -------------        -------------

DEFERRED FEDERAL INCOME TAXES                                   1,450                  991
                                                          -------------        -------------

OTHER ASSETS                                                   39,090               31,658
                                                          -------------        -------------

                                                           $1,754,031           $1,843,438
                                                          =============        =============

CURRENT LIABILITIES

   Short-term borrowings                                   $  268,052           $  406,199
                                                          -------------        -------------
   Current portion of long-term debt                           25,344               24,521
                                                          -------------        -------------
   Trade accounts payable                                     660,469              533,138
                                                          -------------        -------------
   Other accrued taxes                                         14,918               15,593
                                                          -------------        -------------
   Accrued payroll and benefit costs                           20,651               58,196
                                                          -------------        -------------
   Dividends payable                                               --                6,343
                                                          -------------        -------------
   Other payables and accruals                                 48,754               74,111
                                                          -------------        -------------
      Total current liabilities                             1,038,188            1,118,101
                                                          -------------        -------------

POSTRETIREMENT BENEFITS LIABILITY                              77,311               77,191
                                                          -------------        -------------

LONG TERM DEBT                                                222,643              238,349
                                                          -------------        -------------

                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                         (Dollars Stated in Thousands)
                                     (Except for Share and Per Share Data)

                                                                          JUNE 30, 2001      DECEMBER 31, 2000
                                                                          -------------      -----------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                   SHARES
                                                   ------
                                            2001           2000
                                            ----           ----

Issued to shareholders                       2,990          2,990
                                        ------------   ------------
In treasury, at cost                          (221)          (125)
                                        ------------   ------------
Outstanding                                  2,769          2,865                  55                   57
                                        ------------   ------------       -------------        -------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                   SHARES
                                                   ------
                                            2001           2000
                                            ----           ----

Issued to voting trustees                5,698,611      5,685,490
                                        ------------   ------------
Issued to shareholders                     335,527        335,340
                                        ------------   ------------
In treasury, at cost                      (174,403)       (29,440)
                                        ------------   ------------
Outstanding                              5,859,735      5,991,390             117,195              119,828
                                        ------------   ------------       -------------        -------------

Advance payments on
subscriptions to common
stock                                                                              42                   49
                                                                          -------------        -------------

Retained earnings                                                             300,285              290,405
                                                                          -------------        -------------

Accumulated other comprehensive income                                         (1,688)                (542)
                                                                          -------------        -------------

   TOTAL SHAREHOLDERS' EQUITY                                                 415,889              409,797
                                                                          -------------        -------------

                                                                           $1,754,031           $1,843,438
                                                                          =============        =============


See accompanying Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENTS OF INCOME
                              ---------------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)

                                                                   QUARTER ENDED
                                                          JUNE 30, 2001        JUNE 30, 2000
                                                          -------------        -------------
GROSS SALES, net of returns and allowances                 $1,288,202           $1,295,918
                                                          -------------        -------------
   Less - Cash discounts                                        3,535                3,524
                                                          -------------        -------------

NET SALES                                                   1,284,667            1,292,394
                                                          -------------        -------------

COST OF MERCHANDISE SOLD                                    1,057,336            1,059,211
                                                          -------------        -------------

   Gross margin                                               227,331              233,183
                                                          -------------        -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  199,169              186,815
                                                          -------------        -------------

DEPRECIATION AND AMORTIZATION                                   8,163                7,168
                                                          -------------        -------------

   Income from operations                                      19,999               39,200
                                                          -------------        -------------

OTHER INCOME, net                                               2,312                1,064
                                                          -------------        -------------

INTEREST EXPENSE                                               10,032               11,464
                                                          -------------        -------------

   Income before provision for income taxes                    12,279               28,800
                                                          -------------        -------------

PROVISION FOR INCOME TAXES
   Current                                                      4,828               12,465
                                                          -------------        -------------
   Deferred                                                        21                 (935)
                                                          -------------        -------------
     Total provision for income taxes                           4,849               11,530
                                                          -------------        -------------

NET INCOME                                                 $    7,430           $   17,270
                                                          =============        =============

NET INCOME PER SHARE OF COMMON STOCK                       $     1.26           $     2.82*
                                                          =============        =============

DIVIDENDS
   Preferred - $.25 per share                              $        1           $        1
                                                          -------------        -------------
   Common - $.30 per share                                      1,761                1,749
                                                          -------------        -------------
                                                           $    1,762           $    1,750
                                                          =============        =============


* Restated for the declaration of a 5% stock dividend in 2000.


 See accompanying Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENTS OF INCOME
                              ---------------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)

                                                                   SIX MONTHS ENDED
                                                          JUNE 30, 2001        JUNE 30, 2000
                                                          -------------        -------------
GROSS SALES, net of returns and allowances                 $2,554,638           $2,544,237
                                                          -------------        -------------
   Less - Cash discounts                                        6,903                6,534
                                                          -------------        -------------

NET SALES                                                   2,547,735            2,537,703
                                                          -------------        -------------

COST OF MERCHANDISE SOLD                                    2,091,104            2,084,203
                                                          -------------        -------------

   Gross margin                                               456,631              453,500
                                                          -------------        -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  403,783              357,294
                                                          -------------        -------------

DEPRECIATION AND AMORTIZATION                                  16,017               14,186
                                                          -------------        -------------

   Income from operations                                      36,831               82,020
                                                          -------------        -------------

OTHER INCOME, net                                               6,942                4,312
                                                          -------------        -------------

INTEREST EXPENSE                                               21,596               22,522
                                                          -------------        -------------


   Income before provision for income taxes                    22,177               63,810
                                                          -------------        -------------

PROVISION FOR INCOME TAXES
   Current                                                      8,471               27,154
                                                          -------------        -------------
   Deferred                                                       288               (1,199)
                                                          -------------        -------------
     Total provision for income taxes                           8,759               25,955
                                                          -------------        -------------

NET INCOME                                                 $   13,418           $   37,855
                                                          =============        =============

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)              $     2.27           $     6.15
                                                          =============        =============

DIVIDENDS
   Preferred - $.50 per share                              $        1           $        2
                                                          -------------        -------------
   Common - $.60 per share                                      3,537                3,509
                                                          -------------        -------------
                                                           $    3,538           $    3,511
                                                          =============        =============


See accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                (Dollars Stated in Thousands)
                            (Except for Share and Per Share Data)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              2001                 2000
                                                          -------------        -------------
CASH FLOWS FROM OPERATIONS

   Net Income                                              $   13,418           $   37,855
                                                          -------------        -------------

   Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation and amortization                             16,017               14,186
                                                          -------------        -------------
     Deferred income taxes                                        288               (1,199)
                                                          -------------        -------------
     Gain on sale of property                                  (2,549)                  --
                                                          -------------        -------------
     Changes in assets and liabilities:
       Trade receivables                                       32,283             (112,991)
                                                          -------------        -------------
       Merchandise inventory                                   49,008              128,709
                                                          -------------        -------------
       Other current assets                                    20,928                2,154
                                                          -------------        -------------
       Other assets                                            (7,432)              (1,582)
                                                          -------------        -------------
       Trade accounts payable                                 127,331              (13,285)
                                                          -------------        -------------
       Accrued payroll and benefit costs                      (37,545)             (14,765)
                                                          -------------        -------------
       Other accrued liabilities                              (27,803)                (206)
                                                          -------------        -------------
                                                              170,526                1,021
                                                          -------------        -------------

   Net cash provided by operations                            183,944               38,876
                                                          -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of property                             2,746                  110
                                                          -------------        -------------
     Capital expenditures for property                        (27,911)             (20,199)
                                                          -------------        -------------

   Net cash used by investing activities                      (25,165)             (20,089)
                                                          -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (decrease) in short-term borrowings        (138,147)              62,706
                                                          -------------        -------------
     Proceeds from long-term debt                                  --                   --
                                                          -------------        -------------
     Repayment of long-term debt                              (15,503)             (14,945)
                                                          -------------        -------------
     Principal payments under capital equipment leases         (1,725)              (1,773)
                                                          -------------        -------------
     Sale of common stock                                         259                  823
                                                          -------------        -------------
     Purchase of treasury stock                                (2,901)              (2,787)
                                                          -------------        -------------
     Dividends paid                                            (9,881)              (9,767)
                                                          -------------        -------------

   Net cash (used) provided by financing activities          (167,898)              34,257
                                                          -------------        -------------

NET INCREASE (DECREASE) IN CASH                                (9,119)              53,044
                                                          -------------        -------------

CASH, BEGINNING OF YEAR                                        27,614               16,750
                                                          -------------        -------------

CASH, END OF SECOND QUARTER                                $   18,495           $   69,794
                                                          =============        =============

See accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            ----------------------------------------------------------
                                             FOR THE SIX MONTHS ENDED
                                             ------------------------
                                              JUNE 30, 2001 AND 2000
                                              ----------------------
                                          (Dollars Stated in Thousands)
                                      (Except for Share and Per Share Data)

                                                                                               ACCUMULATED
                                                                      COMMON                      OTHER
                                                                       STOCK                     COMPRE-
                                           COMMON      PREFERRED    SUBSCRIBED,    RETAINED      HENSIVE
                                           STOCK         STOCK       UNISSUED      EARNINGS      INCOME       TOTAL
                                         ----------   -----------  ------------   ----------   ----------    --------
December 31, 1999                         $118,270     $     68      $     56     $241,473      $   (204)    $359,663
                                                                                                             --------

Net Income                                                                          37,855                     37,855

Currency Translation Adjustments                                                                    (366)        (366)
                                                                                                             --------

Comprehensive Income                                                                                           37,489
                                                                                                             --------
Stock Issued                                   831                                                                831

Stock Redeemed                              (2,780)          (7)                                               (2,787)

Advance Payments                                                           (8)                                     (8)

Dividends Declared                                                                  (3,511)                    (3,511)
                                          --------     --------      --------     --------      --------     --------

June 30, 2000                             $116,321     $     61      $     48     $275,817      $   (570)    $391,677
                                          ========     ========      ========     ========      ========     ========

                                                                                               ACCUMULATED
                                                                      COMMON                      OTHER
                                                                       STOCK                     COMPRE-
                                           COMMON      PREFERRED    SUBSCRIBED,    RETAINED      HENSIVE
                                            STOCK        STOCK       UNISSUED      EARNINGS      INCOME       TOTAL
                                         ----------   -----------  ------------   ----------   ----------    --------
December 31, 2000                         $119,828     $     57      $     49     $290,405      $   (542)    $409,797
                                                                                                             --------

Net Income                                                                          13,418                     13,418

Currency Translation Adjustments                                                                      (8)          (8)

Unrealized Gain/(Loss) from
  Interest Rate Swap                                                                              (1,138)      (1,138)
                                                                                                             --------

Comprehensive Income                                                                                           12,272
                                                                                                             --------

Stock Issued                                   266                                                                266

Stock Redeemed                              (2,899)          (2)                                               (2,901)

Advance Payments                                                           (7)                                     (7)

Dividends Declared                                                                  (3,538)                    (3,538)
                                          --------     --------      --------     --------      --------     --------

June 30, 2001                             $117,195     $     55      $     42     $300,285      $ (1,688)    $415,889
                                          ========     ========      ========     ========      ========     ========

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

Note 2
------

                                              SIX MONTHS 2001      SIX MONTHS 2000
                                              ---------------      ---------------

    Earnings for Six Months                     $    13,418          $    37,855
                                              ---------------      ---------------

    Dividends on Preferred Stock                          1                    2
                                              ---------------      ---------------

    Available for Common Stock                  $    13,417          $    37,853
                                              ---------------      ---------------

    Average Common Shares Outstanding             5,915,971            6,150,876*
                                              ---------------      ---------------

    Earnings Per Share                          $      2.27          $      6.15*
                                              ---------------      ---------------

    * Restated for the declaration of a 5% stock dividend in 2000. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,857,977.

Note 3
------

    On January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS No. 133 impacts the accounting for the Company's interest rate swap agreement. The Company manages interest rates on amounts due under certain operating leases through its swap agreement. The Company's interest rate swap agreement is designated as a cash flow hedge.

    Upon adoption of SFAS No. 133, the Company recorded a liability for the fair value of the interest rate swap of $2,219 in its consolidated balance sheet. On an ongoing basis, the Company will reflect the current fair value of the interest rate swap on its balance sheet. The related gains or losses on the swap are deferred in shareholders' equity as a component of comprehensive income. At January 1, 2001 the Company included unrealized net losses of $1,342 (net of tax) in accumulated other comprehensive income to record the cumulative transition adjustment as a result of adopting SFAS
No. 133. During the three and six-month periods ended June 30, 2001, unrealized net gains of $582 (net of tax) and $204 (net of tax), respectively, related to the swap were recorded in accumulated other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense.

Note 4
------

    Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2001 and 2000 was $8,479 and $16,907, respectively.

Note 5
------

    The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivable to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. Borrowings outstanding under the securitization program at June 30, 2001 were $200 million, the maximum available under the program. The program expires in June 2003.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

    Net sales in the first six months of 2001 were .4% higher than in the first six months of 2000. The relatively small increase in net sales resulted from a generally flat economy in the market sectors in which the Company operates.

    Gross margin in the first six months of 2001 increased .7% compared to the first six months of 2000 primarily due to a generally higher gross margin rate on sales.

    The increase in selling, general and administrative expenses in the first six months of 2001 compared to the first six months of 2000 occurred largely because of growth in personnel complement and increases in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 2000 and 2001 resulted in higher selling, general and administrative expenses in the first six months of 2001 compared to the first six months of 2000 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense decreased in the first six months of 2001 compared to the first six months of 2000 primarily due to lower interest rates on short-term borrowings.

    Other income includes service charges for special services provided to one customer of $2,179 and $2,380 and gains on sale of property of $2,549 and $0 in the first six months of 2001 and 2000, respectively.

    The combined effect of the increases in gross margin and other income and the decrease in interest expense, together with increases in selling, general and administrative expenses and depreciation and amortization, resulted in a decrease in pretax earnings of $41,633 in the first six months of 2001 compared to the same period in 2000.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    The financial condition of the Company continues to be strong.
At June 30, 2001, current assets exceeded current liabilities by $417,832, down $31,425 from December 31, 2000. The current assets at June 30, 2001 were sufficient to meet the cash needs required to pay current liabilities. Merchandise inventory levels were lower at June 30, 2001 when compared to December 31, 2000 inventory levels due largely to improved inventory turnover and reductions in specific inventory carried to support customer contract agreements. The substantial increase in trade accounts payable and the reduction in short-term borrowings resulted primarily from additional dating taken on supplier payments. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

    At June 30, 2001, the Company had available to it unused lines of credit amounting to $394,946. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2001 through June 30 ranged from a minimum of $268,052 to a maximum of $479,000.

    The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. In July 2001 the Company received the proceeds from a ten-year note for $100,000 at a fixed interest rate of 7.49% with principal payable in annual installments beginning in July 2005. The note agreement has various convenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. Net proceeds from the note were used to pay down outstanding debt. During the first six months of 2001, cash provided by operations amounted to $183,944 compared to $38,876 cash provided by operations in the first six months of 2000. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $259 in the first six months of 2001.

    Capital expenditures for property for the six-month periods ended June 30, 2001 and 2000 were $27,911 and $20,199, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2001 and 2000 were $2,901 and $2,787, respectively. Dividends paid for the six-month periods ended June 30, 2001 and 2000 were $9,881 and $9,767, respectively.

                         PART II:   OTHER INFORMATION
                         ----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.

                The annual meeting of shareholders occurred on June 14, 2001. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,563,691 votes, no negative votes were cast.

             1.   R. A. Cole
             2.   D. E. DeSousa
             3.   T. F. Dowd
             4.   T. S. Gurganous
             5.   G. W. Harper
             6.   J. H. Hinshaw
             7.   G. D. Hodges
             8.   J. C. Loff
             9.   G. J. McCrea
            10.   R. D. Offenbacher
            11.   R. A. Reynolds, Jr.
            12.   C. R. Udell
            13.   J. F. Van Pelt


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


    August 10, 2001                    GRAYBAR ELECTRIC COMPANY, INC.
  -------------------
         (Date)


                                          /S/ R. A. REYNOLDS, JR.
                                       -----------------------------
                                            R. A. REYNOLDS, JR.
                                                 PRESIDENT


                                             /S/ J. H. HINSHAW
                                       -----------------------------
                                               J. H. HINSHAW
                                         SENIOR VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER


                                              /S/ J. H. KIPPER
                                       -----------------------------
                                                J. H. KIPPER
                                               VICE PRESIDENT
                                              AND COMPTROLLER