Form 10-Q
period 2001-09-30
GRAYBAR ELECTRIC CO INC
filed 2001-11-13
CIK 205402

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

      For the quarterly period ended         September 30, 2001
                                      --------------------------------

                                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from               to
                                      -----------      -----------


                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     NEW YORK                                13-0794380
------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or         (I.R.S. Employer
                   organization)                         Identification No.)


      34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                    63105
------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


        POST OFFICE BOX 7231, ST. LOUIS, MO                     63177
------------------------------------------------------------------------------
                 (Mailing Address)                           (Zip Code)


      Registrant's telephone number, including area code:    (314) 573-9200
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


                              YES  X      NO
                                  ---        ---





      Common Stock Outstanding at October 31, 2001:         5,760,532
                                                      --------------------
                                                       (Number of Shares)

                                                 PART I
                                                 ------

                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------
                                      (Dollars Stated in Thousands)
                                  (Except for Share and Per Share Data)



                                                          SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                          ==================           =================
CURRENT ASSETS

   Cash                                                       $    6,504                   $   27,614
                                                             -------------                -------------
   Trade receivables                                             670,828                      765,546
                                                             -------------                -------------
   Merchandise inventory                                         666,310                      748,754
                                                             -------------                -------------
   Other current assets                                            5,448                       25,444
                                                             -------------                -------------
      Total current assets                                     1,349,090                    1,567,358
                                                             -------------                -------------

PROPERTY

   Land                                                           25,401                       24,178
                                                             -------------                -------------
   Buildings and permanent fixtures                              396,068                      365,705
                                                             -------------                -------------
   Capital equipment leases                                       24,159                       20,380
                                                             -------------                -------------
   Less-Accumulated depreciation                                 183,358                      166,832
                                                             -------------                -------------
      Net property                                               262,270                      243,431
                                                             -------------                -------------

DEFERRED FEDERAL INCOME TAXES                                      2,301                          991
                                                             -------------                -------------

OTHER ASSETS                                                      39,137                       31,658
                                                             -------------                -------------

                                                              $1,652,798                   $1,843,438
                                                             =============                =============

CURRENT LIABILITIES

   Notes payable to banks                                     $  139,264                   $  406,199
                                                             -------------                -------------
   Current portion of long-term debt                              25,743                       24,521
                                                             -------------                -------------
   Trade accounts payable                                        580,544                      533,138
                                                             -------------                -------------
   Other accrued taxes                                            14,705                       15,593
                                                             -------------                -------------
   Accrued payroll and benefit costs                              24,242                       58,196
                                                             -------------                -------------
   Dividends payable                                                  --                        6,343
                                                             -------------                -------------
   Other payables and accruals                                    48,610                       74,111
                                                             -------------                -------------
      Total current liabilities                                  833,108                    1,118,101
                                                             -------------                -------------

POSTRETIREMENT BENEFITS LIABILITY                                 77,371                       77,191
                                                             -------------                -------------

LONG TERM DEBT                                                   321,272                      238,349
                                                             -------------                -------------

                                      2

                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)


                                                                            SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                            ==================     =================

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                     SHARES
                                                     ------
                                            2001              2000
                                            ----              ----

Issued to shareholders                       2,990             2,990
                                        ------------      ------------
In treasury, at cost                          (387)             (125)
                                        ------------      ------------
Outstanding                                  2,603             2,865                   52                     57
                                        ------------      ------------        -------------          -------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                     SHARES
                                                     ------
                                            2001              2000
                                            ----              ----

Issued to voting trustees                5,704,060         5,685,490
                                        ------------      ------------
Issued to shareholders                     335,620           335,340
                                        ------------      ------------
In treasury, at cost                      (269,193)          (29,440)
                                        ------------      ------------
Outstanding                              5,770,487         5,991,390              115,410                119,828
                                        ------------      ------------        -------------          -------------

Advance payments on
subscriptions to common
stock                                                                                  42                     49
                                                                              -------------          -------------

Retained earnings                                                                 309,204                290,405
                                                                              -------------          -------------

Accumulated other comprehensive income                                             (3,661)                  (542)
                                                                              -------------          -------------

   TOTAL SHAREHOLDERS' EQUITY                                                     421,047                409,797
                                                                              -------------          -------------

                                                                               $1,652,798             $1,843,438
                                                                              =============          =============


See accompanying Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------
                                      (Dollars Stated in Thousands)
                                  (Except for Share and Per Share Data)

                                                                           QUARTER ENDED
                                                          SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                                          ==================           ==================
GROSS SALES, net of returns and allowances                    $1,198,536                   $1,343,962
                                                             -------------                -------------
   Less - Cash discounts                                           3,218                        3,308
                                                             -------------                -------------

NET SALES                                                      1,195,318                    1,340,654
                                                             -------------                -------------

COST OF MERCHANDISE SOLD                                         984,223                    1,094,509
                                                             -------------                -------------

   Gross margin                                                  211,095                      246,145
                                                             -------------                -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     177,951                      195,912
                                                             -------------                -------------

DEPRECIATION AND AMORTIZATION                                      8,662                        7,577
                                                             -------------                -------------

   Income from operations                                         24,482                       42,656
                                                             -------------                -------------

OTHER INCOME, net                                                  2,305                        1,916
                                                             -------------                -------------

INTEREST EXPENSE                                                   9,175                       11,942
                                                             -------------                -------------

   Income before provision for income taxes                       17,612                       32,630
                                                             -------------                -------------

PROVISION FOR INCOME TAXES
   Current                                                         6,799                       13,872
                                                             -------------                -------------
   Deferred                                                          159                         (613)
                                                             -------------                -------------
      Total provision for income taxes                             6,958                       13,259
                                                             -------------                -------------

NET INCOME                                                        10,654                       19,371
                                                             =============                =============

NET INCOME PER SHARE OF COMMON STOCK                          $     1.83                   $     3.19*
                                                             =============                =============

DIVIDENDS
   Preferred - $.25 per share                                 $        1                   $       --
                                                             -------------                -------------
   Common - $.30 per share                                         1,734                        1,731
                                                             -------------                -------------
                                                              $    1,735                   $    1,731
                                                             =============                =============

*Restated for the declaration of a 5% stock dividend in 2000.

See accompanying Notes to Consolidated Financial Statements.

                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------
                                      (Dollars Stated in Thousands)
                                  (Except for Share and Per Share Data)

                                                                         NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                                          ==================           ==================
GROSS SALES, net of returns and allowances                    $3,753,174                   $3,888,199
                                                             -------------                -------------
   Less - Cash discounts                                          10,121                        9,842
                                                             -------------                -------------

NET SALES                                                      3,743,053                    3,878,357
                                                             -------------                -------------

COST OF MERCHANDISE SOLD                                       3,075,327                    3,178,712
                                                             -------------                -------------

   Gross margin                                                  667,726                      699,645
                                                             -------------                -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     581,734                      553,206
                                                             -------------                -------------

DEPRECIATION AND AMORTIZATION                                     24,679                       21,763
                                                             -------------                -------------

   Income from operations                                         61,313                      124,676
                                                             -------------                -------------

OTHER INCOME, net                                                  9,247                        6,228
                                                             -------------                -------------

INTEREST EXPENSE                                                  30,771                       34,464
                                                             -------------                -------------


   Income before provision for income taxes                       39,789                       96,440
                                                             -------------                -------------

PROVISION FOR INCOME TAXES
   Current                                                        15,270                       41,026
                                                             -------------                -------------
   Deferred                                                          447                       (1,812)
                                                             -------------                -------------
      Total provision for income taxes                            15,717                       39,214
                                                             -------------                -------------

NET INCOME                                                        24,072                       57,226
                                                             =============                =============

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                 $     4.09                   $     9.34
                                                             =============                =============

DIVIDENDS
   Preferred - $.75 per share                                 $        2                   $        2
                                                             -------------                -------------
   Common - $.90 per share                                         5,271                        5,240
                                                             -------------                -------------
                                                              $    5,273                   $    5,242
                                                             =============                =============


See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                                      (Dollars Stated in Thousands)
                                  (Except for Share and Per Share Data)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2001                         2000
                                                             =============                =============
CASH FLOWS FROM OPERATIONS

   Net Income                                                 $   24,072                   $   57,226
                                                             -------------                -------------

   Adjustments to reconcile net income
   to cash provided by operations:
      Depreciation and amortization                               24,679                       21,763
                                                             -------------                -------------
      Deferred income taxes                                          447                       (1,812)
                                                             -------------                -------------
      Gain on sale of property                                    (2,539)                          (5)
                                                             -------------                -------------
      Changes in assets and liabilities:
         Trade receivables                                        94,718                     (152,896)
                                                             -------------                -------------
         Merchandise inventory                                    82,444                     (122,371)
                                                             -------------                -------------
         Other current assets                                     19,996                       (1,053)
                                                             -------------                -------------
         Other assets                                             (7,479)                      (1,436)
                                                             -------------                -------------
         Trade accounts payable                                   47,406                      209,116
                                                             -------------                -------------
         Accrued payroll and benefit costs                       (33,954)                      (3,607)
                                                             -------------                -------------
         Other accrued liabilities                               (31,086)                      18,880
                                                             -------------                -------------
                                                                 194,632                      (33,421)
                                                             -------------                -------------

   Net cash provided by operations                               218,704                       23,805
                                                             -------------                -------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                               2,886                        2,495
                                                             -------------                -------------
      Capital expenditures for property                          (40,086)                     (41,465)
                                                             -------------                -------------

   Net cash used by investing activities                         (37,200)                     (38,970)
                                                             -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings          (266,935)                     100,438
                                                             -------------                -------------
      Proceeds from long-term debt                               100,000                           --
                                                             -------------                -------------
      Repayment of long-term debt                                (16,980)                     (16,131)
                                                             -------------                -------------
      Principal payments under capital equipment leases           (2,654)                      (2,443)
                                                             -------------                -------------
      Sale of common stock                                           370                          953
                                                             -------------                -------------
      Purchase of treasury stock                                  (4,800)                      (3,980)
                                                             -------------                -------------
      Dividends paid                                             (11,615)                     (11,498)
                                                             -------------                -------------

   Net cash (used) provided by financing activities             (202,614)                      67,339
                                                             -------------                -------------

NET INCREASE (DECREASE) IN CASH                                  (21,110)                      52,174
                                                             -------------                -------------

CASH, BEGINNING OF YEAR                                           27,614                       16,750
                                                             -------------                -------------

CASH, END OF THIRD QUARTER                                    $    6,504                   $   68,924
                                                             =============                =============

See accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             ----------------------------------------------------------
                                             FOR THE NINE MONTHS ENDED
                                             -------------------------
                                            SEPTEMBER 30, 2001 AND 2000
                                            ---------------------------
                                           (Dollars Stated in Thousands)

                                                                                            ACCUMULATED
                                                                 COMMON                        OTHER
                                                                 STOCK                        COMPRE-
                                      COMMON      PREFERRED    SUBSCRIBED,     RETAINED       HENSIVE
                                      STOCK         STOCK       UNISSUED       EARNINGS       INCOME         TOTAL
                                     ========    ===========  =============   ==========   =============    =======
December 31, 1999                    $118,270      $    68       $    56      $241,473       $   (204)      $359,663
                                                                                                           ---------

Net Income                                                                      57,226                        57,226

Currency Translation Adjustments                                                                 (526)          (526)
                                                                                                           ---------

Comprehensive Income                                                                                          56,700
                                                                                                           ---------

Stock Issued                              960                                                                    960

Stock Redeemed                         (3,972)          (8)                                                   (3,980)

Advance Payments                                                      (7)                                         (7)

Dividends Declared                                                              (5,242)                       (5,242)
                                    ---------     --------      --------     ---------      ---------      ---------

September 30, 2000                   $115,258      $    60       $    49      $293,457       $   (730)      $408,094
                                    =========     ========      ========     =========      =========      =========

                                                                                            ACCUMULATED
                                                                 COMMON                        OTHER
                                                                 STOCK                        COMPRE-
                                      COMMON      PREFERRED    SUBSCRIBED,     RETAINED       HENSIVE
                                      STOCK         STOCK       UNISSUED       EARNINGS       INCOME         TOTAL
                                     ========    ===========  =============   ==========   =============    =======
December 31, 2000                    $119,828      $    57       $    49      $290,405       $   (542)      $409,797
                                                                                                           ---------

Net Income                                                                      24,072                        24,072

Currency Translation Adjustments                                                                 (427)          (427)

Unrealized Gain/(Loss) from
  Interest Rate Swap                                                                           (2,692)        (2,692)
                                                                                                           ---------

Comprehensive Income                                                                                          20,953

Stock Issued                              377                                                                    377

Stock Redeemed                         (4,795)          (5)                                                   (4,800)

Advance Payments                                                      (7)                                         (7)

Dividends Declared                                                              (5,273)                       (5,273)
                                    ---------     --------      --------     ---------      ---------      ---------

September 30, 2001                   $115,410      $    52       $    42      $309,204       $ (3,661)      $421,047
                                    =========     ========      ========     =========      =========      =========

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

Note 2
------

                                        NINE MONTHS 2001   NINE MONTHS 2000
                                        ================   ================

    Earnings for Nine Months              $   24,072         $   57,226
                                         -------------      -------------

    Dividends on Preferred Stock                   2                  2
                                         -------------      -------------

    Available for Common Stock            $   24,070         $   57,224
                                         -------------      -------------

    Average Common Shares Outstanding      5,878,816          6,126,506*
                                         -------------      -------------

    Earnings Per Share                    $     4.09         $     9.34*
                                         -------------      -------------

    * Restated for the declaration of a 5% stock dividend in 2000. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,834,768.

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

    Upon adoption of SFAS No. 133, the Company recorded a liability for the fair value of the interest rate swap of $2,219 in its consolidated balance sheet. On an ongoing basis, the Company will reflect the current fair value of the interest rate swap on its balance sheet. The related gains or losses on the swap are deferred in shareholders' equity as a component of comprehensive income. At January 1, 2001 the Company included unrealized net losses of $1,342 (net of tax) in accumulated other comprehensive income to record the cumulative transition adjustment as a result of adopting SFAS
No. 133. During the three and nine-month periods ended September 30, 2001, unrealized net losses of $1,554 (net of tax) and $1,350 (net of tax), respectively, related to the swap were recorded in accumulated other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense.

Note 4
------

    Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2001 and 2000 was $8,681 and $19,211, respectively.

Note 5
------

    The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivable to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. Borrowings outstanding under the securitization program at September 30, 2001 were $100 million. The Company has $100 million available for additional borrowing under the program at September 30, 2001. The program expires in June 2003.

Note 6
------

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


RESULTS OF OPERATIONS
---------------------

    Net sales in the first nine months of 2001 were 3.5% lower than in the first nine months of 2000. The lower net sales resulted from a generally depressed economy in the market sectors in which the Company operates.

    Gross margin in the first nine months of 2001 decreased 4.6% compared to the first nine months of 2000 primarily due to decreased sales in the electrical and communication markets.

    The increase in selling, general and administrative expenses in the first nine months of 2001 compared to the first nine months of 2000 occurred largely because of growth in personnel complement and increases in compensation and related expenses. Selling, general and administrative expenses were lower for the quarter ending September 30, 2001 compared to the quarter ending September 30, 2000 primarily due to adjustments in compensation and related expenses. In addition, continued implementation of a company-wide customer service and logistics project throughout 2000 and 2001 resulted in higher selling, general and administrative expenses in the first nine months of 2001 compared to the first nine months of 2000 due to increases in the Company's number of facilities and related staffing and start-up expenses. The increased expenses were anticipated by management and are expected to provide future benefits to the Company's results of operations.

    Interest expense decreased in the first nine months of 2001 compared to the first nine months of 2000 primarily due to lower interest rates on short-term borrowings.

    Other income includes service charges for special services provided to one customer of $3,191 and $3,388 and gains on sale of property of $2,539 and $5 in the first nine months of 2001 and 2000, respectively.

    The combined effect of the decrease in gross margin and the increase in other income, together with the decrease in interest expense and increases in selling, general and administrative expenses and depreciation and amortization, resulted in a decrease in pretax earnings of $56,651 in the first nine months of 2001 compared to the same period in 2000.

                      MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    At September 30, 2001, current assets exceeded current liabilities by $515,982, up $66,725 from December 31, 2000. The current assets at September 30, 2001 were sufficient to meet the cash needs required to pay current liabilities. The reduction in accounts receivable from December 31, 2000 to September 30, 2001 resulted primarily from the decrease in sales experienced by the Company. The average number of days of sales in accounts receivable has remained relatively stable during 2001. Merchandise inventory levels were lower at September 30, 2001 when compared to December 31, 2000 inventory levels due largely to improved inventory turnover and reductions in specific inventory carried to support customer contract agreements. The increase in trade accounts payable and the reduction in short-term borrowings resulted primarily from additional dating taken on supplier payments. The Company does not have any other plans or commitments which would require significant amounts of additional working capital.

    The Company is going to convert its existing computer systems to an Enterprise Resource Planning (ERP) system over the course of the next several years. Although the initial stages of the project are currently under way, scheduled implementation dates and the costs to complete the project have not been finalized, although the Company expects that the costs will be substantial. The Company is actively pursuing special financing arrangements to fund the project. The Company expects that conversion to the ERP system will provide future benefits to its results of operations.

    At September 30, 2001, the Company had available to it unused lines of credit amounting to $474,000. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2001 through September 30 ranged from a minimum of $139,264 to a maximum of $479,000.

    The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. In July 2001 the Company received the proceeds from a ten-year note for $100,000 at a fixed interest rate of 7.49% with principal payable in annual installments beginning in July 2005. The note agreement has various covenants which limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreement. Net proceeds from the note were used to pay down outstanding debt. During the first nine months of 2001, cash provided by operations amounted to $218,704 compared to $23,805 cash provided by operations in the first nine months of 2000. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $370 in the first nine months of 2001.

    Capital expenditures for property for the nine-month periods ended September 30, 2001 and 2000 were $40,086 and $41,465, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2001 and 2000 were $4,800 and $3,980, respectively. Dividends paid for the nine-month periods ended September 30, 2001 and 2000 were $11,615 and $11,498, respectively.

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


      November 13, 2001             GRAYBAR ELECTRIC COMPANY, INC.
     -------------------
            (Date)



                                          /S/ R. A. REYNOLDS, JR.
                                    -----------------------------------
                                            R. A. REYNOLDS, JR.
                                                 PRESIDENT


                                             /S/ J. H. HINSHAW
                                    -----------------------------------
                                               J. H. HINSHAW
                                         SENIOR VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER


                                              /S/ J. H. KIPPER
                                    -----------------------------------
                                                J. H. KIPPER
                                               VICE PRESIDENT
                                              AND COMPTROLLER