Form 10-K405
period 2001-12-31
GRAYBAR ELECTRIC CO INC
filed 2002-03-26
CIK 205402

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

                  For the fiscal year ended December 31, 2001.
                                            -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to               .
                                     --------------    --------------

                           GRAYBAR ELECTRIC COMPANY, INC.
      ------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

                         NEW YORK                             13-0794380
      ------------------------------------------------------------------------
      (State or other jurisdiction of incorporation          (IRS Employer
                     or organization)                     Identification No.)

       34 North Meramec Avenue, St. Louis, Missouri              63105
      ------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

        Post Office Box 7231, St. Louis, Missouri                63177
      ------------------------------------------------------------------------
                    (Mailing Address)                         (Zip Code)

      Registrant's telephone number, including area code:  (314) 573-9200
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

                Common Stock outstanding at March 26, 2002 - 6,385,584 Shares

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

    The aggregate stated value of the Common Stock outstanding and, with respect to rights of disposition, beneficially owned by nonaffiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on March 26, 2002, was approximately $127,711,680. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors of the registrant and who collectively exercise all voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. The registrant has the option to repurchase, at the price at which it was issued, each outstanding share of Common Stock in the event of the owner's death, termination of employment other than by retirement, or desire to dispose of such shares. Historically all shares of Common Stock have been issued for $20 per share, and the registrant has always exercised its repurchase option and expects to continue to do so.

    The documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

    (1) Annual Report to Shareholders for the fiscal year ended December 31, 2001 - Part II, Items 5-8.

    (2) Information Statement relating to the 2002 Annual Meeting of Shareholders - Part III, Items 10-13.

                                    PART I
                                    ------

Item 1.   Business
-------   --------
          Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical and communications products and integrated supply services primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users. All products sold by the Company are purchased by the Company from others.
          The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. The location and telephone number of the principal executive offices of the Company are 34 North Meramec Avenue, St. Louis, Missouri (314) 573-9200, and the mailing address of the principal executive offices is P.O. Box 7231, St. Louis, Missouri 63177.

Suppliers
---------
          The Company acts as a distributor of the products of more than 4,000 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship terminable upon 30 to 90 days notice by either party.
          During 2001, the Company purchased a significant portion of its products from several major suppliers. The termination by any of these companies, within a short period of time, of a significant number of their agreements with the Company might have an immediate material adverse effect on the business of the Company, but the Company believes that within a reasonable period of time it could find alternate sources of supply adequate to alleviate such adverse effect.

Products Distributed
--------------------
          The Company distributes more than 175,000 different products and, therefore, is able to supply its customers with a wide variety of electrical and communications products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.
          On December 31, 2001 and 2000, the Company had orders on hand which totaled approximately $356,670,000 and $488,402,000, respectively.
The Company believes that the decrease from 2000 to 2001 resulted from a generally depressed economy in the market sectors in which the Company operates. The Company expects that approximately 85% of the orders on hand at December 31, 2001 will be filled within the twelve-month period ending December 31, 2002. Historically, orders on hand for the Company's products have been firm, but customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing
---------
          The Company sells its products through a network of distribution facilities located in 15 geographical districts throughout the United States. In each district the Company maintains a main distribution facility and a number of branch distribution facilities, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distribution facility in each district carries a substantially larger inventory than the branch facilities so that the branch facilities can call upon the main distribution facility for additional items of inventory. In addition, the Company maintains 13 zone warehouses with both standard and specialized inventory products. The zone warehouses replenish the inventories carried at the distribution facilities and also make shipments directly to customers. The Company also operates two special districts in order to serve the needs of specific customers.
In addition, the Company has subsidiary operations with distribution facilities located in Puerto Rico, Mexico and Canada.

          The distribution facilities operated by the Company at December 31, 2001 are shown in the following table:

                               Number of Branch
Location of Main                 Distribution                                                Number of
Distribution Facility       Facilities in District       Zone Warehouses                     Locations
---------------------       ----------------------       ---------------                     ---------
Boston, MA                            12                 Austell, GA                             1
Cincinnati, OH                        15                 Charlotte, NC                           1
City of Industry, CA                  25                 Cranbury, NJ                            1
Dallas, TX                            12                 Dallas, TX                              1
Glendale Heights, IL                  20                 Fresno, CA                              1
Houston, TX                            9                 Hamilton, OH                            1
Minneapolis, MN                       19                 Joliet, IL                              1
New York, NY                          16                 Puyallup, WA                            1
Norcross, GA                          22                 Rogers, MN                              1
Phoenix, AZ                           11                 Springfield, MO                         1
Pittsburgh, PA                        12                 Stafford, TX                            1
Richmond, VA                          18                 Taunton, MA                             1
Seattle, WA                           11                 Youngstown, OH                          1
St. Louis, MO                         12
Tampa, FL                             20

                                                                                           Number of
Special Customer-Specific                                                                 Distribution
Districts                                                                                  Facilities
-------------------------                                                                  ----------
Greensboro, NC                          4                Graybar International, Inc.
Aurora, CO                              2                ---------------------------
                                                         Puerto Rico                             1

                                                         Graybar Electric Canada, Ltd.
                                                         -----------------------------
                                                         Canada                                  24

                                                         Graybar de Mexico, S.de R.L. de C.V.
                                                         ------------------------------------
                                                         Mexico City, Mexico                     1


          Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately sixty-seven percent of the orders are filled from the Company's inventory and the remainder are shipped directly from the supplier to the place of use. The Company generally finances its inventory from internally generated funds and from long and short-term borrowings.
          The Company distributes its products to more than 200,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the three years ended December 31, attributable to each of these classes:

                CLASS OF CUSTOMERS                      PERCENTAGE OF SALES
                ------------------                      -------------------
                                                  2001          2000          1999
                                                --------      --------      --------
         Electrical Contractors                   38.6%         35.7%         36.7%
         Industrial Plants                         21.5         20.9          22.2
         Communication Companies                   32.5         33.6          30.6
         Private and Public Power Utilities         3.5          3.2           3.6
         Integrated Supply                          3.2          6.0           6.0
         Miscellaneous                               .7           .6            .9
                                                --------      --------      --------
                                                 100.0%        100.0%        100.0%
                                                ========      ========      =========


          At December 31, 2001, the Company employed approximately 3,400 persons in sales capacities. Approximately 1,600 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Employees
---------
          At December 31, 2001, the Company employed approximately 9,800 persons on a full-time basis. Approximately 200 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.   Properties
-------   ----------
          As of December 31, 2001, the Company operated offices and distribution facilities in 283 locations. Of these, 146 were owned by the Company, and the balance were leased. The leases are for varying terms, the majority having a duration of less than five years.
          The Company's distribution facilities consist primarily of warehouse space. A small portion of the space in each facility is used for offices. Distribution facilities vary in size from approximately 4,000 square feet to 300,000 square feet, the average being approximately 38,000 square feet.
          As of December 31, 2001, approximately $19.6 million in debt of the Company was secured by mortgages on 15 buildings. Six of these facilities are subject to a first mortgage securing a 9.23% note, of which $10.9 million in principal amount remains outstanding. Six of these facilities are subject to first mortgages securing variable rate notes, of which $1.0 million in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 7.95% note, of which $3.1 million in principal remains outstanding; a facility in Houston, Texas is subject to a first mortgage securing a 7.75% note, of which $1.3 million in principal remains outstanding; and a facility in St. Louis, Missouri is subject to a first mortgage securing a 7.74% note, of which $3.3 million in principal remains outstanding.

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

Executive Officers of the Registrant
------------------------------------
          Certain information with respect to the executive officers of the Company is set forth in Item 10 of this Annual Report on Form 10-K.

                                   PART II
                                   -------

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
-------   ----------------------------------------------------------------
          Matters
          -------
          The Company is wholly owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. Approximately 95% of this Common Stock is held in a Voting Trust. No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which they were issued. The Company also has the option to purchase the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.
          The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, (the "2001 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.   Selected Financial Data
-------   -----------------------
          The selected financial data for the Company as of December 31, 2001 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 16 of the 2001 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------
          Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17, 18 and 19 of the 2001 Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------
          The Company's interest expense is sensitive to changes in the general level of interest rates. Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed-rate portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable-rate portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
To mitigate the cash flow impact of interest rate fluctuations, the Company generally maintains a significant portion of its debt as fixed rate in nature by borrowing on a long-term basis.
          The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.


                                                                                                                Fair
                                                                                                               Market
                                                                                       There-                  Value
                                2002       2003       2004       2005       2006       after        Total     12/31/01
                                ----       ----       ----       ----       ----       -----        -----     --------
Long-term debt principal
payments by expected
maturity dates, including
current portion -
  Fixed-rate debt(A)           25,795     34,985     34,473     40,033     32,277     173,781      341,344     342,747
  Average interest rate          7.01%      6.89%      6.95%      7.35%      7.17%       7.09%

  Short-term variable-
    rate borrowings(A)         98,737                                                               98,737      98,737
  Average interest rate          2.47%                                                                2.47%

        (A)  Dollars stated in thousands

          The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities. Fair value of the short-term borrowings approximates the carrying value due to the short-term maturity of the instruments.
          In September 2000 the Company entered into a swap agreement to manage interest rates on amounts due under certain operating leases.
The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments with the Company receiving payments based on a London Interbank Offered Rate (LIBOR) floating rate, and making payments based on a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2001 was approximately $(3,126,000).

          Foreign Exchange Rate Risk
          --------------------------
          The Company conducts business in several foreign countries including Canada, Mexico and Puerto Rico. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
          The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2001 Annual Report in such list are incorporated herein by reference.
          Selected quarterly financial data for the years ended December 31, 2001 and 2000 required by Item 302(a) is included in Note 10 -- "Quarterly Financial Information (Unaudited)" to the consolidated financial statements on page 28 of the 2001 Annual Report and is incorporated herein by reference.
          There is no other supplementary financial information required by this item which is applicable to the Company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------
          None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
          The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" in the Company's Information Statement relating to the 2002 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.
          The following directors are also executive officers of the Company:
D. E. DeSousa, T. F. Dowd, G. W. Harper, J. H. Hinshaw, R. A. Reynolds, Jr.,
C. R. Udell and J. F. Van Pelt. Information regarding Mr. Harper (for whom no information will be included in the Information Statement because he is retiring on April 1, 2002), and the other executive officers appears below. All executive officers are elected annually.

Name               Age        Business experience last five years
----               ---        -----------------------------------
G. W. Harper       65         Employed by Company in 1957; Vice President-Operations 1990 to
                              2001; Senior Vice President-Operations November 2001 to present.

J. H. Kipper       49         Employed by Company in 1974; Assistant Comptroller 1989 to 1999;
                              Vice President and Comptroller 1999 to present.

J. N. Reed         45         Employed by Company 1980; Assistant to Treasurer 1993 to 2000;
                              Vice President and Treasurer 2000 to present.

Item 11.  Executive Compensation
--------  ----------------------
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
          The information with respect to the security ownership of beneficial owners of more than 5% of the Common Stock, the directors of the Company and all directors and officers of the Company, which is required to be included pursuant to this Item 12, will be included in the introductory language and under the caption "Directors -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
          The information with respect to any reportable transactions, business relationships and indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals, required to be included pursuant to this Item 13, will be included under the caption "Directors" in the Information Statement and is incorporated herein by reference.

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

          (a)  Documents filed as part of this report:
               --------------------------------------
                  The following financial statements and Report of Independent
               Auditors are included on the indicated pages in the 2001 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

               1. Index to Financial Statements
                  -----------------------------

                  (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 2001 (page 20).

                  (ii) Consolidated Balance Sheets, as of December 31, 2001 and December 31, 2000 (page 21).

                  (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001 (page 22).

                  (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2001 (page 23)

                  (v) Notes to Consolidated Financial Statements (pages 24 to 28).

                  (vi)  Report of Independent Auditors (page 29).

               2. Index to Financial Schedule
                  ---------------------------

               The following schedule for each of the three years ended December 31, 2001, to the financial statements is included on the indicated page in this Annual Report on Form 10-K:

                  (i)   Schedule II.  Valuation and Qualifying Accounts
                        (page 16).

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

            (13) Annual Report to Shareholders for 2001 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

            (21)        List of subsidiaries of the Company.

            (23)        Independent Auditors' Consent of Ernst and Young LLP.

          (b)  Reports on Form 8-K:
               -------------------

               No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2001.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of March, 2002.

                                    GRAYBAR ELECTRIC COMPANY, INC.



                                    By         /S/ R. A. REYNOLDS, JR.
                                       ---------------------------------------
                                                (R. A. Reynolds, Jr.,
                                        Chairman of the Board and President)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 26, 2002.



/S/ R. A. REYNOLDS, JR.                       Director, Chairman of
------------------------------------------    the Board and President
 (R. A. Reynolds, Jr.)                        (Principal Executive Officer)


/S/ J. H. HINSHAW                             Director
------------------------------------------    (Principal Financial Officer)
 (J. H. Hinshaw)


/S/ R. A. COLE                                Director
------------------------------------------
 (R. A. Cole)


/S/ D. E, DeSOUSA                             Director
------------------------------------------
 (D. E. DeSousa)


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


/S/ T. S. GURGANOUS                           Director
------------------------------------------
 (T. S. Gurganous)


/S/ G. W. HARPER                              Director
------------------------------------------
 (G. W. Harper)


/S/ G. D. HODGES                              Director
------------------------------------------
 (G. D. Hodges)

/S/ J. C. LOFF                                Director
------------------------------------------
 (J. C. Loff)


/S/ R. D. OFFENBACHER                         Director
------------------------------------------
 (R. D. Offenbacher)


/S/ K. B. SPARKS                              Director
------------------------------------------
 (K. B. Sparks)


/S/ C. R. UDELL                               Director
------------------------------------------
 (C. R. Udell)


/S/ J. F. VAN PELT                            Director
------------------------------------------
 (J. F. Van Pelt)

                                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                 -----------------------------------------------
                                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  ---------------------------------------------

               Column A                      Column B           Column C         Column D           Column E
               --------                      --------           --------         --------           --------

                                             Balance at         Additions                           Balance
                                             Beginning          Charged to                          at End
                                             of Period            Income         Deductions         of Period
                                             ---------          ----------       ----------         ---------
            Description
            -----------
FOR THE YEAR ENDED DECEMBER 31, 2001:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts        $  8,634,000       $  5,486,000     $  6,165,000 (1)   $  7,955,000
      Allowance for cash discounts                777,000         13,282,000       13,380,000 (2)        679,000
                                             ------------       ------------     ------------       ------------

                    Total                    $  9,411,000       $ 18,768,000     $ 19,545,000       $  8,634,000
                                             ============       ============     ============       ============


FOR THE YEAR ENDED DECEMBER 31, 2000:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts        $  5,021,000       $  8,888,000     $  5,275,000 (1)   $  8,634,000
      Allowance for cash discounts                708,000         13,633,000       13,564,000 (2)        777,000
                                             ------------       ------------     ------------       ------------

                    Total                    $  5,729,000       $ 22,521,000     $ 18,839,000       $  9,411,000
                                             ============       ============     ============       ============


FOR THE YEAR ENDED DECEMBER 31, 1999:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts        $  4,135,000       $  4,090,000     $  3,204,000 (1)   $  5,021,000
      Allowance for cash discounts                648,000         11,525,000       11,465,000 (2)        708,000
                                             ------------       ------------     ------------       ------------

                    Total                    $  4,783,000       $ 15,615,000     $ 14,669,000       $  5,729,000
                                             ============       ============     ============       ============


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

         (13) Annual Report to Shareholders for 2001 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

         (21)   List of subsidiaries of the Company.

         (23)   Independent Auditors' Consent of Ernst and Young LLP.



                               ----------------

                *Incorporated by reference in this Annual Report on Form 10-K.