Form 10-Q
period 2002-03-31
GRAYBAR ELECTRIC CO INC
filed 2002-05-14
CIK 205402

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

     For the quarterly period ended           March 31, 2002
                                      ----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                       ------------    ------------


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                                   NEW YORK                                                13 - 0794380
     --------------------------------------------------------------------------------------------------------------
           (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                    34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                                    63105
     --------------------------------------------------------------------------------------------------------------
                   (Address of principal executive offices)                                 (Zip Code)


                      POST OFFICE BOX 7231, ST. LOUIS, MO                                      63177
     --------------------------------------------------------------------------------------------------------------
                             (Mailing Address)                                              (Zip Code)


     Registrant's telephone number, including area code:   (314)  573 - 9200
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


                              YES   X    NO
                                  -----     -----





     Common Stock Outstanding at April 30, 2002:            6,353,091
                                                     ---------------------
                                                      (Number of Shares)

                                                               PART I
                                                               ------

                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)



                                                                                 MARCH 31, 2002               DECEMBER 31, 2001
                                                                            =========================      =========================
CURRENT ASSETS

   Cash                                                                         $         10,554               $         10,079
                                                                            -------------------------      -------------------------
   Trade receivables                                                                     559,382                        592,752
                                                                            -------------------------      -------------------------
   Merchandise inventory                                                                 568,215                        612,976
                                                                            -------------------------      -------------------------
   Other current assets                                                                   11,973                         14,442
                                                                            -------------------------      -------------------------
        Total current assets                                                           1,150,124                      1,230,249
                                                                            -------------------------      -------------------------

PROPERTY

   Land                                                                                   25,411                         25,402
                                                                            -------------------------      -------------------------
   Buildings and permanent fixtures                                                      234,806                        233,979
                                                                            -------------------------      -------------------------
   Furniture and fixtures                                                                182,698                        170,428
                                                                            -------------------------      -------------------------
   Capital equipment leases                                                               24,159                         24,159
                                                                            -------------------------      -------------------------
   Less-Accumulated depreciation                                                         193,172                        187,492
                                                                            -------------------------      -------------------------
        Net property                                                                     273,902                        266,476
                                                                            -------------------------      -------------------------

DEFERRED FEDERAL INCOME TAXES                                                             10,558                         10,653
                                                                            -------------------------      -------------------------

OTHER ASSETS                                                                              30,364                         28,620
                                                                            -------------------------      -------------------------

                                                                                $      1,464,948               $      1,535,998
                                                                            =========================      =========================

CURRENT LIABILITIES

   Short-term borrowings                                                        $         53,292               $         98,737
                                                                            -------------------------      -------------------------
   Current portion of long-term debt                                                      25,948                         25,795
                                                                            -------------------------      -------------------------
   Trade accounts payable                                                                492,901                        495,143
                                                                            -------------------------      -------------------------
   Other accrued taxes                                                                    14,152                         11,760
                                                                            -------------------------      -------------------------
   Accrued payroll and benefit costs                                                       9,434                         26,816
                                                                            -------------------------      -------------------------
   Dividends payable                                                                         ---                          6,299
                                                                            -------------------------      -------------------------
   Other payables and accruals                                                            41,759                         51,753
                                                                            -------------------------      -------------------------
        Total current liabilities                                                        637,486                        716,303
                                                                            -------------------------      -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                         77,431                         77,431
                                                                            -------------------------      -------------------------

PENSION LIABILITY                                                                         19,223                         19,223
                                                                            -------------------------      -------------------------

LONG TERM DEBT                                                                           313,058                        315,549
                                                                            -------------------------      -------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                                  (Dollars Stated in Thousands)
                                              (Except for Share and Per Share Data)


                                                                              MARCH 31, 2002                DECEMBER 31, 2001
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                 SHARES
                                                 ------
                                          2002             2001
                                          ----             ----
Issued to shareholders                      2,593            2,593
                                      -------------    -------------
In treasury, at cost                         (118)             (27)
                                      -------------    -------------
Outstanding                                 2,475            2,566                       50                            51
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                 SHARES
                                                 ------
                                          2002             2001
                                          ----             ----
Issued to voting trustees               6,152,293        5,427,152
                                      -------------    -------------
Issued to shareholders                    316,647          305,754
                                      -------------    -------------
In treasury, at cost                      (90,227)         (11,700)
                                      -------------    -------------
Outstanding                             6,378,713        5,721,206                  127,574                       114,424
                                      -------------    -------------     -------------------------     -------------------------


Advance payments on subscriptions
  to common stock                                                                        54                           ---
                                                                         -------------------------     -------------------------

Retained earnings                                                                   307,148                       310,521
                                                                         -------------------------     -------------------------

Accumulated other comprehensive
  income (loss)                                                                     (17,076)                      (17,504)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       417,750                       407,492
                                                                         -------------------------     -------------------------

                                                                           $      1,464,948              $      1,535,998
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                  ---------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                                MARCH 31, 2002                 MARCH 31, 2001
                                                                           ==========================     ==========================
GROSS SALES, net of returns and allowances                                   $       970,814                $     1,266,436
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               2,904                          3,368
                                                                           --------------------------     --------------------------

NET SALES                                                                            967,910                      1,263,068
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             786,168                      1,033,768
                                                                           --------------------------     --------------------------

   Gross margin                                                                      181,742                        229,300
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         170,369                        204,614
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          8,529                          7,854
                                                                           --------------------------     --------------------------

   Income from operations                                                              2,844                         16,832
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      2,121                          4,630
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       7,333                         11,564
                                                                           --------------------------     --------------------------

   Income (loss) before provision for income taxes                                    (2,368)                         9,898
                                                                           --------------------------     --------------------------

PROVISION FOR (BENEFIT FROM) INCOME TAXES
   Current                                                                              (816)                         3,643
                                                                           --------------------------     --------------------------
   Deferred                                                                              (96)                           267
                                                                           --------------------------     --------------------------
      Total provision for (benefit from) income taxes                                   (912)                         3,910
                                                                           --------------------------     --------------------------

NET INCOME (LOSS)                                                            $        (1,456)               $         5,988
                                                                           ==========================     ==========================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 2)                         $          (.23)               $          1.01
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $             1                $             1
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,916                          1,775
                                                                           --------------------------     --------------------------
                                                                             $         1,917                $         1,776
                                                                           ==========================     ==========================



See accompanying Notes to Consolidated Financial Statements

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     2002                           2001
                                                                           ==========================     ==========================
CASH FLOWS FROM OPERATIONS

   Net Income (Loss)                                                         $         (1,456)              $          5,988
                                                                           --------------------------     --------------------------

   Adjustments to reconcile net income (loss)
     to cash provided by operations:
      Depreciation and amortization                                                     8,529                          7,854
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                               (96)                           267
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                            ---                         (2,549)
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                             33,370                         39,306
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                         44,761                        (41,404)
                                                                           --------------------------     --------------------------
         Other current assets                                                           2,469                         18,534
                                                                           --------------------------     --------------------------
         Other assets                                                                  (1,744)                        (1,324)
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                        (2,242)                       176,632
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (17,382)                       (42,300)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                     (6,983)                         8,763
                                                                           --------------------------     --------------------------
                                                                                       60,682                        163,779
                                                                           --------------------------     --------------------------

   Net cash provided by operations                                                     59,226                        169,767
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                      766                          2,665
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                               (16,721)                       (11,948)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                              (15,955)                        (9,283)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net decrease in short-term borrowings                                           (45,445)                      (112,322)
                                                                           --------------------------     --------------------------
      Proceeds from long-term debt                                                        ---                             --
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                      (1,251)                        (1,611)
                                                                           --------------------------     --------------------------
      Principal payments under capital equipment leases                                (1,087)                          (766)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                             14,775                            148
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (1,572)                        (1,571)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (8,216)                        (8,119)
                                                                           --------------------------     --------------------------

   Net cash used by financing activities                                              (42,796)                      (124,241)
                                                                           --------------------------     --------------------------

NET INCREASE IN CASH                                                                      475                         36,243
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                10,079                         27,614
                                                                           --------------------------     --------------------------

CASH, END OF FIRST QUARTER                                                   $         10,554               $         63,857
                                                                           ==========================     ==========================

         See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                       ----------------------
                                                       MARCH 31, 2002 AND 2001
                                                       -----------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)

                                                                 COMMON                         ACCUMULATED
                                                                  STOCK                            OTHER
                                        COMMON     PREFERRED   SUBSCRIBED,    RETAINED         COMPREHENSIVE
                                        STOCK        STOCK      UNISSUED      EARNINGS         INCOME (LOSS)         TOTAL
                                     ----------- ------------ ------------ --------------- --------------------- ---------------
December 31, 2000                     $119,828    $      57    $      49    $ 290,405        $      (542)          $ 409,797
                                                                                                                 ---------------

Net Income                                                                      5,988                                  5,988

Currency Translation Adjustments                                                                    (475)               (475)

Cumulative Impact of Adoption of
  SFAS 133 (net of tax of $877)                                                                   (1,342)             (1,342)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $246)                                                                                          (378)               (378)
                                                                                                                 ---------------

Comprehensive Income                                                                                                   3,793
                                                                                                                 ---------------

Stock Issued                               153                                                                           153

Stock Redeemed                          (1,571)                                                                       (1,571)

Advance Payments                                                      (5)                                                 (5)

Dividends Declared                                                             (1,776)                                (1,776)
                                     ----------- ------------ ------------ --------------- --------------------- ---------------

March 31, 2001                        $118,410    $      57    $      44    $ 294,617        $    (2,737)          $ 410,391
                                     =========== ============ ============ =============== ===================== ===============


                                                                 COMMON                         ACCUMULATED
                                                                  STOCK                            OTHER
                                        COMMON     PREFERRED   SUBSCRIBED,    RETAINED         COMPREHENSIVE
                                        STOCK        STOCK      UNISSUED      EARNINGS         INCOME (LOSS)         TOTAL
                                     ----------- ------------ ------------ --------------- --------------------- ---------------

December 31, 2001                     $114,424    $      51    $       0    $ 310,521        $   (17,504)          $ 407,492
                                                                                                                 ---------------

Net Income (Loss)                                                              (1,456)                                (1,456)

Currency Translation Adjustments                                                                      28                  28

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $247)                                                                                           400                 400
                                                                                                                 ---------------

Comprehensive Income (Loss)                                                                                           (1,028)
                                                                                                                 ---------------

Stock Issued                            14,721                                                                        14,721

Stock Redeemed                          (1,571)          (1)                                                          (1,572)

Advance Payments                                                      54                                                  54

Dividends Declared                                                             (1,917)                                (1,917)
                                     ----------- ------------ ------------ --------------- --------------------- ---------------

March 31, 2002                        $127,574    $      50    $      54    $ 307,148        $   (17,076)          $ 417,750
                                     =========== ============ ============ =============== ===================== ===============

See accompanying Notes to Consolidated Financial Statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                        ----------------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)

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

Note 2
------

                                                           THREE MONTHS 2002              THREE MONTHS 2001
                                                       ==========================     =========================
Earnings (Loss) for Three Months                         $        (1,456)               $         5,988
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              1
                                                       --------------------------     -------------------------

Available for Common Stock                               $        (1,457)               $         5,987
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              6,203,143                      5,948,916
                                                       --------------------------     -------------------------

Earnings (Loss) Per Share                                $          (.23)               $          1.01
                                                       --------------------------     -------------------------

Note 3
------

         The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. The trade accounts receivable sold to Graybar Commerce Corporation under the program are fully consolidated in trade receivables in the Company's consolidated balance sheets. Borrowings outstanding under the securitization program at March 31, 2002 were $25 million and are included in short-term borrowings in the Company's consolidated balance sheets. The Company has $250 million available for additional borrowing under the program at March 31, 2002. The program expires in June 2003.

Note 4
------

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but rather will be tested annually for impairment. As of March 31, 2002 the Company has not completed its initial impairment test. The Company will complete the impairment test prior to June 30, 2002. Management does not anticipate that the results of the initial impairment test will have a significant impact on earnings or the financial position of the Company.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

         Net sales in the first three months of 2002 were 23.4% lower than in the first three months of 2001. The lower net sales resulted from a generally depressed economy in the market sectors in which the Company operates. The decrease in communications market sales when comparing the first three months of 2002 to the first three months of 2001 was significantly more than the decrease in sales in the electrical market.

         Gross margin in the first three months of 2002 decreased 20.7% compared to the first three months of 2001 primarily due to decreased sales in the electrical and communications markets.

         The decrease in selling, general and administrative expenses in the first three months of 2002 compared to the first three months of 2001 occurred largely because of adjustments in personnel complement and adjustments in compensation and related expenses.

         Interest expense decreased in the first three months of 2002 compared to the first three months of 2001 primarily due to lower interest rates on short-term borrowings and decreased levels of short-term borrowings required to finance lower levels of inventory and receivables.

         Other income includes service charges for special services provided to one customer of $797 and $1,048 and gains on sale of property of $0 and $2,549 in the first three months of 2002 and 2001, respectively.

         The combined effect of the decreases in gross margin and other income, together with the increase in depreciation and amortization and decreases in selling, general and administrative expenses and interest expense, resulted in a decrease in pretax earnings of $12,266 in the first three months of 2002 compared to the same period in 2001.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At March 31, 2002, current assets exceeded current liabilities by $512,638, down $1,308 from December 31, 2001. The current assets at March 31, 2002 were sufficient to meet the cash needs required to pay current liabilities. The reduction in accounts receivable from December 31, 2001 to March 31, 2002 resulted primarily from the decrease in sales experienced by the Company. The average number of days of sales in accounts receivable has remained relatively stable during the first quarter of 2002. Merchandise inventory levels were lower at March 31, 2002 when compared to December 31, 2001 inventory levels due largely to continuing reductions in specific inventory carried to support customer contract agreements. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         The Company is going to convert its existing computer systems to an Enterprise Resource Planning (ERP) system over the course of the next several years. Although the initial stages of the project are currently under way, scheduled implementation dates have not been finalized. The total project costs are expected to be approximately $90,000. The Company expects that conversion to the ERP system will provide future benefits to its results of operations.

         At March 31, 2002, the Company had available to it unused lines of credit amounting to $625,097. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2002 through March 31 ranged from a minimum of $53,292 to a maximum of $216,779.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 2002, cash provided by operations amounted to $59,226 compared to $169,767 cash provided by operations in the first three months of 2001. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $14,775 in the first three months of 2002. Additional cash of approximately $423 will be provided in the remainder of 2002 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

         Capital expenditures for property for the three-month periods ended March 31, 2002 and 2001 were $16,721 and $11,948, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2002 and 2001 were $1,572 and $1,571, respectively. Dividends paid for the three-month periods ended March 31, 2002 and 2001 were $8,216 and $8,119, respectively.

                         PART II: OTHER INFORMATION
                         --------------------------




Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

              None.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              May 14, 2002                  GRAYBAR ELECTRIC COMPANY, INC.
         ----------------------
                (Date)


                                                 /S/ R. A. REYNOLDS, JR.
                                            -----------------------------------
                                                    R. A. REYNOLDS, JR.
                                                       PRESIDENT AND
                                                PRINCIPAL EXECUTIVE OFFICER


                                                    /S/ J. H. HINSHAW
                                            -----------------------------------
                                                       J. H. HINSHAW
                                                 SENIOR VICE PRESIDENT AND
                                                PRINCIPAL FINANCIAL OFFICER


                                                     /S/ J. H. KIPPER
                                            -----------------------------------
                                                       J. H. KIPPER
                                                      VICE PRESIDENT
                                                      AND COMPTROLLER