Form 10-Q
period 2002-06-30
GRAYBAR ELECTRIC CO INC
filed 2002-08-12
CIK 205402

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

      For the quarterly period ended       June 30, 2002
                                     ------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    ------------------


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                         NEW YORK                              13-0794380
      ------------------------------------------------------------------------
      (State or other jurisdiction of incorporation         (I.R.S. Employer
                     or organization)                      Identification No.)


            34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                63105
      ------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


             POST OFFICE BOX 7231, ST. LOUIS, MO                  63177
      ------------------------------------------------------------------------
                     (Mailing Address)                          (Zip Code)


      Registrant's telephone number, including area code:    (314) 573-9200
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


                              YES  X   NO
                                  ---     ---

      Common Stock Outstanding at July 31, 2002:                6,279,235
                                                        ----------------------
                                                          (Number of Shares)

                                                              PART I
                                                              ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                                JUNE 30, 2002                   DECEMBER 31, 2001
                                                                            ---------------------             ---------------------
CURRENT ASSETS

   Cash                                                                         $      10,602                     $      10,079
                                                                            ---------------------             ---------------------
   Trade receivables                                                                  563,650                           592,752
                                                                            ---------------------             ---------------------
   Merchandise inventory                                                              548,761                           612,976
                                                                            ---------------------             ---------------------
   Other current assets                                                                11,322                            14,442
                                                                            ---------------------             ---------------------
      Total current assets                                                          1,134,335                         1,230,249
                                                                            ---------------------             ---------------------

PROPERTY

   Land                                                                                25,554                            25,402
                                                                            ---------------------             ---------------------
   Buildings and permanent fixtures                                                   237,422                           233,979
                                                                            ---------------------             ---------------------
   Furniture and fixtures                                                             168,617                           168,918
                                                                            ---------------------             ---------------------
   Software                                                                            18,937                             1,510
                                                                            ---------------------             ---------------------
   Capital equipment leases                                                            24,159                            24,159
                                                                            ---------------------             ---------------------
   Less - Accumulated depreciation                                                    198,787                           187,492
                                                                            ---------------------             ---------------------
        Net property                                                                  275,902                           266,476
                                                                            ---------------------             ---------------------

DEFERRED FEDERAL INCOME TAXES                                                          11,300                            10,653
                                                                            ---------------------             ---------------------

OTHER ASSETS                                                                           31,487                            28,620
                                                                            ---------------------             ---------------------

                                                                                $   1,453,024                     $   1,535,998
                                                                            =====================             =====================

CURRENT LIABILITIES

   Short-term borrowings                                                        $      46,433                     $      98,737
                                                                            ---------------------             ---------------------
   Current portion of long-term debt                                                   29,736                            25,795
                                                                            ---------------------             ---------------------
   Trade accounts payable                                                             497,389                           495,143
                                                                            ---------------------             ---------------------
   Other accrued taxes                                                                 11,916                            11,760
                                                                            ---------------------             ---------------------
   Accrued payroll and benefit costs                                                   13,188                            26,816
                                                                            ---------------------             ---------------------
   Dividends payable                                                                      ---                             6,299
                                                                            ---------------------             ---------------------
   Other payables and accruals                                                         46,466                            51,753
                                                                            ---------------------             ---------------------
        Total current liabilities                                                     645,128                           716,303
                                                                            ---------------------             ---------------------

POSTRETIREMENT BENEFITS LIABILITY                                                      77,431                            77,431
                                                                            ---------------------             ---------------------

PENSION LIABILITY                                                                      19,223                            19,223
                                                                            ---------------------             ---------------------

LONG TERM DEBT                                                                        294,231                           315,549
                                                                            ---------------------             ---------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                                JUNE 30, 2002                   DECEMBER 31, 2001
                                                                            ---------------------             ---------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                 SHARES
                                                 ------
                                          2002             2001
                                          ----             ----
Issued to shareholders                      2,593            2,593
                                      -------------    -------------
In treasury, at cost                         (143)             (27)
                                      -------------    -------------
Outstanding                                 2,450            2,566                         49                                51
                                      -------------    -------------        ---------------------             ---------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                 SHARES
                                                 ------
                                          2002             2001
                                          ----             ----
Issued to voting trustees               6,159,689        5,427,152
                                      -------------    -------------
Issued to shareholders                    316,669          305,754
                                      -------------    -------------
In treasury, at cost                     (170,835)         (11,700)
                                      -------------    -------------
Outstanding                             6,305,523        5,721,206                    126,110                           114,424
                                      -------------    -------------        ---------------------             ---------------------

Advance payments on subscriptions
  to common stock                                                                          53                               ---
                                                                            ---------------------             ---------------------

Retained earnings                                                                     308,649                           310,521
                                                                            ---------------------             ---------------------

Accumulated other comprehensive
  income (loss)                                                                       (17,850)                          (17,504)
                                                                            ---------------------             ---------------------

   TOTAL SHAREHOLDERS' EQUITY                                                         417,011                           407,492
                                                                            ---------------------             ---------------------

                                                                                $   1,453,024                     $   1,535,998
                                                                            =====================             =====================


See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                                JUNE 30, 2002                     JUNE 30, 2001
                                                                            ---------------------             ---------------------

GROSS SALES, net of returns and allowances                                      $   1,049,060                     $   1,288,202
                                                                            ---------------------             ---------------------
   Less - Cash discounts                                                                2,968                             3,535
                                                                            ---------------------             ---------------------

NET SALES                                                                           1,046,092                         1,284,667
                                                                            ---------------------             ---------------------

COST OF MERCHANDISE SOLD                                                              855,854                         1,057,336
                                                                            ---------------------             ---------------------

   Gross margin                                                                       190,238                           227,331
                                                                            ---------------------             ---------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          170,799                           199,169
                                                                            ---------------------             ---------------------

DEPRECIATION AND AMORTIZATION                                                           8,037                             8,163
                                                                            ---------------------             ---------------------

   Income from operations                                                              11,402                            19,999
                                                                            ---------------------             ---------------------

OTHER INCOME, net                                                                       1,676                             2,312
                                                                            ---------------------             ---------------------

INTEREST EXPENSE                                                                        7,555                            10,032
                                                                            ---------------------             ---------------------

   Income before provision for income taxes                                             5,523                            12,279
                                                                            ---------------------             ---------------------

PROVISION FOR INCOME TAXES
   Current                                                                              2,223                             4,828
                                                                            ---------------------             ---------------------
   Deferred                                                                               (96)                               21
                                                                            ---------------------             ---------------------
      Total provision for income taxes                                                  2,127                             4,849
                                                                            ---------------------             ---------------------

NET INCOME                                                                      $       3,396                     $       7,430
                                                                            =====================             =====================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                   $         .54                     $        1.26
                                                                            =====================             =====================

DIVIDENDS
   Preferred - $.25 per share                                                   $           0                     $           1
                                                                            ---------------------             ---------------------
   Common - $.30 per share                                                              1,895                             1,761
                                                                            ---------------------             ---------------------
                                                                                $       1,895                     $       1,762
                                                                            =====================             =====================


See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                  (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                               SIX MONTHS ENDED
                                                                                JUNE 30, 2002                     JUNE 30, 2001
                                                                            ---------------------             ---------------------

GROSS SALES, net of returns and allowances                                      $   2,019,874                     $   2,554,638
                                                                            ---------------------             ---------------------

   Less - Cash discounts                                                                5,872                             6,903
                                                                            ---------------------             ---------------------

NET SALES                                                                           2,014,002                         2,547,735
                                                                            ---------------------             ---------------------

COST OF MERCHANDISE SOLD                                                            1,642,022                         2,091,104
                                                                            ---------------------             ---------------------

   Gross margin                                                                       371,980                           456,631
                                                                            ---------------------             ---------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          341,168                           403,783
                                                                            ---------------------             ---------------------

DEPRECIATION AND AMORTIZATION                                                          16,566                            16,017
                                                                            ---------------------             ---------------------

   Income from operations                                                              14,246                            36,831
                                                                            ---------------------             ---------------------

OTHER INCOME, net                                                                       3,797                             6,942
                                                                            ---------------------             ---------------------

INTEREST EXPENSE                                                                       14,888                            21,596
                                                                            ---------------------             ---------------------

   Income before provision for income taxes                                             3,155                            22,177
                                                                            ---------------------             ---------------------

PROVISION FOR INCOME TAXES
   Current                                                                              1,407                             8,471
                                                                            ---------------------             ---------------------
   Deferred                                                                              (192)                              288
                                                                            ---------------------             ---------------------
      Total provision for income taxes                                                  1,215                             8,759
                                                                            ---------------------             ---------------------

NET INCOME                                                                      $       1,940                     $      13,418
                                                                            =====================             =====================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                   $         .31                     $        2.27
                                                                            =====================             =====================

DIVIDENDS
   Preferred - $.50 per share                                                   $           1                     $           1
                                                                            ---------------------             ---------------------
   Common - $.60 per share                                                              3,811                             3,537
                                                                            ---------------------             ---------------------
                                                                                $       3,812                     $       3,538
                                                                            =====================             =====================

See accompanying Notes to Consolidated Financial Statements

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             -------------------------------------
                                                (Dollars Stated in Thousands)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                     2002                              2001
                                                                            ---------------------             ---------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                   $       1,940                     $      13,418
                                                                            ---------------------             ---------------------

   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                    16,566                            16,017
                                                                            ---------------------             ---------------------
      Deferred income taxes                                                              (192)                              288
                                                                            ---------------------             ---------------------
      Gain on sale of property                                                            ---                            (2,549)
                                                                            ---------------------             ---------------------
      Changes in assets and liabilities:
         Trade receivables                                                             29,102                            32,283
                                                                            ---------------------             ---------------------
         Merchandise inventory                                                         64,215                            49,008
                                                                            ---------------------             ---------------------
         Other current assets                                                           3,120                            20,928
                                                                            ---------------------             ---------------------
         Other assets                                                                  (2,867)                           (7,432)
                                                                            ---------------------             ---------------------
         Trade accounts payable                                                         2,246                           127,331
                                                                            ---------------------             ---------------------
         Accrued payroll and benefit costs                                            (13,628)                          (37,545)
                                                                            ---------------------             ---------------------
         Other accrued liabilities                                                     (5,932)                          (27,803)
                                                                            ---------------------             ---------------------
                                                                                       92,630                           170,526
                                                                             ---------------------             ---------------------

   Net cash provided by operations                                                     94,570                           183,944
                                                                            ---------------------             ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                    2,409                             2,746
                                                                            ---------------------             ---------------------
      Capital expenditures for property                                               (28,401)                          (27,911)
                                                                            ---------------------             ---------------------

   Net cash used by investing activities                                              (25,992)                          (25,165)
                                                                            ---------------------             ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net decrease in short-term borrowings                                           (52,304)                         (138,147)
                                                                            ---------------------             ---------------------
      Proceeds from long-term debt                                                        ---                                --
                                                                            ---------------------             ---------------------
      Repayment of long-term debt                                                     (15,118)                          (15,503)
                                                                            ---------------------             ---------------------
      Principal payments under capital equipment leases                                (2,259)                           (1,725)
                                                                            ---------------------             ---------------------
      Sale of common stock                                                             14,922                               259
                                                                            ---------------------             ---------------------
      Purchase of treasury stock                                                       (3,185)                           (2,901)
                                                                            ---------------------             ---------------------
      Dividends paid                                                                  (10,111)                           (9,881)
                                                                            ---------------------             ---------------------

   Net cash used by financing activities                                              (68,055)                         (167,898)
                                                                            ---------------------             ---------------------

NET INCREASE (DECREASE) IN CASH                                                           523                            (9,119)
                                                                            ---------------------             ---------------------

CASH, BEGINNING OF YEAR                                                                10,079                            27,614
                                                                            ---------------------             ---------------------

CASH, END OF SECOND QUARTER                                                     $      10,602                     $      18,495
                                                                            =====================             =====================

See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  ----------------------------------------------------------
                                                  FOR THE SIX MONTHS ENDED
                                                  ------------------------
                                                   JUNE 30, 2002 AND 2001
                                                   ----------------------
                                               (Dollars Stated in Thousands)

                                                                        COMMON                      ACCUMULATED
                                                                        STOCK                          OTHER
                                          COMMON       PREFERRED      SUBSCRIBED,     RETAINED     COMPREHENSIVE
                                           STOCK         STOCK         UNISSUED       EARNINGS     INCOME (LOSS)      TOTAL
                                       ------------   ------------   ------------   ------------   -------------   ------------

December 31, 2000                        $119,828       $     57       $     49       $290,405       $    (542)      $409,797
                                                                                                                   ------------

Net Income                                                                              13,418                         13,418

Currency Translation Adjustments                                                                            (8)            (8)

Cumulative Impact of Adoption of
  SFAS 133 (net of tax of $877)                                                                         (1,342)        (1,342)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $134)                                                                                                 204            204
                                                                                                                   ------------

Comprehensive Income                                                                                                   12,272
                                                                                                                   ------------

Stock Issued                                  266                                                                         266

Stock Redeemed                             (2,899)            (2)                                                      (2,901)

Advance Payments                                                             (7)                                           (7)

Dividends Declared                                                                      (3,538)                        (3,538)
                                       ------------   ------------   ------------   ------------   -------------   ------------

June 30, 2001                            $117,195       $     55       $     42       $300,285       $  (1,688)      $415,889
                                       ============   ============   ============   ============   =============   ============


                                                                        COMMON                      ACCUMULATED
                                                                        STOCK                          OTHER
                                          COMMON       PREFERRED      SUBSCRIBED,     RETAINED     COMPREHENSIVE
                                           STOCK         STOCK         UNISSUED       EARNINGS     INCOME (LOSS)      TOTAL
                                       ------------   ------------   ------------   ------------   -------------   ------------

December 31, 2001                        $114,424       $     51       $      0       $310,521       $ (17,504)      $407,492
                                                                                                                   ------------

Net Income                                                                               1,940                          1,940

Currency Translation Adjustments                                                                           290            290

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $414)                                                                                                (636)          (636)
                                                                                                                   ------------

Comprehensive Income                                                                                                    1,594
                                                                                                                   ------------

Stock Issued                               14,869                                                                      14,869

Stock Redeemed                             (3,183)            (2)                                                      (3,185)

Advance Payments                                                             53                                            53

Dividends Declared                                                                      (3,812)                        (3,812)
                                       ------------   ------------   ------------   ------------   -------------   ------------

June 30, 2002                            $126,110       $     49       $     53       $308,649       $ (17,850)      $417,011
                                       ============   ============   ============   ============   =============   ============

See accompanying Notes to Consolidated Financial Statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                           -----------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)

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

Note 2
------

                                                        SIX MONTHS 2002             SIX MONTHS 2001
                                                    -----------------------     -----------------------

Earnings for Six Months                                 $       1,940               $        13,418
                                                    -----------------------     -----------------------

Dividends on Preferred Stock                                        1                             1
                                                    -----------------------     -----------------------

Available for Common Stock                              $       1,939               $        13,417
                                                    -----------------------     -----------------------

Average Common Shares Outstanding                           6,263,736                     5,915,971
                                                    -----------------------     -----------------------

Earnings Per Share                                      $         .31               $          2.27
                                                    -----------------------     -----------------------

Note 3
------

         The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. The trade accounts receivable sold to Graybar Commerce Corporation under the program are fully consolidated in trade receivables in the Company's consolidated balance sheets. Borrowings outstanding under the securitization program at June 30, 2002 were $25 million and are included in short-term borrowings in the Company's consolidated balance sheets. The Company has $250 million available for additional borrowing under the program at June 30, 2002. The program expires in June 2003.

Note 4
------

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but rather will be tested annually for impairment. The effect of amortization expense related to goodwill on net income in prior periods was not material. As of June 30, 2002 the Company has completed its initial impairment test and concluded that there is no impact on earnings or the financial position of the Company based on the results.

Note 5
------

         Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2002 and 2001 was $2,622 and $8,479, respectively.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

         Net sales in the first six months of 2002 were 20.9% lower than in the first six months of 2001. The lower net sales resulted from a generally depressed economy in the market sectors in which the Company operates. The decrease in communications market sales when comparing the first six months of 2002 to the first six months of 2001 was significantly more than the decrease in sales in the electrical market.

         Gross margin in the first six months of 2002 decreased 18.5% compared to the first six months of 2001 primarily due to decreased sales in the electrical and communications markets.

         The decrease in selling, general and administrative expenses in the first six months of 2002 compared to the first six months of 2001 occurred largely because of adjustments in personnel complement and reductions in compensation and related expenses of approximately $35,000, including a reduction in the Company's rate of accrued contribution to the profit sharing and savings plan.

         Interest expense decreased in the first six months of 2002 compared to the first six months of 2001 primarily due to lower interest rates on short-term borrowings and decreased levels of short-term borrowings required to finance lower levels of inventory and receivables.

         Other income includes service charges for special services provided to one customer of $1,629 and $2,179 and gains on sale of property of $0 and $2,549 in the first six months of 2002 and 2001, respectively.

         The combined effect of the decreases in gross margin and other income, together with the increase in depreciation and amortization and decreases in selling, general and administrative expenses and interest expense, resulted in a decrease in pretax earnings of $19,022 in the first six months of 2002 compared to the same period in 2001.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At June 30, 2002, current assets exceeded current liabilities by $489,207, down $24,739 from December 31, 2001. The current assets at June 30, 2002 were sufficient to meet the cash needs required to pay current liabilities. The reduction in accounts receivable from December 31, 2001 to June 30, 2002 resulted primarily from the decrease in sales experienced by the Company. The average number of days of sales in accounts receivable has decreased during the first six months of 2002. Merchandise inventory levels were lower at June 30, 2002 when compared to December 31, 2001 inventory levels due largely to continuing reductions in specific inventory carried to support customer contract agreements.

         The Company is going to convert its existing computer systems to an Enterprise Resource Planning (ERP) system over the course of the next several years. The project is currently in the application design and development stage, and the Company expects to begin implementation of the new system in early 2003. The total project costs are expected to be approximately $90,000. The Company plans to fund the project through a combination of equipment leases and working capital. Project costs through June 30, 2002 are approximately $24,000, of which $18,937 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At June 30, 2002, the Company had available to it unused lines of credit amounting to $621,641. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2002 through June 30 ranged from a minimum of $45,228 to a maximum of $216,779.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first six months of 2002, cash provided by operations amounted to $94,570 compared to $183,944 cash provided by operations in the first six months of 2001. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $14,922 in the first six months of 2002. Additional cash of approximately $276 will be provided in the remainder of 2002 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

         Capital expenditures for property for the six-month periods ended June 30, 2002 and 2001 were $28,401 and $27,911, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2002 and 2001 were $3,185 and $2,901, respectively. Dividends paid for the six-month periods ended June 30, 2002 and 2001 were $10,111 and $9,881, respectively.

                         PART II: OTHER INFORMATION
                         --------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

                    The annual meeting of shareholders occurred on June 13, 2002. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 6,052,290 votes, no negative votes were cast.

       1.       R. A. Cole
       2.       D. E. DeSousa
       3.       T. F. Dowd
       4.       L. R. Giglio
       5.       T. S. Gurganous
       6.       J. H. Hinshaw
       7.       G. D. Hodges
       8.       J. C. Loff
       9.       R. D. Offenbacher
      10.       R. A. Reynolds, Jr.
      11.       K. B. Sparks
      12.       C. R. Udell
      13.       J. F. Van Pelt


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

             99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.
             99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

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


           August 12, 2002           GRAYBAR ELECTRIC COMPANY, INC.
         -------------------
               (Date)


                                              /S/R. A. REYNOLDS, JR.
                                     ---------------------------------------
                                               R. A. REYNOLDS, JR.
                                                  PRESIDENT AND
                                           PRINCIPAL EXECUTIVE OFFICER


                                                 /S/J. H. HINSHAW
                                     ---------------------------------------
                                                  J. H. HINSHAW
                                            SENIOR VICE PRESIDENT AND
                                           PRINCIPAL FINANCIAL OFFICER


                                                 /S/J. H. KIPPER
                                     ---------------------------------------
                                                  J. H. KIPPER
                                                 VICE PRESIDENT
                                                 AND COMPTROLLER

                                EXHIBIT INDEX
                                -------------


99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.