Form 10-Q
period 2002-09-30
GRAYBAR ELECTRIC CO INC
filed 2002-11-13
CIK 205402

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

      For the quarterly period ended        September 30, 2002
                                      --------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                                 NEW YORK                                                   13 - 0794380
      -----------------------------------------------------------------------------------------------------------------
           (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                    34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                                      63105
      -----------------------------------------------------------------------------------------------------------------
                   (Address of principal executive offices)                                   (Zip Code)


                      POST OFFICE BOX 7231, ST. LOUIS, MO                                       63177
      -----------------------------------------------------------------------------------------------------------------
                             (Mailing Address)                                                (Zip Code)


      Registrant's telephone number, including area code:  (314)  573 - 9200
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


                                YES    X    NO
                                    -------    --------





      Common Stock Outstanding at October 31, 2002:          6,203,227
                                                       ---------------------
                                                        (Number of Shares)

Item 1.  Financial Statements

                                                         PART I
                                                         ------

                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)



                                                                   SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                                              -----------------------------     -------------------------
CURRENT ASSETS

   Cash                                                           $         25,806                  $         10,079
                                                              -----------------------------     -------------------------
   Trade receivables                                                       552,131                           592,752
                                                              -----------------------------     -------------------------
   Merchandise inventory                                                   511,320                           612,976
                                                              -----------------------------     -------------------------
   Other current assets                                                     11,423                            14,442
                                                              -----------------------------     -------------------------
        Total current assets                                             1,100,680                         1,230,249
                                                              -----------------------------     -------------------------
PROPERTY

   Land                                                                     25,603                            25,402
                                                              -----------------------------     -------------------------
   Buildings and permanent fixtures                                        234,876                           233,979
                                                              -----------------------------     -------------------------
   Furniture and fixtures                                                  169,096                           168,918
                                                              -----------------------------     -------------------------
   Software                                                                 27,040                             1,510
                                                              -----------------------------     -------------------------
   Capital equipment leases                                                 24,159                            24,159
                                                              -----------------------------     -------------------------
   Less - Accumulated depreciation                                         203,890                           187,492
                                                              -----------------------------     -------------------------
        Net property                                                       276,884                           266,476
                                                              -----------------------------     -------------------------
DEFERRED FEDERAL INCOME TAXES                                               12,420                            10,653
                                                              -----------------------------     -------------------------
OTHER ASSETS                                                                32,413                            28,620
                                                              -----------------------------     -------------------------
                                                                  $      1,422,397                  $      1,535,998
                                                              =============================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                          $         11,891                  $         98,737
                                                              -----------------------------     -------------------------
   Current portion of long-term debt                                        26,236                            25,795
                                                              -----------------------------     -------------------------
   Trade accounts payable                                                  497,703                           495,143
                                                              -----------------------------     -------------------------
   Other accrued taxes                                                      15,127                            11,760
                                                              -----------------------------     -------------------------
   Accrued payroll and benefit costs                                        17,869                            26,816
                                                              -----------------------------     -------------------------
   Dividends payable                                                           ---                             6,299
                                                              -----------------------------     -------------------------
   Other payables and accruals                                              57,736                            51,753
                                                              -----------------------------     -------------------------
        Total current liabilities                                          626,562                           716,303
                                                              -----------------------------     -------------------------
POSTRETIREMENT BENEFITS LIABILITY                                           77,431                            77,431
                                                              -----------------------------     -------------------------
PENSION LIABILITY                                                           19,223                            19,223
                                                              -----------------------------     -------------------------
LONG-TERM DEBT                                                             282,303                           315,549
                                                              -----------------------------     -------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                                  (Dollars Stated in Thousands)
                                              (Except for Share and Per Share Data)


                                                                            SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                  SHARES
                                                  ------
                                           2002             2001
                                           ----             ----
Issued to shareholders                      2,593            2,593
                                      -------------    -------------
In treasury, at cost                         (143)             (27)
                                      -------------    -------------
Outstanding                                 2,450            2,566                       49                            51
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                  SHARES
                                                  ------
                                           2002             2001
                                           ----             ----
Issued to voting trustees               6,166,405        5,427,152
                                      -------------    -------------
Issued to shareholders                    316,692          305,754
                                      -------------    -------------
In treasury, at cost                     (251,966)         (11,700)
                                      -------------    -------------
Outstanding                             6,231,131        5,721,206                  124,623                       114,424
                                      -------------    -------------     -------------------------     -------------------------

Advance payments on subscriptions
  to common stock                                                                        52                           ---
                                                                         -------------------------     -------------------------
Retained earnings                                                                   312,330                       310,521
                                                                         -------------------------     -------------------------
Accumulated other comprehensive
  income (loss)                                                                     (20,176)                      (17,504)
                                                                         -------------------------     -------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                       416,878                       407,492
                                                                         -------------------------     -------------------------
                                                                           $      1,422,397              $      1,535,998
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                             CONSOLIDATED STATEMENTS OF INCOME
                                             ---------------------------------
                                               (Dollars Stated in Thousands)
                                           (Except for Share and Per Share Data)

                                                                                       QUARTER ENDED
                                                                    SEPTEMBER 30, 2002             SEPTEMBER 30, 2001
                                                                 --------------------------     --------------------------
GROSS SALES, net of returns and allowances                         $     1,016,893                $     1,198,536
                                                                 --------------------------     --------------------------
   Less - Cash discounts                                                     3,110                          3,218
                                                                 --------------------------     --------------------------

NET SALES                                                                1,013,783                      1,195,318
                                                                 --------------------------     --------------------------
COST OF MERCHANDISE SOLD                                                   824,963                        984,223
                                                                 --------------------------     --------------------------
   Gross margin                                                            188,820                        211,095
                                                                 --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               165,996                        177,951
                                                                 --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                8,896                          8,662
                                                                 --------------------------     --------------------------

   Income from operations                                                   13,928                         24,482
                                                                 --------------------------     --------------------------

OTHER INCOME, net                                                            1,675                          2,305
                                                                 --------------------------     --------------------------

INTEREST EXPENSE                                                             6,574                          9,175
                                                                 --------------------------     --------------------------

   Income before provision for income taxes                                  9,029                         17,612
                                                                 --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                   3,571                          6,799
                                                                 --------------------------     --------------------------
   Deferred                                                                    (96)                           159
                                                                 --------------------------     --------------------------
      Total provision for income taxes                                       3,475                          6,958
                                                                 --------------------------     --------------------------

NET INCOME                                                         $         5,554                $        10,654
                                                                 ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                               $           .89                $          1.83
                                                                 ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                      $             1                $             1
                                                                 --------------------------     --------------------------
   Common - $.30 per share                                                   1,872                          1,734
                                                                 --------------------------     --------------------------
                                                                   $         1,873                $         1,735
                                                                 ==========================     ==========================



See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                              (Dollars Stated in Thousands)
                                          (Except for Share and Per Share Data)

                                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2002             SEPTEMBER 30, 2001
                                                               --------------------------     --------------------------
GROSS SALES, net of returns and allowances                       $     3,036,767                $     3,753,174
                                                               --------------------------     --------------------------
   Less - Cash discounts                                                   8,982                         10,121
                                                               --------------------------     --------------------------

NET SALES                                                              3,027,785                      3,743,053
                                                               --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                               2,466,985                      3,075,327
                                                               --------------------------     --------------------------

   Gross margin                                                          560,800                        667,726
                                                               --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             507,164                        581,734
                                                               --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                             25,462                         24,679
                                                               --------------------------     --------------------------

   Income from operations                                                 28,174                         61,313
                                                               --------------------------     --------------------------

OTHER INCOME, net                                                          5,472                          9,247
                                                               --------------------------     --------------------------

INTEREST EXPENSE                                                          21,462                         30,771
                                                               --------------------------     --------------------------

   Income before provision for income taxes                               12,184                         39,789
                                                               --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                 4,978                         15,270
                                                               --------------------------     --------------------------
   Deferred                                                                 (288)                           447
                                                               --------------------------     --------------------------
      Total provision for income taxes                                     4,690                         15,717
                                                               --------------------------     --------------------------

NET INCOME                                                       $         7,494                $        24,072
                                                               ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                    $          1.20                $          4.09
                                                               ==========================     ==========================

DIVIDENDS
   Preferred - $.75 per share                                    $             2                $             2
                                                               --------------------------     --------------------------
   Common - $.90 per share                                                 5,683                          5,271
                                                               --------------------------     --------------------------
                                                                 $         5,685                $         5,273
                                                               ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------
                                               (Dollars Stated in Thousands)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                           2002                           2001
                                                                 --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                        $       7,494                  $      24,072
                                                                 --------------------------     --------------------------
   Adjustments to reconcile net income
     to cash provided by operations:
      Depreciation and amortization                                         25,462                         24,679
                                                                 --------------------------     --------------------------
      Deferred income taxes                                                   (288)                           447
                                                                 --------------------------     --------------------------
      Gain on sale of property                                                 ---                         (2,539)
                                                                 --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                  40,621                         94,718
                                                                 --------------------------     --------------------------
         Merchandise inventory                                             101,656                         82,444
                                                                 --------------------------     --------------------------
         Other current assets                                                3,019                         19,996
                                                                 --------------------------     --------------------------
         Other assets                                                       (3,793)                        (7,479)
                                                                 --------------------------     --------------------------
         Trade accounts payable                                              2,560                         47,406
                                                                 --------------------------     --------------------------
         Accrued payroll and benefit costs                                  (8,947)                       (33,954)
                                                                 --------------------------     --------------------------
         Other accrued liabilities                                           5,198                        (31,086)
                                                                 --------------------------     --------------------------
                                                                           165,488                        194,632
                                                                 --------------------------     --------------------------

   Net cash provided by operations                                         172,982                        218,704
                                                                 --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                         6,034                          2,886
                                                                 --------------------------     --------------------------
      Capital expenditures for property                                    (41,904)                       (40,086)
                                                                 --------------------------     --------------------------

   Net cash used by investing activities                                   (35,870)                       (37,200)
                                                                 --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net decrease in short-term borrowings                                (86,846)                      (266,935)
                                                                 --------------------------     --------------------------
      Proceeds from long-term debt                                             ---                        100,000
                                                                 --------------------------     --------------------------
      Repayment of long-term debt                                          (29,276)                       (16,980)
                                                                 --------------------------     --------------------------
      Principal payments under capital equipment leases                     (3,528)                        (2,654)
                                                                 --------------------------     --------------------------
      Sale of common stock                                                  15,056                            370
                                                                 --------------------------     --------------------------
      Purchase of treasury stock                                            (4,807)                        (4,800)
                                                                 --------------------------     --------------------------
      Dividends paid                                                       (11,984)                       (11,615)
                                                                 --------------------------     --------------------------

   Net cash used by financing activities                                  (121,385)                      (202,614)
                                                                 --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                             15,727                        (21,110)
                                                                 --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                     10,079                         27,614
                                                                 --------------------------     --------------------------

CASH, END OF THIRD QUARTER                                           $      25,806                  $       6,504
                                                                 ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  ----------------------------------------------------------
                                                  FOR THE NINE MONTHS ENDED
                                                  -------------------------
                                                 SEPTEMBER 30, 2002 AND 2001
                                                 ---------------------------
                                                (Dollars Stated in Thousands)

                                                                    COMMON                       ACCUMULATED
                                                                    STOCK                           OTHER
                                         COMMON      PREFERRED    SUBSCRIBED,    RETAINED       COMPREHENSIVE
                                         STOCK         STOCK       UNISSUED      EARNINGS        INCOME (LOSS)        TOTAL
                                     ------------ -------------- ------------- ------------- ------------------- -------------
December 31, 2000                     $ 119,828     $      57     $        49   $  290,405     $       (542)       $ 409,797
                                                                                                                 -------------

Net Income                                                                          24,072                            24,072

Currency Translation Adjustments                                                                       (427)            (427)

Cumulative Impact of Adoption of
  SFAS 133 (net of tax of $877)                                                                      (1,342)          (1,342)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $881)                                                                                           (1,350)          (1,350)
                                                                                                                 -------------

Comprehensive Income                                                                                                  20,953
                                                                                                                 -------------

Stock Issued                                377                                                                          377

Stock Redeemed                           (4,795)           (5)                                                        (4,800)

Advance Payments                                                           (7)                                            (7)

Dividends Declared                                                                  (5,273)                           (5,273)
                                     ------------ -------------- ------------- ------------- ------------------- -------------

September 30, 2001                    $ 115,410     $      52     $        42   $  309,204     $     (3,661)       $ 421,047
                                     ============ ============== ============= ============= =================== =============


                                                                    COMMON                        ACCUMULATED
                                                                    STOCK                            OTHER
                                       COMMON       PREFERRED     SUBSCRIBED,     RETAINED       COMPREHENSIVE
                                        STOCK         STOCK         UNISSUED      EARNINGS       INCOME (LOSS)        TOTAL
                                   -------------- -------------- -------------  ------------- ------------------- -------------
December 31, 2001                   $   114,424    $     51        $       0     $  310,521        $  (17,504)      $ 407,492
                                                                                                                  -------------

Net Income                                                                            7,494                             7,494

Currency Translation Adjustments                                                                         (246)           (246)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $1,534)                                                                                           (2,426)         (2,426)
                                                                                                                  -------------

Comprehensive Income                                                                                                    4,822
                                                                                                                  -------------

Stock Issued                             15,004                                                                        15,004

Stock Redeemed                           (4,805)         (2)                                                           (4,807)

Advance Payments                                                          52                                               52

Dividends Declared                                                                   (5,685)                           (5,685)
                                   -------------- --------------  ------------- ------------- ------------------- -------------

September 30, 2002                  $   124,623    $     49        $      52     $  312,330        $  (20,176)      $ 416,878
                                   ============== ==============  ============= ============= =================== =============

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

Note 2
------

                                                          NINE MONTHS 2002                 NINE MONTHS 2001
                                                    -----------------------------     -------------------------
Earnings for Nine Months                              $         7,494                   $        24,072
                                                    -----------------------------     -------------------------

Dividends on Preferred Stock                                        2                                 2
                                                    -----------------------------     -------------------------

Available for Common Stock                            $         7,492                   $        24,070
                                                    -----------------------------     -------------------------

Average Common Shares Outstanding                           6,262,246                         5,878,816
                                                    -----------------------------     -------------------------

Earnings Per Share                                    $          1.20                   $          4.09
                                                    -----------------------------     -------------------------

Note 3
------

         The Company entered into an accounts receivable securitization program in June 2000 which provides for the sale of the Company's trade accounts receivables to a wholly owned, bankruptcy remote, special purpose subsidiary, Graybar Commerce Corporation. The trade accounts receivable purchases are financed through the issuance of commercial paper under a revolving liquidity facility. Under the securitization program, Graybar Commerce Corporation has granted a security interest in its trade accounts receivable. The trade accounts receivable sold to Graybar Commerce Corporation under the program are fully consolidated in trade receivables in the Company's consolidated balance sheets. There were no borrowings outstanding under the securitization program at September 30, 2002. The Company has $275 million available for borrowing under the program at September 30, 2002. The program expires in October 2003.

Note 4
------

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but rather will be tested annually for impairment. The effect of amortization expense related to goodwill on net income in prior periods was not material. As of September 30, 2002 the Company has completed its initial impairment test and concluded that there is no impact on earnings or the financial position of the Company based on the results.

Note 5
------

         Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2002 and 2001 was $3,228 and $8,681, respectively.

Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)



RESULTS OF OPERATIONS
---------------------

         Net sales in the first nine months of 2002 were 19.1% lower than in the first nine months of 2001. The lower net sales resulted from a generally depressed economy in the market sectors in which the Company operates. The decrease in communications market sales when comparing the first nine months of 2002 to the first nine months of 2001 was significantly more than the decrease in sales in the electrical market.

         Gross margin in the first nine months of 2002 decreased 16.0% compared to the first nine months of 2001 primarily due to decreased sales in the electrical and communications markets.

         The decrease in selling, general and administrative expenses in the first nine months of 2002 compared to the first nine months of 2001 occurred largely because of adjustments in personnel complement and reductions in compensation and related expenses of approximately $41,000.

         Interest expense decreased in the first nine months of 2002 compared to the first nine months of 2001 primarily due to lower interest rates on short-term borrowings and decreased levels of short-term borrowings required to finance lower levels of inventory and receivables.

         Other income includes service charges for special services provided to one customer of $2,440 and $3,191 and gains on sale of property of $0 and $2,539 in the first nine months of 2002 and 2001, respectively.

         The combined effect of the decreases in gross margin and other income, together with the increase in depreciation and amortization and decreases in selling, general and administrative expenses and interest expense, resulted in a decrease in pretax earnings of $27,605 in the first nine months of 2002 compared to the same period in 2001.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At September 30, 2002, current assets exceeded current liabilities by $474,118, down $39,828 from December 31, 2001. The current assets at September 30, 2002 were sufficient to meet the cash needs required to pay current liabilities. The reduction in accounts receivable from December 31, 2001 to September 30, 2002 resulted primarily from the decrease in sales experienced by the Company. The average number of days of sales in accounts receivable has decreased during the first nine months of 2002. Merchandise inventory levels were lower at September 30, 2002 when compared to December 31, 2001 inventory levels due largely to continuing reductions in specific inventory carried to support customer contract agreements.

         The Company is going to convert its existing computer systems to an Enterprise Resource Planning (ERP) system over the course of the next several years. The project is currently in the application design and development stage, and the Company expects to begin implementation of the new system in early 2003. The total project costs are expected to be approximately $90,000. The Company plans to fund the project through a combination of equipment leases and working capital. Project costs through September 30, 2002 are approximately $34,000, of which $27,040 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At September 30, 2002, the Company had available to it unused lines of credit amounting to $494,231. These lines are available to meet short-term cash requirements of the Company. Included in the Company's lines of credit is a Revolving Credit Loan Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) which had previously consisted of a $140,000, 364-day facility and a $205,000, five-year facility. In July 2002 the Company elected to decline renewal of the $140,000, 364-day facility. The $205,000, five-year facility agreement expires in July 2004. There were no amounts outstanding under the Revolving Credit Loan Agreement at September 30, 2002. Short-term borrowings outstanding during 2002 through September 30 ranged from a minimum of $11,891 to a maximum of $216,779.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first nine months of 2002, cash provided by operations amounted to $172,982 compared to $218,704 cash provided by operations in the first nine months of 2001. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $15,056 in the first nine months of 2002. Additional cash of approximately $142 will be provided in the remainder of 2002 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

         Capital expenditures for property for the nine-month periods ended September 30, 2002 and 2001 were $41,904 and $40,086, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2002 and 2001 were $4,807 and $4,800, respectively. Dividends paid for the nine-month periods ended September 30, 2002 and 2001 were $11,984 and $11,615, respectively.

Item 3.                 QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                        -----------------------------

         There have been no material changes in the policies, procedures, controls or risk profile from that provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Item 4.               DISCLOSURE CONTROLS AND PROCEDURES
                      ----------------------------------

         Within the ninety-day period preceding the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         (b)      Reports on Form 8-K.

                  Form 8-K filed with the Commission on August 12, 2002 -
                  Item 7. Financial Statements and Exhibits. Sworn statements made by the Principal Executive Officer and the Principal Financial Officer pursuant to Securities and Exchange Commission Order 4-460.

                                 SIGNATURES
                                 ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            November 13, 2002           GRAYBAR ELECTRIC COMPANY, INC.
         -----------------------
                  (Date)


                                                 /S/R. A. REYNOLDS, JR.
                                        ---------------------------------------
                                                 R. A. REYNOLDS, JR.
                                                    PRESIDENT AND
                                             PRINCIPAL EXECUTIVE OFFICER


                                                   /S/J. H. HINSHAW
                                        ---------------------------------------
                                                    J. H. HINSHAW
                                               SENIOR VICE PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER


                                                   /S/J. H. KIPPER
                                        ---------------------------------------
                                                    J. H. KIPPER
                                                   VICE PRESIDENT
                                                   AND COMPTROLLER

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Reynolds, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Graybar Electric Company, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information related to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                  /s/ ROBERT A. REYNOLDS, JR.
                                  ----------------------------------------
                                      Robert A. Reynolds, Jr.
                                      President and Principal Executive Officer

                          CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Juanita H. Hinshaw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Graybar Electric Company, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information related to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                  /s/ JUANITA H. HINSHAW
                                  ---------------------------------------
                                      Juanita H. Hinshaw
                                      Senior Vice President and
                                      Principal Financial Officer

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