Form 10-K
period 2002-12-31
GRAYBAR ELECTRIC CO INC
filed 2003-03-27
CIK 205402

                                                                      CONFORMED
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to                   .
                                      --------------------   ------------------

                          COMMISSION FILE NUMBER 0-255

                         GRAYBAR ELECTRIC COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                    NEW YORK                                    13-0794380
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MISSOURI                     63105
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (314) 573-9200

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

                                 Yes (X) No ( )

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934).

                                 Yes ( ) No (X)

       The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2002, was approximately $124,585,180. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors and officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on Form 10-K.

       The number of shares of Common Stock oustanding at March 27, 2003 was 6,050,936.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

       (1) Annual Report to Shareholders for the fiscal year ended December 31, 2002 - Part II, Items 5-8.

       (2) Information Statement relating to the 2003 Annual Meeting of Shareholders - Part III, Items 10-13.

                                     PART I
                                     ------

Item 1.    Business
-------    --------

           Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users. All products sold by the Company are purchased by the Company from others.

           The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. The location and telephone number of the principal executive offices of the Company are 34 North Meramec Avenue, St. Louis, Missouri 63105, (314) 573-9200.

Suppliers
---------

           The Company acts as a distributor of approximately 1.4 million products (stockkeeping units) of more than 4,200 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.

           During 2002, the Company purchased approximately 48% of the products it distributes from its top 25 suppliers. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for all product categories.

Products Distributed
--------------------

           The Company stocks more than 158,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical, telecommunications and networking products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.

           On December 31, 2002 and 2001, the Company had orders on hand which totaled approximately $305,541,000 and $356,670,000, respectively. The decrease reflects the marked decline in business experienced by the Company in each of the last two years reflecting the generally depressed economic conditions that continue to be prevalent on an industry-wide basis in the electrical and communications markets in which the Company operates. The market for electrical products continues to be affected by reduced capital spending by manufacturing and commercial customers for both new construction projects and maintenance, repair and operations. In the communications industry, the excess infrastructure and plant and network capacity following the aggressive growth in the late 1990s through 2000 resulted in a dramatic decrease in spending in 2002. The Company expects that approximately 85% of the orders on hand at December 31, 2002 will be filled within the twelve-month period ending December 31, 2003. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation, and the Company has historically allowed such cancellations.

Marketing
---------

           The Company sells its products through a network of distribution facilities located in 15 geographical districts throughout the United States. In each district the Company maintains a main distribution facility and a number of branch distribution facilities, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distribution facility in each district carries a substantially larger inventory than the branch facilities so that the branch facilities can call upon the main distribution facility for additional items of inventory. In addition, the Company maintains 14 zone warehouses with both standard and specialized inventory products. The zone warehouses replenish the inventories carried at the distribution facilities and also make shipments directly to customers. The Company has subsidiary operations with distribution facilities located in Puerto Rico, Mexico and Canada.

           The distribution facilities operated by the Company are shown in the following table:

                                            Number of Branch
Location of Main                              Distribution
Distribution Facility                    Facilities in District                 Zone Warehouses
---------------------                    ----------------------                 ---------------
Boston, MA                                           11                         Austell, GA
Cincinnati, OH                                       14                         Charlotte, NC
City of Industry, CA                                 21                         Cranbury, NJ
Dallas, TX                                            8                         Dallas, TX
Glendale Heights, IL                                 16                         Fresno, CA
Houston, TX                                           7                         Hamilton, OH
Minneapolis, MN                                      17                         Joliet, IL
New York, NY                                         15                         Puyallup, WA
Norcross, GA                                         21                         Rogers, MN
Phoenix, AZ                                           9                         Springfield, MO
Pittsburgh, PA                                       11                         Stafford, TX
Richmond, VA                                         16                         Tampa, FL
Seattle, WA                                           9                         Taunton, MA
St. Louis, MO                                        10                         Youngstown, OH
Tampa, FL                                            19


                                                            Number of
                                                           Distribution
                                                            Facilities
                                                           ------------

           Graybar International, Inc.
           ---------------------------
            Puerto Rico                                          1
           Graybar Electric Canada, Ltd.
           -----------------------------
            Canada                                              24
           Graybar de Mexico, S. de R.L. de C.V.
           -------------------------------------
            Mexico City, Mexico                                  1

           Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately 63% of the orders are filled from the Company's inventory and the remainder are shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of accounts receivable and accounts payable terms with its suppliers. The Company's short-term borrowing facilities may be used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

           The Company distributes its products to more than 170,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the last three years, attributable to each of these classes:


                                                                    PERCENTAGE OF SALES
             CLASS OF CUSTOMERS                                     -------------------
             ------------------
                                                    2002                   2001                   2000
                                              -----------------      -----------------      -----------------

Electrical Contractors                               41.5%                  37.6%                  34.9
Commercial & Industrial                              22.4                   21.1                   20.4
Telecommunication Companies                          24.5                   31.6                   32.7
Private and Public Power Utilities                    4.0                    3.4                    3.1
International                                         3.2                    2.9                    2.8
Other                                                 4.4                    3.4                    6.1
                                              -----------------      -----------------      -----------------
                                                    100.0%                 100.0%                 100.0%
                                              =================      =================      =================

           At December 31, 2002, the Company employed approximately 3,000 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
-----------

           The Company believes that it is one of the three largest distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest distributors account for only a small portion of the total market, with the balance of the market being accounted for by several thousand independent distributors and manufacturers operating on a local, state-wide or regional basis.

           While price is an important consideration, the Company believes that it is the service that it is able to offer -- the ability to quickly supply its customers with a broad range of electrical, telecommunications and networking products through conveniently located distribution facilities -- that distinguishes it from most of its competitors, whether they are also distributors or are manufacturers selling direct. The Company's pricing structure for the products it sells reflects the costs associated with the services that it provides and its prices are generally competitive. However, if a customer is not looking for one supplier for a wide range of products and does not require prompt delivery or other services, a competitor that has not incurred those costs may be in a position to offer a better price.

Foreign Sales
-------------

           Sales by the Company to customers in foreign countries accounted for approximately three percent of consolidated revenues in each of the last three years. Export activities are handled from Company facilities in Texas and California. In addition, subsidiaries of the Company have operations in Canada and Mexico. Long-lived assets located outside the United States represented less than one percent of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its limited foreign operations.

Employees
---------

           At December 31, 2002, the Company employed approximately 8,300 persons on a full-time basis. Approximately 200 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.    Properties
-------    ----------

           As of December 31, 2002, the Company has 14 zone warehouses, ranging in size from approximately 140,000 to 300,000 square feet. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the off-balance sheet operating lease agreements with an independent lessor that have been used to fund the acquisition and, in some cases, construction, of nine of the zone warehouses. The rest of these warehouses are also leased, with the remaining lease terms ranging from approximately 6 to 9 years.

           At December 31, 2002, the Company operated in 15 geographical districts in the United States, each of which maintains a main distribution facility that consists primarily of warehouse space (ranging from approximately 50,000 to 140,000 square feet). A small portion of the space in each of the main distribution facilities is used for offices. All of these were owned by the Company. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from 7 to 21 and totals 204. The branch facilities range in size from approximately 4,000 square feet to 100,000 square feet, with the average being approximately 25,000 square feet. The Company owns 110 of the branch facilities and leases 94. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

           As of December 31, 2002, the Company has a 22,000 square foot leased facility in Puerto Rico and an 18,000 square foot leased facility in Mexico. In Canada, the Company has 24 distribution facilities, of which 9 are owned and 15 are leased, ranging in size from approximately 5,000 to 100,000 square feet.

           The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has an option to purchase this facility at the expiration of the lease in 2021.

           As of December 31, 2002, approximately $12.0 million in debt of the Company was secured by mortgages on 13 buildings. Six of these facilities are subject to a first mortgage securing a 9.23% note, of which $8.2 million in principal amount remains outstanding. Six of these facilities are subject to first mortgages securing variable rate notes, of which $.9 million in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 7.95% note, of which $2.9 million in principal remains outstanding.

Item 3.    Legal Proceedings
-------    -----------------

           There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

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

                                     PART II
                                     -------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
-------    -----------------------------------------------------------------
           Matters
           -------

           The Company is 100% owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. Since 1928, substantially all of the issued and outstanding shares of Common Stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2002, approximately 95% of the Common Stock was held in a Voting Trust that expires by its terms on March 31, 2007. The participation of shareholders in a voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in a newly formed voting trust hold their Common Stock as the shareholders of record.

           No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which the shares were issued. The Company also has the option to purchase the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so.

           The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2002, (the "2002 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.    Selected Financial Data
-------    -----------------------

           The selected financial data for the Company as of December 31, 2002 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 16 of the 2002 Annual Report and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition
-------    -----------------------------------------------------------
           and Results of Operations
           -------------------------

           Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the 2002 Annual Report and is incorporated herein by reference.

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

                                                                                                                            Fair
                                                                                                                           Market
                                                                                                There-                      Value
                                   2003        2004        2005         2006        2007        after        Total        12/31/02
                                   ----        ----        ----         ----        ----        -----        -----        --------
Long-term debt principal
 payments by expected maturity
 dates, including current
 portion -
  Fixed-rate debt(A)              23,314      22,807      38,364       31,754      31,705      142,080      290,024       294,580
  Average interest rate             7.10%       7.19%       7.37%        7.15%       7.15%        7.08%

  Short-term variable-
   rate borrowings                     0                                                                          0             0
  Average interest rate

            (A) Dollars stated in thousands

           The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

           In September 2000 the Company entered into a swap agreement to manage interest rates on amounts due under certain operating leases. The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments with the Company receiving payments based on a London Interbank Offered Rate (LIBOR) floating rate, and making payments based on a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2002 was $(7,036,000). The negative value of this agreement reflects the decline in interest rates generally.

           Foreign Exchange Rate Risk
           --------------------------

           The Company conducts business in several foreign countries including Canada and Mexico. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

           The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 14(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2002 Annual Report in such list are incorporated herein by reference.

           Selected quarterly financial data for the years ended December 31, 2002 and 2001 required by Item 302(a) is included in Note 10 - "Quarterly Financial Information (Unaudited)" to the consolidated financial statements on page 29 of the 2002 Annual Report and is incorporated herein by reference.

           There is no other supplementary financial information required by this item which is applicable to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" in the Company's Information Statement relating to the 2003 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

           The following directors are also executive officers of the Company:
D. E. DeSousa, T. F. Dowd, L. R. Giglio, J. H. Hinshaw, R. A. Reynolds, Jr.,
C. R. Udell and J. F. Van Pelt. Information regarding the other executive officers appears below. All executive officers are elected annually.

Name                Age     Business experience last five years
----                ---     -----------------------------------

J. H. Kipper        50     Employed by Company in 1974; Assistant Comptroller
                            1989 to 1999; Vice President and Comptroller 1999 to present.

J. N. Reed          46     Employed by Company in 1980; Assistant to Treasurer
                            1993 to 2001; Vice President and Treasurer 2000 to present.

Item 11.   Executive Compensation
--------   ----------------------

           The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the captions "Executive Compensation -- General" and "Executive Compensation -- Pension Plan" in the Information Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

           The information with respect to the security ownership of beneficial owners of more than 5% of the Common Stock and directors and executive officers of the Company, which is required to be included pursuant to this Item 12, will be included under the captions "Beneficial Ownership of More Than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the Information Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

           At the date of this report, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under the caption "Directors" in the Information Statement and shall be incorporated herein by reference.

Item 14.   Controls and Procedures
--------   -----------------------

           Within the ninety-day period preceding the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

           (a)    Documents filed as part of this report:
                  --------------------------------------

                      The following financial statements and Report of
                  Independent Auditors are included on the indicated pages in the 2002 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                  1.  Index to Financial Statements
                      -----------------------------

                      (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 2002 (page 20).

                      (ii) Consolidated Balance Sheets, as of December 31, 2002 and December 31, 2001 (page 21).

                      (iii) Consolidated Statements of Cash Flows for each of
                            the three years ended December 31, 2002 (page 22).

                      (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended
                            December 31, 2002 (page 23)

                      (v) Notes to Consolidated Financial Statements (pages 24 to 29).

                      (vi)  Report of Independent Auditors (page 30).

                  2.  Index to Financial Schedule
                      ---------------------------

                  The following schedule to the financial statements for each of the three years ended December 31, 2002 is included on the indicated page in this Annual Report on Form 10-K:

                      (i) Schedule II. Valuation and Qualifying Accounts (page 19).

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

                  (10)      Material contracts.

                      (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as
                            Exhibit 13(d) to the Registration Statement on
                            Form S-1 (Registration No. 2-59744), and the
                            Amendment effective January 1, 1980, filed as
                            Exhibit 5(f) to the Registration Statement on
                            Form S-7 (Registration No. 2-68938) and
                            incorporated herein by reference.*

                      (ii) Form of Deferral Agreement entered into between the Company and certain employees, including R. A. Cole,
                            T. F. Dowd, L. R. Giglio, T. S. Gurganous, G. D. Hodges, J. C. Loff, R. D. Offenbacher, R. A. Reynolds, Jr., K. B. Sparks, C. R. Udell and J. F. Van Pelt.*

                      (iii) Form of Supplemental Benefit Plan covering certain
                            employees, including R. A. Cole, D. E. DeSousa,
                            T. F. Dowd, L. R. Giglio, T. S. Gurganous, J. H. Hinshaw, G. D. Hodges, J. C. Loff, R. D. Offenbacher, R. A. Reynolds, Jr., K. B. Sparks,
                            C. R. Udell and J. F. Van Pelt.*

                  (13) Annual Report to Shareholders for 2002 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

                  (21)      List of subsidiaries of the Company.

                  (23)      Independent Auditors' Consent of Ernst and Young
                            LLP.

                  (99)      Additional Exhibits.

                      (i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

                      (ii) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

        *  Compensation arrangement.

           (b)    Reports on Form 8-K:
                  -------------------

                  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2002.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 2003.

                                        GRAYBAR ELECTRIC COMPANY, INC.



                                        By      /S/ R. A. REYNOLDS, JR.
                                          -------------------------------------
                                          (R. A. Reynolds, Jr., Chairman of the
                                                   Board and President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 27, 2003.



/S/ R. A. REYNOLDS, JR.          Director, Chairman of
----------------------------     the Board and President
(R. A. Reynolds, Jr.)            (Principal Executive Officer)


/S/ J. H. HINSHAW                Director
----------------------------     (Principal Financial Officer)
(J. H. Hinshaw)


/S/ R. A. COLE                   Director
----------------------------
(R. A. Cole)


/S/ D. E. DeSOUSA                Director
----------------------------
(D. E. DeSousa)


/S/ T. F. DOWD                   Director
----------------------------
(T. F. Dowd)


/S/ L. R. GIGLIO                 Director
----------------------------
(L. R. Giglio)


/S/ T. S. GURGANOUS              Director
----------------------------
(T. S. Gurganous)


/S/ G. D. HODGES                 Director
----------------------------
(G. D. Hodges)


/S/ J. C. LOFF                   Director
----------------------------
(J. C. Loff)

/S/ R. D. OFFENBACHER            Director
----------------------------
(R. D. Offenbacher)


/S/ K. B. SPARKS                 Director
----------------------------
(K. B. Sparks)


/S/ C. R. UDELL                  Director
----------------------------
(C. R. Udell)


/S/ J. F. VAN PELT               Director
----------------------------
(J. F. Van Pelt)

                                 CERTIFICATIONS
                                 --------------

I, Robert A. Reynolds, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Graybar Electric Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                  /s/ ROBERT A. REYNOLDS, JR.
                                  -----------------------------------------
                                  Robert A. Reynolds, Jr.
                                  President and Principal Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Juanita H. Hinshaw, certify that:

1. I have reviewed this annual report on Form 10-K of Graybar Electric Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                                  /s/ JUANITA H. HINSHAW
                                                  ----------------------------
                                                  Juanita H. Hinshaw
                                                  Senior Vice President and
                                                  Principal Financial Officer

                                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                 -----------------------------------------------
                                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  ---------------------------------------------

              Column A                                  Column B       Column C       Column D          Column E
              --------                                  --------       --------       --------          --------

                                                       Balance at      Additions                         Balance
                                                        Beginning     Charged to                         at End
                                                        of Period       Income        Deductions        of Period
                                                        ---------     ----------      ----------        ---------
             Description
             -----------

FOR THE YEAR ENDED DECEMBER 31, 2002:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts                    $ 7,955,000    $ 5,512,000    $ 7,848,000(1)    $ 5,619,000
    Allowance for cash discounts                           679,000     12,071,000     12,062,000(2)        688,000
                                                       -----------    -----------    -----------       -----------

                       Total                           $ 8,634,000    $17,583,000    $19,910,000       $ 6,307,000
                                                       ===========    ===========    ===========       ===========

FOR THE YEAR ENDED DECEMBER 31, 2001:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts                    $ 8,634,000    $ 5,486,000    $ 6,165,000(1)    $ 7,955,000
    Allowance for cash discounts                           777,000     13,282,000     13,380,000(2)        679,000
                                                       -----------    -----------    -----------       -----------

                       Total                           $ 9,411,000    $18,768,000    $19,545,000       $ 8,634,000
                                                       ===========    ===========    ===========       ===========


FOR THE YEAR ENDED DECEMBER 31, 2000:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts                    $ 5,021,000    $ 8,888,000    $ 5,275,000(1)    $ 8,634,000
    Allowance for cash discounts                           708,000     13,633,000     13,564,000(2)        777,000
                                                       -----------    -----------    -----------       -----------

                       Total                           $ 5,729,000    $22,521,000    $18,839,000       $ 9,411,000
                                                       ===========    ===========    ===========       ===========


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

        (10)    Material contracts.

                (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as
                Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

                (ii) Form of Deferral Agreement entered into between the Company and certain employees, including R. A. Cole, T. F. Dowd, L. R. Giglio, T. S. Gurganous, G. D. Hodges, J. C. Loff,
                R. D. Offenbacher, R. A. Reynolds, Jr., K. B. Sparks, C. R. Udell and J. F. Van Pelt.*

                (iii) Form of Supplemental Benefit Plan covering certain employees, including R. A. Cole, D. E. DeSousa, T. F. Dowd,
                L. R. Giglio, T. S. Gurganous, J. H. Hinshaw, G. D. Hodges,
                J. C. Loff, R. D. Offenbacher, R. A. Reynolds, Jr.,
                K. B. Sparks, C. R. Udell and J. F. Van Pelt.*

        (13) Annual Report to Shareholders for 2002 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

        (21)    List of subsidiaries of the Company.

        (23)    Independent Auditors' Consent of Ernst and Young LLP.

        (99)    Additional Exhibits.

                   (i) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

                   (iii) Certification Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

       *   Compensation arrangement.

`