Form 10-Q
period 2003-03-31
GRAYBAR ELECTRIC CO INC
filed 2003-05-14
CIK 205402

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

      For the quarterly period ended     March 31, 2003
                                     -----------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                      --------------    -------------


                       GRAYBAR ELECTRIC COMPANY, INC.
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                        NEW YORK                               13 - 0794380
      -------------------------------------------------------------------------
             (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)               Identification No.)


         34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                   63105
      -------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)


          POST OFFICE BOX 7231, ST. LOUIS, MO                     63177
      -------------------------------------------------------------------------
                 (Mailing Address)                              (Zip Code)


      Registrant's telephone number, including area code:   (314) 573 - 9200
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


                               YES    X    NO
                                   -------    -------





      Common Stock Outstanding at April 30, 2003:          6,019,231
                                                    ----------------------
                                                      (Number of Shares)

Item 1.  Financial Statements                                  PART I
                                                               ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                                  MARCH 31, 2003               DECEMBER 31, 2002
                                                                            --------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                         $         21,499               $         20,826
                                                                            --------------------------     -------------------------
   Trade receivables                                                                     489,709                        504,102
                                                                            --------------------------     -------------------------
   Merchandise inventory                                                                 490,664                        515,691
                                                                            --------------------------     -------------------------
   Other current assets                                                                   17,543                         17,270
                                                                            --------------------------     -------------------------
        Total current assets                                                           1,019,415                      1,057,889
                                                                            --------------------------     -------------------------

PROPERTY

   Land                                                                                   24,939                         25,601
                                                                            --------------------------     -------------------------
   Buildings and permanent fixtures                                                      233,562                        235,205
                                                                            --------------------------     -------------------------
   Furniture and fixtures                                                                166,149                        167,371
                                                                            --------------------------     -------------------------
   Computer software                                                                      64,943                         50,236
                                                                            --------------------------     -------------------------
   Capital equipment leases                                                               24,159                         24,159
                                                                            --------------------------     -------------------------
   Less-Accumulated depreciation                                                         214,191                        209,189
                                                                            --------------------------     -------------------------
        Net property                                                                     299,561                        293,383
                                                                            --------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                             24,267                         24,294
                                                                            --------------------------     -------------------------

OTHER ASSETS                                                                              26,753                         24,605
                                                                            --------------------------     -------------------------

                                                                                $      1,369,996               $      1,400,171
                                                                            ==========================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                        $         10,244               $            ---
                                                                            --------------------------     -------------------------
   Current portion of long-term debt                                                      22,686                         23,314
                                                                            --------------------------     -------------------------
   Trade accounts payable                                                                481,410                        498,855
                                                                            --------------------------     -------------------------
   Other accrued taxes                                                                    13,245                         12,036
                                                                            --------------------------     -------------------------
   Accrued payroll and benefit costs                                                       7,934                         22,667
                                                                            --------------------------     -------------------------
   Dividends payable                                                                         ---                          6,802
                                                                            --------------------------     -------------------------
   Other payables and accruals                                                            50,659                         48,582
                                                                            --------------------------     -------------------------
        Total current liabilities                                                        586,178                        612,256
                                                                            --------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                         77,886                         77,586
                                                                            --------------------------     -------------------------

PENSION LIABILITY                                                                         55,776                         55,776
                                                                            --------------------------     -------------------------

LONG TERM DEBT                                                                           266,304                        266,710
                                                                            --------------------------     -------------------------










                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                              MARCH 31, 2003               DECEMBER 31, 2002
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                 SHARES
                                                 ------
                                          2003             2002
                                          ----             ----
Issued to shareholders                      2,337            2,337
                                      -------------    -------------
In treasury, at cost                         (142)             (87)
                                      -------------    -------------
Outstanding                                 2,195            2,250                       44                           45
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                 SHARES
                                                 ------
                                          2003             2002
                                          ----             ----

Issued to voting trustees               5,885,794        5,879,436
                                      -------------    -------------
Issued to shareholders                    311,572          311,549
                                      -------------    -------------
In treasury, at cost                     (154,686)         (27,380)
                                      -------------    -------------
Outstanding                             6,042,680        6,163,605                  120,854                      123,272
                                      -------------    -------------     -------------------------     -------------------------
Advance payments on subscriptions
  to common stock
                                                                                         49                           50
                                                                         -------------------------     -------------------------

Retained earnings                                                                   307,771                      309,434
                                                                         -------------------------     -------------------------

Accumulated other comprehensive
  income (loss)                                                                     (44,866)                     (44,958)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       383,852                      387,843
                                                                         -------------------------     -------------------------

                                                                           $      1,369,996              $     1,400,171
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                                MARCH 31, 2003                 MARCH 31, 2002
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $       863,963                $       970,829
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               2,619                          2,904
                                                                           --------------------------     --------------------------

NET SALES                                                                            861,344                        967,925
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             688,531                        786,002
                                                                           --------------------------     --------------------------

   Gross margin                                                                      172,813                        181,923
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         160,960                        169,753
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          8,041                          8,529
                                                                           --------------------------     --------------------------

   Income from operations                                                              3,812                          3,641
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      1,929                          1,324
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       5,484                          7,333
                                                                           --------------------------     --------------------------

   Income (loss) before provision for income taxes                                       257                         (2,368)
                                                                           --------------------------     --------------------------

PROVISION FOR (BENEFIT FROM) INCOME TAXES
   Current                                                                                86                           (816)
                                                                           --------------------------     --------------------------
   Deferred                                                                               13                            (96)
                                                                           --------------------------     --------------------------
      Total provision for (benefit from) income taxes                                     99                           (912)
                                                                           --------------------------     --------------------------

NET INCOME (LOSS)                                                            $           158                $        (1,456)
                                                                           ==========================     ==========================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 2)                         $           .03                $          (.23)
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $             1                $             1
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,820                          1,916
                                                                           --------------------------     --------------------------
                                                                             $         1,821                $         1,917
                                                                           ==========================     ==========================





See accompanying Notes to Consolidated Financial Statements

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     2003                           2002
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income (Loss)                                                         $            158               $         (1,456)
                                                                           --------------------------     --------------------------

   Adjustments to reconcile net income (loss) to cash provided by operations:
      Depreciation and amortization                                                     8,041                          8,529
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                                13                            (96)
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                         (1,049)                           ---
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                             14,393                         33,370
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                         25,027                         44,761
                                                                           --------------------------     --------------------------
         Other current assets                                                            (273)                         2,469
                                                                           --------------------------     --------------------------
         Other assets                                                                  (2,148)                        (1,744)
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                       (17,445)                        (2,242)
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (14,733)                       (17,382)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                      3,981                         (6,983)
                                                                           --------------------------     --------------------------
                                                                                       15,807                         60,682
                                                                           --------------------------     --------------------------

   Net cash provided by operations                                                     15,965                         59,226
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                    2,559                            766
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                               (15,729)                       (16,721)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                              (13,170)                       (15,955)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings                                 10,244                        (45,445)
                                                                           --------------------------     --------------------------
      Proceeds from long-term debt                                                        ---                            ---
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                         (94)                        (1,251)
                                                                           --------------------------     --------------------------
      Principal payments under capital equipment leases                                (1,229)                        (1,087)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                                127                         14,775
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (2,547)                        (1,572)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (8,623)                        (8,216)
                                                                           --------------------------     --------------------------

   Net cash used by financing activities                                               (2,122)                       (42,796)
                                                                           --------------------------     --------------------------

NET INCREASE IN CASH                                                                      673                            475
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                20,826                         10,079
                                                                           --------------------------     --------------------------

CASH, END OF FIRST QUARTER                                                   $         21,499               $         10,554
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                       ----------------------
                                                      MARCH 31, 2003 AND 2002
                                                      -----------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                   COMMON                           ACCUMULATED
                                                                   STOCK                               OTHER
                                     COMMON      PREFERRED       SUBSCRIBED,       RETAINED        COMPREHENSIVE
                                      STOCK        STOCK          UNISSUED         EARNINGS        INCOME (LOSS)        TOTAL
                                    ---------- -------------- ----------------- --------------- ------------------- ---------------
December 31, 2001                   $114,424     $      51       $       0       $ 310,521         $  (17,504)        $ 407,492
                                                                                                                    ---------------

Net Income (Loss)                                                                   (1,456)                              (1,456)

Currency Translation Adjustments                                                                           28                28


Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $247)                                                                                                400               400
                                                                                                                    ---------------

Comprehensive Income (Loss)                                                                                              (1,028)
                                                                                                                    ---------------

Stock Issued                          14,721                                                                             14,721

Stock Redeemed                        (1,571)           (1)                                                              (1,572)

Advance Payments                                                        54                                                   54

Dividends Declared                                                                  (1,917)                              (1,917)
                                    ---------- -------------- ----------------- --------------- ------------------- ---------------

March 31, 2002                      $127,574     $      50       $      54       $ 307,148         $  (17,076)        $ 417,750
                                    ========== ============== ================= =============== =================== ===============


                                                                  COMMON                            ACCUMULATED
                                                                   STOCK                               OTHER
                                      COMMON     PREFERRED      SUBSCRIBED,        RETAINED        COMPREHENSIVE
                                      STOCK        STOCK         UNISSUED          EARNINGS        INCOME (LOSS)        TOTAL
                                    ---------- -------------- ----------------- --------------- ------------------- ---------------

December 31, 2002                   $123,272     $      45       $    50         $ 309,434         $ (44,958)         $ 387,843
                                                                                                                    ---------------

Net Income                                                                             158                                  158

Currency Translation Adjustments                                                                         135                135

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $8)                                                                                                 (43)               (43)
                                                                                                                    ---------------

Comprehensive Income                                                                                                        250
                                                                                                                    ---------------

Stock Issued                             128                                                                                128

Stock Redeemed                        (2,546)           (1)                                                              (2,547)

Advance Payments                                                      (1)                                                    (1)

Dividends Declared                                                                  (1,821)                              (1,821)
                                    ---------- -------------- ----------------- --------------- ------------------- ---------------

March 31, 2003                      $120,854     $      44       $    49         $ 307,771         $ (44,866)         $ 383,852
                                    ========== ============== ================= =============== =================== ===============

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

         Certain reclassifications of prior year presentations have been made to conform to the 2003 presentation.

Note 2
------

                                                           THREE MONTHS 2003              THREE MONTHS 2002
                                                       --------------------------     -------------------------
Earnings (Loss) for Three Months                         $           158                $        (1,456)
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              1
                                                       --------------------------     -------------------------

Available for Common Stock                               $           157                $        (1,457)
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              6,100,509                      6,203,143
                                                       --------------------------     -------------------------

Earnings (Loss) Per Share                                $           .03                $          (.23)
                                                       --------------------------     -------------------------

Note 3
------

               At March 31, 2003 the Company had a $200 million accounts receivable securitization program that expires in October 2003. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the securitization program at March 31, 2003.

Note 4
------

               The Company has two operating lease arrangements covering the funding of nine of its zone distribution facilities aggregating approximately $73 million that require analysis as to the impact of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Company is currently evaluating these arrangements and has not yet determined the impact that the interpretation will have on the Company.

Item 2.                MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

         The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

         Quarter Ended March 31:                             2003                2002
                                                             ----                ----
           Net Sales                                        100.0%              100.0%
           Cost of Merchandise Sold                         (79.9)              (81.2)
                                                            ------              -------
           Gross Margin                                      20.1                18.8
           Selling, General and Administrative Expenses     (18.7)              (17.5)
           Depreciation and amortization                      (.9)                (.9)
                                                            ------              -------
           Income from operations                              .5                  .4
           Other Income, net                                   .2                  .1
           Interest Expense                                   (.6)                (.8)
                                                            ------              -------
           Income Before Provision for Income Taxes            .1                 (.3)
           Provision for Income Taxes                           -                   1
                                                            ------              -------
           Net Income                                          .1%                (.2)%
                                                            ======              =======


         Net sales in the first three months of 2003 decreased $106,581, or 11.0%, to $861,344 compared to $967,925 in the first three months of 2002. The lower net sales resulted from the generally depressed economic conditions that continue to be prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. The general slowdown in new construction projects and the reduction in capital spending by commercial and industrial customers that began in 2001 has continued throughout 2002 and the first quarter of 2003. Communications market activity remains severely depressed as a result of excess infrastructure and plant and network capacity in the marketplace. Electrical market sales decreased 10.2% and communications market sales decreased 18.2% when comparing the first three months of 2003 to the first three months of 2002.

         Gross margin decreased $9,110, or 5.0%, from $181,923 in the first three months of 2002 to $172,813 in first three months of 2003 primarily due to the lower sales in the electrical and communications markets.

         Selling, general and administrative expenses decreased $8,793, or 5.2%, when comparing the first three months of 2003 to the first three months of 2002 primarily due to reductions in the Company's employment levels which resulted in lower salary expenses of approximately $10,000. The decrease in these expenses was partially offset by an increase in expenses related to the implementation of the Enterprise Resource Planning system of approximately $2,400. The Company expects that the decrease in employment levels will be sustainable until such time as there is a significant growth in sales.

         Depreciation and amortization decreased from $8,529 in the first quarter of 2002 to $8,041 in the first quarter of 2003 due to disposals of property.

         Other income, net includes gains on sale of property of $1,049 and $0 and accounts receivable interest charges to customers of $346 and $559 in the first three months of 2003 and the first three months of 2002, respectively.

         Interest expense decreased $1,849, or 25.2%, when comparing the first quarter of 2003 to the first quarter of 2002 primarily due to lower interest rates on short-term borrowings and decreased levels of short-term borrowings required to finance lower levels of inventory and receivables.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------

         The combined effect of the decrease in gross margin and the increase in other income, together with the decreases in selling, general and administrative expenses, depreciation and amortization and interest expense, resulted in an increase in pretax earnings of $2,625 in the first three months of 2003 compared to the same period in 2002.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At March 31, 2003, current assets exceeded current liabilities by $433,237, down $12,396 from December 31, 2002. The reduction in accounts receivable from December 31, 2002 to March 31, 2003 resulted primarily from the decrease in sales experienced by the Company. The average number of days of sales in accounts receivable has remained relatively stable during the first quarter of 2003. Merchandise inventory decreased when comparing March 31, 2003 to December 31, 2002 due largely to continuing reductions in specific inventory carried to support customer contract agreements and lower inventory levels required to support the decreased sales volume.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003. The total project costs are expected to be approximately $90,000. The Company is funding the project through a combination of equipment leases and working capital. Project costs through March 31, 2003 are approximately $77,000, of which $64,943 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At March 31, 2003, the Company had available to it unused lines of credit amounting to $422,107. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2003 through March 31 ranged from a minimum of $10,244 to a maximum of $125,582.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long term debt. During the first three months of 2003, cash provided by operations amounted to $15,965 compared to $59,226 cash provided by operations in the first three months of 2002. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $127 in the first three months of 2003. Additional cash of approximately $400 will be provided in the remainder of 2003 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

         Capital expenditures for property for the three-month periods ended March 31, 2003 and 2002 were $15,729 and $16,721, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2003 and 2002 were $2,547 and $1,572, respectively. Dividends paid for the three-month periods ended March 31, 2003 and 2002 were $8,623 and $8,216, respectively.

Item 3.                 QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                        -----------------------------

         There have been no material changes in the policies, procedures, controls or risk profile from that provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4.               DISCLOSURE CONTROLS AND PROCEDURES
                      ----------------------------------

         Within the ninety-day period preceding the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. On April 1, 2003, the Company implemented the first phase of its conversion to a new ERP platform. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment. Prior to implementation, the Company reviewed the effectiveness of the design of the new disclosure controls and procedures.

                         PART II: OTHER INFORMATION




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


              May 14, 2003             GRAYBAR ELECTRIC COMPANY, INC.
         ----------------------
                (Date)


                                               /S/ R. A. REYNOLDS, JR.
                                       ----------------------------------------
                                                 R. A. REYNOLDS, JR.
                                                   PRESIDENT AND
                                           PRINCIPAL EXECUTIVE OFFICER


                                                 /S/ J. H. HINSHAW
                                       ----------------------------------------
                                                    J. H. HINSHAW
                                              SENIOR VICE PRESIDENT AND
                                             PRINCIPAL FINANCIAL OFFICER


                                                  /S/ J. H. KIPPER
                                       ----------------------------------------
                                                   J. H. KIPPER
                                                  VICE PRESIDENT
                                                  AND COMPTROLLER

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                  /s/ ROBERT A. REYNOLDS, JR.
                                  ----------------------------------------------
                                      Robert A. Reynolds, Jr.
                                      President and Principal Executive Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003
                                       /s/ JUANITA H. HINSHAW
                                       -----------------------------------------
                                           Juanita H. Hinshaw
                                           Senior Vice President and
                                           Principal Financial Officer

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