Form 10-Q
period 2003-06-30
GRAYBAR ELECTRIC CO INC
filed 2003-08-13
CIK 205402

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

      For the quarterly period ended              June 30, 2003
                                        ----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                        ---------------    ---------------


                         Commission File Number 0-255


                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                NEW YORK                              13 - 0794380
------------------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


 34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                  63105
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


  POST OFFICE BOX 7231, ST. LOUIS, MO                    63177
------------------------------------------------------------------------------
           (Mailing Address)                           (Zip Code)


Registrant's telephone number, including area code:       (314) 573 - 9200
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

                            YES    X    NO
                                -------    -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                            YES         NO    X
                                -------    -------


Common Stock Outstanding at July 31, 2003:            5,967,333
                                                --------------------
                                                 (Number of Shares)

Item 1. Financial Statements
                                                            PART I
                                                            ------

                                                  CONSOLIDATED BALANCE SHEETS
                                                  ---------------------------
                                                 (Dollars Stated in Thousands)
                                             (Except for Share and Per Share Data)



                                                                           JUNE 30, 2003                 DECEMBER 31, 2002
                                                                   -----------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                $         20,330                  $         20,826
                                                                   -----------------------------     -------------------------
   Trade receivables                                                            549,937                           504,102
                                                                   -----------------------------     -------------------------
   Merchandise inventory                                                        504,286                           515,691
                                                                   -----------------------------     -------------------------
   Other current assets                                                          23,431                            17,270
                                                                   -----------------------------     -------------------------
        Total current assets                                                  1,097,984                         1,057,889
                                                                   -----------------------------     -------------------------

PROPERTY

   Land                                                                          26,526                            25,601
                                                                   -----------------------------     -------------------------
   Buildings and permanent fixtures                                             244,915                           235,205
                                                                   -----------------------------     -------------------------
   Furniture and fixtures                                                       165,450                           167,371
                                                                   -----------------------------     -------------------------
   Software                                                                      74,739                            50,236
                                                                   -----------------------------     -------------------------
   Capital equipment leases                                                      33,952                            24,159
                                                                   -----------------------------     -------------------------
   Less-Accumulated depreciation                                                221,960                           209,189
                                                                   -----------------------------     -------------------------
        Net property                                                            323,622                           293,383
                                                                   -----------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                    24,022                            24,294
                                                                   -----------------------------     -------------------------

OTHER ASSETS                                                                     28,240                            24,605
                                                                   -----------------------------     -------------------------

                                                                       $      1,473,868                  $      1,400,171
                                                                   =============================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                               $            ---                  $            ---
                                                                   -----------------------------     -------------------------
   Current portion of long-term debt                                             25,790                            23,314
                                                                   -----------------------------     -------------------------
   Trade accounts payable                                                       585,946                           498,855
                                                                   -----------------------------     -------------------------
   Other accrued taxes                                                           11,571                            12,036
                                                                   -----------------------------     -------------------------
   Accrued payroll and benefit costs                                             20,413                            22,667
                                                                   -----------------------------     -------------------------
   Dividends payable                                                                ---                             6,802
                                                                   -----------------------------     -------------------------
   Other payables and accruals                                                   50,035                            48,582
                                                                   -----------------------------     -------------------------
        Total current liabilities                                               693,755                           612,256
                                                                   -----------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                78,186                            77,586
                                                                   -----------------------------     -------------------------

PENSION LIABILITY                                                                55,776                            55,776
                                                                   -----------------------------     -------------------------

LONG TERM DEBT                                                                  262,466                           266,710
                                                                   -----------------------------     -------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                                  (Dollars Stated in Thousands)
                                              (Except for Share and Per Share Data)


                                                                               JUNE 30, 2003               DECEMBER 31, 2002
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares
                                                 SHARES
                                                 ------
                                          2003             2002
                                          ----             ----

Issued to shareholders                      2,337            2,337
                                      -------------    -------------
In treasury, at cost                         (142)             (87)
                                      -------------    -------------
Outstanding                                 2,195            2,250                       44                           45
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares
                                                 SHARES
                                                 ------
                                          2003             2002
                                          ----             ----

Issued to voting trustees               5,892,191        5,879,436
                                      -------------    -------------
Issued to shareholders                    311,595          311,549
                                      -------------    -------------
In treasury, at cost                     (209,291)         (27,380)
                                      -------------    -------------
Outstanding                             5,994,495        6,163,605                  119,890                      123,272
                                      -------------    -------------     -------------------------     -------------------------

Advance payments on subscriptions
to common stock                                                                          46                           50
                                                                         -------------------------     -------------------------

Retained earnings                                                                   307,669                      309,434
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (43,964)                     (44,958)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       383,685                      387,843
                                                                         -------------------------     -------------------------

                                                                           $      1,473,868              $     1,400,171
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF INCOME
                                              ---------------------------------
                                                (Dollars Stated in Thousands)
                                            (Except for Share and Per Share Data)

                                                                                          QUARTER ENDED
                                                                          JUNE 30, 2003                  JUNE 30, 2002
                                                                    --------------------------     --------------------------
GROSS SALES, net of returns and allowances                            $       952,684                $     1,049,039
                                                                    --------------------------     --------------------------
   Less - Cash discounts                                                        2,702                          2,968
                                                                    --------------------------     --------------------------

NET SALES                                                                     949,982                      1,046,071
                                                                    --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                      769,169                        855,649
                                                                    --------------------------     --------------------------

   Gross margin                                                               180,813                        190,422
                                                                    --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  164,677                        170,151
                                                                    --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                   9,744                          8,037
                                                                    --------------------------     --------------------------

   Income from operations                                                       6,392                         12,234
                                                                    --------------------------     --------------------------

OTHER INCOME, net                                                               2,729                            844
                                                                    --------------------------     --------------------------

INTEREST EXPENSE                                                                6,287                          7,555
                                                                    --------------------------     --------------------------

   Income before provision for income taxes                                     2,834                          5,523
                                                                    --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                        429                          2,223
                                                                    --------------------------     --------------------------
   Deferred                                                                       708                            (96)
                                                                    --------------------------     --------------------------
      Total provision for income taxes                                          1,137                          2,127
                                                                    --------------------------     --------------------------

NET INCOME                                                            $         1,697                $         3,396
                                                                    ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                                  $           .28                $           .54
                                                                    ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                         $           ---                $           ---
                                                                    --------------------------     --------------------------
   Common - $.30 per share                                                      1,799                          1,895
                                                                    --------------------------     --------------------------
                                                                      $         1,799                $         1,895
                                                                    ==========================     ==========================





See accompanying Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF INCOME
                                              ---------------------------------
                                                (Dollars Stated in Thousands)
                                            (Except for Share and Per Share Data)

                                                                                        SIX MONTHS ENDED
                                                                          JUNE 30, 2003                  JUNE 30, 2002
                                                                    --------------------------     --------------------------
GROSS SALES, net of returns and allowances                            $     1,816,647                $     2,019,868
                                                                    --------------------------     --------------------------
   Less - Cash discounts                                                        5,321                          5,872
                                                                    --------------------------     --------------------------

NET SALES                                                                   1,811,326                      2,013,996
                                                                    --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                    1,457,700                      1,641,651
                                                                    --------------------------     --------------------------

   Gross margin                                                               353,626                        372,345
                                                                    --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  325,637                        339,904
                                                                    --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                  17,785                         16,566
                                                                    --------------------------     --------------------------

   Income from operations                                                      10,204                         15,875
                                                                    --------------------------     --------------------------

OTHER INCOME, net                                                               4,658                          2,168
                                                                    --------------------------     --------------------------

INTEREST EXPENSE                                                               11,771                         14,888
                                                                    --------------------------     --------------------------

   Income before provision for income taxes                                     3,091                          3,155
                                                                    --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                        515                          1,407
                                                                    --------------------------     --------------------------
   Deferred                                                                       721                           (192)
                                                                    --------------------------     --------------------------
      Total provision for income taxes                                          1,236                          1,215
                                                                    --------------------------     --------------------------

NET INCOME                                                            $         1,855                $         1,940
                                                                    ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                         $           .31                $           .31
                                                                    ==========================     ==========================

DIVIDENDS
   Preferred - $.50 per share                                         $             1                $             1
                                                                    --------------------------     --------------------------
   Common - $.60 per share                                                      3,619                          3,811
                                                                    --------------------------     --------------------------
                                                                      $         3,620                $         3,812
                                                                    ==========================     ==========================





See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -------------------------------------
                                                (Dollars Stated in Thousands)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              2003                           2002
                                                                    --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                         $          1,855               $          1,940
                                                                    --------------------------     --------------------------

   Adjustments to reconcile net income
   to cash provided by operations:
      Depreciation and amortization                                             17,785                         16,566
                                                                    --------------------------     --------------------------
      Deferred income taxes                                                        721                           (192)
                                                                    --------------------------     --------------------------
      Gain on sale of property                                                  (3,038)                           ---
                                                                    --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                     (45,835)                        29,102
                                                                    --------------------------     --------------------------
         Merchandise inventory                                                  11,405                         64,215
                                                                    --------------------------     --------------------------
         Other current assets                                                   (6,161)                         3,120
                                                                    --------------------------     --------------------------
         Other assets                                                           (3,635)                        (2,867)
                                                                    --------------------------     --------------------------
         Trade accounts payable                                                 87,091                          2,246
                                                                    --------------------------     --------------------------
         Accrued payroll and benefit costs                                      (2,254)                       (13,628)
                                                                    --------------------------     --------------------------
         Other accrued liabilities                                               2,948                         (5,932)
                                                                    --------------------------     --------------------------
                                                                                59,027                         92,630
                                                                    --------------------------     --------------------------

   Net cash provided by operations                                              60,882                         94,570
                                                                    --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                             5,065                          2,409
                                                                    --------------------------     --------------------------
      Capital expenditures for property                                        (40,258)                       (28,401)
                                                                    --------------------------     --------------------------

   Net cash used by investing activities                                       (35,193)                       (25,992)
                                                                    --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net decrease in short-term borrowings                                        ---                        (52,304)
                                                                    --------------------------     --------------------------
      Proceeds from long-term debt                                                 ---                            ---
                                                                    --------------------------     --------------------------
      Repayment of long-term debt                                               (9,819)                       (15,118)
                                                                    --------------------------     --------------------------
      Principal payments under capital equipment leases                         (2,556)                        (2,259)
                                                                    --------------------------     --------------------------
      Sale of common stock                                                         252                         14,922
                                                                    --------------------------     --------------------------
      Purchase of treasury stock                                                (3,639)                        (3,185)
                                                                    --------------------------     --------------------------
      Dividends paid                                                           (10,423)                       (10,111)
                                                                    --------------------------     --------------------------

   Net cash used by financing activities                                       (26,185)                       (68,055)
                                                                    --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                                   (496)                           523
                                                                    --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                         20,826                         10,079
                                                                    --------------------------     --------------------------

CASH, END OF SECOND QUARTER                                           $         20,330               $         10,602
                                                                    ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    ----------------------------------------------------------
                                                     FOR THE SIX MONTHS ENDED
                                                     ------------------------
                                                      JUNE 30, 2003 AND 2002
                                                      ----------------------
                                                   (Dollars Stated in Thousands)

                                                                    COMMON                          ACCUMULATED
                                                                    STOCK                              OTHER
                                       COMMON      PREFERRED      SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                        STOCK        STOCK         UNISSUED         EARNINGS       INCOME (LOSS)        TOTAL
                                    ------------ ------------- ----------------- -------------- ------------------- --------------
December 31, 2001                     $114,424      $    51      $      0          $ 310,521       $   (17,504)       $ 407,492
                                                                                                                    --------------

Net Income                                                                             1,940                              1,940

Currency Translation Adjustments                                                                           290              290

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of
  tax of $414)                                                                                            (636)            (636)
                                                                                                                    --------------

Comprehensive Income                                                                                                      1,594
                                                                                                                    --------------

Stock Issued                            14,869                                                                           14,869

Stock Redeemed                          (3,183)          (2)                                                             (3,185)

Advance Payments                                                       53                                                    53

Dividends Declared                                                                    (3,812)                            (3,812)
                                    ------------ ------------- ----------------- -------------- ------------------- --------------

June 30, 2002                         $126,110      $    49      $     53          $ 308,649       $   (17,850)       $ 417,011
                                    ============ ============= ================= ============== =================== ==============
                                                                    COMMON                          ACCUMULATED
                                                                    STOCK                              OTHER
                                       COMMON      PREFERRED      SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                        STOCK        STOCK         UNISSUED         EARNINGS       INCOME (LOSS)        TOTAL
                                    ------------ ------------- ----------------- -------------- ------------------- --------------
December 31, 2002                     $123,272      $    45      $     50          $ 309,434       $   (44,958)       $ 387,843
                                                                                                                    --------------

Net Income                                                                             1,855                              1,855

Currency Translation Adjustments                                                                         1,554            1,554

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of
  tax of $514)                                                                                            (560)            (560)
                                                                                                                    --------------

Comprehensive Income                                                                                                      2,849
                                                                                                                    --------------

Stock Issued                               256                                                                              256

Stock Redeemed                          (3,638)          (1)                                                             (3,639)

Advance Payments                                                       (4)                                                   (4)

Dividends Declared                                                                    (3,620)                            (3,620)
                                    ------------ ------------- ----------------- -------------- ------------------- --------------

June 30, 2003                         $119,890      $    44      $     46          $ 307,669       $   (43,964)       $ 383,685
                                    ============ ============= ================= ============== =================== ==============





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

Note 2
------

                                                            SIX MONTHS 2003                SIX MONTHS 2002
                                                       --------------------------     -------------------------
Earnings for Six Months                                  $         1,855                $         1,940
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              1
                                                       --------------------------     -------------------------

Available for Common Stock                               $         1,854                $         1,939
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              6,058,969                      6,263,736
                                                       --------------------------     -------------------------

Earnings Per Share                                       $           .31                $           .31
                                                       --------------------------     -------------------------

Note 3
------

               At June 30, 2003 the Company had a $200 million accounts receivable securitization program that expires in October 2003. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the securitization program at June 30, 2003.

Note 4
------

               In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both.

               The Company has two operating lease arrangements with an independent lessor which have provided $63,684 of off-balance sheet financing for eight of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for up to two additional five-year terms or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party. The leasing structures used in these two lease arrangements qualify as variable interest entities under Interpretation No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the fourth quarter of 2004. As of June 30, 2003 the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements is $62,456, the amount guaranteed by the Company as the residual fair value of the property in accordance with the lease arrangements.

Item 2.              MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------
       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

       Six Months Ended June 30:                                                2003                 2002
                                                                                ----                 ----
        Net Sales                                                              100.0%               100.0%
        Cost of Merchandise Sold                                               (80.5)               (81.5)
                                                                             ----------           ----------
        Gross Margin                                                            19.5                 18.5
        Selling, General and Administrative Expenses                           (18.0)               (16.9)
        Depreciation and amortization                                            (.9)                 (.8)
                                                                             ----------           ----------
        Income from operations                                                    .6                   .8
        Other Income, net                                                         .3                   .1
        Interest Expense                                                         (.7)                 (.7)
                                                                             ----------           ----------
        Income Before Provision for Income Taxes                                  .2                   .2
        Provision for Income Taxes                                               (.1)                 (.1)
                                                                             ----------           ----------
        Net Income                                                                .1%                  .1%
                                                                             ==========           ==========

         Net sales in the first six months of 2003 decreased $202,670, or 10.1%, to $1,811,326 compared to $2,013,996 in the first six months of 2002. The lower net sales resulted from the generally depressed economic conditions that continue to be prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. The general slowdown in new construction projects and the reduction in capital spending by commercial and industrial customers that began in 2001 has continued throughout 2002 and the first six months of 2003. Communications market activity remains severely depressed as a result of excess infrastructure and plant and network capacity in the marketplace. Electrical market sales decreased 8.2% and communications market sales decreased 16.8% when comparing the first six months of 2003 to the first six months of 2002.
         Gross margin decreased $18,719, or 5.0%, from $372,345 in the first six months of 2002 to $353,626 in the first six months of 2003 primarily due to the lower sales in the electrical and communications markets.
         Selling, general and administrative expenses decreased $14,267, or 4.2%, when comparing the first six months of 2003 to the first six months of 2002 primarily due to reductions in the Company's employment levels which resulted in lower salary expenses of approximately $18,000. The decrease in these expenses was partially offset by an increase in expenses related to the implementation of the Enterprise Resource Planning (ERP) system of approximately $4,300. The Company expects that the decrease in employment levels will be sustainable until such time as there is a significant growth in sales.
         Depreciation and amortization increased from $16,566 in the first six months of 2002 to $17,785 in the first six months of 2003 primarily due to additional amortization expenses as a result of the implementation of the ERP system during the second quarter of 2003.
        Other income, net includes gains on sale of property of $3,038 and $0 and accounts receivable interest charges to customers of $644 and $784 in the first six months of 2003 and the first six months of 2002, respectively.
         Interest expense decreased $3,117, or 20.9%, when comparing the first six months of 2003 to the first six months of 2002 primarily due to lower interest rates on short-term borrowings

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------
and decreased levels of short-term borrowings required to finance lower levels of inventory and receivables.

         The combined effect of the decrease in gross margin and the increase in other income, together with the increase in depreciation and amortization and decreases in selling, general and administrative expenses and interest expense, resulted in a decrease in pretax earnings of $64 in the first six months of 2003 compared to the same period in 2002.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At June 30, 2003, current assets exceeded current liabilities by $404,229, down $41,404 from December 31, 2002. The increase in accounts receivable from December 31, 2002 to June 30, 2003 resulted primarily from higher sales volume in May and June of 2003 compared to sales for November and December of 2002. The average number of days of sales in accounts receivable has increased slightly during the first six months of 2003. Merchandise inventory decreased when comparing June 30, 2003 to December 31, 2002 due largely to continuing reductions in specific inventory carried to support customer contract agreements and lower inventory levels required to support the overall decrease in sales volume. The increase in trade accounts payable resulted primarily from additional dating taken on supplier payments.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003. The total project costs are expected to be approximately $92,000. The Company is funding the project through a combination of equipment leases and working capital. Project costs through June 30, 2003 are approximately $89,000, of which $74,739 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At June 30, 2003, the Company had available to it unused lines of credit amounting to $436,055. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2003 through June 30 ranged from a minimum of $0 to a maximum of $162,539.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first six months of 2003, cash provided by operations amounted to $60,882 compared to $94,570 cash provided by operations in the first six months of 2002. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $252 in the first six months of 2003. Additional cash of approximately $250 will be provided in the remainder of 2003 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

---------------------------------------------

         Capital expenditures for property for the six-month periods ended June 30, 2003 and 2002 were $40,258 and $28,401, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2003 and 2002 were $3,639 and $3,185, respectively. Dividends paid for the six-month periods ended June 30, 2003 and 2002 were $10,423 and $10,111, respectively.

Item 3.                  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                        -----------------------------

         There have been no material changes in the policies, procedures, controls or risk profile from that provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. On April 1, 2003, the Company implemented the first phase of its conversion to a new ERP platform. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

              The annual meeting of shareholders occurred on June 12, 2003. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,730,075 votes, no negative votes were cast.

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

    (10) Material Contracts

             10.1 - Receivables Sale Agreement, dated June 30, 2000, between
                    Graybar Electric Company, Inc. and Graybar Commerce Corporation.
             10.2 - Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and
                    December 23, 2002.
             10.3 - Five Year, $205 million, Credit Agreement, dated
                    July 30, 1999, among Graybar Electric Company, Inc., First Union National Bank, as Agent, and other banks named therein; Amendment to Five Year Credit Agreement dated May 12, 2000.

(31)   Rule 13a-14(a)/15d-14(a) Certifications

          31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.
          31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

(32)   Section 1350 Certifications

          32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.
          32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

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


            August 13, 2003         GRAYBAR ELECTRIC COMPANY, INC.
         ---------------------
                (Date)


                                            /S/ R. A. REYNOLDS, JR.
                                    ---------------------------------------
                                              R. A. REYNOLDS, JR.
                                                 PRESIDENT AND
                                          PRINCIPAL EXECUTIVE OFFICER


                                               /S/ J. H. HINSHAW
                                    ---------------------------------------
                                                 J. H. HINSHAW
                                           SENIOR VICE PRESIDENT AND
                                          PRINCIPAL FINANCIAL OFFICER


                                                /S/ J. H. KIPPER
                                    ---------------------------------------
                                                  J. H. KIPPER
                                                 VICE PRESIDENT
                                                AND COMPTROLLER

                                EXHIBIT INDEX

10.1 - Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation.
10.2 - Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001,
       December 31, 2001, October 23, 2002, and December 23, 2002.
10.3 - Five Year, $205 million, Credit Agreement, dated July 30,
       1999, among Graybar Electric Company, Inc., First Union National
       Bank, as Agent, and other banks named therein; Amendment to Five Year Credit Agreement dated May 12, 2000.
31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.
31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.
32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.
32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.