Form 10-Q
period 2003-09-30
GRAYBAR ELECTRIC CO INC
filed 2003-11-13
CIK 205402

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

      For the quarterly period ended       September 30, 2003
                                       ---------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                      ------------     --------------



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

                           YES    X    NO
                               -------    -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                           YES         NO    X
                               -------    --------



Common Stock Outstanding at October 31, 2003:         5,907,441
                                                --------------------
                                                 (Number of Shares)

Item 1.  Financial Statements                                PART I
                                                             ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                            SEPTEMBER 30, 2003              DECEMBER 31, 2002
                                                                       -----------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                    $         15,199                  $         20,826
                                                                       -----------------------------     -------------------------
   Trade receivables                                                                582,376                           504,102
                                                                       -----------------------------     -------------------------
   Merchandise inventory                                                            486,891                           515,691
                                                                       -----------------------------     -------------------------
   Other current assets                                                              24,010                            17,270
                                                                       -----------------------------     -------------------------
        Total current assets                                                      1,108,476                         1,057,889
                                                                       -----------------------------     -------------------------

PROPERTY

   Land                                                                              28,105                            25,601
                                                                       -----------------------------     -------------------------
   Buildings and permanent fixtures                                                 245,437                           235,205
                                                                       -----------------------------     -------------------------
   Furniture and fixtures                                                           165,113                           167,371
                                                                       -----------------------------     -------------------------
   Software                                                                          75,737                            50,236
                                                                       -----------------------------     -------------------------
   Capital equipment leases                                                          33,952                            24,159
                                                                       -----------------------------     -------------------------
   Less-Accumulated depreciation                                                    229,466                           209,189
                                                                       -----------------------------     -------------------------
        Net property                                                                318,878                           293,383
                                                                       -----------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                        19,482                            24,294
                                                                       -----------------------------     -------------------------

OTHER ASSETS                                                                         30,446                            24,605
                                                                       -----------------------------     -------------------------

                                                                           $      1,477,282                  $      1,400,171
                                                                       =============================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                   $            ---                  $            ---
                                                                       -----------------------------     -------------------------
   Current portion of long-term debt                                                 24,842                            23,314
                                                                       -----------------------------     -------------------------
   Trade accounts payable                                                           562,054                           498,855
                                                                       -----------------------------     -------------------------
   Other accrued taxes                                                               14,863                            12,036
                                                                       -----------------------------     -------------------------
   Accrued payroll and benefit costs                                                 35,025                            22,667
                                                                       -----------------------------     -------------------------
   Dividends payable                                                                    ---                             6,802
                                                                       -----------------------------     -------------------------
   Other payables and accruals                                                       57,199                            48,582
                                                                       -----------------------------     -------------------------
        Total current liabilities                                                   693,983                           612,256
                                                                       -----------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                    78,486                            77,586
                                                                       -----------------------------     -------------------------

PENSION LIABILITY                                                                    55,776                            55,776
                                                                       -----------------------------     -------------------------

LONG TERM DEBT                                                                      262,036                           266,710
                                                                       -----------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                         1,079                               ---
                                                                       -----------------------------     -------------------------



                                     2





                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                            SEPTEMBER 30, 2003             DECEMBER 31, 2002
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

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                 SHARES
                                                 ------
                                          2003             2002
                                          ----             ----
Issued to voting trustees               5,898,548        5,879,436
                                      -------------    -------------
Issued to shareholders                    311,618          311,549
                                      -------------    -------------
In treasury, at cost                     (291,205)         (27,380)
                                      -------------    -------------
Outstanding                             5,918,961        6,163,605                  118,379                      123,272
                                      -------------    -------------     -------------------------     -------------------------

Advance payments on subscriptions
  to common stock                                                                        46                           50
                                                                         -------------------------     -------------------------

Retained earnings                                                                   310,497                      309,434
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (43,044)                     (44,958)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       385,922                      387,843
                                                                         -------------------------     -------------------------

                                                                           $      1,477,282              $     1,400,171
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF INCOME
                                              ---------------------------------
                                                (Dollars Stated in Thousands)
                                            (Except for Share and Per Share Data)

                                                                                          QUARTER ENDED
                                                                       SEPTEMBER 30, 2003             SEPTEMBER 30, 2002
                                                                    --------------------------     --------------------------
GROSS SALES, net of returns and allowances                            $     1,027,120                $     1,016,833
                                                                    --------------------------     --------------------------
   Less - Cash discounts                                                        2,671                          3,110
                                                                    --------------------------     --------------------------
NET SALES                                                                   1,024,449                      1,013,723
                                                                    --------------------------     --------------------------
COST OF MERCHANDISE SOLD                                                      833,478                        824,747
                                                                    --------------------------     --------------------------
   Gross margin                                                               190,971                        188,976
                                                                    --------------------------     --------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  169,084                        165,341
                                                                    --------------------------     --------------------------
DEPRECIATION AND AMORTIZATION                                                   9,516                          8,896
                                                                    --------------------------     --------------------------
   Income from operations                                                      12,371                         14,739
                                                                    --------------------------     --------------------------
OTHER INCOME, net                                                               1,732                            864
                                                                    --------------------------     --------------------------
INTEREST EXPENSE                                                                6,049                          6,574
                                                                    --------------------------     --------------------------
   Income before provision for income taxes                                     8,054                          9,029
                                                                    --------------------------     --------------------------

PROVISION FOR INCOME TAXES

   Current                                                                       (565)                         3,571
                                                                    --------------------------     --------------------------
   Deferred                                                                     4,010                            (96)
                                                                    --------------------------     --------------------------
      Total provision for income taxes                                          3,445                          3,475
                                                                    --------------------------     --------------------------

NET INCOME                                                            $         4,609                $         5,554
                                                                    ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                                  $           .77                $           .89
                                                                    ==========================     ==========================

DIVIDENDS

   Preferred - $.25 per share                                         $             1                $             1
                                                                    --------------------------     --------------------------
   Common - $.30 per share                                                      1,780                          1,872
                                                                    --------------------------     --------------------------
                                                                      $         1,781                $         1,873
                                                                    ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF INCOME
                                              ---------------------------------
                                                (Dollars Stated in Thousands)
                                            (Except for Share and Per Share Data)

                                                                                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2003             SEPTEMBER 30, 2002
                                                                   --------------------------     --------------------------
GROSS SALES, net of returns and allowances                           $     2,843,767                $     3,036,701
                                                                                                  --------------------------
                                                                   --------------------------
   Less - Cash discounts                                                       7,992                          8,982
                                                                   --------------------------     --------------------------

NET SALES                                                                  2,835,775                      3,027,719
                                                                   --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                   2,291,178                      2,466,398
                                                                   --------------------------     --------------------------

   Gross margin                                                              544,597                        561,321
                                                                   --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 494,721                        505,245
                                                                   --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                 27,301                         25,462
                                                                   --------------------------     --------------------------

   Income from operations                                                     22,575                         30,614
                                                                   --------------------------     --------------------------

OTHER INCOME, net                                                              6,390                          3,032
                                                                   --------------------------     --------------------------

INTEREST EXPENSE                                                              17,820                         21,462
                                                                   --------------------------     --------------------------

   Income before provision for income taxes                                   11,145                         12,184
                                                                   --------------------------     --------------------------

PROVISION FOR INCOME TAXES

   Current                                                                       (50)                         4,978
                                                                   --------------------------     --------------------------
   Deferred                                                                    4,731                           (288)
                                                                   --------------------------     --------------------------
      Total provision for income taxes                                         4,681                          4,690
                                                                   --------------------------     --------------------------

NET INCOME                                                           $         6,464                $         7,494
                                                                   ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                        $          1.07                $          1.20
                                                                   ==========================     ==========================

DIVIDENDS

   Preferred - $.75 per share                                        $             2                $             2
                                                                   --------------------------     --------------------------
   Common - $.90 per share                                                     5,399                          5,683
                                                                   --------------------------     --------------------------
                                                                     $         5,401                $         5,685
                                                                   ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -------------------------------------
                                                (Dollars Stated in Thousands)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2003                        2002
                                                                           -----------------------     -----------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                $          6,464            $          7,494
                                                                           -----------------------     -----------------------

   Adjustments to reconcile net income to cash provided by operations:

      Depreciation and amortization                                                    27,301                      25,462
                                                                           -----------------------     -----------------------
      Deferred income taxes                                                             4,731                        (288)
                                                                           -----------------------     -----------------------
      Gain on sale of property                                                         (3,665)                        ---
                                                                           -----------------------     -----------------------
      Changes in assets and liabilities:
         Trade receivables                                                            (78,274)                     40,621
                                                                           -----------------------     -----------------------
         Merchandise inventory                                                         28,800                     101,656
                                                                           -----------------------     -----------------------
         Other current assets                                                          (6,740)                      3,019
                                                                           -----------------------     -----------------------
         Other assets                                                                  (5,841)                     (3,793)
                                                                           -----------------------     -----------------------
         Trade accounts payable                                                        63,199                       2,560
                                                                           -----------------------     -----------------------
         Accrued payroll and benefit costs                                             12,358                      (8,947)
                                                                           -----------------------     -----------------------
         Other accrued liabilities                                                     16,223                       5,198
                                                                           -----------------------     -----------------------
                                                                                       58,092                     165,488
                                                                           -----------------------     -----------------------

   Net cash provided by operations                                                     64,556                     172,982
                                                                           -----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                    6,098                       6,034
                                                                           -----------------------     -----------------------
      Capital expenditures for property                                               (45,436)                    (41,904)
                                                                           -----------------------     -----------------------

   Net cash used by investing activities                                              (39,338)                    (35,870)
                                                                           -----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net decrease in short-term borrowings                                               ---                     (86,846)
                                                                           -----------------------     -----------------------
      Proceeds from long-term debt                                                        ---                         ---
                                                                           -----------------------     -----------------------
      Repayment of long-term debt                                                      (9,908)                    (29,276)
                                                                           -----------------------     -----------------------
      Principal payments under capital equipment leases                                (3,836)                     (3,528)
                                                                           -----------------------     -----------------------
      Sale of common stock                                                                380                      15,056
                                                                           -----------------------     -----------------------
      Purchase of treasury stock                                                       (5,278)                     (4,807)
                                                                           -----------------------     -----------------------
      Dividends paid                                                                  (12,203)                    (11,984)
                                                                           -----------------------     -----------------------

   Net cash used by financing activities                                              (30,845)                   (121,385)
                                                                           -----------------------     -----------------------

NET INCREASE (DECREASE) IN CASH                                                        (5,627)                     15,727
                                                                           -----------------------     -----------------------

CASH, BEGINNING OF YEAR                                                                20,826                      10,079
                                                                           -----------------------     -----------------------

CASH, END OF THIRD QUARTER                                                   $         15,199            $         25,806
                                                                           =======================     =======================

See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  ----------------------------------------------------------
                                                  FOR THE NINE MONTHS ENDED
                                                  -------------------------
                                                 SEPTEMBER 30, 2003 AND 2002
                                                 ---------------------------
                                                (Dollars Stated in Thousands)

                                                                   COMMON                         ACCUMULATED
                                                                   STOCK                             OTHER
                                       COMMON      PREFERRED    SUBSCRIBED,      RETAINED        COMPREHENSIVE
                                        STOCK        STOCK        UNISSUED       EARNINGS        INCOME (LOSS)       TOTAL
                                     ----------- ------------ --------------- --------------  ------------------ -------------
December 31, 2001                     $114,424      $    51     $      0        $ 310,521        $   (17,504)      $ 407,492
                                                                                                                 -------------

Net Income                                                                          7,494                              7,494

Currency Translation Adjustments                                                                        (246)           (246)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $1,534)                                                                                          (2,426)         (2,426)
                                                                                                                 -------------

Comprehensive Income                                                                                                   4,822
                                                                                                                 -------------

Stock Issued                            15,004                                                                        15,004

Stock Redeemed                          (4,805)          (2)                                                          (4,807)

Advance Payments                                                      52                                                  52

Dividends Declared                                                                 (5,685)                            (5,685)
                                     ----------- ------------ --------------- --------------  ------------------ -------------

September 30, 2002                    $124,623      $    49     $     52        $ 312,330        $   (20,176)      $ 416,878
                                     =========== =========== ================ ==============  ================== =============

                                                                   COMMON                         ACCUMULATED
                                                                   STOCK                             OTHER
                                       COMMON      PREFERRED    SUBSCRIBED,      RETAINED        COMPREHENSIVE
                                        STOCK        STOCK        UNISSUED       EARNINGS        INCOME (LOSS)       TOTAL
                                     ----------- ------------ --------------- --------------  ------------------ -------------
December 31, 2002                     $123,272      $    45     $     50        $ 309,434        $   (44,958)      $ 387,843
                                                                                                                 -------------

Net Income                                                                          6,464                              6,464

Currency Translation Adjustments                                                                       1,654           1,654

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $34)                                                                                                260             260
                                                                                                                 -------------

Comprehensive Income                                                                                                   8,378
                                                                                                                 -------------

Stock Issued                               384                                                                           384

Stock Redeemed                          (5,277)          (1)                                                          (5,278)

Advance Payments                                                      (4)                                                 (4)

Dividends Declared                                                                 (5,401)                            (5,401)
                                     ----------- ------------ --------------- --------------  ------------------ -------------

September 30, 2003                    $118,379      $    44     $     46        $ 310,497        $   (43,044)      $ 385,922
                                     =========== ============ =============== ==============  ================== =============



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

Note 2
------

                                                            NINE MONTHS 2003               NINE MONTHS 2002
                                                       --------------------------     -------------------------
Earnings for Nine Months                                 $         6,464                $         7,494
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           2                              2
                                                       --------------------------     -------------------------

Available for Common Stock                               $         6,462                $         7,492
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              6,023,873                      6,262,246
                                                       --------------------------     -------------------------

Earnings Per Share                                       $          1.07                $          1.20
                                                       --------------------------     -------------------------

Note 3
------

               At September 30, 2003 the Company had a $200 million accounts receivable securitization program that expired in October 2003 and was subsequently renewed for an additional three-year period with an expiration date of October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the securitization program at September 30, 2003.

Note 4
------

               The Company has two operating lease arrangements with an independent lessor which have provided $63,684 of off-balance sheet financing for eight of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for up to two additional five-year terms or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party. In the third quarter 2003, the Company renewed one of these operating lease agreements. Upon renewal, the Company recorded a $1,079 liability, the estimated fair value of the residual value guarantee.

               The leasing structures used in these two lease arrangements qualify as variable interest entities under Interpretation No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the fourth quarter of 2004. As of September 30, 2003 the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements is $54,131, the amount guaranteed by the Company as the residual fair value of the property in accordance with the lease arrangements.

  Note 5
  ------

               Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2003 and 2002 was $5,529 and $3,228, respectively.

Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

      Nine Months Ended September 30:                                          2003                 2002
                                                                               ----                 ----
       Net Sales                                                              100.0%               100.0%
       Cost of Merchandise Sold                                               (80.8)               (81.5)
                                                                            ----------           ----------
       Gross Margin                                                            19.2                 18.5
       Selling, General and Administrative Expenses                           (17.4)               (16.7)
       Depreciation and amortization                                           (1.0)                 (.8)
                                                                            ----------           ----------
       Income from operations                                                    .8                  1.0
       Other Income, net                                                         .2                   .1
       Interest Expense                                                         (.6)                 (.7)
                                                                            ----------           ----------
       Income Before Provision for Income Taxes                                  .4                   .4
       Provision for Income Taxes                                               (.2)                 (.2)
                                                                            ----------           ----------
       Net Income                                                                .2%                  .2%
                                                                            ==========           ==========

         Net sales in the first nine months of 2003 decreased $191,944, or 6.3%, to $2,835,775 compared to $3,027,719 in the first nine months of 2002. The lower net sales resulted from the generally depressed economic conditions that have been prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. The general slowdown in new construction projects and the reduction in capital spending by commercial and industrial customers that began in 2001 has continued throughout 2002 and the first nine months of 2003. Communications market activity remains severely depressed as a result of excess infrastructure and plant and network capacity in the marketplace. Electrical market sales decreased 4.8% and communications market sales decreased 14.3% when comparing the first nine months of 2003 to the first nine months of 2002. Net sales for the quarter ending September 30, 2003 increased 1.1% when compared to net sales for the quarter ending September 30, 2002.

         Gross margin decreased $16,724, or 3.0%, from $561,321 in the first nine months of 2002 to $544,597 in the first nine months of 2003 primarily due to the lower sales in the electrical and communications markets. Gross margin increased 1.1% when comparing the quarter ending September 30, 2003 to the quarter ending September 30, 2002.

         Selling, general and administrative expenses decreased $10,524, or 2.1%, when comparing the first nine months of 2003 to the first nine months of 2002 primarily due to reductions in the Company's employment levels which resulted in lower salary expenses of approximately $21,300. The decrease in these expenses was partially offset by an increase in expenses related to the implementation of the Enterprise Resource Planning (ERP) system of approximately $5,700. The Company expects that the decrease in employment levels will be sustainable until such time as there is a significant growth in sales.

         Depreciation and amortization increased from $25,462 in the first nine months of 2002 to $27,301 in the first nine months of 2003 primarily due to additional amortization expenses as a result of the implementation of the ERP system during the second quarter of 2003.

         Other income, net includes gains on sale of property of $3,665 and $0 and accounts receivable interest charges to customers of $1,241 and $1,191 in the first nine months of 2003 and the first nine months of 2002, respectively.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
----------------------

         Interest expense decreased $3,642, or 17.0%, when comparing the first nine months of 2003 to the first nine months of 2002 primarily due to lower interest rates on short-term borrowings.

         The combined effect of the decrease in gross margin and the increase in other income, together with the increase in depreciation and amortization and decreases in selling, general and administrative expenses and interest expense, resulted in a decrease in pretax earnings of $1,039 in the first nine months of 2003 compared to the same period in 2002.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At September 30, 2003, current assets exceeded current liabilities by $414,493, down $31,140 from December 31, 2002. The increase in accounts receivable from December 31, 2002 to September 30, 2003 resulted primarily from higher sales volume in August and September of 2003 compared to sales for November and December of 2002. The average number of days of sales in accounts receivable has increased slightly during the first nine months of 2003. Merchandise inventory decreased when comparing September 30, 2003 to December 31, 2002 due largely to continuing reductions in specific inventory carried to support customer contract agreements and lower inventory levels required to support the overall decrease in sales volume. The increase in trade accounts payable resulted primarily from additional dating taken on supplier payments.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003. The total project costs are expected to be approximately $98,000. The Company is funding the project through a combination of equipment leases and working capital. Project costs through September 30, 2003 are approximately $92,000, of which $75,737 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At September 30, 2003, the Company had available to it unused lines of credit amounting to $437,482. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2003 through September 30 ranged from a minimum of $0 to a maximum of $188,281.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first nine months of 2003, cash provided by operations amounted to $64,556 compared to $172,982 cash provided by operations in the first nine months of 2002. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $380 in the first nine months of 2003. Additional cash of approximately $129 will be provided in the remainder of 2003 as a result of payments to be made for stock subscribed to by employees under the 2001 Common Stock Purchase Plan.

---------------------------------------------

         Capital expenditures for property for the nine-month periods ended September 30, 2003 and 2002 were $45,436 and $41,904, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2003 and 2002 were $5,278 and $4,807, respectively. Dividends paid for the nine-month periods ended September 30, 2003 and 2002 were $12,203 and $11,984, respectively.

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

Item 4.                   CONTROLS AND PROCEDURES
                          -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. On April 1, 2003, the Company implemented the first phase of its conversion to a new ERP platform. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

                         PART II: OTHER INFORMATION
                         --------------------------

Item 6.  Exhibits and Reports On Form 8-K

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

           November 13, 2003              GRAYBAR ELECTRIC COMPANY, INC.
         --------------------
                 (Date)

                                                /S/ R. A. REYNOLDS, JR.
                                          -------------------------------------
                                                  R. A. REYNOLDS, JR.
                                                     PRESIDENT AND
                                              PRINCIPAL EXECUTIVE OFFICER


                                                   /S/ J. H. HINSHAW
                                          -------------------------------------
                                                    J. H. HINSHAW
                                             SENIOR VICE PRESIDENT AND
                                             PRINCIPAL FINANCIAL OFFICER


                                                    /S/ J. H. KIPPER
                                          -------------------------------------
                                                     J. H. KIPPER
                                                    VICE PRESIDENT
                                                    AND COMPTROLLER

                                EXHIBIT INDEX
                                -------------

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