Form 10-K
period 2003-12-31
GRAYBAR ELECTRIC CO INC
filed 2004-03-26
CIK 205402

                                                                     CONFORMED

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003.

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to                   .
                                      ------------------    ------------------

                        COMMISSION FILE NUMBER 0-255

                       GRAYBAR ELECTRIC COMPANY, INC.
           (Exact name of registrant as specified in its charter)

            NEW YORK                                        13-0794380
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MISSOURI                  63105
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

                               Yes ( ) No (X)

       The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2003, was approximately $118,596,700. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors and officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on
Form 10-K.

       The number of shares of Common Stock oustanding at March 26, 2004 was 5,797,228.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

       (1) Annual Report to Shareholders for the fiscal year ended December 31, 2003 - Part II, Items 5-8.

       (2) Information Statement relating to the 2004 Annual Meeting of Shareholders - Part III, Items 10-14.

                                   PART I
                                   ------

Item 1.    Business
------     --------

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

           The Company's filings with the United States Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are accessible free of charge at www.graybar.com within the "About Us" page under "SEC Filings."

Suppliers
---------

           The Company acts as a distributor of approximately 1.4 million products (stockkeeping units) of more than 4,600 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.

           During 2003, the Company purchased approximately 46% of the products it distributes from its top 25 suppliers. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for all product categories.

Products Distributed
--------------------

           The Company stocks more than 150,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical, telecommunications and networking products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, PBXs, data products for local area networks or wide area networks, fiber optic products, and CATV products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.

           On December 31, 2003 and 2002, the Company had orders on hand which totaled approximately $349,479,000 and $305,541,000, respectively. The increase from 2002 to 2003 reflects the generally improving economic conditions that are prevalent on an industry-wide basis in the electrical and communications markets in which the Company operates. The market for electrical products has been affected by increased capital spending by manufacturing and commercial customers for both new construction projects and maintenance. In the communications industry, the dramatic decreases in spending that occurred in 2001 and 2002 have been followed by a more stable market environment in 2003, particularly during the second half of the year. The Company expects that approximately 85% of the orders on hand at December 31, 2003 will be filled within the twelve-month period ending December 31, 2004. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation, and the Company has historically allowed such cancellations.

Marketing
---------

           The Company sells its products through a network of distribution facilities located in 13 geographical districts throughout the United States. In each district the Company maintains a main distribution facility and a number of branch distribution facilities, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. The main distribution facility in each district carries a substantially larger inventory than the branch facilities so that the branch facilities can call upon the main distribution facility for additional items of inventory. In addition, the Company maintains 14 zone warehouses with both standard and specialized inventory products. The zone warehouses replenish the inventories carried at the distribution facilities and make shipments directly to customers. The Company has subsidiary operations with distribution facilities located in Puerto Rico, Mexico and Canada.

           The distribution facilities operated by the Company are shown in the following table:

                                              Number of Branch
Location of Main                                Distribution
Distribution Facility                      Facilities in District               Zone Warehouses
---------------------                      ----------------------               ---------------
Boston, MA                                           10                         Austell, GA
City of Industry, CA                                 20                         Charlotte, NC
Dallas, TX                                           13                         Cranbury, NJ
Glendale Heights, IL                                 20                         Fresno, CA
Minneapolis, MN                                      17                         Hamilton, OH
New York, NY                                         14                         Joliet, IL
Norcross, GA                                         19                         Puyallup, WA
Phoenix, AZ                                           9                         Richmond, VA
Pittsburgh, PA                                       19                         Rogers, MN
Richmond, VA                                         16                         Springfield, MO
Seattle, WA                                          10                         Stafford, TX
St. Louis, MO                                        13                         Tampa, FL
Tampa, FL                                            18                         Taunton, MA
                                                                                Youngstown, OH

                                                     Number of
                                                     ---------
                                                    Distribution
                                                    ------------
                                                     Facilities
                                                     ----------
        Graybar International, Inc.
        ---------------------------
         Puerto Rico                                      1
        Graybar Electric Canada, Ltd.
        -----------------------------
         Canada                                          25
        Graybar de Mexico, S. de R.L. de C.V.
        -------------------------------------
         Mexico City, Mexico                              1

           Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately 61% of the orders are filled from the Company's inventory and the remainder are shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of accounts receivable and accounts payable terms with its suppliers. The Company's short-term borrowing facilities may be used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

           The Company distributes its products to more than 170,000 customers, which fall into six general classes. The following list shows the estimated percentage of the Company's total sales for each of the last three years, attributable to each of these classes:

             CLASS OF CUSTOMERS                                    PERCENTAGE OF SALES
             ------------------                                    -------------------

                                                    2003                   2002                   2001
                                              -----------------      -----------------      -----------------

Electrical Contractors                               41.5%                  41.5%                  37.6%
Commercial & Industrial                              22.1                   22.4                   21.1
Telecommunication Companies                          22.6                   24.5                   31.6
Private and Public Power Utilities                    4.0                    4.0                    3.4
International                                         4.7                    3.2                    2.9
Other                                                 5.1                    4.4                    3.4
                                              -----------------      -----------------      -----------------
                                                    100.0%                 100.0%                 100.0%
                                              =================      =================      =================

           At December 31, 2003, the Company employed approximately 2,800 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers, and telemarketing, advertising, quotation, counter and clerical personnel.

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

Foreign Sales
-------------

           Sales by the Company to customers in foreign countries accounted for approximately five percent of consolidated revenues in 2003 and approximately three percent in both 2002 and 2001. Export activities are handled from Company facilities in Texas and California. In addition, subsidiaries of the Company have operations in Canada and Mexico. Long-lived assets located outside the United States represented less than one percent of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its limited foreign operations.

Employees
---------

           At December 31, 2003, the Company employed approximately 7,900 persons on a full-time basis. Approximately 165 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.    Properties
------     ----------

           As of December 31, 2003, the Company has 14 zone warehouses, ranging in size from approximately 140,000 to 300,000 square feet. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the off-balance sheet operating lease agreements with an independent lessor that have been used to fund the acquisition and, in some cases, construction, of eight of the zone warehouses. Of the remaining six zone warehouses, one is owned and the rest are leased, with the remaining lease terms ranging from approximately 1 to 8 years.

           At December 31, 2003, the Company operated in 13 geographical districts in the United States, each of which maintains a main distribution facility that consists primarily of warehouse space (ranging from approximately 50,000 to 140,000 square feet). A small portion of the space in each of the main distribution facilities is used for offices. All of these were owned by the Company. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from 9 to 20 and totals 198. The branch facilities range in size from approximately 4,000 square feet to 100,000 square feet, with the average being approximately 26,000 square feet. The Company owns 110 of the branch facilities and leases 88. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

           As of December 31, 2003, the Company has a 22,000 square foot leased facility in Puerto Rico and an 18,000 square foot leased facility in Mexico. In Canada, the Company has 25 distribution facilities, of which 9 are owned and 16 are leased, ranging in size from approximately 8,000 to 60,000 square feet.

           The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has an option to purchase this facility at the expiration of the lease in 2021.

           As of December 31, 2003, approximately $9.7 million in debt of the Company was secured by mortgages on 12 buildings. Five of these facilities are subject to a first mortgage securing a 9.23% note, of `which $5.5 million in principal amount remains outstanding. Six of these facilities are subject to first mortgages securing variable rate notes, of which $.9 million in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 7.95% note, of which $3.3 million in principal remains outstanding.

Item 3.    Legal Proceedings
------     -----------------

           There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

           No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Executive Officers of the Registrant
------------------------------------

           Certain information with respect to the executive officers of the Company is set forth in Item 10 of this Annual Report on Form 10-K.

                                   PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
------     --------------------------------------------------------------
           Matters and Issuer Purchases of Equity Securities
           -------------------------------------------------

           The Company is 100% owned by its active and retired employees, and there is no public trading market for its Common Stock, par value $1 per share with a stated value of $20 per share. Since 1928, substantially all of the issued and outstanding shares of Common Stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2003, approximately 95% of the Common Stock was held in a Voting Trust that expires by its terms on March 31, 2007. The participation of shareholders in a voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in a newly formed voting trust hold their Common Stock as the shareholders of record.

           No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which the shares were issued. The Company also has the option to purchase at the issue price the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so. In the months of October, November and December 2003 the Company purchased 11,642, 13,964 and 28,343 shares, respectively, at the issue price of $20 per share.

           The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2003, (the "2003 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.    Selected Financial Data
------     -----------------------

           The selected financial data for the Company as of December 31, 2003 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected
Consolidated Financial Data" on page 15 of the 2003 Annual Report and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 19 of the 2003 Annual Report and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

           The Company's interest expense is sensitive to changes in the general level of interest rates. Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed-rate portion of the debt portfolio impacts the fair value of the financial instrument but has no impact on interest incurred or cash flows. A change in interest rates on the variable-rate portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the fair value of the financial instrument. To mitigate the cash flow impact of interest rate fluctuations, the Company generally maintains a significant portion of its debt as fixed rate in nature by borrowing on a long-term basis.

           The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                                            Fair
                                                                                                                           Market
                                                                                               There-                      Value
                                   2004        2005        2006         2007         2008       after         Total       12/31/03
                                   ----        ----        ----         ----         ----      -------        -----       --------
Long-term debt principal
 payments by expected maturity
 dates, including current
 portion -
  Fixed-rate debt(A)              22,872      48,750      31,782       31,725       31,728      110,396      277,253       278,947
  Average interest rate             7.19%       7.37%       7.15%        7.15%        7.15%        7.06%

  Short-term variable-
    rate borrowings                    0                                                                           0             0
  Average interest rate

(A) Dollars stated in thousands

           The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

           In September 2000 the Company entered into a swap agreement to manage interest rates on amounts due under certain operating leases. The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments with the Company being paid a London Interbank Offered Rate (LIBOR) floating rate, and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2003 was $(5,937,000). The negative value of this agreement reflects the low interest rates generally.

           Foreign Exchange Rate Risk
           --------------------------

           The Company conducts business in several foreign countries including Canada and Mexico. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.    Financial Statements and Supplementary Data
------     -------------------------------------------

           The financial statements and Report of Independent Auditors required by this Item 8 are listed in Item 15(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2003 Annual Report in such list are incorporated herein by reference.

           Selected quarterly financial data for the years ended December 31, 2003 and 2002 required by Item 302(a) is included in Note 10 - "Quarterly Financial Information (Unaudited)" to the consolidated financial statements on page 29 of the 2003 Annual Report and is incorporated herein by reference.

           There is no other supplementary financial information required by this item that is applicable to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

Item 9A.   Controls and Procedures
-------    -----------------------

           An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. On April 1, 2003, the Company began implementation of the first phase of its conversion to a new ERP platform and continued rollout and implementation to various locations throughout 2003. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" and "Directors --Committees" in the Company's Information Statement relating to the 2004 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

           The following directors are also executive officers of the Company:
D. B. D'Alessandro, D. E. DeSousa, T. F. Dowd, L. R. Giglio, J. H. Hinshaw,
K. M. Mazzarella, R. D. Offenbacher and R. A. Reynolds, Jr. Information regarding the other executive officers appears below. All executive officers are elected annually.

Name             Age    Business experience last five years
----             ---    -----------------------------------
J.  H. Kipper    51     Employed by Company in 1974; Assistant Controller 1989 to 1999;
                        Vice President and Controller 1999 to present.

J.  N. Reed      47     Employed by Company in 1980; Assistant to Treasurer 1993 to 2001;
                        Vice President and Treasurer 2000 to present.

           The information with respect to audit committee financial experts required to be included pursuant to this Item 10 will be included under the caption "Directors -- Committees" in the Company's Information Statement and is incorporated herein by reference.

           The Company has adopted a code of ethics that applies specifically to the principal executive officer, principal financial officer and principal accounting officer and controller. This code of ethics is appended to the Company's business conduct guidelines for all employees. The business conduct guidelines and specific code for "Covered Officers" may be accessed at the "About Us" page under "Code of Ethics" at the Company's website at www.graybar.com and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

Item 11.   Executive Compensation
-------    ----------------------

           The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------

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

Item 13.   Certain Relationships and Related Transactions
-------    ----------------------------------------------

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

Item 14.   Principal Accountant Fees and Services
-------    --------------------------------------

           The information with respect to principal accountant fees and services required to be included pursuant to this Item 14 will be included under the caption "Relationship with Independent Auditors" in the Company's Information Statement and is incorporated herein by reference.

                                   PART IV
                                   -------

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------    ----------------------------------------------------------------

           (a) Documents filed as part of this report:
               --------------------------------------

                   The following financial statements and Report of Independent
               Auditors are included on the indicated pages in the 2003 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

               1.  Index to Financial Statements
                   -----------------------------

                   (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 2003 (page 20).

                   (ii) Consolidated Balance Sheets, as of December 31, 2003 and December 31, 2002 (page 21).

                   (iii) Consolidated Statements of Cash Flows for each
                         of the three years ended December 31, 2003 (page
                         22).

                   (iv)  Consolidated Statements of Changes in
                         Shareholders' Equity for each of the three years ended December 31, 2003 (page 23).

                   (v) Notes to Consolidated Financial Statements (pages 24 to 29).

                   (vi)  Report of Independent Auditors (page 30).

               2.  Index to Financial Schedule
                   ---------------------------

               The following schedule to the financial statements for each of the three years ended December 31, 2003 is included on the indicated page in this Annual Report on Form 10-K:

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

               (10)      Material contracts.

                   (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

                   (ii) Form of Deferral Agreement entered into between the Company and certain employees, filed as
                         Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

                   (iii) Form of Supplemental Benefit Plan covering
                         certain employees, filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

                   (iv) Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

                   (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001,
                         October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

                   (vi) Five Year, $205 Million, Credit Agreement, dated July 30, 1999, among Graybar Electric Company, Inc., First Union National Bank, as Agent, and other banks named therein; Amendment to Five Year Credit Agreement dated May 12, 2000, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

*Compensation arrangement

               (13) Annual Report to Shareholders for 2003 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

               (21)      List of subsidiaries of the Company.

               (23)      Independent Auditors' Consent of Ernst and Young LLP.

               (31.1) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

               (31.2) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

               (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

               (32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

           (b) Reports on Form 8-K:
               -------------------

               No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2003.

                                 SIGNATURES
                                 ----------

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of March, 2004.

                                 GRAYBAR ELECTRIC COMPANY, INC.

                                 By          /S/ R. A. REYNOLDS, JR.
                                   -------------------------------------------
                                   (R. A. Reynolds, Jr., Chairman of the Board
                                                  and President)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 26, 2004.


 /S/ R. A. REYNOLDS, JR.              Director, Chairman of
--------------------------------      the Board and President
(R. A. Reynolds, Jr.)                 (Principal Executive Officer)


 /S/ J. H. HINSHAW                    Director
--------------------------------      (Principal Financial Officer)
 (J. H. Hinshaw)


 /S/ R. A. COLE                       Director
--------------------------------
 (R. A. Cole)

 /S/ D. B. D'ALESSANDRO               Director
--------------------------------
 (D. B. D'Alessandro)


 /S/ D. E. DeSOUSA                    Director
--------------------------------
 (D. E. DeSousa)


 /S/ T. F. DOWD                       Director
--------------------------------
 (T. F. Dowd)


 /S/ L. R. GIGLIO                     Director
--------------------------------
 (L. R. Giglio)


 /S/ T. S. GURGANOUS                  Director
--------------------------------
 (T. S. Gurganous)


 /S/ G. D. HODGES                     Director
--------------------------------
 (G. D. Hodges)

 /S/ J. C. LOFF                       Director
--------------------------------
 (J. C. Loff)

 /S/ K. M. MAZZARELLA                 Director
--------------------------------
 (K. M. Mazzarella)


 /S/ R. D. OFFENBACHER                Director
--------------------------------
 (R. D. Offenbacher)


 /S/ K. B. SPARKS                     Director
--------------------------------
 (K. B. Sparks)

                             GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                             -----------------------------------------------

                              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              ---------------------------------------------

             Column A                             Column B      Column C        Column D        Column E
             --------                             --------      --------        --------        --------

                                                 Balance at    Additions                         Balance
                                                 Beginning     Charged to                        at End
                                                 of Period       Income        Deductions       of Period
                                                 ----------    ----------      ----------       ---------
            Description
            -----------

FOR THE YEAR ENDED DECEMBER 31, 2003:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts              $5,619,000    $ 7,352,000    $ 6,506,000(1)    $6,465,000
    Allowance for cash discounts                    688,000     10,866,000     10,820,000(2)       734,000
                                                 ----------    -----------    -----------       ----------

                  Total                          $6,307,000    $18,218,000    $17,326,000       $7,199,000
                                                 ==========    ===========    ===========       ==========

FOR THE YEAR ENDED DECEMBER 31, 2002:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts              $7,955,000    $ 5,512,000    $ 7,848,000(1)    $5,619,000
    Allowance for cash discounts                    679,000     12,071,000     12,062,000(2)       688,000
                                                 ----------    -----------    -----------       ----------

                  Total                          $8,634,000    $17,583,000    $19,910,000       $6,307,000
                                                 ==========    ===========    ===========       ==========

FOR THE YEAR ENDED DECEMBER 31, 2001:
  Reserve deducted from assets to
   which it applies-
    Allowance for doubtful accounts              $8,634,000    $ 5,486,000    $ 6,165,000(1)    $7,955,000
    Allowance for cash discounts                    777,000     13,282,000     13,380,000(2)       679,000
                                                 ----------    -----------    -----------       ----------

                  Total                          $9,411,000    $18,768,000    $19,545,000       $8,634,000
                                                 ==========    ===========    ===========       ==========

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

(10)       Material contracts.

           (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as
           Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

           (ii) Form of Deferral Agreement entered into between the Company and certain employees, filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

           (iii) Form of Supplemental Benefit Plan covering certain employees, filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

           (iv) Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

           (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31,
           2001, October 23, 2002, and December 23, 2002, filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

           (vi) Five Year, $205 Million, Credit Agreement, dated July 30, 1999, among Graybar Electric Company, Inc., First Union National Bank, as Agent, and other banks named therein; Amendment to Five Year Credit Agreement dated May 12, 2000, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference.

*Compensation arrangement

(13) Annual Report to Shareholders for 2003 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

(21)       List of subsidiaries of the Company.

(23)       Independent Auditors' Consent of Ernst & Young LLP.

(31.1) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

(31.2) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.