Form 10-Q
period 2004-03-31
GRAYBAR ELECTRIC CO INC
filed 2004-05-11
CIK 205402

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

      For the quarterly period ended           March 31, 2004
                                            --------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    -------------------

                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    NEW YORK                           13 - 0794380
      ------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO              63105
      ------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)


        POST OFFICE BOX 7231, ST. LOUIS, MO                63177
      ------------------------------------------------------------------------
                  (Mailing Address)                      (Zip Code)


      Registrant's telephone number, including area code:   (314) 573 - 9200
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

                                      YES    X    NO
                                          -------    ---------


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                                      YES        NO     X
                                          ------    ----------



      Common Stock Outstanding at April 30, 2004:              5,755,660
                                                       ----------------------
                                                        (Number of Shares)

Item 1.  Financial Statements                              PART I
                                                           ------

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------
                                                     (Dollars Stated in Thousands)
                                                 (Except for Share and Per Share Data)


                                                                                  MARCH 31, 2004               DECEMBER 31, 2003
                                                                            --------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                         $         16,281               $         19,161
                                                                            --------------------------     -------------------------
   Trade receivables                                                                     562,448                        556,967
                                                                            --------------------------     -------------------------
   Merchandise inventory                                                                 480,669                        483,333
                                                                            --------------------------     -------------------------
   Other current assets                                                                   15,888                         17,815
                                                                            --------------------------   -------------------------
        Total current assets                                                           1,075,286                      1,077,276
                                                                            --------------------------     -------------------------

PROPERTY

   Land                                                                                   29,949                         27,092
                                                                            --------------------------     -------------------------
   Buildings and permanent fixtures                                                      241,450                        237,840
                                                                            --------------------------     -------------------------
   Furniture and fixtures                                                                163,753                        163,932
                                                                            --------------------------     -------------------------
   Software                                                                               76,906                         76,339
                                                                            --------------------------     -------------------------
   Capital leases                                                                         23,987                         23,987
                                                                            --------------------------     -------------------------
   Less-Accumulated depreciation                                                         232,091                        223,585
                                                                            --------------------------     -------------------------
        Net property                                                                     303,954                        305,605
                                                                            --------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                              9,555                         10,402
                                                                            --------------------------     -------------------------

OTHER ASSETS                                                                              27,960                         28,847
                                                                            --------------------------     -------------------------

                                                                                $      1,416,755               $      1,422,130
                                                                            ==========================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                        $         15,373               $            ---
                                                                            --------------------------     -------------------------
   Current portion of long-term debt                                                      33,261                         22,872
                                                                            --------------------------     -------------------------
   Trade accounts payable                                                                532,279                        536,179
                                                                            --------------------------     -------------------------
   Other accrued taxes                                                                    15,986                         13,684
                                                                            --------------------------     -------------------------
   Accrued payroll and benefit costs                                                      25,654                         36,292
                                                                            --------------------------     -------------------------
   Dividends payable                                                                         ---                          6,469
                                                                            --------------------------     -------------------------
   Other payables and accruals                                                            44,110                         45,168
                                                                            --------------------------     -------------------------
        Total current liabilities                                                        666,663                        660,664
                                                                            --------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                         77,936                         77,636
                                                                            --------------------------     -------------------------

PENSION LIABILITY                                                                         40,895                         40,895
                                                                            --------------------------     -------------------------

LONG-TERM DEBT                                                                           243,121                        254,381
                                                                            --------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                                917                            971
                                                                            --------------------------     -------------------------

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------
                                                     (Dollars Stated in Thousands)
                                                 (Except for Share and Per Share Data)

                                                                               MARCH 31, 2004              DECEMBER 31, 2003
                                                                         -------------------------     -------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $20 per share
   Authorized 300,000 shares

                                                 SHARES
                                                 ------
                                          2004             2003
                                          ----             ----

Issued to shareholders                      2,173            2,173
                                      -------------    -------------
In treasury, at cost                         (131)             (52)
                                      -------------    -------------
Outstanding                                 2,042            2,121                       41                           43
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 7,500,000 shares

                                                 SHARES
                                                 ------
                                          2004             2003
                                          ----             ----

Issued to voting trustees               5,615,080        5,609,313
                                      -------------    -------------
Issued to shareholders                    290,413          290,389
                                      -------------    -------------
In treasury, at cost                     (116,438)         (28,343)
                                      -------------    -------------
Outstanding                             5,789,055        5,871,359                  115,781                      117,427
                                      -------------    -------------     -------------------------     -------------------------


Advance payments on subscriptions
to common stock                                                                          46                           45
                                                                         -------------------------     -------------------------

Retained earnings                                                                   307,532                      306,030
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (36,177)                     (35,962)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       387,223                      387,583
                                                                         -------------------------     -------------------------

                                                                           $      1,416,755              $     1,422,130
                                                                         =========================     =========================

See accompanying Notes to Consolidated Financial Statements

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                   ---------------------------------
                                                     (Dollars Stated in Thousands)
                                                 (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                                MARCH 31, 2004                 MARCH 31, 2003
                                                                           --------------------------     --------------------------

GROSS SALES, net of returns and allowances                                   $       942,115                $       863,963
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               2,806                          2,619
                                                                           --------------------------     --------------------------

NET SALES                                                                            939,309                        861,344
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             748,535                        688,531
                                                                           --------------------------     --------------------------

   Gross margin                                                                      190,774                        172,813
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         169,882                        160,960
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          9,870                          8,041
                                                                           --------------------------     --------------------------

   Income from operations                                                             11,022                          3,812
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                        761                          1,929
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       6,377                          5,484
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                            5,406                            257
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES

   Current                                                                               914                             86
                                                                           --------------------------     --------------------------
   Deferred                                                                            1,248                             13
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 2,162                             99
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $         3,244                $           158
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                $           .56                $           .03
                                                                           ==========================     ==========================

DIVIDENDS

   Preferred - $.25 per share                                                $             1                $             1
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,741                          1,820
                                                                           --------------------------     --------------------------
                                                                             $         1,742                $         1,821
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                                     (Dollars Stated in Thousands)
                                                 (Except for Share and Per Share Data)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     2004                           2003
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                $          3,244               $            158
                                                                           --------------------------     --------------------------

   Adjustments to reconcile net income to cash provided by operations:

      Depreciation and amortization                                                     9,870                          8,041
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                             1,248                             13
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                            ---                         (1,049)
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:

         Trade receivables                                                             (5,481)                        14,393
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                          2,664                         25,027
                                                                           --------------------------     --------------------------
         Other current assets                                                           1,927                           (273)
                                                                           --------------------------     --------------------------
         Other assets                                                                     887                         (2,148)
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                        (3,900)                       (17,445)
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (10,638)                       (14,733)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                        874                          3,981
                                                                           --------------------------     --------------------------
                                                                                       (2,549)                        15,807
                                                                           --------------------------     --------------------------

   Net cash provided by operations                                                        695                         15,965
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                       31                          2,559
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                                (8,250)                       (15,729)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                               (8,219)                       (13,170)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in short-term borrowings                                            15,373                         10,244
                                                                           --------------------------     --------------------------
      Proceeds from long-term debt                                                        ---                            ---
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                        (203)                           (94)
                                                                           --------------------------     --------------------------
      Principal payments under capital leases                                            (668)                        (1,229)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                                117                            127
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (1,764)                        (2,547)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (8,211)                        (8,623)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by financing activities                                     4,644                         (2,122)
                                                                           --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                                        (2,880)                           673
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                19,161                         20,826
                                                                           --------------------------     --------------------------

CASH, END OF FIRST QUARTER                                                   $         16,281               $         21,499
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      ----------------------------------------------------------
                                                        FOR THE QUARTERS ENDED
                                                        ----------------------
                                                        MARCH 31, 2004 AND 2003
                                                        -----------------------
                                                     (Dollars Stated in Thousands)
                                                 (Except for Share and Per Share Data)

                                                                     COMMON                       ACCUMULATED
                                                                      STOCK                          OTHER
                                        COMMON        PREFERRED    SUBSCRIBED,     RETAINED      COMPREHENSIVE
                                        STOCK           STOCK       UNISSUED       EARNINGS      INCOME (LOSS)     TOTAL
                                     ------------   ------------   -----------   ------------    -------------  ------------

December 31, 2002                      $123,272       $     45       $    50       $309,434        $ (44,958)     $387,843
                                                                                                                ------------

Net Income                                                                              158                            158

Currency Translation Adjustments                                                                         135           135

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $8)                                                                                                 (43)          (43)
                                                                                                                ------------
Comprehensive Income                                                                                                   250
                                                                                                                ------------
Stock Issued                                128                                                                        128

Stock Redeemed                           (2,546)            (1)                                                     (2,547)

Advance Payments                                                          (1)                                           (1)

Dividends Declared                                                                   (1,821)                        (1,821)
                                     ------------   ------------   -----------   ------------    -------------  ------------

March 31, 2003                         $120,854       $     44       $    49       $307,771        $ (44,866)     $383,852
                                     ============   ============   ===========   ============    =============  ============


                                                                     COMMON                       ACCUMULATED
                                                                      STOCK                          OTHER
                                        COMMON        PREFERRED    SUBSCRIBED,     RETAINED      COMPREHENSIVE
                                        STOCK           STOCK       UNISSUED       EARNINGS      INCOME (LOSS)     TOTAL
                                     ------------   ------------   -----------   ------------    -------------  ------------


December 31, 2003                      $117,427       $     43       $    45       $306,030        $ (35,962)     $387,583
                                                                                                                ------------

Net Income                                                                            3,244                          3,244

Currency Translation Adjustments                                                                         413           413

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $398)                                                                                              (628)         (628)
                                                                                                                ------------
Comprehensive Income                                                                                                 3,029
                                                                                                                ------------
Stock Issued                                116                                                                        116

Stock Redeemed                           (1,762)            (2)                                                     (1,764)

Advance Payments                                                           1                                             1

Dividends Declared                                                                   (1,742)                        (1,742)
                                     ------------   ------------   -----------   ------------    -------------  ------------

March 31, 2004                         $115,781       $     41       $    46       $307,532        $ (36,177)     $387,223
                                     ============   ============   ===========   ============    =============  ============

See accompanying Notes to Consolidated Financial Statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                            ---------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)

Note 1
------

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

Note 2
------

                                                        THREE MONTHS 2004              THREE MONTHS 2003
                                                    --------------------------     -------------------------

Earnings for Three Months                                $         3,244                $           158
                                                    --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              1
                                                    --------------------------     -------------------------

Available for Common Stock                               $         3,243                $           157
                                                    --------------------------     -------------------------

Average Common Shares Outstanding                              5,831,002                      6,100,509
                                                    --------------------------     -------------------------

Earnings Per Share                                       $           .56                $           .03
                                                    --------------------------     -------------------------

Note 3
------

               At March 31, 2004 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the securitization program at March 31, 2004.

Note 4
------

               The Company has two operating lease arrangements with an independent lessor which have provided $63,684 of off-balance sheet financing for eight of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for up to two additional five-year terms or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party. The Company has recorded a $917 liability for the estimated fair value of the residual value guarantee for one of these operating lease agreements which was renewed in 2003.

               The leasing structures used in these two lease arrangements qualify as variable interest entities under FASB Interpretation No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the first quarter of 2005. As of March 31, 2004 the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements is $54,131, the amount guaranteed by the Company as the residual fair value of the property in accordance with the lease arrangements.

Note 5
------

               The Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in accordance with FASB Staff Position (FSP) No.
         FAS 106-1. The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not currently reflect the accounting impact of the Act. Authoritative guidance on accounting for the federal subsidy is pending.

Item 2.             MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

       Quarter Ended March 31:                                    2004                 2003
                                                                  ----                 ----
       Net Sales                                                 100.0%               100.0%
       Cost of Merchandise Sold                                  (79.7)               (79.9)
                                                               ----------           ----------
       Gross Margin                                               20.3                 20.1
       Selling, General and Administrative Expenses              (18.1)               (18.7)
       Depreciation and Amortization                              (1.0)                 (.9)
                                                               ----------           ----------
       Income from Operations                                      1.2                   .5
       Other Income, net                                            .1                   .2
       Interest Expense                                            (.7)                 (.6)
                                                               ----------           ----------
       Income Before Provision for Income Taxes                     .6                   .1
       Provision for Income Taxes                                  (.3)                   -
                                                               ----------           ----------
       Net Income                                                   .3%                  .1%
                                                               ==========           ==========

         Net sales in the first three months of 2004 increased $77,965, or 9.1%, to $939,309 compared to $861,344 in the first three months of 2003. The higher net sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. Electrical market sales increased 12.9% and communications market sales increased 3.6% when comparing the first three months of 2004 to the first three months of 2003.

         Gross margin increased $17,961, or 10.4%, from $172,813 in the first three months of 2003 to $190,774 in first three months of 2004 primarily due to the increased sales in the electrical and communications markets.

         Selling, general and administrative expenses increased $8,922, or 5.5%, when comparing the first three months of 2004 to the first three months of 2003 due largely to increases in employee compensation costs of approximately $3,600 and increases in pension plan expense and health care plan costs of approximately $1,600.

         Depreciation and amortization increased from $8,041 in the first quarter of 2003 to $9,870 in the first quarter of 2004 primarily due to additional amortization expenses as a result of the implementation of the Company's Enterprise Resource Planning system during 2003.

         Other income, net includes gains on sale of property of $0 and $1,049 and accounts receivable interest charges to customers of $934 and $346 in the first three months of 2004 and the first three months of 2003, respectively.

         Interest expense increased $893, or 16.3%, when comparing the first three months of 2004 to the first three months of 2003 primarily due to increased levels of short-term borrowings required to finance higher levels of accounts receivable.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------

         The combined effect of the increase in gross margin and the decrease in other income, together with the increases in selling, general and administrative expenses, depreciation and amortization and interest expense, resulted in an increase in pretax earnings of $5,149 in the first three months of 2004 compared to the same period in 2003.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At March 31, 2004, current assets exceeded current liabilities by $408,623, down $7,989 from December 31, 2003. The increase in accounts receivable from December 31, 2003 to March 31, 2004 resulted primarily from the increase in sales experienced by the Company. Merchandise inventory levels were slightly lower at March 31, 2004 when compared to December 31, 2003 inventory levels. Average inventory turnover at March 31, 2004 was generally unchanged from the average turnover at December 31, 2003.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003. The total project costs are expected to be approximately $100,000. The Company is funding the project through a combination of equipment leases and working capital. Project costs through March 31, 2004 are approximately $97,000, of which $76,906 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At March 31, 2004, the Company had available to it unused lines of credit amounting to $266,272. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2004 through March 31 ranged from a minimum of $0 to a maximum of $192,223.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first three months of 2004, cash provided by operations amounted to $695 compared to $15,965 cash provided by operations in the first three months of 2003. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $117 in the first three months of 2004.

         Capital expenditures for property for the three-month periods ended March 31, 2004 and 2003 were $8,250 and $15,729, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2004 and 2003 were $1,764 and $2,547, respectively. Dividends paid for the three-month periods ended March 31, 2004 and 2003 were $8,211 and $8,623, respectively.

Item 3.                 QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                        -----------------------------

         There have been no material changes in the policies, procedures, controls or risk profile from that provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. On April 1, 2003, the Company began implementation of its conversion to a new ERP platform and continued rollout and implementation to various locations throughout 2004. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

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

             May 11, 2004                 GRAYBAR ELECTRIC COMPANY, INC.
        ----------------------
               (Date)

                                                /S/ R. A. REYNOLDS, JR.
                                          -----------------------------------
                                                  R. A. REYNOLDS, JR.
                                                     PRESIDENT AND
                                              PRINCIPAL EXECUTIVE OFFICER


                                                   /S/ J. H. HINSHAW
                                          -----------------------------------
                                                     J. H. HINSHAW
                                               SENIOR VICE PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER


                                                   /S/ J. H. KIPPER
                                          -----------------------------------
                                                     J. H. KIPPER
                                                    VICE PRESIDENT
                                                    AND CONTROLLER