Form 10-Q
period 2004-06-30
GRAYBAR ELECTRIC CO INC
filed 2004-08-12
CIK 205402

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

      For the quarterly period ended               June 30, 2004
                                        -----------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                        --------------    --------------


                        Commission File Number 0-255


                       GRAYBAR ELECTRIC COMPANY, INC.
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

                                       YES    X    NO
                                           -------    -------


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                                       YES         NO    X
                                           -------    -------



      Common Stock Outstanding at July 31, 2004:            5,674,839
                                                       -------------------
                                                        (Number of Shares)

Item 1.  Financial Statements           PART I
                                        ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                 JUNE 30, 2004                 DECEMBER 31, 2003
                                                                         -----------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                      $         24,217                  $         19,161
                                                                         -----------------------------     -------------------------
   Trade receivables                                                                  609,420                           556,967
                                                                         -----------------------------     -------------------------
   Merchandise inventory                                                              497,435                           483,333
                                                                         -----------------------------     -------------------------
   Other current assets                                                                16,806                            17,815
                                                                         -----------------------------
                                                                                                           -------------------------
        Total current assets                                                        1,147,878                         1,077,276
                                                                         -----------------------------     -------------------------

PROPERTY

   Land                                                                                29,922                            27,092
                                                                         -----------------------------     -------------------------
   Buildings and permanent fixtures                                                   241,755                           237,840
                                                                         -----------------------------     -------------------------
   Furniture and fixtures                                                             162,583                           163,932
                                                                         -----------------------------     -------------------------
   Software                                                                            76,906                            76,339
                                                                         -----------------------------     -------------------------
   Capital leases                                                                      23,987                            23,987
                                                                         -----------------------------     -------------------------
   Less-Accumulated depreciation                                                      237,890                           223,585
                                                                         -----------------------------     -------------------------
        Net property                                                                  297,263                           305,605
                                                                         -----------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                           6,454                            10,402
                                                                         -----------------------------     -------------------------

OTHER ASSETS                                                                           27,361                            28,847
                                                                         -----------------------------     -------------------------

                                                                             $      1,478,956                  $      1,422,130
                                                                         =============================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                     $         75,963                  $            ---
                                                                         -----------------------------     -------------------------
   Current portion of long-term debt                                                   32,756                            22,872
                                                                         -----------------------------     -------------------------
   Trade accounts payable                                                             523,092                           536,179
                                                                         -----------------------------     -------------------------
   Other accrued taxes                                                                 14,985                            13,684
                                                                         -----------------------------     -------------------------
   Accrued payroll and benefit costs                                                   30,622                            36,292
                                                                         -----------------------------     -------------------------
   Dividends payable                                                                      ---                             6,469
                                                                         -----------------------------     -------------------------
   Other payables and accruals                                                         60,114                            45,168
                                                                         -----------------------------     -------------------------
        Total current liabilities                                                     737,532                           660,664
                                                                         -----------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                      78,236                            77,636
                                                                         -----------------------------     -------------------------

PENSION LIABILITY                                                                      40,895                            40,895
                                                                         -----------------------------     -------------------------

LONG TERM DEBT                                                                        229,725                           254,381
                                                                         -----------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                             863                               971
                                                                         -----------------------------     -------------------------






                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                               JUNE 30, 2004               DECEMBER 31, 2003
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ----------
   Par value $20 per share
   Authorized 300,000 shares

                                                 SHARES
                                                 ------
                                          2004             2003
                                          ----             ----

Issued to shareholders                      2,173            2,173
                                      -------------    -------------
In treasury, at cost                       (2,173)             (52)
                                      -------------    -------------
Outstanding                                     0            2,121                        0                           43
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   -------
   Stated value $20 per share
   Authorized 15,000,000 shares

                                                 SHARES
                                                 ------
                                          2004             2003
                                          ----             ----

Issued to voting trustees               5,620,612        5,609,313
                                      -------------    -------------
Issued to shareholders                    290,435          290,389
                                      -------------    -------------
In treasury, at cost                     (205,943)         (28,343)
                                      -------------    -------------
Outstanding                             5,705,104        5,871,359                  114,102                      117,427
                                      -------------    -------------     -------------------------     -------------------------


Advance payments on subscriptions
to common stock                                                                          43                           45
                                                                         -------------------------     -------------------------

Retained earnings                                                                   312,807                      306,030
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (35,247)                     (35,962)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       391,705                      387,583
                                                                         -------------------------     -------------------------

                                                                           $      1,478,956              $     1,422,130
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                                 JUNE 30, 2004                  JUNE 30, 2003
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     1,043,845                $       952,684
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               2,936                          2,702
                                                                           --------------------------     --------------------------

NET SALES                                                                          1,040,909                        949,982
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             836,225                        769,169
                                                                           --------------------------     --------------------------

   Gross margin                                                                      204,684                        180,813
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         179,195                        164,677
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          8,737                          9,744
                                                                           --------------------------     --------------------------

   Income from operations                                                             16,752                          6,392
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                        742                          2,729
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       5,555                          6,287
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                           11,939                          2,834
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             2,722                            429
                                                                           --------------------------     --------------------------
   Deferred                                                                            2,227                            708
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 4,949                          1,137
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $         6,990                $         1,697
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                                         $          1.22                $           .28
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $           ---                $           ---
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,715                          1,799
                                                                           --------------------------     --------------------------
                                                                             $         1,715                $         1,799
                                                                           ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                               SIX MONTHS ENDED
                                                                                 JUNE 30, 2004                  JUNE 30, 2003
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     1,985,960                $     1,816,647
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               5,742                          5,321
                                                                           --------------------------     --------------------------

NET SALES                                                                          1,980,218                      1,811,326
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                           1,584,760                      1,457,700
                                                                           --------------------------     --------------------------

   Gross margin                                                                      395,458                        353,626
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         349,077                        325,637
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                         18,607                         17,785
                                                                           --------------------------     --------------------------

   Income from operations                                                             27,774                         10,204
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      1,503                          4,658
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                      11,932                         11,771
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                           17,345                          3,091
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             3,636                            515
                                                                           --------------------------     --------------------------
   Deferred                                                                            3,475                            721
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 7,111                          1,236
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $        10,234                $         1,855
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                $          1.77                $           .31
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.50 per share                                                $             1                $             1
                                                                           --------------------------     --------------------------
   Common - $.60 per share                                                             3,456                          3,619
                                                                           --------------------------     --------------------------
                                                                             $         3,457                $         3,620
                                                                           ==========================     ==========================



See accompanying Notes to Consolidated Financial Statements

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                   (Dollars Stated in Thousands)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      2004                           2003
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                $         10,234               $          1,855
                                                                           --------------------------     --------------------------

   Adjustments to reconcile net income to cash provided (used) by operations:

      Depreciation and amortization                                                    18,607                         17,785
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                             3,475                            721
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                            ---                         (3,038)
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                            (52,453)                       (45,835)
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                        (14,102)                        11,405
                                                                           --------------------------     --------------------------
         Other current assets                                                           1,009                         (6,161)
                                                                           --------------------------     --------------------------
         Other assets                                                                   1,486                         (3,635)
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                       (13,087)                        87,091
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                             (5,670)                        (2,254)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                     17,927                          2,948
                                                                           --------------------------     --------------------------
                                                                                      (42,808)                        59,027
                                                                           --------------------------     --------------------------

   Net cash provided (used) by operations                                             (32,574)                        60,882
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                       57                          5,065
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                               (10,322)                       (40,258)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                              (10,265)                       (35,193)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in short-term borrowings                                            75,963                            ---
                                                                           --------------------------     --------------------------
      Proceeds from long-term debt                                                        ---                            ---
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                     (13,573)                        (9,819)
                                                                           --------------------------     --------------------------
      Principal payments under capital equipment leases                                (1,199)                        (2,556)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                                225                            252
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (3,595)                        (3,639)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (9,926)                       (10,423)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by financing activities                                    47,895                        (26,185)
                                                                           --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                                         5,056                           (496)
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                19,161                         20,826
                                                                           --------------------------     --------------------------

CASH, END OF SECOND QUARTER                                                  $         24,217               $         20,330
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                                       JUNE 30, 2004 AND 2003
                                                       ----------------------
                                                   (Dollars Stated in Thousands)

                                                                    COMMON                          ACCUMULATED
                                                                    STOCK                              OTHER
                                      COMMON      PREFERRED      SUBSCRIBED,       RETAINED        COMPREHENSIVE
                                       STOCK        STOCK          UNISSUED        EARNINGS        INCOME (LOSS)      TOTAL
                                    ----------- -------------- ----------------- --------------- ------------------ ---------------
December 31, 2002                    $123,272      $    45       $     50          $309,434        $   (44,958)      $387,843
                                                                                                                   --------------

Net Income                                                                            1,855                             1,855

Currency Translation Adjustments                                                                         1,554          1,554

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $514)                                                                                                (560)          (560)
                                                                                                                   --------------

Comprehensive Income                                                                                                    2,849
                                                                                                                   --------------

Stock Issued                              256                                                                             256

Stock Redeemed                         (3,638)          (1)                                                            (3,639)

Advance Payments                                                       (4)                                                 (4)

Dividends Declared                                                                   (3,620)                           (3,620)
                                    ----------- -------------- ----------------- -------------- ------------------ --------------

June 30, 2003                        $119,890      $    44       $     46          $307,669        $   (43,964)      $383,685
                                    =========== ============== ================= ============== ================== ==============
                                                                   COMMON                          ACCUMULATED
                                                                   STOCK                              OTHER
                                     COMMON      PREFERRED      SUBSCRIBED,       RETAINED        COMPREHENSIVE
                                      STOCK        STOCK          UNISSUED        EARNINGS        INCOME (LOSS)      TOTAL
                                    ----------- -------------- ----------------- --------------- ------------------ ---------------
December 31, 2003                   $117,427      $    43       $     45          $306,030        $   (35,962)      $387,583
                                                                                                                  --------------

Net Income                                                                          10,234                            10,234

Currency Translation Adjustments                                                                          (48)           (48)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $485)                                                                                                763            763
                                                                                                                  --------------

Comprehensive Income                                                                                                  10,949
                                                                                                                  --------------

Stock Issued                             227                                                                             227

Stock Redeemed                        (3,552)         (43)                                                            (3,595)

Advance Payments                                                      (2)                                                 (2)

Dividends Declared                                                                  (3,457)                           (3,457)
                                    ---------- -------------- ----------------- -------------- ------------------ --------------

June 30, 2004                       $114,102      $     0       $     43          $312,807        $   (35,247)      $391,705
                                    ========== ============== ================= ============== ================== ==============



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

         Certain reclassifications of prior year presentations have been made to conform to the 2004 presentation.

Note 2
------

                                                            SIX MONTHS 2004                SIX MONTHS 2003
                                                       --------------------------     -------------------------
Earnings for Six Months                                  $        10,234                $         1,855
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              1
                                                       --------------------------     -------------------------

Available for Common Stock                               $        10,233                $         1,854
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              5,786,312                      6,058,969
                                                       --------------------------     -------------------------

Earnings Per Share                                       $          1.77                $           .31
                                                       --------------------------     -------------------------

Note 3
------

               At June 30, 2004 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $60,000 and $0 at June 30, 2004 and December 31, 2003, respectively.

Note 4
------

               The Company has two operating lease arrangements with an independent lessor which have provided $63,684 of off-balance sheet financing for eight of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for up to two additional five-year terms or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party. The Company has recorded a $863 liability for the estimated fair value of the residual value guarantee for one of these operating lease agreements which was renewed in 2003.

               The leasing structures used in these two lease arrangements qualify as variable interest entities under FASB Interpretation No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the first quarter of 2005. As of June 30, 2004 the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements is $54,131, the amount guaranteed by the Company as the residual fair value of the property in accordance with the lease arrangements.

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

Note 6
------

               Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2004 and 2003 was $7,920 and $2,599, respectively.

Note 7
------

               During the six months ended June 30, 2004, the Company made contributions totaling $13,200 to its defined benefit pension plan. Additional contributions totaling $15,000 are expected to be paid during the remainder of 2004.

Item 2.              MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

      Six Months Ended June 30:                                               2004                 2003
                                                                              ----                 ----
       Net Sales                                                              100.0%               100.0%
       Cost of Merchandise Sold                                               (80.0)               (80.5)
                                                                            ----------           ----------
       Gross Margin                                                            20.0                 19.5
       Selling, General and Administrative Expenses                           (17.6)               (18.0)
       Depreciation and amortization                                           (1.0)                 (.9)
                                                                            ----------           ----------
       Income from operations                                                   1.4                   .6
       Other Income, net                                                         .1                   .3
       Interest Expense                                                         (.6)                 (.7)
                                                                            ----------           ----------
       Income Before Provision for Income Taxes                                  .9                   .2
       Provision for Income Taxes                                               (.4)                 (.1)
                                                                            ----------           ----------
       Net Income                                                                .5%                  .1%
                                                                            ==========           ==========

         Net sales in the first six months of 2004 increased $168,892, or 9.3%, to $1,980,218 compared to $1,811,326 in the first six months of 2003. The higher net sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. The Company's business in the electrical market improved significantly during the first six months of 2004 as a result of the general increase in new construction projects along with increased spending by commercial and industrial customers. Communications market sales showed modest improvement during the first half of 2004. Activity in the communications market served by the Company continued to be impacted by the lingering effects of the excess of infrastructure and plant and network capacity in the communications marketplace. Electrical market sales increased 13.0% and communications market sales increased 1.1% when comparing the first six months of 2004 to the first six months of 2003.

         Gross margin increased $41,832, or 11.8%, from $353,626 in the first six months of 2003 to $395,458 in the first six months of 2004 primarily due to the increased sales in the electrical and communications markets.

         Selling, general and administrative expenses increased $23,440, or 7.2%, when comparing the first six months of 2004 to the first six months of 2003 due largely to increases in employee compensation costs of approximately $16,600 and an increase in pension plan expense of approximately $1,900.

         Depreciation and amortization increased from $17,785 in the first six months of 2003 to $18,607 in the first six months of 2004 primarily due to additional amortization expenses as a result of the implementation of the Enterprise Resource Planning system during 2003 and 2004.

        Other income, net includes gains on sale of property of $0 and $3,038 and accounts receivable interest charges to customers of $1,238 and $644 in the first six months of 2004 and the first six months of 2003, respectively.

         Interest expense increased $161, or 1.4%, when comparing the first six months of 2004 to the first six months of 2003 primarily due to increased levels of short-term borrowings required to finance higher levels of accounts receivable.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------

         The combined effect of the increase in gross margin and the decrease in other income, together with the increases in selling, general and administrative expenses, depreciation and amortization and interest expense, resulted in an increase in pretax earnings of $14,254 in the first six months of 2004 compared to the same period in 2003.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At June 30, 2004, current assets exceeded current liabilities by $410,346, down $6,266 from December 31, 2003. The increase in accounts receivable from December 31, 2003 to June 30, 2004 resulted primarily from the increase in sales experienced by the Company. Merchandise inventory increased when comparing June 30, 2004 to December 31, 2003 due largely to higher inventory levels required to support the overall increase in sales volume.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003. The total project costs are expected to be approximately $100,000. The Company is funding the project through a combination of equipment leases and working capital. Project costs through June 30, 2004 are approximately $98,000, of which $76,906 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At June 30, 2004, the Company had available to it unused lines of credit amounting to $207,530. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2004 through June 30 ranged from a minimum of $0 to a maximum of $192,223.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first six months of 2004, cash used by operations amounted to $32,574 compared to $60,882 cash provided by operations in the first six months of 2003. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $225 in the first six months of 2004.

---------------------------------------------

         Capital expenditures for property for the six-month periods ended June 30, 2004 and 2003 were $10,322 and $40,258, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2004 and 2003 were $3,595 and $3,639, respectively. Dividends paid for the six-month periods ended June 30, 2004 and 2003 were $9,926 and $10,423, respectively.

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

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. On April 1, 2003, the Company began implementation of its conversion to a new ERP platform and continued implementation to various locations throughout 2004. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

                         PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

                    The annual meeting of shareholders occurred on June 10, 2004. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,493,774 votes, no negative votes were cast.

         1.   R. A. Cole
         2.   D. B. D'Alessandro
         3.   D. E. DeSousa
         4.   T. F. Dowd
         5.   L. R. Giglio
         6.   T. S. Gurganous
         7.   J. H. Hinshaw
         8.   G. D. Hodges
         9.   J. C. Loff
        10.   K. M. Mazzarella
        11.   R. D. Offenbacher
        12.   R. A. Reynolds, Jr.
        13.   K. B. Sparks

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

                  (32)     Section 1350 Certifications

                           32.1 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of
                                  2002 - Principal Executive Officer.
                           32.2 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of
                                  2002 - Principal Financial Officer

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

            August 12, 2004             GRAYBAR ELECTRIC COMPANY, INC.
         ---------------------
               (Date)

                                                 /S/ R. A. REYNOLDS, JR.
                                        ----------------------------------------
                                                   R. A. REYNOLDS, JR.
                                                       PRESIDENT AND
                                                PRINCIPAL EXECUTIVE OFFICER


                                                    /S/ J. H. HINSHAW
                                        ----------------------------------------
                                                     J. H. HINSHAW
                                               SENIOR VICE PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER


                                                     /S/ J. H. KIPPER
                                        ----------------------------------------
                                                      J. H. KIPPER
                                                     VICE PRESIDENT
                                                     AND CONTROLLER