Form 10-Q
period 2004-09-30
GRAYBAR ELECTRIC CO INC
filed 2004-11-12
CIK 205402

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

      For the quarterly period ended            September 30, 2004
                                       ------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                       -------------       ------------


                        Commission File Number 0-255


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 NEW YORK                                      13 - 0794380
      -------------------------------------------------------------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                      63105
      -------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


            POST OFFICE BOX 7231, ST. LOUIS, MO                    63177
      -------------------------------------------------------------------------
                    (Mailing Address)                           (Zip Code)


      Registrant's telephone number, including area code:    (314) 573 - 9200
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

                                  YES  X     NO
                                     -----     -----


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                                  YES        NO  X
                                     -----     -----



      Common Stock Outstanding at October 31, 2004:           5,615,268
                                                        ----------------------
                                                         (Number of Shares)






Item 1.  Financial Statements                                PART I
                                                             ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                              SEPTEMBER 30, 2004               DECEMBER 31, 2003
                                                                         -----------------------------     -------------------------
CURRENT ASSETS

   Cash                                                                      $          5,367                  $         19,161
                                                                         -----------------------------     -------------------------
   Trade receivables                                                                  647,565                           556,967
                                                                         -----------------------------     -------------------------
   Merchandise inventory                                                              489,128                           483,333
                                                                         -----------------------------     -------------------------
   Other current assets                                                                17,885                            17,815
                                                                         -----------------------------     -------------------------
        Total current assets                                                        1,159,945                         1,077,276
                                                                         -----------------------------     -------------------------

PROPERTY

   Land                                                                                30,066                            27,092
                                                                         -----------------------------     -------------------------
   Buildings and permanent fixtures                                                   242,878                           237,840
                                                                         -----------------------------     -------------------------
   Furniture and fixtures                                                             163,760                           163,932
                                                                         -----------------------------     -------------------------
   Software                                                                            76,906                            76,339
                                                                         -----------------------------     -------------------------
   Capital leases                                                                      23,987                            23,987
                                                                         -----------------------------     -------------------------
   Less-Accumulated depreciation                                                      245,604                           223,585
                                                                         -----------------------------     -------------------------
        Net property                                                                  291,993                           305,605
                                                                         -----------------------------     -------------------------

DEFERRED FEDERAL INCOME TAXES                                                           3,772                            10,402
                                                                         -----------------------------     -------------------------

OTHER ASSETS                                                                           27,256                            28,847
                                                                         -----------------------------     -------------------------

                                                                             $      1,482,966                  $      1,422,130
                                                                         =============================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                     $         72,594                  $            ---
                                                                         -----------------------------     -------------------------
   Current portion of long-term debt                                                   46,188                            22,872
                                                                         -----------------------------     -------------------------
   Trade accounts payable                                                             507,530                           536,179
                                                                         -----------------------------     -------------------------
   Other accrued taxes                                                                 14,812                            13,684
                                                                         -----------------------------     -------------------------
   Accrued payroll and benefit costs                                                   45,341                            36,292
                                                                         -----------------------------     -------------------------
   Dividends payable                                                                      ---                             6,469
                                                                         -----------------------------     -------------------------
   Other payables and accruals                                                         67,294                            45,168
                                                                         -----------------------------     -------------------------
        Total current liabilities                                                     753,759                           660,664
                                                                         -----------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                      78,536                            77,636
                                                                         -----------------------------     -------------------------

PENSION LIABILITY                                                                      40,895                            40,895
                                                                         -----------------------------     -------------------------

LONG TERM DEBT                                                                        215,480                           254,381
                                                                         -----------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                             809                               971
                                                                         -----------------------------     -------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                            SEPTEMBER 30, 2004             DECEMBER 31, 2003
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

   Common:
   -------
   Stated value $20 per share
   Authorized 15,000,000 shares

                                                 SHARES
                                                 ------
                                          2004             2003
                                          ----             ----

Issued to voting trustees               5,626,006        5,609,313
                                      -------------    -------------
Issued to shareholders                    290,441          290,389
                                      -------------    -------------
In treasury, at cost                     (273,946)         (28,343)
                                      -------------    -------------
Outstanding                             5,642,501        5,871,359                  112,850                      117,427
                                      -------------    -------------     -------------------------     -------------------------


Advance payments on subscriptions
to common stock                                                                          40                           45
                                                                         -------------------------     -------------------------

Retained earnings                                                                   315,709                      306,030
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (35,112)                     (35,962)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       393,487                      387,583
                                                                         -------------------------     -------------------------

                                                                           $      1,482,966              $     1,422,130
                                                                         =========================     =========================


See accompanying Notes to Consolidated Financial Statements


                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                               SEPTEMBER 30, 2004             SEPTEMBER 30, 2003
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     1,076,462                $     1,027,120
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               3,980                          2,671
                                                                           --------------------------     --------------------------

NET SALES                                                                          1,072,482                      1,024,449
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             872,641                        833,478
                                                                           --------------------------     --------------------------

   Gross margin                                                                      199,841                        190,971
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         177,923                        169,084
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          8,757                          9,516
                                                                           --------------------------     --------------------------

   Income from operations                                                             13,161                         12,371
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                        829                          1,732
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       5,766                          6,049
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                            8,224                          8,054
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                               497                           (565)
                                                                           --------------------------     --------------------------
   Deferred                                                                            3,131                          4,010
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 3,628                          3,445
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $         4,596                $         4,609
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                                         $           .81                $           .77
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $           ---                $             1
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,694                          1,780
                                                                           --------------------------     --------------------------
                                                                             $         1,694                $         1,781
                                                                           ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements


                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                               NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2004             SEPTEMBER 30, 2003
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     3,062,422                $     2,843,767
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               9,722                          7,992
                                                                           --------------------------     --------------------------

NET SALES                                                                          3,052,700                      2,835,775
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                           2,457,401                      2,291,178
                                                                           --------------------------     --------------------------

   Gross margin                                                                      595,299                        544,597
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         527,000                        494,721
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                         27,364                         27,301
                                                                           --------------------------     --------------------------

   Income from operations                                                             40,935                         22,575
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      2,332                          6,390
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                      17,698                         17,820
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                           25,569                         11,145
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             4,133                            (50)
                                                                           --------------------------     --------------------------
   Deferred                                                                            6,606                          4,731
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                10,739                          4,681
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $        14,830                $         6,464
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                $          2.58                $          1.07
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $             1                $             2
                                                                           --------------------------     --------------------------
   Common - $.90 per share                                                             5,150                          5,399
                                                                           --------------------------     --------------------------
                                                                             $         5,151                $         5,401
                                                                           ==========================     ==========================


See accompanying Notes to Consolidated Financial Statements



                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                   (Dollars Stated in Thousands)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2004                           2003
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Net Income                                                                $         14,830               $          6,464
                                                                           --------------------------     --------------------------

   Adjustments to reconcile net income to cash provided (used) by operations:

      Depreciation and amortization                                                    27,364                         27,301
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                             6,606                          4,731
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                            ---                         (3,665)
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                            (90,598)                       (78,274)
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                         (5,795)                        28,800
                                                                           --------------------------     --------------------------
         Other current assets                                                             (70)                        (6,740)
                                                                           --------------------------     --------------------------
         Other assets                                                                   1,591                         (5,841)
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                       (28,649)                        63,199
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                              9,049                         12,358
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                     24,866                         16,223
                                                                           --------------------------     --------------------------
                                                                                      (55,636)                        58,092
                                                                           --------------------------     --------------------------

   Net cash provided (used) by operations                                             (40,806)                        64,556
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                       68                          6,098
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                               (13,820)                       (45,436)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                              (13,752)                       (39,338)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in short-term borrowings                                            72,594                            ---
                                                                           --------------------------     --------------------------
      Proceeds from long-term debt                                                        ---                            ---
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                     (13,520)                        (9,908)
                                                                           --------------------------     --------------------------
      Principal payments under capital equipment leases                                (2,065)                        (3,836)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                                330                            380
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (4,955)                        (5,278)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                  (11,620)                       (12,203)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by financing activities                                    40,764                        (30,845)
                                                                           --------------------------     --------------------------

NET DECREASE IN CASH                                                                  (13,794)                        (5,627)
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                19,161                         20,826
                                                                           --------------------------     --------------------------

CASH, END OF THIRD QUARTER                                                   $          5,367               $         15,199
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements


                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                                    SEPTEMBER 30, 2004 AND 2003
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)

                                                                      COMMON                         ACCUMULATED
                                                                      STOCK                             OTHER
                                       COMMON       PREFERRED      SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                        STOCK         STOCK          UNISSUED        EARNINGS       INCOME (LOSS)        TOTAL
                                    ------------- -------------- ---------------- -------------- ------------------- ---------------
December 31, 2002                     $123,272       $    45       $     50         $ 309,434       $   (44,958)       $ 387,843
                                                                                                                     ---------------
Net Income                                                                              6,464                              6,464

Currency Translation Adjustments                                                                          1,654            1,654

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $34)                                                                                                   260              260
                                                                                                                     ---------------

Comprehensive Income                                                                                                       8,378
                                                                                                                     ---------------

Stock Issued                               384                                                                               384

Stock Redeemed                          (5,277)           (1)                                                             (5,278)

Advance Payments                                                         (4)                                                  (4)

Dividends Declared                                                                     (5,401)                            (5,401)
                                    ------------- -------------- ---------------- -------------- ------------------- ---------------

September 30, 2003                    $118,379       $    44       $     46         $ 310,497       $   (43,044)       $ 385,922
                                    ============= ============== ================ ============== =================== ===============

                                                                      COMMON                         ACCUMULATED
                                                                      STOCK                             OTHER
                                       COMMON       PREFERRED      SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                        STOCK         STOCK          UNISSUED        EARNINGS       INCOME (LOSS)        TOTAL
                                    ------------- -------------- ---------------- -------------- ------------------- ---------------
December 31, 2003                    $ 117,427       $    43       $     45         $ 306,030       $   (35,962)       $ 387,583
                                                                                                                     ---------------
Net Income                                                                             14,830                             14,830

Currency Translation Adjustments                                                                            818              818

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $21)                                                                                                    32               32
                                                                                                                     ---------------

Comprehensive Income                                                                                                      15,680
                                                                                                                     ---------------

Stock Issued                               335                                                                               335

Stock Redeemed                          (4,912)          (43)                                                             (4,955)

Advance Payments                                                         (5)                                                  (5)

Dividends Declared                                                                     (5,151)                            (5,151)
                                    ------------- -------------- ---------------- -------------- ------------------- ---------------

September 30, 2004                   $ 112,850       $     0       $     40         $ 315,709       $   (35,112)       $ 393,487
                                    ============= ============== ================ ============== =================== ===============





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

Note 2
------

                                                            NINE MONTHS 2004               NINE MONTHS 2003
                                                       --------------------------     -------------------------
Earnings for Nine Months                                 $        14,830                $         6,464
                                                       --------------------------     -------------------------

Dividends on Preferred Stock                                           1                              2
                                                       --------------------------     -------------------------

Available for Common Stock                               $        14,829                $         6,462
                                                       --------------------------     -------------------------

Average Common Shares Outstanding                              5,747,729                      6,023,873
                                                       --------------------------     -------------------------

Earnings Per Share                                       $          2.58                $          1.07
                                                       --------------------------     -------------------------

Note 3
------

               At September 30, 2004 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $50,000 and $0 at September 30, 2004 and December 31, 2003, respectively.

Note 4
------

               The Company has two operating lease arrangements with an independent lessor which have provided $63,684 of off-balance sheet financing for eight of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for up to two additional five-year terms or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party. The Company has recorded a $809 liability for the estimated fair value of the residual value guarantee for one of these operating lease agreements which was renewed in 2003.

               The leasing structures used in these two lease arrangements qualify as variable interest entities under FASB Interpretation No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the first quarter of 2005. As of September 30, 2004 the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements is $54,131, the amount guaranteed by the Company as the residual fair value of the property in accordance with the lease arrangements.

Note 5
------

               The Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in accordance with FASB Staff Position (FSP) No. FAS 106-2. The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not currently reflect the accounting impact of the Act since the Company is currently unable to determine whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

Note 6
------

               Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2004 and 2003 was $4,731 and $5,529, respectively.

Note 7
------

               During the nine months ended September 30, 2004, the Company made contributions totaling $20,700 to its defined benefit pension plan. Additional contributions totaling $7,500 are expected to be paid during the remainder of 2004.

Note 8
------

              The Company recorded additional pension expense of approximately $15.1 million in the third quarter 2004 due to settlement of a portion of its defined benefit plan obligations as a result of increased election of lump sum payouts by retirees under the standard terms of the plan.


Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

       Nine Months Ended September 30:                                         2004                2003
                                                                               ----                ----
       Net Sales                                                              100.0%               100.0%
       Cost of Merchandise Sold                                               (80.5)               (80.8)
                                                                            ----------           ----------
       Gross Margin                                                            19.5                 19.2
       Selling, General and Administrative Expenses                           (17.3)               (17.4)
       Depreciation and amortization                                            (.9)                (1.0)
                                                                            ----------           ----------
       Income from operations                                                   1.3                   .8
       Other Income, net                                                         .1                   .2
       Interest Expense                                                         (.6)                 (.6)
                                                                            ----------           ----------
       Income Before Provision for Income Taxes                                  .8                   .4
       Provision for Income Taxes                                               (.3)                 (.2)
                                                                            ----------           ----------
       Net Income                                                                .5%                  .2%
                                                                            ==========           ==========

         Net sales in the first nine months of 2004 increased $216,925, or 7.6%, to $3,052,700 compared to $2,835,775 in the first nine months of 2003. The higher net sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical and communications market sectors in which the Company operates. The Company's business in the electrical market improved significantly during the first nine months of 2004 as a result of the general increase in new construction projects along with increased spending by commercial and industrial customers. Communications market sales showed modest improvement during the first nine months of 2004. Activity in the communications market served by the Company continued to be impacted by the lingering effects of the excess of infrastructure and plant and network capacity in the communications marketplace. Electrical market sales increased 10.4% and communications market sales increased .6% when comparing the first nine months of 2004 to the first nine months of 2003.

         Gross margin increased $50,702, or 9.3%, from $544,597 in the first nine months of 2003 to $595,299 in the first nine months of 2004 primarily due to the increased sales in the electrical and communications markets.

         Selling, general and administrative expenses increased $32,279, or 6.5%, when comparing the first nine months of 2004 to the first nine months of 2003 due largely to increases in employee compensation costs of approximately $8,500 and an increase in pension plan expense of approximately $18,100. The substantial increase in pension plan expense resulted primarily from increased payouts made under the standard terms of the Company's defined benefit pension plan during the first three quarters of 2004.

         Depreciation and amortization was generally flat when comparing the first nine months of 2004 to the first nine months of 2003.

        Other income, net includes gains on sale of property of $0 and $3,665 and accounts receivable interest charges to customers of $1,584 and $1,241 in the first nine months of 2004 and the first nine months of 2003, respectively.

         Interest expense decreased $122 when comparing the first nine months of 2004 to the first nine months of 2003 primarily due to lower interest rates on short-term borrowings.


                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------

         The combined effect of the increase in gross margin and the decrease in other income, together with the increases in selling, general and administrative expenses and depreciation and amortization and the decrease in interest expense, resulted in an increase in pretax earnings of $14,424 in the first nine months of 2004 compared to the same period in 2003.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At September 30, 2004, current assets exceeded current liabilities by $406,186, down $10,426 from December 31, 2003. The increase in accounts receivable from December 31, 2003 to September 30, 2004 resulted primarily from the increase in sales experienced by the Company. Merchandise inventory increased when comparing September 30, 2004 to December 31, 2003 due largely to higher inventory levels required to support the overall increase in sales volume.

         The Company is converting its existing computer systems to an Enterprise Resource Planning (ERP) system. Implementation of the new system began in April 2003 and was completed in October 2004. The Company is funding the project through a combination of equipment leases and working capital. Project costs through September 30, 2004 were approximately $100,000, of which $76,906 has been capitalized. The Company expects that conversion to the new ERP system will provide future benefits to its results of operations. The Company does not have any other plans or commitments that would require significant amounts of additional working capital.

         At September 30, 2004, the Company had available to it unused lines of credit amounting to $246,723. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2004 through September 30 ranged from a minimum of $0 to a maximum of $192,223.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first nine months of 2004, cash used by operations amounted to $40,806 compared to $64,556 cash provided by operations in the first nine months of 2003. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $330 in the first nine months of 2004.

         Capital expenditures for property for the nine-month periods ended September 30, 2004 and 2003 were $13,820 and $45,436, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2004 and 2003 were $4,955 and $5,278, respectively. Dividends paid for the nine-month periods ended September 30, 2004 and 2003 were $11,620 and $12,203, respectively.


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

Item 4.                   CONTROLS AND PROCEDURES
                          -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. On April 1, 2003, the Company began implementation of its conversion to a new ERP platform and continued implementation to various locations throughout 2004. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.





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

            November 12, 2004           GRAYBAR ELECTRIC COMPANY, INC.
         -----------------------
                  (Date)

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