Form 10-K
period 2004-12-31
GRAYBAR ELECTRIC CO INC
filed 2005-03-28
CIK 205402

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549
                         FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004.

                             OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _____________.

                COMMISSION FILE NUMBER 0-255

               GRAYBAR ELECTRIC COMPANY, INC.
   (Exact name of registrant as specified in its charter)

           NEW YORK                           13-0794380
 (State or other jurisdiction               (IRS Employer
of incorporation or organization)        Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MISSOURI    63105
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:   (314) 573-9200

Securities registered pursuant to Section 12(b) of the Act:    None
                                                             --------

Securities registered pursuant to Section 12(g) of the Act:
      Common Stock      -     Par Value $1 Per Share with a
                              Stated Value of $20

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                     Yes (X)    No ( )

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of
1934).
                     Yes ( )    No (X )

   The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2004, was approximately $112,808,880. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors and officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on Form 10-K.

   The number of shares of Common Stock outstanding at March 28, 2005 was 5,580,372.

            DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

   (1) Annual Report to Shareholders for the fiscal year ended
December 31, 2004 - Part II, Items 5-8.

   (2) Information Statement relating to the 2005 Annual Meeting of Shareholders - Part III, Items 10-14.



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

Suppliers
---------

   The Company acts as a distributor of approximately 1.2 million products (stockkeeping units) of more than 4,600 manufacturers. The relationship of the Company with a number of its principal suppliers goes back many years. It is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.

   During 2004, the Company purchased approximately 47% of the products it distributes from its top 25 suppliers. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for all product categories.

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

   On December 31, 2004 and 2003, the Company had orders on hand that totaled approximately $420,019,000 and $349,479,000, respectively. The increase from 2003 to 2004 reflects the generally improved economic conditions in the electrical and communications markets in which the Company operates. The market for electrical products has been affected by the general increase in new construction projects along with increased spending by commercial and industrial customers. In the communications industry, the dramatic decreases in spending that occurred in 2001 and 2002 have been followed by a more stable market environment in 2003 and 2004. The Company expects that approximately 85% of the orders on hand at December 31, 2004 will be filled within the twelve-month period ending December 31, 2005. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation, and the Company has historically allowed such cancellations.

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

   The distribution facilities operated by the Company at December 31, 2004 are shown in the following table:



                                   Number of Branch
Location of Main                     Distribution
Distribution Facility           Facilities in District    Zone Warehouses
---------------------           ----------------------    ---------------
Boston, MA                                10              Austell, GA
City of Industry, CA                      20              Charlotte, NC
Dallas, TX                                14              Cranbury, NJ
Glendale Heights, IL                      18              Fresno, CA
Minneapolis, MN                           17              Hamilton, OH
New York, NY                              13              Joliet, IL
Norcross, GA                              20              Puyallup, WA
Phoenix, AZ                                9              Richmond, VA
Pittsburgh, PA                            19              Rogers, MN
Richmond, VA                              16              Springfield, MO
Seattle, WA                               10              Stafford, TX
St. Louis, MO                             13              Tampa, FL
Tampa, FL                                 19              Taunton, MA
                                                          Youngstown, OH
                                      Number of
                                      ---------
                                     Distribution
                                     ------------
                                      Facilities
                                      ----------
Graybar International, Inc.
---------------------------
 Puerto Rico                               1
Graybar Electric Canada, Ltd.
-----------------------------
 Canada                                   25
Graybar de Mexico, S.de R.L. de C.V.
------------------------------------
Mexico City, Mexico                        1

       Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately 59% of the orders were filled from the Company's inventory in 2004 and the remainder were shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of accounts receivable and accounts payable terms with its suppliers. The Company's short-term borrowing facilities are used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

   The Company distributes its products to more than 170,000 customers, which fall into three principal classes. The following list shows the estimated percentage of the Company's total sales for each of the last three years, attributable to each of these classes:

          CLASS OF CUSTOMERS                        PERCENTAGE OF SALES
          ------------------                        -------------------
                                            2004           2003           2002
                                           ------         ------         ------
          Electrical Contractors            44.5%          41.5%          41.5%
          Commercial & Industrial           21.5           22.1           22.4
          Voice and Data Communications     21.3           22.6           24.5

     At December 31, 2004, the Company employed approximately 2,800 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
-----------

     The Company believes that it is one of the three largest distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest distributors account for only a small portion of the total market, with the balance of the market being accounted for by several thousand independent distributors operating on a local, state-wide or regional basis and manufacturers who sell their products directly to end users.

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

Foreign Sales
-------------

     Sales by the Company to customers in foreign countries accounted for approximately five percent of consolidated revenues in 2004 and 2003 and approximately three percent in 2002. Export activities are handled from Company facilities in Texas and California. In addition, subsidiaries of the Company have operations in Canada, Puerto Rico and Mexico. Long-lived assets located outside the United States represented less than one percent of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its limited foreign operations.

Employees
---------

     At December 31, 2004, the Company employed approximately 7,700 persons on a full-time basis. Approximately 135 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 2.   Properties
-------   ----------

     As of December 31, 2004, the Company has 14 zone warehouses, ranging in size from approximately 140,000 to 300,000 square feet. See
Note 7 of Notes to Consolidated Financial Statements for a discussion of the off-balance sheet operating lease agreements with an independent lessor that have been used to fund the acquisition and, in some cases, construction, of eight of the zone warehouses. Of the remaining six zone warehouses, one is owned and the rest are leased, with the remaining lease terms ranging from approximately 4 to 7 years.

     At December 31, 2004, the Company operated in 13 geographical districts in the United States, each of which maintains a main distribution facility that consists primarily of warehouse space (ranging from approximately 50,000 to 140,000 square feet). A small portion of the space in each of the main distribution facilities is used for offices. All of these were owned by the Company. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from 9 to 20 and totals 198 for all districts. The branch facilities range in size from approximately 4,000 square feet to 100,000 square feet, with the average being approximately 29,000 square feet. The Company owns 111 of the branch facilities and leases 87. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

     As of December 31, 2004, the Company has a 22,000 square foot leased facility in Puerto Rico and a 4,000 square foot leased facility in Mexico. In Canada, the Company has 25 distribution facilities, of which 9 are owned and 16 are leased, ranging in size from approximately 8,000 to 60,000 square feet.

     The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has an option to purchase this facility at the expiration of the lease in 2021.

     As of December 31, 2004, approximately $6.8 million in debt of the Company was secured by mortgages on 11 buildings. Five of these facilities are subject to a first mortgage securing a 9.23% note, of which $2.7 million in principal amount remains outstanding. Five of these facilities are subject to first mortgages securing variable rate notes, of which $.7 million in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 7.95% note, of which $3.4 million in principal remains outstanding.

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

Executive Officers of the Registrant
------------------------------------

     Certain information with respect to the executive officers of the Company is set forth in Item 10 of this Annual Report on Form 10-K.

                          PART II

Item 5.   Market for the Registrant's Common Equity, Related
-------   --------------------------------------------------
Stockholder Matters and Issuer Purchases of Equity Securities
-------------------------------------------------------------

     The Company is 100% owned by its active and retired employees, and there is no public trading market for its Common Stock. Since 1928, substantially all of the issued and outstanding shares of Common Stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2004, approximately 95% of the Common Stock was held in a Voting Trust that expires by its terms on March 31, 2007. The participation of shareholders in a voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in a newly formed voting trust hold their Common Stock as the shareholders of record.

     No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which the shares were issued. The Company also has the option to purchase at the issue price the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so. In the months of October, November and December 2004, the Company purchased 27,233, 43,467 and 26,978 shares, respectively, at the issue price of $20 per share.

     The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report") furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.   Selected Financial Data
-------   -----------------------

     The selected financial data for the Company as of December 31, 2004 and for the five years then ended, which is required to be included pursuant to this Item 6, is included under the caption "Selected
Consolidated Financial Data" on page 15 of the 2004 Annual Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition
-------   -----------------------------------------------------------
and Results of Operations
-------------------------

     Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 19 of the 2004 Annual Report and is incorporated herein by reference.

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

                                                                                                                  Fair
                                                                                                                 Market
                                                                                          There-                 Value
                                2005        2006        2007        2008        2009       after       Total    12/31/04
                                ----        ----        ----        ----        ----      ------       -----    --------
Long-term debt
principal payments
by expected maturity
dates, including
current portion -
  Fixed-rate debt(A)          49,019      31,798      31,706      31,696      31,664      78,739     254,622     251,719
  Average interest
    rate                        7.37%       7.14%       7.15%       7.15%       7.15%       7.02%
  Short-term variable-
    rate borrowings           67,757                                                                  67,757      67,757
  Average interest rate         2.74%

        (A)  Dollars stated in thousands

     The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

     In September 2000, the Company entered into a swap agreement to manage interest rates on amounts due under certain operating leases.
The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments, with the Company being paid a London Interbank Offered Rate (LIBOR) floating rate and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2004 was $(5.6) million.
The negative value of this agreement reflects the low interest rates generally.

     Foreign Exchange Rate Risk
     --------------------------

     The Company conducts business in Canada and Mexico. Exposure from foreign currency exchange rate fluctuations is not material.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

     The financial statements and Report of Independent Registered Public Accounting Firm required by this Item 8 are listed in Item 15(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2004 Annual Report in such list are incorporated herein by reference.

     Selected quarterly financial data for the years ended December 31, 2004 and 2003 required by Item 302(a) is included in Note 10 -
"Quarterly Financial Information (Unaudited)" to the consolidated financial statements on page 29 of the 2004 Annual Report and is incorporated herein by reference.

     There is no other supplementary financial information required by this item that is applicable to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting
-------   ------------------------------------------------------------
and Financial Disclosure
------------------------

     None.

Item 9A.   Controls and Procedures
-------   ------------------------

     An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. On April 1, 2003, the Company began implementation of its conversion to a new ERP platform and continued implementation at various locations throughout 2003 and 2004, with the rollout completed in October 2004.
In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

Item 9B.  Other Information
-------   -----------------

     Not applicable.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

     The information with respect to the directors of the Company required to be included pursuant to this Item 10 (other than J. H. Hinshaw, who is retiring effective as of May 2, 2005 and is not standing for reelection) will be included under the caption "Directors -- Nominees for Election as Directors" and "Directors --Committees" in the Company's Information Statement relating to the 2005 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

     The following directors are also executive officers of the
Company:  D. B. D'Alessandro, D. E. DeSousa, T. F. Dowd, L. R. Giglio,
J. H. Hinshaw, K. M. Mazzarella, R. D. Offenbacher and R. A. Reynolds, Jr. Information regarding J. H. Hinshaw and the other executive officers appears below.

Name              Age    Business experience last five years
----              ---    -----------------------------------
J. H. Hinshaw     60     Employed by Company in May 2000; Senior Vice President and Chief Financial Officer
                         May 2000 to present. Ms. Hinshaw is a director of Insituform Technologies, Inc.,
                         IPSCO, Inc. and The Williams Companies, Inc.

J. H. Kipper      52     Employed by Company in 1974; Vice President and Controller 1999 to present.

J. N. Reed        48     Employed by Company in 1980; Assistant to Treasurer 1993 to 2000; Vice President and
                         Treasurer 2000 to present.

     The information with respect to audit committee financial experts required to be included pursuant to this Item 10 will be included under the caption "Directors -- Committees" in the Company's Information Statement and is incorporated herein by reference.

     The Company has adopted a code of ethics that applies specifically to the principal executive officer, principal financial officer and principal accounting officer and controller ("Covered Officers"). This code of ethics is appended to the Company's business conduct guidelines for all employees. The business conduct guidelines and specific code for Covered Officers may be accessed at the "About Us" page under "Code of Ethics" at the Company's website at www.graybar.com and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

Item 11.  Executive Compensation
--------  ----------------------

     The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
Management and Related Stockholder Matters
------------------------------------------

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

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

     At the date of this report, other than as described under the caption "Directors - Certain Transactions" in the Information Statement, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under such caption in the Information Statement and shall be incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services
--------   --------------------------------------

     The information with respect to principal accounting fees and services required to be included pursuant to this Item 14 will be included under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's Information Statement and is incorporated herein by reference.

                           PART IV
                           -------

Item 15.  Exhibits, Financial Statement Schedules
--------  ---------------------------------------

          Documents filed as part of this report:
          ---------------------------------------
               The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in the 2004 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

          1.   Index to Financial Statements
               -----------------------------

              (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended
                    December 31, 2004 (page 20).

              (ii) Consolidated Balance Sheets, as of December 31, 2004 and 2003 (page 21).

              (iii) Consolidated Statements of Cash Flows for each
                    of the three years ended December 31, 2004 (page
                    22).

              (iv)  Consolidated Statements of Changes in
                    Shareholders' Equity for each of the three years ended December 31, 2004 (page 23).

              (v)   Notes to Consolidated Financial Statements
                    (pages 24 to 29).

              (vi)  Report of Independent Registered Public
                    Accounting Firm (page 30).

          2.   Index to Financial Schedule
               ---------------------------

          The following schedule to the financial statements for each of the three years ended December 31, 2004 is included on the indicated page in this Annual Report on Form 10-K:

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

              (iii) Certificate of Amendment of Certificate of
                    Incorporation, filed as Exhibit 4(ii) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

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

                (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001,
                      October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

                (vi) 364-Day, $85,000,000 Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein; filed as
                      Exhibit 10(vi) of the Company's Registration
                      Statement on Form S-2 (Registration No. 333-
                      118575) and incorporated herein by reference.


*Compensation arrangement

          (13) Annual Report to Shareholders for 2004 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

          (21)    List of subsidiaries of the Company.

          (23)    Consent of Independent Registered Public Accounting
                  Firm.

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

                              SIGNATURES
                              ----------


     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2005.

                          GRAYBAR ELECTRIC COMPANY, INC.



                          By  /S/ R. A. REYNOLDS, JR.
                            ---------------------------------------
                              (R. A. Reynolds, Jr., Chairman of the
                                        Board and President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 28, 2005.



 /S/ R. A. REYNOLDS, JR.           Director, Chairman of
--------------------------------
(R. A. Reynolds, Jr.)              the Board and President
                                   (Principal Executive Officer)


 /S/ J. H. HINSHAW                 Director
--------------------------------
 (J. H. Hinshaw)                   (Principal Financial Officer)


 /S/ R. A. COLE                    Director
--------------------------------
 (R. A. Cole)


 /S/ D. B. D'ALESSANDRO            Director
--------------------------------
 (D. B. D'Alessandro)


 /S/ D. E, DeSOUSA                 Director
--------------------------------
 (D. E. DeSousa)


 /S/ T. F. DOWD                    Director
--------------------------------
 (T. F. Dowd)


 /S/ L. R. GIGLIO                  Director
--------------------------------
 (L. R. Giglio)


 /S/ T. S. GURGANOUS               Director
--------------------------------
 (T. S. Gurganous)


 /S/ G. D. HODGES                  Director
--------------------------------
 (G. D. Hodges)

 /S/ F. H. HUGHES                  Director
--------------------------------
 (F. H. Hughes)


 /S/ K. M. MAZZARELLA              Director
--------------------------------
 (K. M. Mazzarella)


 /S/ R. D. OFFENBACHER             Director
--------------------------------
 (R. D. Offenbacher)


 /S/ K. B. SPARKS                  Director
--------------------------------
 (K. B. Sparks)


 /S/ J. H. KIPPER                  Vice President and Controller
--------------------------------
 (J. H. Kipper)                    (Principal Accounting Officer)

                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                          -----------------------------------------------

                           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                           ---------------------------------------------

               Column A                           Column B         Column C          Column D            Column E
               --------                           ----------       -----------       -----------         ---------


                                                  Balance at       Additions                             Balance
                                                  Beginning        Charged to                            at End
                                                  of Period        Income            Deductions          of Period
                                                  ----------       -----------       -----------         ---------

               Description
               -----------
FOR THE YEAR ENDED DECEMBER 31, 2004:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts             $6,465,000       $ 6,240,000       $ 5,382,000 (1)    $7,323,000
      Allowance for cash discounts                   734,000        14,156,000        13,909,000 (2)       981,000
                                                  ----------       -----------       -----------        ----------

         Total                                    $7,199,000       $20,396,000       $19,291,000        $8,304,000
                                                  ==========       ===========       ===========        ==========


FOR THE YEAR ENDED DECEMBER 31, 2003:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts             $5,619,000       $ 7,352,000       $ 6,506,000 (1)    $6,465,000
      Allowance for cash discounts                   688,000        10,866,000        10,820,000 (2)       734,000
                                                  ----------       -----------       -----------        ----------

         Total                                    $6,307,000       $18,218,000       $17,326,000        $7,199,000
                                                  ==========       ===========       ===========        ==========


FOR THE YEAR ENDED DECEMBER 31, 2002:
   Reserve deducted from assets to
      which it applies-
      Allowance for doubtful accounts             $7,955,000       $ 5,512,000       $ 7,848,000 (1)    $5,619,000
      Allowance for cash discounts                   679,000        12,071,000        12,062,000 (2)       688,000
                                                  ----------       -----------       -----------        ----------

         Total                                    $8,634,000       $17,583,000       $19,910,000        $6,307,000
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

     (iii) Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

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

           (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

            (vi) 364-Day, $85,000,000, Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein; filed as Exhibit 10(vi) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.


*Compensation arrangement

     (13) Annual Report to Shareholders for 2004 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

     (21)   List of subsidiaries of the Company.

     (23)   Consent of Independent Registered Public Accounting Firm.

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