Form 10-Q
period 2005-03-31
GRAYBAR ELECTRIC CO INC
filed 2005-05-12
CIK 205402

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

      For the quarterly period ended        March 31, 2005
                                     ----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ------------


                       GRAYBAR ELECTRIC COMPANY, INC.
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                NEW YORK                                       13 - 0794380
--------------------------------------------------------------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)


   34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                             63105
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)


     POST OFFICE BOX 7231, ST. LOUIS, MO                              63177
--------------------------------------------------------------------------------
             (Mailing Address)                                      (Zip Code)


Registrant's telephone number, including area code:    (314) 573 - 9200
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

                              YES   X      NO
                                 -------     --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                              YES          NO   X
                                 -------     --------



Common Stock Outstanding at April 30, 2005:         5,558,070
                                             ----------------------
                                               (Number of Shares)

Item 1.  Financial Statements                              PART I
                                                           ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                                  MARCH 31, 2005               DECEMBER 31, 2004
                                                                            --------------------------     -------------------------
CURRENT ASSETS

   Cash and cash equivalents                                                    $         47,380               $          9,961
                                                                            --------------------------     -------------------------
   Trade receivables                                                                     593,105                        624,728
                                                                            --------------------------     -------------------------
   Merchandise inventory                                                                 484,308                        473,212
                                                                            --------------------------     -------------------------
   Other current assets                                                                   24,794                         26,379
                                                                            --------------------------     -------------------------
        Total current assets                                                           1,149,587                      1,134,280
                                                                            --------------------------     -------------------------

PROPERTY

   Land                                                                                   38,962                         29,944
                                                                            --------------------------     -------------------------
   Buildings and permanent fixtures                                                      305,667                        242,579
                                                                            --------------------------     -------------------------
   Furniture and fixtures                                                                172,640                        167,852
                                                                            --------------------------     -------------------------
   Software                                                                               76,906                         76,906
                                                                            --------------------------     -------------------------
   Capital leases                                                                         13,143                         22,936
                                                                            --------------------------     -------------------------
   Less-Accumulated depreciation                                                         264,303                        248,711
                                                                            --------------------------     -------------------------
        Net property                                                                     343,015                        291,506
                                                                            --------------------------     -------------------------


OTHER ASSETS                                                                              26,153                         25,586
                                                                            --------------------------     -------------------------

                                                                                $      1,518,755               $      1,451,372
                                                                            ==========================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                        $         25,983               $         67,757
                                                                            --------------------------     -------------------------
   Current portion of long-term debt                                                      37,819                         49,019
                                                                            --------------------------     -------------------------
   Trade accounts payable                                                                571,294                        490,183
                                                                            --------------------------     -------------------------
   Other accrued taxes                                                                    13,069                         10,147
                                                                            --------------------------     -------------------------
   Accrued payroll and benefit costs                                                      26,374                         48,506
                                                                            --------------------------     -------------------------
   Dividends payable                                                                         ---                          6,117
                                                                            --------------------------     -------------------------
   Other payables and accruals                                                            59,863                         65,962
                                                                            --------------------------     -------------------------
        Total current liabilities                                                        734,402                        737,691
                                                                            --------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                         77,859                         77,470
                                                                            --------------------------     -------------------------

PENSION LIABILITY                                                                         37,488                         37,488
                                                                            --------------------------     -------------------------

LONG-TERM DEBT                                                                           276,462                        205,603
                                                                            --------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                              2,571                            756
                                                                            --------------------------     -------------------------








                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                              MARCH 31, 2005                DECEMBER 31, 2004
                                                                         -------------------------     -------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ----------
   Par value $.01 per share
   Authorized 10,000,000
   shares

                                                 SHARES
                                                 ------
                                          2005             2004
                                          ----             ----
Issued to shareholders                        ---              ---
                                      -------------    -------------
In treasury, at cost                          ---              ---
                                      -------------    -------------
Outstanding                                   ---              ---                      ---                          ---
                                      -------------    -------------     -------------------------     -------------------------

   Common:
   -------
   Stated value $20 per share
   Authorized 15,000,000 shares

                                                 SHARES
                                                 ------
                                          2005             2004
                                          ----             ----
Issued to voting trustees               5,421,055        5,298,699
                                      -------------    -------------
Issued to shareholders                    278,203          276,641
                                      -------------    -------------
In treasury, at cost                     (120,595)         (26,978)
                                      -------------    -------------
Outstanding                             5,578,663        5,548,362                  111,573                      110,967
                                      -------------    -------------     -------------------------     -------------------------

Advance payments on subscriptions
to common stock                                                                         173                          ---
                                                                         -------------------------     -------------------------

Retained earnings                                                                   305,131                      308,780
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (26,904)                     (27,383)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       389,973                      392,364
                                                                         -------------------------     -------------------------

                                                                           $      1,518,755              $     1,451,372
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                                                 QUARTER ENDED
                                                                                 MARCH 31, 2005                 MARCH 31, 2004
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $       967,336                $       942,115
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               3,397                          2,806
                                                                           --------------------------     --------------------------

NET SALES                                                                            963,939                        939,309
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             772,950                        748,535
                                                                           --------------------------     --------------------------

   Gross margin                                                                      190,989                        190,774
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         170,607                        169,882
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          8,627                          9,870
                                                                           --------------------------     --------------------------

   Income from operations                                                             11,755                         11,022
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      1,340                            761
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       6,815                          6,377
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                            6,280                          5,406
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                               905                            914
                                                                           --------------------------     --------------------------
   Deferred                                                                            1,714                          1,248
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 2,619                          2,162
                                                                           --------------------------     --------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                   $         3,661                $         3,244
                                                                           --------------------------     --------------------------

   Cumulative effect of change in accounting principle,
     net of $3,587 tax benefit                                               $        (5,634)               $           ---
                                                                           --------------------------     --------------------------

NET INCOME (LOSS)                                                            $        (1,973)               $         3,244
                                                                           ==========================     ==========================

INCOME PER SHARE OF COMMON STOCK
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (NOTE 2)                                             $           .66                $           .56
                                                                           --------------------------     --------------------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 2)                         $          (.35)               $           .56
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $           ---                $             1
                                                                           --------------------------     --------------------------
   Common - $.30 per share                                                             1,676                          1,741
                                                                           --------------------------     --------------------------
                                                                             $         1,676                $         1,742
                                                                           ==========================     ==========================





See accompanying Notes to Consolidated Financial Statements

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                      2005                           2004
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
   in accounting principle                                                   $          3,661               $          3,244
                                                                           --------------------------     --------------------------

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided by operations:
      Depreciation and amortization                                                     8,627                          9,870
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                             1,714                          1,248
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                             31,623                         (5,481)
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                        (11,096)                         2,664
                                                                           --------------------------     --------------------------
         Other current assets                                                           1,585                          1,927
                                                                           --------------------------     --------------------------
         Other assets                                                                   1,334                            887
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                        81,111                         (3,900)
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (22,132)                       (10,638)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                     (3,093)                           874
                                                                           --------------------------     --------------------------
                                                                                       89,673                         (2,549)
                                                                           --------------------------     --------------------------

   Net cash provided by operations                                                     93,334                            695
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                      237                             31
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                                (5,910)                        (8,250)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                               (5,673)                        (8,219)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings                                (41,774)                        15,373
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                        (183)                          (203)
                                                                           --------------------------     --------------------------
      Principal payments under capital leases                                          (1,272)                          (668)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                              2,651                            117
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (1,872)                        (1,764)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (7,792)                        (8,211)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by financing activities                                   (50,242)                         4,644
                                                                           --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                                        37,419                         (2,880)
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                 9,961                         19,161
                                                                           --------------------------     --------------------------

CASH, END OF FIRST QUARTER                                                   $         47,380               $         16,281
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                       ----------------------
                                                      MARCH 31, 2005 AND 2004
                                                      -----------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                       COMMON                         ACCUMULATED
                                                                        STOCK                            OTHER
                                        COMMON        PREFERRED      SUBSCRIBED,       RETAINED      COMPREHENSIVE
                                         STOCK          STOCK         UNISSUED         EARNINGS      INCOME (LOSS)         TOTAL
                                     -------------- -------------- ---------------- -------------- ------------------ --------------
December 31, 2003                      $117,427       $      43      $       45      $ 306,030      $   (35,962)        $ 387,583
                                                                                                                      --------------

Net Income                                                                               3,244                              3,244

Currency Translation Adjustments                                                                            413               413


Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $398)                                                                                                 (628)             (628)
                                                                                                                      --------------

Comprehensive Income                                                                                                        3,029
                                                                                                                      --------------

Stock Issued                                116                                                                               116

Stock Redeemed                           (1,762)             (2)                                                           (1,764)

Advance Payments                                                              1                                                 1

Dividends Declared                                                                      (1,742)                            (1,742)
                                     -------------- -------------- ---------------- -------------- ------------------ --------------

March 31, 2004                         $115,781       $      41      $       46      $ 307,532      $   (36,177)        $ 387,223
                                     ============== ============== ================ ============== ================== ==============


                                                                       COMMON                         ACCUMULATED
                                                                        STOCK                            OTHER
                                        COMMON        PREFERRED      SUBSCRIBED,       RETAINED      COMPREHENSIVE
                                         STOCK          STOCK         UNISSUED         EARNINGS      INCOME (LOSS)         TOTAL
                                     -------------- -------------- ---------------- -------------- ------------------ --------------
December 31, 2004                      $110,967       $       0      $        0      $ 308,780      $   (27,383)        $ 392,364
                                                                                                                      --------------

Net Income  (Loss)                                                                      (1,973)                            (1,973)

Currency Translation Adjustments                                                                           (186)             (186)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $332)                                                                                                  665               665
                                                                                                                      --------------

Comprehensive Income                                                                                                       (1,494)
                                                                                                                      --------------

Stock Issued                              2,478                                                                             2,478

Stock Redeemed                           (1,872)                                                                           (1,872)

Advance Payments                                                            173                                               173

Dividends Declared                                                                       (1,676)                           (1,676)
                                     -------------- -------------- ---------------- -------------- ------------------ --------------

March 31, 2005                         $111,573       $       0      $      173      $  305,131     $   (26,904)        $ 389,973
                                     ============== ============== ================ ============== ================== ==============

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

Note 2
------

                                                                  THREE MONTHS 2005           THREE MONTHS 2004
                                                              ------------------------    -------------------------
Earnings for Three Months Before Cumulative
  Effect of Change in Accounting Principle                      $         3,661             $         3,244
                                                              ------------------------    -------------------------

Cumulative Effect of Change in Accounting Principle             $        (5,634)            $           ---
                                                              ------------------------    -------------------------

Earnings (Loss) for Three Months                                $        (1,973)            $         3,244
                                                              ------------------------    -------------------------

Dividends on Preferred Stock                                                ---                           1
                                                              ------------------------    -------------------------

Available for Common Stock                                      $        (1,973)            $         3,243
                                                              ------------------------    -------------------------

Average Common Shares Outstanding                                     5,574,752                   5,831,002
                                                              ------------------------    -------------------------

Earnings Per Share Before Cumulative Effect
  of Change in Accounting Principle                             $           .66             $           .56
                                                              ------------------------    -------------------------

Earnings (Loss) Per Share                                       $          (.35)            $           .56
                                                              ------------------------    -------------------------

Note 3
------

               At March 31, 2005 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $10,000 and $50,000 at March 31, 2005 and December 31, 2004,
         respectively.

Note 4
------

               The Company has two lease arrangements with an independent lessor which have provided $73,477 of financing for nine of the Company's zone distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

               The leasing structures used in these two lease arrangements qualify as silos of a variable interest entity under FASB Interpretation No. 46 (FIN No. 46). As of January 1, 2005, the Company has adopted the provisions of FIN No. 46 and accordingly, as the primary beneficiary, has consolidated these silos in its financial statements. The impact of consolidation has increased the Company's property by $64,257, the net book value of the leased property as if the interpretations of FIN No. 46 had been in place from the inception of these leases. Additionally, the Company has increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,571 at the date of adoption. The Company has recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, to affect the consolidation. The Company has treated the adoption of FIN No. 46 as a non-cash item in its consolidated statements of cash flows.

               As of March 31, 2005, the consolidated silos included in the Company's financial statements have a net property balance of $63,723, long-term debt of $70,906, and a minority interest of $2,571. Under the terms of the lease arrangements, the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements at March 31, 2005, is $62,455, the amount guaranteed by the Company as the residual fair value of the property.

               Had the provisions of FIN No. 46 been applied retrospectively, rather than as the cumulative effect of a change in accounting principle, net income and net income per share on a pro forma basis would be as follows:

                                                            Actual                                    Pro forma
                                            ------------------------------------        -------------------------------------
                                            March 31, 2005        March 31, 2004        March 31, 2005         March 31, 2004
                                            --------------        --------------        --------------         --------------
        Net income                              $(1,973)              $ 3,244              $ 3,661                $ 2,923
        Net income per share of
          common stock                          $  (.35)              $   .56              $   .66                $   .50

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

Note 6
------

               During the three months ended March 31, 2005, the Company made contributions totaling $7,500 to its defined benefit pension plan. Additional contributions totaling $22,500 are expected to be paid during the remainder of 2005.

Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)


RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

       Quarter Ended March 31:                                                               2005               2004
                                                                                             ----               ----
       Net Sales                                                                            100.0%             100.0%
       Cost of Merchandise Sold                                                             (80.2)             (79.7)
                                                                                          -----------        -------------
       Gross Margin                                                                          19.8               20.3
       Selling, General and Administrative Expenses                                         (17.7)             (18.1)
       Depreciation and amortization                                                          (.9)              (1.0)
                                                                                          -----------        -------------
       Income from operations                                                                 1.2                1.2
       Other Income, net                                                                       .1                 .1
       Interest Expense                                                                       (.7)               (.7)
                                                                                          -----------        -------------
       Income Before Provision for Income Taxes                                                .6                 .6
       Provision for Income Taxes                                                             (.2)               (.3)
                                                                                          -----------        -------------
       Income Before Cumulative Effect of Change in Accounting Principle                       .4                 .3
       Cumulative Effect of Change in Accounting Principle                                    (.6)                --
                                                                                          -----------        -------------
       Net Income                                                                             (.2)%               .3%
                                                                                          ===========        =============

         Net sales in the first three months of 2005 increased $24,630, or 2.6%, to $963,939 compared to $939,309 in the first three months of 2004. The higher net sales resulted from the combined effect of the increase in electrical market sales experienced by the Company along with a decrease in sales to customers in the communications market. The increase in electrical market sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical market sectors in which the Company operates. Activity in the communications market served by the Company continued to be impacted by the lingering effects of the excess of plant and network capacity. Electrical market sales increased 5.5% and communications market sales decreased 5.7% when comparing the first three months of 2005 to the first three months of 2004.

         Gross margin increased $215, or .1%, in the first three months of 2005 compared to the first three months of 2004 primarily due to the overall increase in net sales. Gross margin as a percentage of net sales decreased when comparing the first three months of 2005 to the first three months of 2004 due largely to lower margins on copper and steel-based products sold by the Company that were subject to pricing inflation in 2004.

         Selling, general and administrative expenses increased $725, or ..4%, when comparing the first three months of 2005 to the first three months of 2004 due largely to increases in transportation and other general operating expenses of approximately $3,100. The increase in general operating expenses was largely offset by a reduction in employee compensation and benefit costs of approximately $2,400.

         Depreciation and amortization decreased from $9,870 in the first quarter of 2004 to $8,627 in the first quarter of 2005 primarily due to lower depreciation expense on capital leases.

         Other income, net includes accounts receivable interest charges to customers of $893 and $934 in the first three months of 2005 and the first three months of 2004, respectively.

         Interest expense increased $438, or 6.9%, when comparing the first three months of 2005 to the first three months of 2004 primarily due to increased levels of short-term borrowings required to finance higher levels of accounts receivable and higher interest rates on short-term borrowings.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
----------------------

         The combined effect of the increases in gross margin and other income, together with the decrease in depreciation and amortization and increases in selling, general and administrative expenses and interest expense, resulted in an increase in pretax earnings of $874 in the first three months of 2005 compared to the same period in 2004.

         As of January 1, 2005, the Company has adopted the provisions of FASB Interpretation No. 46 (FIN No. 46), which apply to the leasing structures used in two lease arrangements between the Company and an independent lessor. The leasing structures used in these two lease arrangements qualify as variable interest entities under FIN No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the first quarter of 2005. The Company has recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax benefit of $3,587, in its consolidated financial statements in the first quarter of 2005 as a result of adoption of FIN No. 46.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         At March 31, 2005, current assets exceeded current liabilities by $415,185, up $18,596 from December 31, 2004. The reduction in accounts receivable from December 31, 2004 to March 31, 2005 resulted primarily from the decrease in sales in the first quarter 2005 compared to the fourth quarter 2004. The average number of days of sales in accounts receivable increased during the first quarter 2005. Merchandise inventory levels were higher at March 31, 2005 when compared to December 31, 2004 inventory levels.

         At March 31, 2005, the Company had available to it unused lines of credit amounting to $294,818. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2005 through March 31 ranged from a minimum of $25,983 to a maximum of $192,002.

         The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first three months of 2005, cash provided by operations amounted to $93,334 compared to $695 cash provided by operations in the first three months of 2004. The increase in cash provided by operations was predominantly attributable to the combined change in trade receivables, merchandise inventory and trade accounts payable, which in the aggregate resulted in cash provided of $101,638 in the first three months of 2005 compared to cash used of $6,717 in the first three months of 2004. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $2,651 in the first three months of 2005.

         Capital expenditures for property for the three-month periods ended March 31, 2005 and 2004 were $5,910 and $8,250, respectively. Purchases of treasury stock for the three-month periods ended March 31, 2005 and 2004 were $1,872 and $1,764, respectively. Dividends paid for the three-month periods ended March 31, 2005 and 2004 were $7,792 and $8,211, respectively.

Item 3.                 QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                        -----------------------------

         There have been no material changes in the policies, procedures, controls or risk profile from that provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. On April 1, 2003, the Company began implementation of its conversion to a new ERP platform and continued rollout and implementation to various locations throughout 2004. In connection therewith, certain of the Company's disclosure controls and procedures have been modified at certain locations to reflect the new system environment.

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

               (b)  Reports on Form 8-K.

                    Form 8-K was filed with the Commission on March 10, 2005 reporting a change in the Company's Directors and Principal Officers.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              May 12, 2005                  GRAYBAR ELECTRIC COMPANY, INC.
         ----------------------
                (Date)

                                                   /S/ R. A. REYNOLDS, JR.
                                            ------------------------------------
                                                      R. A. REYNOLDS, JR.
                                                         PRESIDENT AND
                                                  PRINCIPAL EXECUTIVE OFFICER



                                                    /S/ D. B. D'ALESSANDRO
                                            ------------------------------------
                                                      D. B. D'ALESSANDRO
                                                  SENIOR VICE PRESIDENT AND
                                                  PRINCIPAL FINANCIAL OFFICER



                                                       /S/ J. H. KIPPER
                                            ------------------------------------
                                                         J. H. KIPPER
                                                        VICE PRESIDENT
                                                        AND CONTROLLER