Form 10-Q
period 2005-06-30
GRAYBAR ELECTRIC CO INC
filed 2005-08-12
CIK 205402

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

      For the quarterly period ended              June 30, 2005
                                     -----------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    -------------------

                       GRAYBAR ELECTRIC COMPANY, INC.
                 -----------------------------------------
           (Exact name of registrant as specified in its charter)

                                  NEW YORK                                             13 - 0794380
      --------------------------------------------------------------      ------------------------------------
      (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                    34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                                 63105
      --------------------------------------------------------------      ------------------------------------
                   (Address of principal executive offices)                              (Zip Code)


                     POST OFFICE BOX 7231, ST. LOUIS, MO                                   63177
      --------------------------------------------------------------      ------------------------------------
                               (Mailing Address)                                         (Zip Code)


      Registrant's telephone number, including area code:   (314)  573 - 9200
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

                               YES  X   NO
                                   ---     ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Securities Exchange Act of 1934.

                               YES      NO  X
                                   ---     ---

      Common Stock Outstanding at July 31, 2005:               5,511,014
                                                        ----------------------
                                                           (Number of Shares)

Item 1.  Financial Statements                            PART I
                                                         ------

                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                            (Dollars Stated in Thousands)
                                        (Except for Share and Per Share Data)

                                                                               JUNE 30, 2005       DECEMBER 31, 2004
                                                                            ------------------     ------------------
CURRENT ASSETS

   Cash and cash equivalents                                                    $   27,841             $    9,961
                                                                            ------------------     ------------------
   Trade receivables                                                               623,585                624,728
                                                                            ------------------     ------------------
   Merchandise inventory                                                           466,966                473,212
                                                                            ------------------     ------------------
   Other current assets                                                              8,984                 26,379
                                                                            ------------------     ------------------
        Total current assets                                                     1,127,376              1,134,280
                                                                            ------------------     ------------------

PROPERTY

   Land                                                                             39,564                 29,944
                                                                            ------------------     ------------------
   Buildings and permanent fixtures                                                299,495                242,579
                                                                            ------------------     ------------------
   Furniture and fixtures                                                          174,344                167,852
                                                                            ------------------     ------------------
   Software                                                                         76,906                 76,906
                                                                            ------------------     ------------------
   Capital leases                                                                    8,940                 22,936
                                                                            ------------------     ------------------
   Less-Accumulated depreciation                                                   264,572                248,711
                                                                            ------------------     ------------------
        Net property                                                               334,677                291,506
                                                                            ------------------     ------------------


OTHER ASSETS                                                                        28,164                 25,586
                                                                            ------------------     ------------------

                                                                                $1,490,217             $1,451,372
                                                                            ==================     ==================

CURRENT LIABILITIES

   Short-term borrowings                                                        $   64,052             $   67,757
                                                                            ------------------     ------------------
   Current portion of long-term debt                                                32,108                 49,019
                                                                            ------------------     ------------------
   Trade accounts payable                                                          512,282                490,183
                                                                            ------------------     ------------------
   Other accrued taxes                                                              12,490                 10,147
                                                                            ------------------     ------------------
   Accrued payroll and benefit costs                                                27,612                 48,506
                                                                            ------------------     ------------------
   Dividends payable                                                                   ---                  6,117
                                                                            ------------------     ------------------
   Other payables and accruals                                                      59,885                 65,962
                                                                            ------------------     ------------------
        Total current liabilities                                                  708,429                737,691
                                                                            ------------------     ------------------

POSTRETIREMENT BENEFITS LIABILITY                                                   78,258                 77,470
                                                                            ------------------     ------------------

PENSION LIABILITY                                                                   37,488                 37,488
                                                                            ------------------     ------------------

LONG-TERM DEBT                                                                     268,809                205,603
                                                                            ------------------     ------------------

OTHER NON-CURRENT LIABILITIES                                                        2,572                    756
                                                                            ------------------     ------------------

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                           (Dollars Stated in Thousands)
                                       (Except for Share and Per Share Data)

                                                                            JUNE 30, 2005        DECEMBER 31, 2004
                                                                         -------------------    -------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK

   Preferred:
   ---------
   Par value $.01 per share
   Authorized 10,000,000 shares

                                                  SHARES
                                                  ------
                                          2005             2004
                                          ----             ----

Issued to shareholders                        ---              ---
                                      -------------    -------------
In treasury, at cost                          ---              ---
                                      -------------    -------------
Outstanding                                   ---              ---                   ---                   ---
                                      -------------    -------------     -------------------    -------------------

   Common:
   ------
   Stated value $20 per share
   Authorized 15,000,000 shares

                                                  SHARES
                                                  ------
                                          2005             2004
                                          ----             ----

Issued to voting trustees               5,464,363        5,298,699
                                      -------------    -------------
Issued to shareholders                    278,582          276,641
                                      -------------    -------------
In treasury, at cost                     (201,311)         (26,978)
                                      -------------    -------------
Outstanding                             5,541,634        5,548,362               110,833               110,967
                                      -------------    -------------     -------------------    -------------------


Advance payments on subscriptions
to common stock                                                                      340                   ---
                                                                         -------------------    -------------------

Retained earnings                                                                311,428               308,780
                                                                         -------------------    -------------------

Accumulated other comprehensive
  income (loss)                                                                  (27,940)              (27,383)
                                                                         -------------------    -------------------

   TOTAL SHAREHOLDERS' EQUITY                                                    394,661               392,364
                                                                         -------------------    -------------------

                                                                              $1,490,217            $1,451,372
                                                                         ===================    ===================


See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                                     QUARTER ENDED

                                                                           JUNE 30, 2005       JUNE 30, 2004
                                                                           --------------     --------------

GROSS SALES, net of returns and allowances                                   $1,077,446         $1,043,845
                                                                           --------------     --------------

   Less - Cash discounts                                                          3,972              2,936
                                                                           --------------     --------------

NET SALES                                                                     1,073,474          1,040,909
                                                                           --------------     --------------

COST OF MERCHANDISE SOLD                                                        866,636            836,225
                                                                           --------------     --------------

   Gross margin                                                                 206,838            204,684
                                                                           --------------     --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    179,959            179,195
                                                                           --------------     --------------

DEPRECIATION AND AMORTIZATION                                                     8,001              8,737
                                                                           --------------     --------------

   Income from operations                                                        18,878             16,752
                                                                           --------------     --------------

OTHER INCOME, net                                                                 1,421                742
                                                                           --------------     --------------

INTEREST EXPENSE                                                                  6,879              5,555
                                                                           --------------     --------------

   Income before provision for income taxes                                      13,420             11,939
                                                                           --------------     --------------

PROVISION FOR INCOME TAXES

   Current                                                                         (905)             2,722
                                                                           --------------     --------------
   Deferred                                                                       6,363              2,227
                                                                           --------------     --------------
      Total provision for income taxes                                            5,458              4,949
                                                                           --------------     --------------

NET INCOME                                                                   $    7,962         $    6,990
                                                                           ==============     ==============

NET INCOME PER SHARE OF COMMON STOCK                                         $    1.43          $    1.22
                                                                           ==============     ==============

DIVIDENDS

   Common - $.30 per share                                                        1,665              1,715
                                                                           --------------     --------------
                                                                             $    1,665         $    1,715
                                                                           ==============     ==============

See accompanying Notes to Consolidated Financial Statements

                                     4

                                     CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------
                                       (Dollars Stated in Thousands)
                                   (Except for Share and Per Share Data)

                                                                                    SIX MONTHS ENDED

                                                                            JUNE 30, 2005      JUNE 30, 2004
                                                                           --------------     --------------

GROSS SALES, net of returns and allowances                                   $2,044,782         $1,985,960
                                                                           --------------     --------------
   Less - Cash discounts                                                          7,369              5,742
                                                                           --------------     --------------

NET SALES                                                                     2,037,413          1,980,218
                                                                           --------------     --------------

COST OF MERCHANDISE SOLD                                                      1,639,586          1,584,760
                                                                           --------------     --------------

   Gross margin                                                                 397,827            395,458
                                                                           --------------     --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    350,566            349,077
                                                                           --------------     --------------

DEPRECIATION AND AMORTIZATION                                                    16,628             18,607
                                                                           --------------     --------------

   Income from operations                                                        30,633             27,774
                                                                           --------------     --------------

OTHER INCOME, net                                                                 2,761              1,503
                                                                           --------------     --------------

INTEREST EXPENSE                                                                 13,694             11,932
                                                                           --------------     --------------

   Income before provision for income taxes                                      19,700             17,345
                                                                           --------------     --------------

PROVISION FOR INCOME TAXES

   Current                                                                          ---              3,636
                                                                           --------------     --------------
   Deferred                                                                       8,077              3,475
                                                                           --------------     --------------
      Total provision for income taxes                                            8,077              7,111
                                                                           --------------     --------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                   $   11,623         $   10,234
                                                                           --------------     --------------

   Cumulative effect of change in accounting principle,
     net of $3,587 tax benefit                                               $   (5,634)        $      ---
                                                                           --------------     --------------

NET INCOME                                                                   $    5,989         $   10,234
                                                                           ==============     ==============

INCOME PER SHARE OF COMMON STOCK
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (NOTE 2)                                             $     2.09         $     1.77
                                                                           --------------     --------------

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                $     1.08         $     1.77
                                                                           ==============     ==============

DIVIDENDS

   Preferred - $.25 per share                                                $      ---         $        1
                                                                           --------------     --------------
   Common - $.60 per share                                                        3,341              3,456
                                                                           --------------     --------------
                                                                             $    3,341         $    3,457
                                                                           ==============     ==============

See accompanying Notes to Consolidated Financial Statements

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                     (Dollars Stated in Thousands)
                                 (Except for Share and Per Share Data)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                               2005             2004
                                                                           ------------     ------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
   in accounting principle                                                   $ 11,623         $ 10,234
                                                                           ------------     ------------

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided (used) by operations:
      Depreciation and amortization                                            16,628           18,607
                                                                           ------------     ------------
      Deferred income taxes                                                     8,077            3,475
                                                                           ------------     ------------
      Gain on sale of property                                                   (667)             ---
                                                                           ------------     ------------

      Changes in assets and liabilities:
         Trade receivables                                                      1,143          (52,453)
                                                                           ------------     ------------
         Merchandise inventory                                                  6,246          (14,102)
                                                                           ------------     ------------
         Other current assets                                                  17,395            1,009
                                                                           ------------     ------------
         Other assets                                                           1,009            1,486
                                                                           ------------     ------------
         Trade accounts payable                                                22,099          (13,087)
                                                                           ------------     ------------
         Accrued payroll and benefit costs                                    (20,894)          (5,670)
                                                                           ------------     ------------
         Other accrued liabilities                                            (15,353)          17,927
                                                                           ------------     ------------
                                                                               35,683          (42,808)
                                                                           ------------     ------------

   Net cash provided (used) by operations                                      47,306          (32,574)
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                            9,753               57
                                                                           ------------     ------------
      Capital expenditures for property                                       (11,405)         (10,322)
                                                                           ------------     ------------

   Net cash used by investing activities                                       (1,652)         (10,265)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings                         (3,705)          75,963
                                                                           ------------     ------------
      Repayment of long-term debt                                             (13,546)         (13,573)
                                                                           ------------     ------------
      Principal payments under capital leases                                  (1,272)          (1,199)
                                                                           ------------     ------------
      Sale of common stock                                                      3,693              225
                                                                           ------------     ------------
      Purchase of treasury stock                                               (3,487)          (3,595)
                                                                           ------------     ------------
      Dividends paid                                                           (9,457)          (9,926)
                                                                           ------------     ------------

   Net cash provided (used) by financing activities                           (27,774)          47,895
                                                                           ------------     ------------

NET INCREASE IN CASH                                                           17,880            5,056
                                                                           ------------     ------------

CASH, BEGINNING OF YEAR                                                         9,961           19,161
                                                                           ------------     ------------

CASH, END OF SECOND QUARTER                                                  $ 27,841         $ 24,217
                                                                           ============     ============

See accompanying Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    ----------------------------------------------------------
                                                       FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                        JUNE 30, 2005 AND 2004
                                                        ----------------------
                                                     (Dollars Stated in Thousands)

                                                                      COMMON                       ACCUMULATED
                                                                       STOCK                          OTHER
                                        COMMON        PREFERRED     SUBSCRIBED,      RETAINED     COMPREHENSIVE
                                         STOCK          STOCK        UNISSUED        EARNINGS     INCOME (LOSS)          TOTAL
                                     ------------    -----------    -----------    ------------ -----------------    ------------

December 31, 2003                      $117,427        $    43       $   45          $306,030        $(35,962)         $387,583
                                                                                                                     ------------

Net Income                                                                             10,234                            10,234

Currency Translation Adjustments                                                                          (48)              (48)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $485)                                                                                                763               763
                                                                                                                     ------------

Comprehensive Income                                                                                                     10,949
                                                                                                                     ------------

Stock Issued                                227                                                                             227

Stock Redeemed                           (3,552)           (43)                                                          (3,595)

Advance Payments                                                         (2)                                                 (2)

Dividends Declared                                                                     (3,457)                           (3,457)
                                     ------------    -----------   ----------      ------------    -------------     ------------

June 30, 2004                          $114,102        $     0       $   43          $312,807        $(35,247)         $391,705
                                     ============    ===========   ==========      ============    =============     ============

                                                                      COMMON                       ACCUMULATED
                                                                       STOCK                          OTHER
                                        COMMON        PREFERRED     SUBSCRIBED,      RETAINED     COMPREHENSIVE
                                         STOCK          STOCK        UNISSUED        EARNINGS     INCOME (LOSS)          TOTAL
                                     ------------    -----------    -----------    ------------ -----------------    ------------

December 31, 2004                      $110,967        $     0       $    0          $308,780        $(27,383)         $392,364
                                                                                                                     ------------

Net Income (Loss)                                                                       5,989                             5,989

Currency Translation Adjustments                                                                         (585)             (585)

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $93)                                                                                                  28                28
                                                                                                                     ------------

Comprehensive Income                                                                                                      5,432
                                                                                                                     ------------

Stock Issued                              3,353                                                                           3,353

Stock Redeemed                           (3,487)                                                                         (3,487)

Advance Payments                                                        340                                                 340

Dividends Declared                                                                     (3,341)                           (3,341)
                                     ------------    -----------   ----------      ------------    -------------     ------------

June 30, 2005                          $110,833        $     0       $  340          $311,428        $(27,940)         $394,661
                                     ============    ===========   ==========      ============    =============     ============

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

Note 2
------

                                                               SIX MONTHS 2005   SIX MONTHS 2004
                                                              ----------------   ----------------
Earnings for Six Months Before Cumulative
  Effect of Change in Accounting Principle                       $   11,623         $   10,234
                                                              ----------------   ----------------

Cumulative Effect of Change in Accounting Principle              $   (5,634)        $      ---
                                                              ----------------   ----------------

Earnings for Six Months                                          $    5,989         $   10,234
                                                              ----------------   ----------------

Dividends on Preferred Stock                                            ---                  1
                                                              ----------------   ----------------

Available for Common Stock                                       $    5,989         $   10,233
                                                              ----------------   ----------------

Average Common Shares Outstanding                                 5,561,552          5,786,312
                                                              ----------------   ----------------

Earnings Per Share Before Cumulative Effect
  of Change in Accounting Principle                              $     2.09          $     1.77
                                                              ----------------   ----------------

Earnings Per Share                                               $     1.08          $     1.77
                                                              ----------------   ----------------

Note 3
------

       At June 30, 2005 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $40,000 and $50,000 at June 30, 2005 and December 31, 2004, respectively.

Note 4
------

     The Company has two lease arrangements with an independent lessor which have provided $73,477 of financing for nine of the Company's zone distribution facilities, one of which was sold in June 2005. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The leasing structures used in these two lease arrangements qualify as silos of a variable interest entity under FASB Interpretation No. 46 (FIN No. 46). As of January 1, 2005, the Company has adopted the provisions of FIN No. 46 and accordingly, as the primary beneficiary, has consolidated these silos in its financial statements. The impact of consolidation increased the Company's property by $64,257, the net book value of the leased property as if the interpretations of FIN No. 46 had been in place from the inception of these leases. Additionally, the Company has increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company has recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, to affect the consolidation. The Company has treated the adoption of FIN No. 46 as a non-cash item in its consolidated statements of cash flows.

     In June 2005 the Company sold one of the zone distribution facilities included in one of the lease arrangements prior to the expiration of the lease term. As a result of the sale, the Company is required to substitute replacement property into the arrangement in accordance with the standard terms of the agreement. A letter of credit in the amount of $6,600 in favor of the lenders to the lessor was originated pending completion of the replacement transaction, which had not been completed as of June 30, 2005. The Company expects to complete the replacement transaction and cancel the letter of credit during the third quarter of 2005.

     As of June 30, 2005, the consolidated silos included in the Company's financial statements have a net property balance of $57,839, long-term debt of $70,906, and a minority interest of $2,572. Under the terms of the lease arrangements, the Company's maximum exposure to loss as a result of its involvement with the two lease arrangements at June 30, 2005, is $62,455, the amount guaranteed by the Company as the residual fair value of the property.

     Had the provisions of FIN No. 46 been applied retrospectively, rather than as the cumulative effect of a change in accounting principle, net income and net income per share on a pro forma basis would be as follows:

                                                          Actual                                Pro forma
                                            ----------------------------------        -----------------------------
                                            June 30, 2005        June 30, 2004        June 30, 2005   June 30, 2004
                                            -------------        -------------        -------------   -------------
         Net income                            $5,989               $10,234              $11,623          $9,612
         Net income per share of
           common stock                        $ 1.08               $  1.77              $  2.09          $ 1.66

Note 5
------

     The Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in accordance with FASB Staff Position (FSP) No. FAS 106-2. The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not currently reflect the accounting impact of the Act since the Company was previously unable to determine whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act. The Company expects to include the accounting impact of the Act in its third quarter 2005 financial statements based on the results of its actuarial equivalency evaluation and changes to its retiree welfare plan.

Note 6
------

     Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2005 and 2004 was $6,926 and $7,920, respectively.

Note 7
------

     During the six months ended June 30, 2005, the Company made contributions totaling $15,000 to its defined benefit pension plan. Additional contributions totaling $15,000 are expected to be paid during the remainder of 2005.

Item 2.             MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
                       (Dollars Stated in Thousands)

OVERVIEW
--------

   Graybar Electric Company, Inc. is engaged internationally in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users.

   Modest sales growth and continued attention to controlling expenses resulted in improved financial results for the first six months of 2005 when compared to the same period of 2004. Income from operations increased 10.3% and income before cumulative effect of change in accounting principle increased 13.6%. Net income for six months 2005 was $5,989 after a $(5,634) charge for the cumulative effect of the change in accounting principle resulting from adoption of FASB Interpretation Number 46 in the first quarter of 2005.

   With an improved economy and enhanced service capabilities resulting from the recent upgrade of its computer systems to an Enterprise Resource Planning system, the Company believes it is positioned to grow profitably and expand its future business opportunities.

   Moderate, profitable sales growth is expected for the remainder of 2005.

RESULTS OF OPERATIONS
---------------------

   The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

      Six Months Ended June 30:                                                              2005          2004
                                                                                             ----          ----
       Net Sales                                                                            100.0%        100.0%
       Cost of Merchandise Sold                                                             (80.5)        (80.0)
                                                                                          ---------     ---------
       Gross Margin                                                                          19.5          20.0
       Selling, General and Administrative Expenses                                         (17.2)        (17.6)
       Depreciation and amortization                                                          (.8)         (1.0)
                                                                                          ---------     ---------
       Income from operations                                                                 1.5           1.4
       Other Income, net                                                                       .1            .1
       Interest Expense                                                                       (.6)          (.6)
                                                                                          ---------     ---------
       Income Before Provision for Income Taxes                                               1.0            .9
       Provision for Income Taxes                                                             (.4)          (.4)
                                                                                          ---------     ---------
       Income Before Cumulative Effect of Change in Accounting Principle                       .6            .5
       Cumulative Effect of Change in Accounting Principle                                    (.3)           --
                                                                                          ---------     ---------
       Net Income                                                                              .3%           .5%
                                                                                          =========     =========

   Net sales in the first six months of 2005 increased $57,195, or 2.9%, to $2,037,413 compared to $1,980,218 in the first six months of 2004. The higher net sales resulted from the combined effect of the increase in electrical market sales experienced by the Company along with a decrease in sales to customers in the communications market. The increase in electrical market sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical market sectors in which the Company operates. The decline in communications market sales was due largely to increased competitive pressures and the lingering effects of the excess of infrastructure and network capacity in the communications market served by the Company. Electrical market sales increased 4.6% and communications market sales decreased 3.6% when comparing the first six months of 2005 to the first six months of 2004.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                     ----------------------------------
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
----------------------

   Gross margin increased $2,369, or .6%, in the first six months of 2005 compared to the first six months of 2004 primarily due to the overall increase in net sales. Gross margin as a percentage of net sales decreased when comparing the first six months of 2005 to the first six months of 2004 due largely to lower margins on copper and steel-based products sold by the Company that were subject to pricing inflation in 2004.

   Selling, general and administrative expenses increased $1,489, or .4%, when comparing the first six months of 2005 to the first six months of 2004 due largely to increases in transportation and other general operating expenses of approximately $5,400. The increase in general operating expenses was largely offset by a reduction in employee compensation and benefit costs of approximately $3,900.

   Depreciation and amortization decreased from $18,607 in the first six months of 2004 to $16,628 in the first six months of 2005 primarily due to lower depreciation expense on capital leases.

   Other income, net includes gains on sale of property of $667 and $0 and accounts receivable interest charges to customers of $1,133 and $1,238 in the first six months of 2005 and the first six months of 2004, respectively.

   Interest expense increased $1,762, or 14.8%, when comparing the first six months of 2005 to the first six months of 2004 primarily due to increased average levels of short-term borrowings required to finance higher levels of accounts receivable and higher interest rates on short-term borrowings.

   The combined effect of the increases in gross margin and other income, together with the decrease in depreciation and amortization and increases in selling, general and administrative expenses and interest expense, resulted in an increase in pretax earnings of $2,355 in the first six months of 2005 compared to the same period in 2004.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

   At June 30, 2005, current assets exceeded current liabilities by $418,947, up $22,358 from December 31, 2004. Trade receivables and merchandise inventory were lower at June 30, 2005 when compared to December 31, 2004. The average number of days of sales in accounts receivable at June 30, 2005 was generally unchanged from the average number of days at December 31, 2004. Average inventory turnover decreased slightly when comparing June 30, 2005 to December 31, 2004.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

FINANCIAL CONDITION AND LIQUIDITY (Continued)
---------------------------------

   At June 30, 2005, the Company had available to it unused lines of credit amounting to $256,437. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2005 through June 30 ranged from a minimum of $25,983 to a maximum of $205,804.

   The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first six months of 2005, cash provided by operations amounted to $47,306 compared to $32,574 cash used by operations in the first six months of 2004. The increase in cash provided by operations was predominantly attributable to the combined change in trade receivables, merchandise inventory and trade accounts payable, which in the aggregate resulted in cash provided of $29,488 in the first six months of 2005 compared to cash used of $79,642 in the first six months of 2004. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $3,693 in the first six months of 2005.

   Capital expenditures for property for the six-month periods ended June 30, 2005 and 2004 were $11,405 and $10,322, respectively. Purchases of treasury stock for the six-month periods ended June 30, 2005 and 2004 were $3,487 and $3,595, respectively. Dividends paid for the six-month periods ended June 30, 2005 and 2004 were $9,457 and $9,926, respectively.

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

Item 4.                     CONTROLS AND PROCEDURES

   An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

Item 5.                   SUBMISSION OF MATTERS TO
                         A VOTE OF SECURITY HOLDERS
                         --------------------------

   The annual meeting of shareholders occurred on June 9, 2005. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulations 14-C were elected. The names of the nominees elected follow; all received 5,291,029 votes, no negative votes were cast.

 1.  R. A. Cole
 2.  D. B. D'Alessandro
 3.  D. E. DeSousa
 4.  T. F. Dowd
 5.  L. R. Giglio
 6.  T. S. Gurganous
 7.  G. D. Hodges
 8.  F. H. Hughes
 9.  K. M. Mazzarella
10.  R. D. Offenbacher
11.  R. A. Reynolds, Jr.
12.  K. B. Sparks

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

              August 12, 2005           GRAYBAR ELECTRIC COMPANY, INC.
         -------------------------
                    (Date)

                                                /S/ R. A. REYNOLDS, JR.
                                        ---------------------------------------
                                                  R. A. REYNOLDS, JR.
                                                     PRESIDENT AND
                                              PRINCIPAL EXECUTIVE OFFICER


                                                /S/ D. B. D'ALESSANDRO
                                        ---------------------------------------
                                                  D. B. D'ALESSANDRO
                                               SENIOR VICE PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER


                                                   /S/ J. H. KIPPER
                                        ---------------------------------------
                                                     J. H. KIPPER
                                                    VICE PRESIDENT
                                                    AND CONTROLLER