Form 10-Q
period 2005-09-30
GRAYBAR ELECTRIC CO INC
filed 2005-11-10
CIK 205402

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

      For the quarterly period ended       September 30, 2005
                                      -----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                       --------------    ----------------


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   NEW YORK                                13 - 0794380
      -------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


          34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                63105
      -------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


        POST OFFICE BOX 7231, ST. LOUIS, MO                     63177
      -------------------------------------------------------------------------
                (Mailing Address)                             (Zip Code)


      Registrant's telephone number, including area code:   (314)  573 - 9200
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


                                YES    X    NO
                                    ------     ---------


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES         NO     X
                                    ------     ---------

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                YES         NO     X
                                    ------     ---------


      Common Stock Outstanding at October 31, 2005:         5,520,530
                                                      --------------------
                                                       (Number of Shares)

Item 1.  Financial Statements                                 PART I
                                                              ------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)



                                                                               SEPTEMBER 30, 2005             DECEMBER 31, 2004
                                                                            --------------------------     -------------------------
CURRENT ASSETS

   Cash and cash equivalents                                                    $          9,084               $          9,961
                                                                            --------------------------     -------------------------
   Trade receivables                                                                     644,384                        624,728
                                                                            --------------------------     -------------------------
   Merchandise inventory                                                                 451,638                        473,212
                                                                            --------------------------     -------------------------
   Other current assets                                                                    9,063                         26,379
                                                                            --------------------------     -------------------------
        Total current assets                                                           1,114,169                      1,134,280
                                                                            --------------------------     -------------------------

PROPERTY

   Land                                                                                   40,144                         29,944
                                                                            --------------------------     -------------------------
   Buildings and permanent fixtures                                                      302,508                        242,579
                                                                            --------------------------     -------------------------
   Furniture and fixtures                                                                176,723                        167,852
                                                                            --------------------------     -------------------------
   Software                                                                               76,906                         76,906
                                                                            --------------------------     -------------------------
   Capital leases                                                                          5,637                         22,936
                                                                            --------------------------     -------------------------
   Less-Accumulated depreciation                                                         268,901                        248,711
                                                                            --------------------------     -------------------------
        Net property                                                                     333,017                        291,506
                                                                            --------------------------     -------------------------


OTHER ASSETS                                                                              27,643                         25,586
                                                                            --------------------------     -------------------------

TOTAL ASSETS                                                                    $      1,474,829               $      1,451,372
                                                                            ==========================     =========================

CURRENT LIABILITIES

   Short-term borrowings                                                        $         99,826               $         67,757
                                                                            --------------------------     -------------------------
   Current portion of long-term debt                                                      32,135                         49,019
                                                                            --------------------------     -------------------------
   Trade accounts payable                                                                443,347                        490,183
                                                                            --------------------------     -------------------------
   Other accrued taxes                                                                    17,617                         10,147
                                                                            --------------------------     -------------------------
   Accrued payroll and benefit costs                                                      31,957                         48,506
                                                                            --------------------------     -------------------------
   Dividends payable                                                                         ---                          6,117
                                                                            --------------------------     -------------------------
   Other payables and accruals                                                            73,447                         65,962
                                                                            --------------------------     -------------------------
        Total current liabilities                                                        698,329                        737,691
                                                                            --------------------------     -------------------------

POSTRETIREMENT BENEFITS LIABILITY                                                         77,779                         77,470
                                                                            --------------------------     -------------------------

PENSION LIABILITY                                                                         37,488                         37,488
                                                                            --------------------------     -------------------------

LONG-TERM DEBT                                                                           254,637                        205,603
                                                                            --------------------------     -------------------------

OTHER NON-CURRENT LIABILITIES                                                              2,572                            756
                                                                            --------------------------     -------------------------

TOTAL LIABILITIES                                                                      1,070,805                      1,059,008
                                                                            --------------------------     -------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                            SEPTEMBER 30, 2005              DECEMBER 31, 2004
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

   Common:
   -------
   Stated value $20 per share
   Authorized 15,000,000 shares

                                                 SHARES
                                                 ------
                                          2005             2004
                                          ----             ----
Issued to voting trustees               5,513,860        5,298,699
                                      -------------    -------------
Issued to shareholders                    279,025          276,641
                                      -------------    -------------
In treasury, at cost                     (261,825)         (26,978)
                                      -------------    -------------
Outstanding                             5,531,060        5,548,362                  110,621                      110,967
                                      -------------    -------------     -------------------------     -------------------------
Advance payments on subscriptions
to common stock
                                                                                        341                          ---
                                                                         -------------------------     -------------------------

Retained earnings                                                                   318,603                      308,780
                                                                         -------------------------     -------------------------

Accumulated other comprehensive income (loss)                                       (25,541)                     (27,383)
                                                                         -------------------------     -------------------------

   TOTAL SHAREHOLDERS' EQUITY                                                       404,024                      392,364
                                                                         -------------------------     -------------------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $      1,474,829              $     1,451,372
                                                                         =========================     =========================




See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                                 QUARTER ENDED
                                                                              SEPTEMBER 30, 2005             SEPTEMBER 30, 2004
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     1,134,570                $     1,076,462
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                               4,219                          3,980
                                                                           --------------------------     --------------------------

NET SALES                                                                          1,130,351                      1,072,482
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             914,814                        872,641
                                                                           --------------------------     --------------------------

   Gross margin                                                                      215,537                        199,841
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         186,341                        177,923
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          9,158                          8,757
                                                                           --------------------------     --------------------------

   Income from operations                                                             20,038                         13,161
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      1,464                            829
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       6,528                          5,766
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                           14,974                          8,224
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             3,099                            497
                                                                           --------------------------     --------------------------
   Deferred                                                                            3,040                          3,131
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                 6,139                          3,628
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $         8,835                $         4,596
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK                                         $          1.60                $           .81
                                                                           ==========================     ==========================

DIVIDENDS
   Common - $.30 per share                                                             1,660                          1,694
                                                                           --------------------------     --------------------------
                                                                             $         1,660                $         1,694
                                                                           ==========================     ==========================



See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)

                                                                                               NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2005             SEPTEMBER 30, 2004
                                                                           --------------------------     --------------------------
GROSS SALES, net of returns and allowances                                   $     3,179,352                $     3,062,422
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                              11,588                          9,722
                                                                           --------------------------     --------------------------

NET SALES                                                                          3,167,764                      3,052,700
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                           2,554,400                      2,457,401
                                                                           --------------------------     --------------------------

   Gross margin                                                                      613,364                        595,299
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         536,907                        527,000
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                         25,786                         27,364
                                                                           --------------------------     --------------------------

   Income from operations                                                             50,671                         40,935
                                                                           --------------------------     --------------------------

OTHER INCOME, net                                                                      4,225                          2,332
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                      20,222                         17,698
                                                                           --------------------------     --------------------------

   Income before provision for income taxes                                           34,674                         25,569
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             3,099                          4,133
                                                                           --------------------------     --------------------------
   Deferred                                                                           11,117                          6,606
                                                                           --------------------------     --------------------------
      Total provision for income taxes                                                14,216                         10,739
                                                                           --------------------------     --------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                   $        20,458                $        14,830
                                                                           --------------------------     --------------------------

   Cumulative effect of change in accounting principle,
     net of $3,587 tax benefit                                               $        (5,634)               $           ---
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $        14,824                $        14,830
                                                                           ==========================     ==========================

INCOME PER SHARE OF COMMON STOCK
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (NOTE 2)                                             $          3.69                $          2.58
                                                                           --------------------------     --------------------------

NET INCOME PER SHARE OF COMMON STOCK (NOTE 2)                                $          2.67                $          2.58
                                                                           ==========================     ==========================

DIVIDENDS
   Preferred - $.25 per share                                                $           ---                $             1
                                                                           --------------------------     --------------------------
   Common - $.90 per share                                                             5,001                          5,150
                                                                           --------------------------     --------------------------
                                                                             $         5,001                $         5,151
                                                                           ==========================     ==========================




See accompanying Notes to Consolidated Financial Statements

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                   (Dollars Stated in Thousands)
                                               (Except for Share and Per Share Data)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2005                           2004
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
   in accounting principle                                                   $         20,458               $         14,830
                                                                           --------------------------     --------------------------

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided (used) by operations:
      Depreciation and amortization                                                    25,786                         27,364
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                            11,117                          6,606
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                         (1,421)                           ---
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                            (19,656)                       (90,598)
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                         21,574                         (5,795)
                                                                           --------------------------     --------------------------
         Other current assets                                                          17,316                            (70)
                                                                           --------------------------     --------------------------
         Other assets                                                                   1,530                          1,591
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                       (46,836)                       (28,649)
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (16,549)                         9,049
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                      2,971                         24,866
                                                                           --------------------------     --------------------------
  Total adjustments to income                                                          (4,168)                       (55,636)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by operations                                              16,290                        (40,806)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                    9,845                             68
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                               (18,995)                       (13,820)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                               (9,150)                       (13,752)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in short-term borrowings                                            32,069                         72,594
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                     (27,691)                       (13,520)
                                                                           --------------------------     --------------------------
      Principal payments under capital leases                                          (1,272)                        (2,065)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                              4,692                            330
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (4,697)                        (4,955)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                  (11,118)                       (11,620)
                                                                           --------------------------     --------------------------

   Net cash (used) provided by financing activities                                    (8,017)                        40,764
                                                                           --------------------------     --------------------------

NET DECREASE IN CASH                                                                     (877)                       (13,794)
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                 9,961                         19,161
                                                                           --------------------------     --------------------------

CASH, END OF THIRD QUARTER                                                   $          9,084               $          5,367
                                                                           ==========================     ==========================

See accompanying Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                                    SEPTEMBER 30, 2005 AND 2004
                                                    ---------------------------
                                                   (Dollars Stated in Thousands)

                                                                     COMMON                        ACCUMULATED
                                                                     STOCK                            OTHER
                                        COMMON      PREFERRED      SUBSCRIBED,     RETAINED       COMPREHENSIVE
                                         STOCK        STOCK         UNISSUED       EARNINGS       INCOME (LOSS)        TOTAL
                                     ------------ ------------- --------------- -------------- ------------------- ---------------
December 31, 2003                      $117,427      $    43      $     45        $ 306,030       $   (35,962)       $ 387,583
                                                                                                                   ---------------

Net Income                                                                           14,830                             14,830

Currency Translation Adjustments                                                                          818              818

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $21)                                                                                                  32               32
                                                                                                                   ---------------

Comprehensive Income                                                                                                    15,680
                                                                                                                   ---------------

Stock Issued                                335                                                                            335

Stock Redeemed                           (4,912)         (43)                                                           (4,955)

Advance Payments                                                        (5)                                                 (5)

Dividends Declared                                                                   (5,151)                            (5,151)
                                     ------------ -------------- -------------- -------------- ------------------- ---------------

September 30, 2004                     $112,850      $     0      $     40        $ 315,709       $   (35,112)       $ 393,487
                                     ============ ============== ============== ============== =================== ===============
                                                                     COMMON                        ACCUMULATED
                                                                     STOCK                            OTHER
                                        COMMON      PREFERRED      SUBSCRIBED,     RETAINED       COMPREHENSIVE
                                         STOCK        STOCK         UNISSUED       EARNINGS       INCOME (LOSS)        TOTAL
                                     ------------ ------------- --------------- -------------- ------------------- ---------------
December 31, 2004                     $ 110,967      $     0      $      0        $ 308,780       $   (27,383)       $ 392,364
                                                                                                                   ---------------

Net Income                                                                           14,824                             14,824

Currency Translation Adjustments                                                                        1,162            1,162

Unrealized Gain/(Loss) from
  Interest Rate Swap (net of tax
  of $342)                                                                                                680              680
                                                                                                                   ---------------

Comprehensive Income                                                                                                    16,666
                                                                                                                   ---------------

Stock Issued                              4,351                                                                          4,351

Stock Redeemed                           (4,697)                                                                        (4,697)

Advance Payments                                                       341                                                 341

Dividends Declared                                                                   (5,001)                            (5,001)
                                     ------------ -------------- -------------- -------------- ------------------- ---------------

September 30, 2005                    $ 110,621      $     0      $    341        $ 318,603       $   (25,541)       $ 404,024
                                     ============ ============== ============== ============== =================== ===============






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

Note 2
------

                                                                  NINE MONTHS 2005            NINE MONTHS 2004
                                                              ------------------------    -------------------------
Earnings for Nine Months Before Cumulative
  Effect of Change in Accounting Principle                      $        20,458             $        14,830
                                                              ------------------------    -------------------------

Cumulative Effect of Change in Accounting Principle             $        (5,634)            $           ---
                                                              ------------------------    -------------------------

Earnings for Nine Months                                        $        14,824             $        14,830
                                                              ------------------------    -------------------------

Dividends on Preferred Stock                                                ---                           1
                                                              ------------------------    -------------------------

Available for Common Stock                                      $        14,824             $        14,829
                                                              ------------------------    -------------------------

Average Common Shares Outstanding                                     5,547,521                   5,747,729
                                                              ------------------------    -------------------------

Earnings Per Share Before Cumulative Effect
  of Change in Accounting Principle                             $          3.69             $          2.58
                                                              ------------------------    -------------------------

Earnings Per Share                                              $          2.67             $          2.58
                                                              ------------------------    -------------------------

Note 3
------

       At September 30, 2005 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation
(GCC), a wholly owned, bankruptcy remote, special purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $80,000 and $50,000 at September 30, 2005 and December 31, 2004, respectively.

Note 4
------

     The Company has two lease arrangements with an independent lessor which provide $73,478 of financing for ten of the Company's distribution facilities. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

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

     In June 2005 the Company sold one of the distribution facilities that had previously been included in one of the lease arrangements prior to the expiration of the lease term. As a result of the sale, the Company substituted a letter of credit in the amount of $6,600 in favor of the lenders to the lessor pending completion of a replacement property transaction. During the third quarter of 2005, the Company substituted two properties in a replacement transaction, granted mortgages on two other properties as additional security, and cancelled the $6,600 letter of credit.

     As of September 30, 2005, the consolidated silos included in the Company's financial statements have a net property balance of $57,862, long-term debt of $70,906, and a minority interest of $2,572. Under the terms of the lease arrangements, the Company's maximum exposure to loss at September 30, 2005, in respect of the properties subject to the two lease arrangements, is $62,455, the amount guaranteed by the Company as the residual fair value of the property.

     Had the provisions of FIN No. 46 been applied retrospectively, rather than as the cumulative effect of a change in accounting principle, net income and net income per share on a pro forma basis would be as follows:

                                                         Actual                                Pro forma
                                          -------------------------------------    -----------------------------------
                                          Sept. 30, 2005         Sept. 30, 2004    Sept. 30, 2005       Sept. 30, 2004
                                          --------------         --------------    --------------       --------------
         Net income                          $ 14,824               $ 14,830         $  20,458             $ 13,912
         Net income per share of
           common stock                      $   2.67               $   2.58         $    3.69             $   2.42

Note 5
------

     The Company has a Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that had previously consisted of an $85,000, 364-day facility that expired in July 2005. Upon expiration, the Company amended the credit agreement to consist of a $100,000, 364-day facility that expires in July 2006. There were no borrowings outstanding under the Credit Agreement at September 30, 2005.

Note 6
------

     The Company has included the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in accordance with FASB Staff Position (FSP) No. FAS 106-2 in its third quarter 2005 financial statements. The prescription drug benefit included in the Company's retiree welfare plan was deemed to be actuarially equivalent to the Medicare prescription drug benefit and eligible for the federal subsidy available to plan sponsors. Eligibility for the federal subsidy has reduced the Company's postretirement benefit obligation by approximately $6.0 million. The Act will also reduce the annual postretirement benefit cost recorded in fiscal year 2005 by $0.4 million. Results for the quarter ending September 30, 2005 include $0.2 million of expense reduction related to the Act.

Note 7
------

     Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2005 and 2004 was $11,234 and $4,731, respectively.

Note 8
------

     During the nine months ended September 30, 2005, the Company made contributions totaling $22,500 to its defined benefit pension plan. Additional contributions totaling $7,500 are expected to be paid during the remainder of 2005.

Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

   The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

OVERVIEW
--------

   Graybar Electric Company, Inc. is engaged internationally in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, and commercial users.

   Modest sales growth and continued attention to controlling expenses resulted in improved financial results for the first nine months of 2005 when compared to the same period of 2004. Income from operations increased 23.8% and income before cumulative effect of change in accounting principle increased 38.0%. Net income for nine months 2005 was $14,824 after a $(5,634) charge for the cumulative effect of the change in accounting principle resulting from adoption of FASB Interpretation Number 46 in the first quarter of 2005.

   With an improved economy and enhanced service capabilities resulting from the recent upgrade of its computer systems to an Enterprise Resource Planning system, the Company believes it is positioned to grow profitably and expand its future business opportunities.

   Moderate, profitable sales growth is expected for the remainder of 2005.

RESULTS OF OPERATIONS
---------------------

   The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

      Nine Months Ended September 30:                                                       2005               2004
                                                                                            ----               ----
       Net Sales                                                                            100.0%             100.0%
       Cost of Merchandise Sold                                                             (80.6)             (80.5)
                                                                                          -----------        -----------
       Gross Margin                                                                          19.4               19.5
       Selling, General and Administrative Expenses                                         (17.0)             (17.3)
       Depreciation and amortization                                                          (.8)               (.9)
                                                                                          -----------        -----------
       Income from operations                                                                 1.6                1.3
       Other Income, net                                                                       .1                 .1
       Interest Expense                                                                       (.6)               (.6)
                                                                                          -----------        -----------
       Income Before Provision for Income Taxes                                               1.1                 .8
       Provision for Income Taxes                                                             (.4)               (.3)
                                                                                          -----------        -----------
       Income Before Cumulative Effect of Change in Accounting Principle                       .7                 .5
       Cumulative Effect of Change in Accounting Principle                                    (.2)                --
                                                                                          -----------        -----------
       Net Income                                                                              .5%                .5%
                                                                                          ===========        ===========

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

RESULTS OF OPERATIONS (Continued)
---------------------

   Net sales in the first nine months of 2005 increased $115,064, or 3.8%, to $3,167,764 compared to $3,052,700 in the first nine months of 2004. The higher net sales resulted from the combined effect of an increase in electrical market sales experienced by the Company, which were partially offset by a decrease in sales to customers in the communications market. The increase in electrical market sales resulted from the generally improved economic conditions that are prevalent on an industry-wide basis in the electrical market sectors in which the Company operates. The decline in communications market sales was due largely to increased competitive pressures and the lingering effects of the excess of infrastructure and network capacity in the communications market served by the Company. Electrical market sales increased 5.5% and communications market sales decreased 1.8% when comparing the first nine months of 2005 to the first nine months of 2004.

   Gross margin increased $18,065, or 3.0%, in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the overall increase in net sales. Gross margin as a percentage of net sales decreased when comparing the first nine months of 2005 to the first nine months of 2004 due largely to lower margins on copper and steel-based products sold by the Company that were subject to pricing inflation in 2004.

   Selling, general and administrative expenses increased $9,907, or 1.9%, when comparing the first nine months of 2005 to the first nine months of 2004 due largely to increases in transportation and other general operating expenses of approximately $7,126 and increased employee compensation and benefit costs of approximately $2,781.

   Depreciation and amortization decreased from $27,364 in the first nine months of 2004 to $25,786 in the first nine months of 2005 primarily due to lower depreciation expense on capital leases.

   Other income, net includes gains on sale of property of $1,421 and $0 and accounts receivable interest charges to customers of $1,311 and $1,584 in the first nine months of 2005 and the first nine months of 2004, respectively.

   Interest expense increased $2,524, or 14.3%, when comparing the first nine months of 2005 to the first nine months of 2004 primarily due to a reclassification of rent to interest expense related to the adoption of FASB Interpretation No. 46 (FIN No. 46), discussed below.

   The combined effect of the increases in gross margin and other income, together with the decrease in depreciation and amortization and increases in selling, general and administrative expenses and interest expense, resulted in an increase in pretax earnings of $9,105 in the first nine months of 2005 compared to the same period in 2004.

   As of January 1, 2005, the Company has adopted the provisions of FIN No. 46, which apply to the leasing structures used in two lease arrangements between the Company and an independent lessor. The leasing structures used in these two lease arrangements qualify as variable interest entities under FIN No. 46 and the Company's interests in the variable interest entities are required to be consolidated in the Company's financial statements beginning in the first quarter of 2005. The Company has recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax benefit of $3,587, in its consolidated financial statements in the first quarter of 2005 as a result of adoption of FIN No. 46.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

   At September 30, 2005, current assets exceeded current liabilities by $415,840, up $19,251 from December 31, 2004. The increase in trade receivables from December 31, 2004 to September 30, 2005 resulted primarily from the increase in sales experienced by the Company. The average number of days of sales in accounts receivable at September 30, 2005 decreased slightly from the average number of days at December 31, 2004. Merchandise inventory levels were lower at September 30, 2005 when compared to December 31, 2004. Average inventory turnover increased slightly when comparing September 30, 2005 to December 31, 2004.

   At September 30, 2005, the Company had available to it unused lines of credit amounting to $236,010. These lines are available to meet short-term cash requirements of the Company. Short-term borrowings outstanding during 2005 through September 30 ranged from a minimum of $25,983 to a maximum of $205,804.

   The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. During the first nine months of 2005, cash provided by operations amounted to $16,290 compared to $40,806 cash used by operations in the first nine months of 2004. Cash provided from the sale of common stock and proceeds received on stock subscriptions amounted to $4,692 in the first nine months of 2005.

   Capital expenditures for property for the nine-month periods ended September 30, 2005 and 2004 were $18,995 and $13,820, respectively. Purchases of treasury stock for the nine-month periods ended September 30, 2005 and 2004 were $4,697 and $4,955, respectively. Dividends paid for the nine-month periods ended September 30, 2005 and 2004 were $11,118 and $11,620, respectively.

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

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------


   An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

                  (b) Reports on Form 8-K.

                      Form 8-K was filed with the Commission on July 14, 2005 reporting a change in the Company's Principal Accounting Officer. Form 8-Ks were also filed on July 26, 2005 and September 30, 2005, each reporting an entry into a Material Definitive Agreement.

                                 SIGNATURES
                                 ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           November 10, 2005                 GRAYBAR ELECTRIC COMPANY, INC.
         --------------------
                 (Date)


                                                    /S/ R. A. REYNOLDS, JR.
                                             -----------------------------------
                                                      R. A. REYNOLDS, JR.
                                                         PRESIDENT AND
                                                 PRINCIPAL EXECUTIVE OFFICER


                                                    /S/ D. B. D'ALESSANDRO
                                             -----------------------------------
                                                     D. B. D'ALESSANDRO
                                                  SENIOR VICE PRESIDENT AND
                                                 PRINCIPAL FINANCIAL OFFICER


                                                    /S/ MARTIN J. BEAGEN
                                             -----------------------------------
                                                     MARTIN J. BEAGEN
                                                      VICE PRESIDENT
                                                      AND CONTROLLER