Form 10-K
period 2005-12-31
GRAYBAR ELECTRIC CO INC
filed 2006-03-23
CIK 205402

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                Yes ( ) No (X)

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes ( ) No (X)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2) of the Exchange Act.                             Yes ( ) No (X)


       The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2005, was approximately $109,456,460. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors and officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 23, 2006 was 5,896,623.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

       (1) Annual Report to Shareholders for the fiscal year ended December 31, 2005 - Part II, Items 5-8.

       (2) Information Statement relating to the 2006 Annual Meeting of Shareholders - Part III, Items 10-14.

                                   PART I
                                   ------

           The following discussion should be read in conjunction with our accompanying audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2005, included in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., "Risk Factors", of this Annual Report on Form 10-K.

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

           The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. The location of the principal executive offices of the Company is 34 North Meramec Avenue, St. Louis, Missouri 63105, and its telephone number is (314) 573-9200.

           The Company's filings with the U.S. Securities and Exchange Commission (the "Commission"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are accessible free of charge at www.graybar.com within the "About Us" page under "SEC Filings."

Suppliers
---------

           The Company acts as a distributor of approximately one million products (stockkeeping units) of more than 4,600 manufacturers. The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party. The relationships between the Company and a number of its principal suppliers go back many years.

           During 2005, the Company purchased approximately 46% of the products it distributes from its top 25 suppliers. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

Products Distributed
--------------------

           The Company stocks more than 125,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical, telecommunications and networking products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, switchgear, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, private branch exchanges (PBX), data products for local area networks or wide area networks, fiber optic products, and cable television (CATV) products. These products are sold to customers such as contractors (both industrial and residential), industrial plants, telephone companies, private and public utilities, and commercial users.

           On December 31, 2005 and 2004, the Company had orders on hand that totaled approximately $445,006,000 and $420,019,000, respectively. The increase from 2004 to 2005 reflects the generally improved economic conditions in the electrical and comm/data markets in which the Company operates. The market for electrical products has been affected by the general increase in new construction projects along with increased spending by commercial and industrial customers. In the comm/data industry, the dramatic decreases in spending that occurred in 2001 and 2002 have been followed by a more stable market environment in 2003, 2004 and 2005. The Company expects that approximately 85% of the orders it had on hand at December 31, 2005 will be filled within the twelve-month period ending December 31, 2006. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation, and the Company has historically allowed such cancellations.

Marketing
---------

           The Company sells its products through a network of distribution facilities located in 13 geographical districts throughout the United States. In each district the Company maintains a main distribution facility and a number of branch distribution facilities, each of which carries an inventory of supply materials and operates as a wholesale distributor for the territory in which it is located. In addition, the Company maintains
10 zone
warehouses containing both standard and specialized inventory products.
The zone warehouses replenish the inventories carried at the main and branch distribution facilities and make shipments directly to customers. The Company has subsidiary operations with distribution facilities located in Puerto Rico, Mexico and Canada.

           The distribution facilities operated by the Company at December 31, 2005 are shown in the following table:

                                          Number of Branch
     Location in Main                     Distribution
     Distribution Facility                Facilities in District             Zone Warehouses
     ---------------------                ----------------------             ---------------
     Boston, MA                                    10                        Austell, GA
     City of Industry, CA                          20                        Charlotte, NC
     Dallas, TX                                    14                        Fresno, CA
     Glendale Heights, IL                          18                        Joliet, IL
     Minneapolis, MN                               16                        Richmond, VA
     New York, NY                                  12                        Springfield, MO
     Norcross, GA                                  20                        Stafford, TX
     Phoenix, AZ                                    9                        Tampa, FL
     Pittsburgh, PA                                19                        Taunton, MA
     Richmond, VA                                  16                        Youngstown, OH
     Seattle, WA                                   11
     St. Louis, MO                                 13
     Tampa, FL                                     18


                                                    Number of
                                                    ---------
                                                    Distribution
                                                    ------------
                                                    Facilities
                                                    ----------

Graybar International, Inc.
---------------------------
  Carolina, Puerto Rico                                 1

Graybar Electric Canada, Ltd.
-----------------------------
  Halifax, Nova Scotia, Canada                         26

Graybar de Mexico, S.de R.L. de C.V.
------------------------------------
  Mexico City, Mexico                                   3

           Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately 59% of the orders were filled from the Company's inventory in 2005 and the remainder were shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of accounts receivable and accounts payable terms with its suppliers. The Company's short-term borrowing facilities are also used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

           The Company distributes its products to more than 165,000 customers, which fall into three principal classes. The following list shows the estimated percentage of the Company's total sales for each of the last three years, attributable to each of these classes:

      CLASS OF CUSTOMERS                                   PERCENTAGE OF SALES
      ------------------                                   -------------------

                                                 2005               2004              2003
                                                 ----               ----              ----

      Electrical Contractors                     45.0%              44.5%             41.5%
      Commercial & Industrial                    22.3               21.5              22.2
      Voice and Data Communications              19.4               21.3              22.6

           At December 31, 2005, the Company employed approximately 3,200 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers and telemarketing, advertising, quotation, counter and clerical personnel.

Competition
-----------

           The Company believes that it is one of the three largest distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest distributors account for only a small portion of the total market. The balance of the market is made up of several thousand independent distributors operating on a local, state-wide or regional basis and manufacturers who sell their products directly to end users.

           While price is an important consideration, the Company believes that it is the service that it is able to offer -- the ability to quickly supply its customers with a broad range of electrical, telecommunications and networking products through conveniently located distribution facilities -- that distinguishes it from most of its competitors, whether they are distributors or manufacturers selling direct. The Company's pricing structure for the products it sells reflects the costs associated with the services that it provides and its prices are generally competitive. However, if a customer is not looking for one supplier to provide a wide range of products and does not require prompt delivery or other services, a competitor that does not provide these benefits may be in a position to offer a lower price.

Foreign Sales
-------------

           Sales by the Company to customers in foreign countries accounted for approximately five percent of consolidated revenues in 2005, 2004 and 2003. Export activities are handled from Company facilities in Texas and California. In addition, subsidiaries of the Company have operations in Canada, Puerto Rico and Mexico. Long-lived assets located outside the United States represented less than one percent of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its limited foreign operations.

Employees
---------

           At December 31, 2005, the Company employed approximately 7,800 persons on a full-time basis. Approximately 145 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 1A.   Risk Factors
--------   ------------

           Our business, financial condition and results are subject to various risks, including those discussed below. The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results.

           WE PURCHASE 100% OF THE PRODUCTS WE SELL TO OUR CUSTOMERS FROM OTHER PARTIES.

           As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our company that we in turn sell to our customers. Nearly half of our purchases are from only 25 manufacturers. A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost revenue and, in some cases, damages for late or non-delivery.

           CONSOLIDATION IN THE ELECTRICAL AND COMM/DATA WHOLESALE DISTRIBUTION INDUSTRIES COULD NEGATIVELY IMPACT THE FINANCIAL PERFORMANCE OF OUR COMPANY.

           Our industry contains several thousand competitors, none with a significant market share. There has been an increasing amount of consolidation in the market over the past several years and a few consolidators have greatly increased their scope of operations in the United States. If a large, well-financed consolidator is able to unify a large number of our existing competitors into a single entity, it could impact our market position and, as a result, our financial performance.

           OUR BUSINESS FLUCTUATES WITH GENERAL ECONOMIC CONDITIONS, PARTICULARLY IN THE RESIDENTIAL, COMMERCIAL AND INDUSTRIAL BUILDING CONSTRUCTION INDUSTRIES.

           Our operating locations are widely distributed geographically across the United States, and to a lesser extent Canada. Customers for both electrical and comm/data products are similarly diverse -- we have over 160,000 customers and our largest customer accounts for less than 4% of our total revenue. While our geographic and customer concentrations are relatively low, our performance is dependent on favorable conditions in both the general economy and the construction industry. Conditions in the construction industry are greatly influenced by the general level of interest rates. Since we derive a substantial portion of our business from electrical construction contractors, revenue could be negatively impacted should interest rates rise or other general economic conditions deteriorate to levels that depress building activity.

           INCREASING COSTS OF CERTAIN EMPLOYEE AND RETIREE BENEFITS COULD ADVERSELY AFFECT OUR RESULTS.

           Our earnings and cash flow may be impacted by the amount of income or expense we record and pay for employee benefit plans. This is particularly true of our defined benefit pension and our postretirement welfare plans. The cost of the pension plan is dependent on actual plan asset returns and the factors used to determine the value and current costs of plan benefit obligations.

           Medical and postretirement welfare plan expense levels are dependent on the rate of increase in medical costs, which have typically grown at a rate exceeding the general rate of inflation. Continued medical cost inflation in excess of the general inflation rate increases the risk that we will not be able to mitigate the rising costs of medical benefits. Increases in the costs of pension and medical benefits could have an adverse effect on our financial results of operations.

           WE ARE SUBJECT TO LEGAL PROCEEDINGS AND OTHER CLAIMS.

           We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings and claims relating to public and private sector transactions, product liability, contract performance, and employment matters. On the basis of information currently available to us, we do not believe that existing proceedings and claims will have a material impact on our financial position or results. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results in a particular period.

           More specifically, with respect to asbestos litigation, as of December 31, 2005, approximately 2,800 individual cases and 160 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use or exposure to products sold by us. Additional claims will likely be filed against us in the future. Our insurance carriers have historically borne all costs and liability with respect to this litigation and are continuing to do so. Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers. Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants. Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

           OUR FINANCING ARRANGEMENTS AND LOAN AGREEMENTS CONTAIN FINANCIAL COVENANTS AND CERTAIN OTHER RESTRICTIONS ON OUR ACTIVITIES AND THOSE OF OUR SUBSIDIARIES.

           Our senior unsecured notes, revolving credit facility, and asset-backed commercial paper credit arrangement impose contractual limits on our ability and the ability of most of our subsidiaries to take certain actions. In addition, we are required to maintain acceptable ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants. Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities. While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

Item 2.    Properties
-------    ----------

           As of December 31, 2005, the Company has 10 zone warehouses, ranging in size from approximately 140,000 to 300,000 square feet. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the leveraged lease arrangements with an independent lessor that have been used to fund the acquisition and, in some cases, construction, of six of the zone warehouses. Of the remaining four zone warehouses, one is owned and the rest are leased, with the remaining lease terms ranging from approximately 3 to 6 years.

           At December 31, 2005, the Company operated in 13 geographical districts in the United States, each of which maintains a main distribution facility (ranging from approximately 50,000 to 170,000 square feet) that consists primarily of warehouse space. A small portion of the space in each of the main distribution facilities is used for offices. The Company owns 12 of the main distribution facilities and leases one. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from 9 to 20 and totals 196 for all districts. The branch facilities range in size from approximately 4,000 square feet to 130,000 square feet, with the average being approximately 29,000 square feet. The Company owns 108 of the branch facilities and leases 88. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

           As of December 31, 2005, the Company has a 22,000 square foot leased facility in Puerto Rico and three leased facilities in Mexico ranging in size from approximately 1,300 to 13,000 square feet. The Company has 26 distribution facilities in Canada, of which 9 are owned and 17 are leased. These range in size from approximately 5,000 to 40,000 square feet.

           The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

           As of December 31, 2005, the Company had granted mortgages or other security interests on fifteen buildings securing approximately $60.6 million in debt. Ten of the fifteen facilities are subject to security interests totaling $56.7 million under two lease arrangements with an independent lessor. Another four of the fifteen facilities are subject to first mortgages securing variable rate notes, of which $0.5 million in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 5.87% note, of which $3.3 million in principal remains outstanding.

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

Executive Officers of the Registrant
------------------------------------

           Certain information with respect to the executive officers of the Company is set forth in Item 10 of this Annual Report on Form 10-K.

                                   PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
-------    --------------------------------------------------------------
Matters and Issuer Purchases of Equity Securities
-------------------------------------------------

           The Company is 100% owned by its active and retired employees, and there is no public trading market for its Common Stock. Since 1928, substantially all of the issued and outstanding shares of Common Stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2005, approximately 95% of the Common Stock was held in a Voting Trust that expires by its terms on March 31, 2007. The participation of shareholders in a voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in a newly formed voting trust hold their Common Stock as the shareholders of record.

           No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which the shares were issued. The Company also has the option to purchase at the issue price the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past all shares issued by the Company have been issued at $20 per share, and the Company has always exercised its repurchase option, and expects to continue to do so. In the months of October, November and December 2005, the Company purchased 10,530, 21,825 and 22,992 shares, respectively, at the issue price of $20 per share.

           The information as to number of holders of Common Stock and frequency and amount of dividends, required to be included pursuant to this
Item 5, is included under the captions "Capital Stock Data" and "Dividend Data" on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Annual Report") furnished to the Commission pursuant to Rule 14c-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is incorporated herein by reference.

Item 6.    Selected Financial Data
-------    -----------------------

           The selected financial data for the Company as of December 31, 2005 and for the five years then ended required to be included pursuant to this Item 6, is included under the caption "Selected Consolidated Financial Data" on page 13 of the 2005 Annual Report and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
Results of Operations
---------------------

           Management's discussion and analysis required to be included pursuant to this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the 2005 Annual Report and is incorporated herein by reference.

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

           Based on the amount ($85 million) of variable rate debt outstanding at December 31, 2005, a one-percent (1%) increase in interest rates would increase the Company's interest expense by $0.85 million per annum.

           The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                                      Fair
                                                                                                                     Market
                                                                                              There-                  Value
                                   2006        2007       2008         2009       2010        after       Total     12/31/05
                                   ----        ----       ----         ----       ----        ------      -----      --------
Long-term debt principal
 payments by expected maturity
 dates, including current
 portion -
  Fixed-rate debt(A)              31,749      31,756     31,765       31,775     34,350       47,039     208,434     205,045
  Average interest rate             7.15%       7.15%      7.15%        7.15%      7.05%        6.93%

  Variable-rate debt(A), (B)         384          89     27,748       29,005         --           --      57,226      55,766
  Average interest rate             5.45%       6.19%      6.75%        7.06%        --           --

  Short-term variable-
   rate borrowings (A)            55,910                                                                  55,910      55,910
  Average interest rate             4.87%

           (A) Dollars stated in thousands

           (B) Includes $27.7 million of variable rate debt swapped to a fixed rate of interest of 6.92%.

           The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

           In September 2000, the Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement. The agreement, which expires in July 2013, is based on a notional amount of $28.7 million. The agreement calls for an exchange of interest payments, with the Company being paid a London Interbank Offered Rate (LIBOR) floating rate and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2005 was $(4.0) million. The negative value of this agreement reflects the low level of interest rates generally.

           Foreign Exchange Rate Risk
           --------------------------

           The Company conducts business in Canada and Mexico. Exposure to foreign currency exchange rate fluctuations is not material.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

           The financial statements and Report of Independent Registered Public Accounting Firm required by this Item 8 are listed in Item 15(a)(1) of this Annual Report on Form 10-K under the caption "Index to Financial Statements." Such financial statements specifically referenced from the 2005 Annual Report in such list are incorporated herein by reference.

           Selected quarterly financial data for the years ended December 31, 2005 and 2004 required by Item 302(a) is included in Note 10 - "Quarterly Financial Information (Unaudited)" to the consolidated financial statements on page 28 of the 2005 Annual Report and is incorporated herein by reference.

           There is no other supplementary financial information required by this item that is applicable to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     ---------------------------------------------------------------
Financial Disclosure
--------------------

           None.

Item 9A.   Controls and Procedures
--------   -----------------------

           An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Item 9B.   Other Information
--------   -----------------

           Not applicable.

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" and "Directors --Committees" in the Company's Information Statement relating to the 2006 Annual Meeting (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

           The following directors are also executive officers of the
Company: D. B. D'Alessandro, D. E. DeSousa, T. F. Dowd, L. R. Giglio, K. M. Mazzarella, R. D. Offenbacher and R. A. Reynolds, Jr. Information regarding the other executive officers appears below.

Name              Age     Business experience last five years
----              ---     -----------------------------------

M. J. Beagen       49     Employed by Company in 1980; Assistant Treasurer
                          2000 to 2005; Vice President and Controller 2005 to present.

J.  N. Reed        49     Employed by Company in 1980; Vice President and
                          Treasurer 2000 to present.

           The information with respect to audit committee financial experts required to be included pursuant to this Item 10 will be included under the caption "Directors -- Committees" in the Company's Information Statement and is incorporated herein by reference.

           The Company has adopted a code of ethics that applies specifically to the principal executive officer, principal financial officer and principal accounting officer ("Covered Officers"). This code of ethics is appended to the Company's business conduct guidelines for all employees. The business conduct guidelines and specific code for Covered Officers may be accessed at the "About Us" page under "Code of Ethics" at the Company's website at www.graybar.com and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

Item 11.   Executive Compensation
--------   ----------------------

           The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------    --------------------------------------------------------------
and Related Stockholder Matters
-------------------------------

           The information with respect to the security ownership of beneficial owners of more than 5% of the Common Stock and of directors and executive officers of the Company required to be included pursuant to this
Item 12, will be included under the captions "Beneficial Ownership of More Than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the Information Statement and is incorporated herein by reference.

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

Item 14.   Principal Accounting Fees and Services
-------    --------------------------------------

           The information with respect to principal accounting fees and services required to be included pursuant to this Item 14 will be included under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's Information Statement and is incorporated herein by reference.

                                   PART IV
                                   -------

Item 15.   Exhibits, Financial Statement Schedules
-------    ---------------------------------------

           (a)    Documents filed as part of this report:
                  --------------------------------------

                  The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in the 2005 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                  1.  Index to Financial Statements
                      -----------------------------

                      (i) Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 2005 (page 18).

                      (ii) Consolidated Balance Sheets, as of December 31, 2005 and 2004 (page 19).

                      (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005 (page
                             20).

                      (iv)   Consolidated Statements of Changes in
                             Shareholders' Equity for each of the three years ended December 31, 2005 (page 21).

                      (v) Notes to Consolidated Financial Statements (pages 22 to 28).

                      (vi) Report of Independent Registered Public Accounting Firm (page 29).

                  2.  Index to Financial Schedule
                      ---------------------------

                  The following schedule to the financial statements for
            each of the three years ended December 31, 2005 is included on the indicated page in this Annual Report on Form 10-K:

                      (i) Schedule II. Valuation and Qualifying Accounts (page 22).

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

                            (v)    Receivables Purchase Agreement, dated
                                   June 30, 2000, among Graybar Commerce
                                   Corporation, as Seller, Graybar Electric
                                   Company, Inc., as Servicer, Falcon Asset
                                   Securitization Corporation and Bank One,
                                   NA, as Agent, and other financial
                                   institutions named therein; Amendments to
                                   Receivables Purchase Agreement dated
                                   January 1, 2001, June 22, 2001, August
                                   29, 2001, October 26, 2001, December 31,
                                   2001, October 23, 2002, and December 23,
                                   2002, filed as Exhibit 10.2 to the
                                   Company's Quarterly Report on Form 10-Q
                                   for the period ended June 30, 2003
                                   (Commission File No. 0-255) and
                                   incorporated herein by reference;
                                   Amendment to Receivables Purchase
                                   Agreement dated October 22, 2003, filed
                                   as Exhibit 10(v) of the Company's
                                   Registration Statement on Form S-2
                                   (Registration No. 333-118575) and
                                   incorporated herein by reference;
                                   Amendment to Receivables Purchase
                                   Agreement, dated September 26, 2005,
                                   filed as Exhibit 10(v) to the Company's
                                   Annual Report on Form 10-K for the year
                                   ended December 31, 2005.

                            (vi) 364-Day Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National
                                   Association, as Agent, and other banks
                                   named therein; filed as Exhibit 10(vi) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to 364-Day Credit Agreement, dated July 21, 2005, filed as Exhibit
                                   (vii) of the Company's Registration
                                   Statement on Form S-2 (Registration No.
                                   333-127929) and incorporated herein by
                                   reference.

*Compensation arrangement

                  (13) Annual Report to Shareholders for 2005 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

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

                                 SIGNATURES
                                 ----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of March, 2006.

                                GRAYBAR ELECTRIC COMPANY, INC.

                                By          /S/ R. A. REYNOLDS, JR.
                                  -------------------------------------------
                                  (R. A. Reynolds, Jr., Chairman of the Board
                                                and President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 23, 2006.


/S/ R. A. REYNOLDS, JR.                         Director, Chairman of
----------------------------                    the Board and President
(R. A. Reynolds, Jr.)                           (Principal Executive Officer)


/S/ D. B. D'ALESSANDRO                          Director
----------------------------                    (Principal Financial Officer)
(D. B. D'Alessandro)


/S/ R. A. COLE                                  Director
----------------------------
(R. A. Cole)


/S/ D. E, DeSOUSA                               Director
----------------------------
(D. E. DeSousa)


/S/ T. F. DOWD                                  Director
----------------------------
(T. F. Dowd)


/S/ L. R. GIGLIO                                Director
----------------------------
L. R. Giglio)


/S/ T. S. GURGANOUS                             Director
----------------------------
(T. S. Gurganous)


/S/ G. D. HODGES                                Director
----------------------------
(G. D. Hodges)


/S/ F. H. HUGHES                                Director
----------------------------
(F. H. Hughes)

/S/ K. M. MAZZARELLA                            Director
----------------------------
(K. M. Mazzarella)


/S/ R. D. OFFENBACHER                           Director
----------------------------
(R. D. Offenbacher)


/S/ K. B. SPARKS                                Director
----------------------------
(K. B. Sparks)


/S/ M. J. BEAGEN                                Vice President and Controller
----------------------------                    (Principal Accounting Officer)
(M. J. Beagen)

                                       GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                       -----------------------------------------------

                                        SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                        ---------------------------------------------

                Column A                                Column B          Column C           Column D             Column E
                --------                                --------          --------           --------             --------


                                                        Balance at        Additions                               Balance
                                                        Beginning         Charged to                              at End
                                                        of Period         Income             Deductions           of Period
                                                        ---------         ------             ----------           ---------
               Description
               -----------
FOR THE YEAR ENDED DECEMBER 31, 2005:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                     $7,323,000        $ 5,956,000        $ 6,777,000 (1)      $ 6,502,000
    Allowance for cash discounts                           981,000         16,187,000         16,144,000 (2)        1,024,000
    Reserve for Excess and Obsolete Inventory            1,600,000          3,139,000          1,079,000            3,660,000
                                                        ----------        -----------        -----------          -----------

                  Total                                 $9,904,000        $25,282,000        $24,000,000          $11,186,000
                                                        ==========        ===========        ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 2004:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                     $6,465,000        $ 6,240,000        $ 5,382,000 (1)      $ 7,323,000
    Allowance for cash discounts                           734,000         14,156,000         13,909,000 (2)          981,000
    Reserve for Excess and Obsolete Inventory            2,100,000          3,392,000          3,892,000            1,600,000
                                                        ----------        -----------        -----------          -----------

                  Total                                 $9,299,000        $23,788,000        $23,183,000          $ 9,904,000
                                                        ==========        ===========        ===========          ===========

FOR THE YEAR ENDED DECEMBER 31, 2003:
  Reserve deducted from assets to
    which it applies-
    Allowance for doubtful accounts                     $5,619,000        $ 7,352,000        $ 6,506,000 (1)      $ 6,465,000
    Allowance for cash discounts                           688,000         10,866,000         10,820,000 (2)          734,000
    Reserve for Excess and Obsolete Inventory                    0          2,100,000                  0            2,100,000
                                                        ----------        -----------        -----------          -----------

                  Total                                 $6,307,000        $20,318,000        $17,326,000          $ 9,299,000
                                                        ==========        ===========        ===========          ===========

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

          (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001,
          October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

          (vi) 364-Day, Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein; filed as Exhibit 10(vi) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to 364-Day Credit Agreement, dated July 21, 2005, filed as Exhibit
          (vii) of the Company's Registration Statement on Form S-2 (Registration No. 333-127929) and incorporated herein by reference.

*Compensation arrangement

(13) Annual Report to Shareholders for 2005 (except for those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, this exhibit is furnished for the information of the Commission and is not deemed to be filed as part of this Annual Report on Form 10-K)

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