Form 10-Q
period 2006-03-31
GRAYBAR ELECTRIC CO INC
filed 2006-05-11
CIK 205402

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

      For the quarterly period ended          March 31, 2006
                                       ---------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ------------------


                       GRAYBAR ELECTRIC COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 NEW YORK                                  13 - 0794380
      --------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                  63105
      --------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


       POST OFFICE BOX 7231, ST. LOUIS, MO                      63177
      --------------------------------------------------------------------------
              (Mailing Address)                              (Zip Code)


      Registrant's telephone number, including area code:  (314)  573 - 9200
                                                         --------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                   YES    X    NO
                                       -------    -------

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


      Large Accelerated Filer ( )   Accelerated Filer ( )
      Non-Accelerated Filer (X)


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                   YES         NO    X
                                       -------    -------


      Common Stock Outstanding at April 30, 2006:           5,856,691
                                                      ----------------------
                                                        (Number of Shares)

                                                               PART I
                                                               ------

Item 1.  Financial Statements

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                -------------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)



                                                                                 MARCH 31, 2006               DECEMBER 31, 2005
                                                                            --------------------------     -------------------------
ASSETS

   CURRENT ASSETS
    Cash and cash equivalents                                                   $         14,093               $          9,074
                                                                            --------------------------     -------------------------
    Trade receivables                                                                    635,871                        633,980
                                                                            --------------------------     -------------------------
    Merchandise inventory                                                                427,319                        428,127
                                                                            --------------------------     -------------------------
    Other current assets                                                                  12,617                         15,587
                                                                            --------------------------     -------------------------
      Total Current Assets                                                             1,089,900                      1,086,768
                                                                            --------------------------     -------------------------

   PROPERTY
    Land                                                                                  38,330                         37,958
                                                                            --------------------------     -------------------------
    Buildings                                                                            299,491                        301,474
                                                                            --------------------------     -------------------------
    Furniture and fixtures                                                               159,217                        157,470
                                                                            --------------------------     -------------------------
    Software                                                                              76,906                         76,906
                                                                            --------------------------     -------------------------
    Capital leases                                                                         3,741                          3,741
                                                                            --------------------------     -------------------------
    Less-Accumulated depreciation and amortization                                      (261,018)                      (257,700)
                                                                            --------------------------     -------------------------
      Net property                                                                       316,667                        319,849
                                                                            --------------------------     -------------------------

   OTHER NON-CURRENT ASSETS                                                               36,530                         36,770
                                                                            --------------------------     -------------------------

      TOTAL ASSETS                                                              $      1,443,097               $      1,443,387
                                                                            ==========================     =========================

LIABILITIES

   CURRENT LIABILITIES
    Short-term borrowings                                                       $         60,595               $         55,910
                                                                            --------------------------     -------------------------
    Current portion of long-term debt                                                     32,131                         32,133
                                                                            --------------------------     -------------------------
    Trade accounts payable                                                               461,062                        460,548
                                                                            --------------------------     -------------------------
    Accrued payroll and benefit costs                                                     19,385                         50,542
                                                                            --------------------------     -------------------------
    Other accrued taxes                                                                   21,480                         12,715
                                                                            --------------------------     -------------------------
    Dividends payable                                                                        ---                          6,139
                                                                            --------------------------     -------------------------
    Other payables and accruals                                                           81,253                         69,892
                                                                            --------------------------     -------------------------
      Total Current Liabilities                                                          675,906                        687,879
                                                                            --------------------------     -------------------------

    POSTRETIREMENT BENEFITS LIABILITY                                                     77,524                         77,524
                                                                            --------------------------     -------------------------

    PENSION LIABILITY                                                                     60,081                         60,081
                                                                            --------------------------     -------------------------

    LONG-TERM DEBT                                                                       233,457                        233,527
                                                                            --------------------------     -------------------------

    OTHER NON-CURRENT LIABILITIES                                                          2,969                          2,941
                                                                            --------------------------     -------------------------

      TOTAL LIABILITIES                                                                1,049,937                      1,061,952
                                                                            --------------------------     -------------------------

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                -------------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)


                                                                                         MARCH 31, 2006           DECEMBER 31, 2005
                                                                                       --------------------    ---------------------
SHAREHOLDERS' EQUITY

   CAPITAL STOCK

    Common:
    Stated value $20 per share
    Authorized 15,000,000 shares

                                                       SHARES
                                                       ------
                                      March 31, 2006          December 31, 2005
                                     ------------------     -----------------------
    Authorized                               15,000,000                 15,000,000
                                     ------------------     -----------------------
    Issued to voting trustees                 5,694,730                  5,505,983
                                     ------------------     -----------------------
    Issued to shareholders                      279,762                    309,412
                                     ------------------     -----------------------
    In treasury, at cost                        (81,966)                   (22,992)
                                     ------------------     -----------------------
    Outstanding                               5,892,526                  5,792,403                117,851                115,848
                                     ------------------     -----------------------    --------------------    ---------------------
    Advance payments on
    subscriptions to common stock                                                                     515                    ---
                                                                                       --------------------    ---------------------

   RETAINED EARNINGS                                                                              317,554                308,935
                                                                                       --------------------    ---------------------

   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                                  (42,760)               (43,348)
                                                                                       --------------------    ---------------------

      TOTAL SHAREHOLDERS' EQUITY                                                                  393,160                381,435
                                                                                       --------------------    ---------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $      1,443,097        $     1,443,387
                                                                                       ====================    =====================







See accompanying Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             -------------------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)


                                                                                                 QUARTER ENDED
                                                                                MARCH 31, 2006                 MARCH 31, 2005
                                                                           --------------------------     --------------------------
SALES, NET OF RETURNS AND ALLOWANCES                                         $     1,125,273                $       967,336
                                                                           --------------------------     --------------------------
   Less - Cash discounts                                                              (4,062)                        (3,397)
                                                                           --------------------------     --------------------------

     Net Sales                                                                     1,121,211                        963,939
                                                                           --------------------------     --------------------------

COST OF MERCHANDISE SOLD                                                             898,447                        772,950
                                                                           --------------------------     --------------------------

     Gross Margin                                                                    222,764                        190,989
                                                                           --------------------------     --------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         197,782                        170,607
                                                                           --------------------------     --------------------------

DEPRECIATION AND AMORTIZATION                                                          7,972                          8,627
                                                                           --------------------------     --------------------------

     Income from Operations                                                           17,010                         11,755
                                                                           --------------------------     --------------------------

OTHER INCOME, NET                                                                      6,801                          1,340
                                                                           --------------------------     --------------------------

INTEREST EXPENSE                                                                       6,174                          6,815
                                                                           --------------------------     --------------------------

     Income Before Provision for Income Taxes                                         17,637                          6,280
                                                                           --------------------------     --------------------------

PROVISION FOR INCOME TAXES
   Current                                                                             8,027                            905
                                                                           --------------------------     --------------------------
   Deferred                                                                             (778)                         1,714
                                                                           --------------------------     --------------------------
      Total Provision for Income Taxes                                                 7,249                          2,619
                                                                           --------------------------     --------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                  $        10,388                $         3,661
                                                                           --------------------------     --------------------------

     Cumulative effect of change in accounting principle,
     net of $3,587 tax effect                                                $           ---                $        (5,634)
                                                                           --------------------------     --------------------------

NET INCOME (LOSS)                                                            $        10,388                $        (1,973)
                                                                           ==========================     ==========================

INCOME PER SHARE OF COMMON STOCK
    BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE (NOTE 3)                                            $         1.77                 $          .63
                                                                           --------------------------     --------------------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (NOTE 3)                         $         1.77                 $         (.34)
                                                                           ==========================     ==========================

DIVIDENDS
   Common - $.30 per share                                                             1,769                          1,676
                                                                           --------------------------     --------------------------
                                                                             $         1,769                $         1,676
                                                                           ==========================     ==========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -----------------------------------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     2006                           2005
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
   in accounting principle                                                   $         10,388               $          3,661
                                                                           --------------------------     --------------------------

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided by operations:
      Depreciation and amortization                                                     7,972                          8,627
                                                                           --------------------------     --------------------------
      Deferred income taxes                                                              (778)                         1,714
                                                                           --------------------------     --------------------------
      Gain on sale of property                                                         (7,212)                           ---
                                                                           --------------------------     --------------------------
      Loss on impairment of property                                                    1,336                            ---
                                                                           --------------------------     --------------------------
      Changes in assets and liabilities:
         Trade receivables                                                             (1,891)                        31,623
                                                                           --------------------------     --------------------------
         Merchandise inventory                                                            808                        (11,096)
                                                                           --------------------------     --------------------------
         Other current assets                                                           2,970                          1,585
                                                                           --------------------------     --------------------------
         Other assets                                                                     240                          1,334
                                                                           --------------------------     --------------------------
         Trade accounts payable                                                           514                         81,111
                                                                           --------------------------     --------------------------
         Accrued payroll and benefit costs                                            (31,157)                       (22,132)
                                                                           --------------------------     --------------------------
         Other accrued liabilities                                                     22,274                         (3,093)
                                                                           --------------------------     --------------------------
  Total adjustments to income                                                          (4,924)                        89,673
                                                                           --------------------------     --------------------------

   Net cash provided by operations                                                      5,464                         93,334
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                    8,277                            237
                                                                           --------------------------     --------------------------
      Capital expenditures for property                                                (7,945)                        (5,910)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by investing activities                                       332                         (5,673)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings                                  4,685                        (41,774)
                                                                           --------------------------     --------------------------
      Repayment of long-term debt                                                         (72)                          (183)
                                                                           --------------------------     --------------------------
      Principal payments under capital leases                                             ---                         (1,272)
                                                                           --------------------------     --------------------------
      Sale of common stock                                                              3,697                          2,651
                                                                           --------------------------     --------------------------
      Purchase of treasury stock                                                       (1,179)                        (1,872)
                                                                           --------------------------     --------------------------
      Dividends paid                                                                   (7,908)                        (7,792)
                                                                           --------------------------     --------------------------

   Net cash used by financing activities                                                 (777)                       (50,242)
                                                                           --------------------------     --------------------------

NET INCREASE IN CASH                                                                    5,019                         37,419
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                 9,074                          9,961
                                                                           --------------------------     --------------------------

CASH, END OF FIRST QUARTER                                                   $         14,093               $         47,380
                                                                           ==========================     ==========================

See accompanying Notes to Condensed Consolidated Financial Statements.

                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                --------------------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                       ----------------------
                                                       MARCH 31, 2006 AND 2005
                                                       -----------------------
                                                    (Dollars Stated in Thousands)
                                                (Except for Share and Per Share Data)

                                                           COMMON                           ACCUMULATED
                                                           STOCK                               OTHER
                                          COMMON        SUBSCRIBED,        RETAINED        COMPREHENSIVE
                                           STOCK          UNISSUED         EARNINGS        INCOME (LOSS)          TOTAL
                                       -------------- ----------------- --------------- --------------------- ---------------
December 31, 2004                        $110,967        $      0         $ 308,780        $   (27,383)         $ 392,364
                                                                                                              ---------------

Net income (loss)                                                            (1,973)                               (1,973)

Currency translation adjustments                                                                  (186)              (186)

Unrealized gain/(loss) from
  interest rate swap (net of tax
  of $398)                                                                                         665                665
                                                                                                              ---------------

Comprehensive income                                                                                               (1,494)
                                                                                                              ---------------

Stock issued                                2,478                                                                   2,478

Stock redeemed                             (1,872)                                                                 (1,872)

Advance payments                                              173                                                     173

Dividends declared                                                           (1,676)                               (1,676)
                                       -------------- ----------------- ------------------------------------- ---------------

March 31, 2005                           $111,573        $    173         $ 305,131        $   (26,904)         $ 389,973
                                       ============== ================= ===================================== ===============

                                                           COMMON                           ACCUMULATED
                                                           STOCK                               OTHER
                                          COMMON        SUBSCRIBED,        RETAINED        COMPREHENSIVE
                                           STOCK          UNISSUED         EARNINGS        INCOME (LOSS)          TOTAL
                                       -------------- ----------------- --------------- --------------------- ---------------


December 31, 2005                       $ 115,848        $      0         $ 308,935        $   (43,348)         $ 381,435
                                                                                                              ---------------

Net income                                                                   10,388                                10,388

Currency translation adjustments                                                                    14                 14

Unrealized gain/(loss) from
  interest rate swap (net of tax
  of $365)                                                                                         574                574
                                                                                                              ---------------

Comprehensive income                                                                                               10,976
                                                                                                              ---------------

Stock issued                                3,182                                                                   3,182

Stock redeemed                             (1,179)                                                                 (1,179)

Advance payments                                              515                                                     515

Dividends declared                                                           (1,769)                               (1,769)
                                       -------------- ----------------- ------------------------------------- ---------------

March 31, 2006                          $ 117,851        $    515         $ 317,554        $   (42,760)         $ 393,160
                                       ============== ================= ===================================== ===============


See accompanying Notes to Condensed Consolidated Financial Statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER INFORMATION
                        ----------------------------
                        (Dollars Stated in Thousands)
                    (Except for Share and Per Share Data)

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

    In the opinion of the Company, the quarterly report includes all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments and annual independent audit. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2
------

    At March 31, 2006 the Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $20,000 at both March 31, 2006 and December 31, 2005.


Note 3
------

    The Company has two lease arrangements with an independent lessor which provided $58,777 of financing for eight of the Company's distribution facilities as of March 31, 2006. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

    The financing structures used in these two lease arrangements qualify as silos of a variable interest entity under FASB Interpretation No. 46 (FIN
46). On January 1, 2005, the Company adopted the provisions of FIN 46 and in accordance therewith, as the primary beneficiary, consolidated these silos in its financial statements as if the interpretations of FIN 46 had been in place from the inception of these leases. The impact of consolidation increased the Company's property by $64,257, the net book value of the distribution facilities then financed under the two leases. Additionally, the Company increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company also recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587 during the first quarter of 2005 to affect the consolidation. The Company has treated the adoption of FIN 46 as a non-cash item in its consolidated statements of cash flows.

                                                                              THREE MONTHS 2006           THREE MONTHS 2005
                                                                           ------------------------    ------------------------
              Earnings for Three Months Before Cumulative
                Effect of Change in Accounting Principle                     $        10,388             $         3,661
                                                                           ------------------------    ------------------------

              Cumulative Effect of Change in Accounting Principle            $           ---             $        (5,634)
                                                                           ------------------------    ------------------------

              Earnings (Loss) for Three Months                               $        10,388             $        (1,973)
                                                                           ------------------------    ------------------------

              Available for Common Stock                                     $        10,388             $        (1,973)
                                                                           ------------------------    ------------------------

              Average Common Shares Outstanding                                    5,866,306                   5,853,490*
                                                                           ------------------------    ------------------------

              Earnings Per Share Before Cumulative Effect
                of Change in Accounting Principle                            $          1.77             $           .63*
                                                                           ------------------------    ------------------------

              Earnings (Loss) Per Share                                      $          1.77             $          (.34)*
                                                                           ------------------------    ------------------------

         *Adjusted for the declaration of a 5% stock dividend in 2005. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,574,752.



As a result of the disposition and substitution of properties subject to the lease arrangements in 2005, the consolidated silos included in the Company's financial statements have a net property balance of $43,422, long-term debt of $56,720, and a minority interest of $2,057 at March 31, 2006. Under the terms of the lease arrangements, the Company's maximum exposure to loss at March 31, 2006, in respect of the properties subject to the two lease agreements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.



Note 4
------

     During the first quarter of 2006, the Company entered into an agreement to sell certain real property at a sale price of $1,950. The book value of the property on the date the sale agreement was executed was approximately $3,100. It is expected that the sale transaction will close during the second quarter of 2006 and the Company estimates that it will incur additional costs of approximately $185 to sell the property.

     The Company has determined that the sale of this real property meets the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in FASB Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets", and, in accordance therewith, has recorded an impairment loss of $(1,336) to account for the expected loss on the sale. The impairment loss is included in other income, net in the Consolidated Statements of Income for the quarter ended March 31, 2006.

     Gains on the sale of real property totaling $7,212 are also included in other income, net in the quarter ending March 31, 2006.

Note 5
------

     During the three months ended March 31, 2006, the Company made contributions totaling $7,500 to its defined benefit pension plan. Additional contributions totaling $22,500 are expected to be paid during the remainder of 2006.

Item 2.              MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                        (Dollars Stated in Thousands)

       The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of certain factors, a number of which are outlined in Item 1A., "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW
--------

       Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical, telecommunications and networking products, and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities and commercial users.

       The Company experienced significant growth in both sales and gross margin in the first quarter of 2006, compared to the first quarter of 2005, which more than offset an increase in total expense. As a result, income from operations rose 44.7% in the first quarter of 2006, compared to the first quarter of 2005. The combination of higher income from operations and an increase in other income, net resulted in an increase in income before cumulative effect of accounting change of 183.7% in the first quarter of 2006, when compared to the first quarter of 2005.

       With the combined effects of favorable economic conditions and the enhanced capabilities resulting from the upgrade of its computer systems to an Enterprise Resource Planning (ERP) system, the Company believes it is positioned to grow profitably and expand its business opportunities. Moderate, profitable sales growth is expected in 2006.

RESULTS OF OPERATIONS
---------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales:

     Quarter Ended March 31:                                                                 2006               2005
                                                                                             ----               ----
       Net Sales                                                                            100.0%             100.0%
       Cost of Merchandise Sold                                                             (80.1)             (80.2)
                                                                                          -----------        -------------
       Gross Margin                                                                          19.9               19.8
       Selling, General and Administrative Expenses                                         (17.7)             (17.7)
       Depreciation and Amortization                                                         (0.7)              (0.9)
                                                                                          -----------        -------------
       Income from Operations                                                                 1.5                1.2
       Other Income, net                                                                      0.6                0.1
       Interest Expense                                                                      (0.5)              (0.7)
                                                                                          -----------        -------------
       Income Before Provision for Income Taxes                                               1.6                0.6
       Provision for Income Taxes                                                            (0.7)              (0.2)
                                                                                          -----------        -------------
       Income Before Cumulative Effect of Change in Accounting Principle                      0.9                0.4
       Cumulative Effect of Change in Accounting Principle                                    ---               (0.6)
                                                                                          -----------        -------------
       Net Income                                                                             0.9               (0.2)%
                                                                                          ===========        =============

       Net sales totaled $1,121,211 in the first quarter of 2006, an increase of $157,272, or 16.3%, when compared to the first quarter of 2005. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 16.9%, while net sales to the comm/data market rose 13.7%.

       The Company continued to benefit from positive general economic conditions in North America during the first quarter of 2006. Electrical market net sales were particularly strong in the construction sector. Higher net sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with modest growth in the overall comm/data market.

       Gross margin increased $31,775, or 16.6%, due to the higher net sales volume recorded in the first quarter of 2006 compared to the same period of 2005. The Company's gross margin rate on net sales rose slightly to 19.9% during the first quarter of 2006, up from 19.8% during the same period of 2005.

       Selling, general and administrative expenses increased $27,175, or 15.9% in the first quarter of 2006, compared to the first quarter of 2005, mainly due to increased employee compensation and benefit expenses totaling approximately $23,400. Legal and professional expenses rose $2,035, or 129.9%, in the first quarter of 2006, compared to the first quarter of 2005, due to an increase in exposure on pending litigation.

       Depreciation and amortization expenses decreased $655, mainly due to lower amortization on capital leases, when comparing the first quarter of 2006 to the first quarter of 2005.

       Income from operations totaled $17,010 in the first quarter of 2006, an increase of $5,255, or 44.7% over the same period of 2005.

       Other income, net in the first quarter of 2006 totaled $6,801, compared to $1,340 in the first quarter of 2005. Gains on the sale of real property of $7,212 and the recording of a property impairment loss of $(1,336) accounted for the largest part of other income, net in the first quarter of 2006. Accounts receivable interest charges to customers and other interest income, accounted for the remaining $925 of other income, net.

       Interest expense declined $641, or 9.4%, in the first quarter of 2006 to $6,174, down from $6,815 in the first quarter of 2005. This reduction was mainly due to lower interest expense on decreased principal balances of long-term, fixed-rate debt.

       The combination of increased gross margin, other income, net, and selling, general and administrative expenses, coupled with lower depreciation and amortization and interest expenses, resulted in pre-tax earnings of $17,637 in the first quarter of 2006, an increase of $11,357, or 180.8%, compared to the first quarter of 2005.

       As a result of higher pre-tax earnings, the Company's total provision for income taxes rose $4,630. The Company's effective tax rate decreased to 41.1% in the first quarter of 2006, down slightly from 41.7% in the first quarter of 2005.

       Income before cumulative effect of accounting change in the first quarter of 2006 increased $6,727, or 183.7%, when compared to the same period of 2005.

       Results for the first quarter of 2005 reflect the Company's adoption on January 1, 2005 of FASB Interpretation No. 46 (FIN 46), which applies to the financing structures used in two lease arrangements between the Company and an independent lessor. The financing structures used in these two lease arrangements qualify as variable interest entities under FIN 46, and the Company's interests in the variable interest entities were required to be consolidated in the Company's financial statements beginning with first quarter of 2005. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, in its consolidated financial statements during the first quarter of 2005 as a consequence of the adoption of FIN 46, which resulted in a net loss of $(1,973) for that period.

       Net Income in the first quarter of 2006 totaled $10,388, a $12,361 increase over the same period of 2005.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

       At March 31, 2006, current assets exceeded current liabilities by $413,994, up $15,105 from December 31, 2005. Accounts receivable increased $1,891 due to the combined effect of higher average daily sales for the quarter ending March 31, 2006, compared to the period ending December 31, 2005, and a modest improvement in collections, as measured by average days of sales outstanding. Merchandise inventory declined $808, reflecting a moderate improvement in average inventory turnover when comparing March 31, 2006 to December 31, 2005.

       The Company had available to it unused lines of credit totaling $287,109 at March 31, 2006. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding during 2006 through March 31 ranged from a minimum of $47,941 to a maximum of $140,115.

       The Company has funded its capital requirements from operations, stock issuances to its employees and long-term debt. Cash provided by operations in the first quarter of 2006 totaled $5,464, compared to $93,334 for the same period of 2005.

       Capital expenditures for property were $7,945 and $5,910, and proceeds from the sale of property were $8,277 and $237, in the quarters ended March 31, 2006 and 2005, respectively.

       Cash provided by the sale of common stock and proceeds received on common stock subscriptions totaled $3,697 in the first quarter of 2006, compared to $2,651 in the first quarter of 2005. Purchases of treasury stock in the quarters ending March 31, 2006 and 2005 were $1,179 and $1,872 respectively. Dividends paid in the quarters ended March 31, 2006 and 2005 were $7,908 and $7,792, respectively.

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

Item 4.                   CONTROLS AND PROCEDURES
                          -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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


            May 11, 2006                GRAYBAR ELECTRIC COMPANY, INC.
         ------------------
               (Date)


                                                 /S/ R. A. REYNOLDS, JR.
                                        ----------------------------------------
                                                   R. A. REYNOLDS, JR.
                                                     PRESIDENT AND
                                             PRINCIPAL EXECUTIVE OFFICER


                                                 /S/ D. B. D'ALESSANDRO
                                        ----------------------------------------
                                                   D. B. D'ALESSANDRO
                                              SENIOR VICE PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER


                                                 /S/ MARTIN J. BEAGEN
                                        ----------------------------------------
                                                   MARTIN J. BEAGEN
                                            VICE PRESIDENT AND CONTROLLER
                                           AND PRINCIPAL ACCOUNTING OFFICER