Form 10-Q
period 2006-06-30
GRAYBAR ELECTRIC CO INC
filed 2006-08-11
CIK 205402

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

      For the quarterly period ended               June 30, 2006
                                     ----------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    ----------------


                       GRAYBAR ELECTRIC COMPANY, INC.
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)


                                   NEW YORK                                          13 - 0794380
      ------------------------------------------------------------------------------------------------------
      (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


                   34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                               63105
      ------------------------------------------------------------------------------------------------------
                  (Address of principal executive offices)                           (Zip Code)


                     POST OFFICE BOX 7231, ST. LOUIS, MO                                63177
      ------------------------------------------------------------------------------------------------------
                              (Mailing Address)                                       (Zip Code)


      Registrant's telephone number, including area code:   (314)  573 - 9200
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

      Large Accelerated Filer ( )  Accelerated Filer ( )
      Non-Accelerated Filer (X)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                YES      NO  X
                                   ---      ---


      Common Stock Outstanding at July 31, 2006:                 5,865,153
                                                            ------------------
                                                            (Number of Shares)

PART I - Financial Information

Item 1.  Financial Statements

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands except for Share and Per Share Data)
                                                             (Unaudited)

                                                                                   JUNE 30, 2006               DECEMBER 31, 2005
                                                                            --------------------------     -------------------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                                   $         21,158                 $        9,074
    Trade receivables                                                                    737,286                        633,980
    Merchandise inventory                                                                444,070                        428,127
    Other current assets                                                                  19,322                         15,587
                                                                            --------------------------     -------------------------
      Total Current Assets                                                             1,221,836                      1,086,768

  PROPERTY
    Land                                                                                  39,675                         37,958
    Buildings                                                                            299,822                        301,474
    Furniture and fixtures                                                               160,092                        157,470
    Software                                                                              76,906                         76,906
    Capital leases                                                                            --                          3,741
                                                                            --------------------------     -------------------------
      Total Property, at cost                                                            576,495                        577,549
      Less - Accumulated depreciation and amortization                                  (262,702)                      (257,700)
                                                                            --------------------------     -------------------------
      Net Property                                                                       313,793                        319,849

  OTHER NON-CURRENT ASSETS                                                                37,104                         36,770
                                                                            --------------------------     -------------------------

      TOTAL ASSETS                                                              $      1,572,733                 $    1,443,387
                                                                            ==========================     =========================

LIABILITIES

  CURRENT LIABILITIES
    Short-term borrowings                                                       $         63,429                 $       55,910
    Current portion of long-term debt                                                     32,140                         32,133
    Trade accounts payable                                                               566,127                        460,548
    Accrued payroll and benefit costs                                                     40,104                         50,542
    Other accrued taxes                                                                   17,009                         12,715
    Dividends payable                                                                         --                          6,139
    Other payables and accruals                                                           80,572                         69,892
                                                                           --------------------------     -------------------------
      Total Current Liabilities                                                          799,381                        687,879

  POSTRETIREMENT BENEFITS LIABILITY                                                       75,924                         77,524

  PENSION LIABILITY                                                                       60,081                         60,081

  LONG-TERM DEBT                                                                         223,056                        233,527

  OTHER NON-CURRENT LIABILITIES                                                            3,014                          2,941
                                                                            --------------------------     -------------------------

      TOTAL LIABILITIES                                                         $      1,161,456                 $    1,061,952
                                                                            --------------------------     -------------------------

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                         (In thousands except for Share and Per Share Data)
                                                             (Unaudited)

                                                                                   JUNE 30, 2006               DECEMBER 31, 2005
                                                                            --------------------------     -------------------------

SHAREHOLDERS' EQUITY

  CAPITAL STOCK
    Preferred:
    Par value, $0.01 per share
    Authorized, 10,000,000 shares
    Outstanding:  None

    Common:
    Stated value, $20 per share
    Authorized, 15,000,000 shares

                                                  SHARES
                                ----------------------------------------
                                  June 30, 2006      December 31, 2005
                                ------------------ ---------------------
    Issued to voting trustees         5,772,975            5,505,983
    Issued to shareholders              280,339              309,412
    In treasury, at cost               (167,023)             (22,992)
                                ------------------ ---------------------
    Outstanding                       5,886,291            5,792,403            $        117,726                 $      115,848


    Advance payments on
    subscriptions to common
    stock                                                                                    243                             --

  RETAINED EARNINGS                                                                      334,267                        308,935

  ACCUMULATED OTHER COMPREHENSIVE LOSS                                                   (40,959)                       (43,348)
                                                                            --------------------------     -------------------------

      TOTAL SHAREHOLDERS' EQUITY                                                         411,277                        381,435
                                                                            --------------------------     -------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $      1,572,733                 $    1,443,387
                                                                            ==========================     =========================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                            GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (In Thousands except for Per Share Data)
                                                              (Unaudited)

                                                                                               QUARTER ENDED JUNE 30,
                                                                            --------------------------------------------------------
                                                                                         2006                         2005
                                                                            --------------------------     -------------------------
SALES, NET OF RETURNS AND ALLOWANCES                                            $      1,321,354                 $    1,077,446
   Less - Cash Discounts                                                                  (4,879)                        (3,972)
                                                                            --------------------------     -------------------------

     Net Sales                                                                         1,316,475                      1,073,474

COST OF MERCHANDISE SOLD                                                               1,073,948                        866,636
                                                                            --------------------------     -------------------------

     Gross Margin                                                                        242,527                        206,838

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             199,267                        179,959

DEPRECIATION AND AMORTIZATION                                                              8,846                          8,001
                                                                            --------------------------     -------------------------

     Income from Operations                                                               34,414                         18,878

OTHER INCOME, NET                                                                          2,667                          1,421

INTEREST EXPENSE                                                                           6,386                          6,879
                                                                            --------------------------     -------------------------

     Income Before Provision for Income Taxes                                             30,695                         13,420

PROVISION FOR INCOME TAXES
   Current                                                                                16,187                           (905)
   Deferred                                                                               (3,973)                         6,363
                                                                            --------------------------     -------------------------
     Total Provision for Income Taxes                                                     12,214                          5,458
                                                                            --------------------------     -------------------------

NET INCOME                                                                      $         18,481                 $        7,962
                                                                            ==========================     =========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 3)                                   $           3.15                 $         1.36
                                                                            ==========================     =========================

COMMON STOCK DIVIDEND - $0.30 per share                                         $          1,768                 $        1,665
                                                                            ==========================     =========================

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3)                                                 5,871                          5,828
                                                                            ==========================     =========================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (In Thousands except for Per Share Data)
                                                            (Unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------------------------------
                                                                                       2006                           2005
                                                                            --------------------------     -------------------------

SALES, NET OF RETURNS AND ALLOWANCES                                            $      2,446,627                 $    2,044,782
   Less - Cash Discounts                                                                  (8,941)                        (7,369)
                                                                            --------------------------     -------------------------

     Net Sales                                                                         2,437,686                      2,037,413

COST OF MERCHANDISE SOLD                                                               1,972,395                      1,639,586
                                                                            --------------------------     -------------------------

     Gross Margin                                                                        465,291                        397,827

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             397,049                        350,566

DEPRECIATION AND AMORTIZATION                                                             16,818                         16,628
                                                                            --------------------------     -------------------------

     Income from Operations                                                               51,424                         30,633

OTHER INCOME, NET                                                                          9,468                          2,761

INTEREST EXPENSE                                                                          12,560                         13,694
                                                                            --------------------------     -------------------------

     Income Before Provision for Income Taxes and
      Cumulative Effect of Change in Accounting Principle                                 48,332                         19,700

PROVISION FOR INCOME TAXES
   Current                                                                                24,214                            ---
   Deferred                                                                               (4,751)                         8,077
                                                                            --------------------------     -------------------------
     Total Provision for Income Taxes                                                     19,463                          8,077
                                                                            --------------------------     -------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                                  28,869                         11,623

     Cumulative effect of Change in Accounting Principle,
       net of $3,587 Tax Effect (Note 3)                                                      --                         (5,634)
                                                                            --------------------------     -------------------------

NET INCOME                                                                      $         28,869                 $        5,989
                                                                            ==========================     =========================

INCOME PER SHARE OF COMMON STOCK BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)                              $           4.92                 $         1.99

CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)                                                       --                          (0.96)
                                                                            --------------------------     -------------------------

NET INCOME PER SHARE OF COMMON STOCK (NOTE 3)                                   $           4.92                 $         1.03
                                                                            ==========================     =========================

COMMON STOCK DIVIDEND - $0.60 per share                                         $          3,537                 $        3,341
                                                                            ==========================     =========================

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3)                                                 5,867                          5,840
                                                                            ==========================     =========================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In Thousands)
                                                           (Unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------------------------------
                                                                                        2006                          2005
                                                                            --------------------------     -------------------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
    in accounting principle                                                     $         28,869                 $       11,623

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided by operations:
      Depreciation and amortization                                                       16,818                         16,628
      Deferred income taxes                                                               (4,751)                         8,077
      Gain on sale of property                                                            (9,189)                          (667)
      Loss on impairment of property                                                       1,336                            ---
      Changes in assets and liabilities:
         Trade receivables                                                              (103,306)                         1,143
         Merchandise inventory                                                           (15,943)                         6,246
         Other current assets                                                             (3,735)                        16,427
         Other non-current assets                                                           (334)                         1,977
         Trade accounts payable                                                          105,579                         22,099
         Other current payables and accruals                                              23,621                        (15,385)
         Accrued payroll and benefit costs                                               (10,438)                       (20,894)
         Other non-current liabilities                                                    (1,527)                            32
                                                                            --------------------------     -------------------------
   Total adjustments to income before cumulative effect
    of change in accounting principle                                                     (1,869)                        35,683
                                                                            --------------------------     -------------------------
   Net cash provided by operations                                                        27,000                         47,306
                                                                            --------------------------     -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                      11,122                          9,753
      Capital expenditures for property                                                  (15,539)                       (11,405)
                                                                            --------------------------     -------------------------

   Net cash used by investing activities                                                  (4,417)                        (1,652)
                                                                            --------------------------     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in short-term borrowings                                     7,519                         (3,705)
      Repayment of long-term debt                                                        (10,464)                       (13,546)
      Principal payments under capital leases                                                ---                         (1,272)
      Sale of common stock                                                                 5,002                          3,693
      Purchase of treasury stock                                                          (2,881)                        (3,487)
      Dividends paid                                                                      (9,675)                        (9,457)
                                                                            --------------------------     -------------------------

   Net cash used by financing activities                                                 (10,499)                       (27,774)
                                                                            --------------------------     -------------------------

NET INCREASE IN CASH                                                                      12,084                         17,880
                                                                            --------------------------     -------------------------

CASH, BEGINNING OF YEAR                                                                    9,074                          9,961
                                                                            --------------------------     -------------------------

CASH, END OF SECOND QUARTER                                                     $         21,158                 $       27,841
                                                                            ==========================     =========================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                        GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                        (In Thousands)
                                                         (Unaudited)

                                                              COMMON                           ACCUMULATED
                                                              STOCK                               OTHER
                                             COMMON         SUBSCRIBED,        RETAINED       COMPREHENSIVE
                                             STOCK           UNISSUED          EARNINGS           LOSS               TOTAL
                                          -----------      ------------      ------------     -------------      ------------

December 31, 2004                         $   110,967      $        ---      $    308,780     $    (27,383)      $    392,364
                                                                                                                 ------------

Net income                                        ---               ---             5,989              ---              5,989

Currency translation adjustments                  ---               ---               ---             (585)              (585)

Unrealized gain from
  interest rate swap (net of tax
  of $93)                                         ---               ---               ---               28                 28
                                                                                                                 ------------

Comprehensive income                                                                                                    5,432
                                                                                                                 ------------

Stock issued                                    3,353               ---               ---              ---              3,353

Stock redeemed                                 (3,487)              ---               ---              ---             (3,487)

Advance payments                                  ---               340               ---              ---                340

Dividends declared                                ---               ---            (3,341)             ---             (3,341)
                                          -----------      ------------      ------------     ------------       ------------

June 30, 2005                             $   110,833      $        340      $    311,428     $    (27,940)      $    394,661
                                          ===========      ============      ============     ============       ============

                                                              COMMON                           ACCUMULATED
                                                              STOCK                               OTHER
                                             COMMON         SUBSCRIBED,        RETAINED       COMPREHENSIVE
                                             STOCK           UNISSUED          EARNINGS           LOSS               TOTAL
                                          -----------      ------------      ------------     -------------      ------------

December 31, 2005                         $   115,848      $        ---      $   308,935      $    (43,348)      $    381,435
                                                                                                                 ------------

Net income                                        ---               ---           28,869               ---             28,869

Currency translation adjustments                  ---               ---              ---             1,389              1,389

Unrealized gain from
  interest rate swap (net of tax
  of $636)                                        ---               ---              ---             1,000              1,000
                                                                                                                 ------------

Comprehensive income                                                                                                   31,258
                                                                                                                 ------------

Stock issued                                    4,759               ---              ---               ---              4,759

Stock redeemed                                 (2,881)              ---              ---               ---             (2,881)

Advance payments                                  ---               243              ---               ---                243

Dividends declared                                ---               ---           (3,537)              ---             (3,537)
                                          -----------      ------------      -----------      ------------       ------------

June 30, 2006                             $   117,726      $        243      $   334,267      $    (40,959)      $    411,277
                                          ===========      ============      ===========      ============       ============



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

               GRAYBAR ELECTRIC COMPANY, INC AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands except for Share and Per Share Data)
                                 (Unaudited)

Note 1
------

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform to the 2006 presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, the quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2
------

     At June 30, 2006, this Company had a $200 million accounts receivable securitization program that expires in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $30,000 and $20,000 at June 30, 2006 and December 31, 2005, respectively.

Note 3
------

     The Company has two lease arrangements with an independent lessor which provided $58,777 of financing for eight of the Company's distribution facilities as of June 30, 2006. The agreements carry five-year terms expiring July 2008 and December 2009. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The financing structures used in these two lease arrangements qualify as silos of a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51". The Company adopted the provisions of FIN 46 on January 1, 2005, and in accordance therewith, as the primary beneficiary, consolidated these silos in its financial statements as if the interpretations of FIN 46 had been in place from the inception of these leases. The impact of consolidation increased the Company's property by $64,257, the net book value of the distribution facilities then financed under the two leases. Additionally, the Company increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company also recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587 during the first quarter of 2005 to affect the consolidation. The Company has treated the adoption of FIN 46 as a non-cash item in its consolidated statements of cash flows.

                                                         QUARTER ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------       ---------------------------------------
                                                      2006                   2005                 2006                    2005
                                                 ---------------       ---------------       ---------------         ---------------

Income Before Cumulative Effect of
  Change in Accounting Principle                   $    18,481           $     7,962           $    28,869             $    11,623

Cumulative Effect of Change in
  Accounting Principle, Net                                ---                   ---                   ---                  (5,634)
                                                 ---------------       ---------------       ---------------         ---------------
Net Earnings                                       $    18,481           $     7,962           $    28,869             $     5,989
                                                 ===============       ===============       ===============         ===============

Available for Common Stock                         $    18,481           $     7,962           $    28,869             $     5,989
                                                 ===============       ===============       ===============         ===============

Average Common Shares Outstanding                    5,871,458             5,828,337*            5,867,114               5,839,630*
                                                 ===============       ===============       ===============         ===============

Earnings Per Share Before Cumulative
  Effect of Change in Accounting Principle         $      3.15           $      1.36*          $      4.92             $      1.99*

Cumulative Effect of Change in
  Accounting Principle, Net                                ---                   ---                   ---                   (0.96)*
                                                 ---------------       ---------------       ---------------         ---------------
Earnings Per Share                                 $      3.15           $      1.36*          $      4.92             $      1.03*
                                                 ===============       ===============       ===============         ===============

*Adjusted for the declaration of a 5% stock dividend in 2005. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,550,797 and 5,561,552 for the quarter and six months ended June 30, 2005, respectively.

     Following the disposition and substitution of properties subject to the lease arrangements in 2005, the consolidated silos included in the Company's financial statements have a net property balance of $42,810, long-term debt of $56,720, and a minority interest of $2,057 at June 30, 2006 and a net property balance of $43,446, long-term debt of $56,720 and minority interest of $2,057 at December 31, 2005. Under the terms of the lease arrangements, the Company's maximum exposure to loss at June 30, 2006 and December 31, 2005, in respect of the properties subject to the two lease agreements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

Note 4
------

     The Company entered into an agreement during the first quarter of 2006, whereby the Company expected to sell certain real property at a sale price of $1,950. The book value of the property on the date the sale agreement was executed was approximately $3,100. The Company estimates that it will incur additional costs of approximately $185 to sell the property. The transfer of real estate had been expected to take place by the end of the second quarter 2006, but the contract to sell the property was cancelled as was allowed under the terms of the sale agreement. The Company expects the real estate to be sold by the second quarter of 2007.

     The Company determined that the expected sale of this real property met the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in FASB Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets", and, in accordance therewith, recorded an impairment loss of $(1,336) to account for the expected loss on the sale in the first quarter of 2006. The impairment loss is included in other income, net in the Consolidated Statements of Income for the six months ended June 30, 2006.

     Gains on the sale of real property totaling $1,977 and $667 are included in other income, net in the three month periods ended June 30, 2006 and 2005, respectively. Gains on the sale of real property totaling $9,189 and $667 are included in other income, net in the six month periods ended June 30, 2006 and 2005, respectively.

Note 5
------

     The Company made contributions to its defined benefit pension plan totaling $7,500 and $15,000 during the three and six month periods ended June 30, 2006, respectively. Additional contributions totaling $15,000 are expected to be paid during the remainder of 2006. Contributions for the three and six month periods ended June 30, 2005 were $7,500 and $15,000, respectively.

Note 6
------

     Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended June 30, 2006 and 2005 was $20,282 and $6,926, respectively.

Note 7
------

     The FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109" in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

Note 8
------

     The Company has an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that had previously consisted of a $100,000, 364-day facility that was to have expired in July 2006. Prior to expiration, the Company amended the Credit Agreement to consist of a $150,000, 364-day facility that expires in July 2007. There were no amounts outstanding under the Credit Agreement at June 30, 2006 and December 31, 2005.

Item 2.

                     MANAGEMENT'S DISCUSSION & ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Dollars Stated in Thousands)

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

       The Company experienced significant growth in both sales and gross margin in the first six months of 2006, compared to the first six months of 2005, which more than offset an increase in total expense. As a result, income from operations rose 67.9% in the first six months of 2006, compared to the first six months of 2005. The combination of higher income from operations and increases in other income, net resulted in an increase in income before cumulative effect of change in accounting principle of 148.4% for the six months ended June 30, 2006, when compared to the six months ended June 30, 2005.

        With the combined effects of favorable economic conditions and the enhanced capabilities resulting from the upgrade of its computer systems to an Enterprise Resource Planning (ERP) system, the Company believes it is positioned to grow profitably and expand its business opportunities. Continued profitable sales growth is expected for the balance of 2006.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales for the three and six month periods ended June 30, 2006 and 2005:

                                                                           QUARTER ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                   ----------------------------     ---------------------------
                                                                       2006            2005            2006            2005
                                                                   -----------      -----------     -----------     -----------
  Net Sales                                                           100.0%           100.0%          100.0%          100.0%
  Cost of Merchandise Sold                                            (81.6)           (80.7)          (80.9)          (80.5)
                                                                   -----------      -----------     -----------     -----------
  Gross Margin                                                         18.4             19.3            19.1            19.5
  Selling, General and Administrative Expenses                        (15.1)           (16.8)          (16.3)          (17.2)
  Depreciation and Amortization                                        (0.7)            (0.7)           (0.7)           (0.8)
                                                                   -----------      -----------     -----------     -----------
  Income from Operations                                                2.6              1.8             2.1             1.5
  Other Income, net                                                     0.2              0.1             0.4             0.1
  Interest Expense                                                     (0.5)            (0.6)           (0.5)           (0.6)
                                                                   -----------      -----------     -----------     -----------
  Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle                2.3              1.3             2.0             1.0
  Provision for Income Taxes                                           (0.9)            (0.6)           (0.8)           (0.4)
                                                                   -----------      -----------     -----------     -----------
  Income Before Cumulative Effect of Change in Accounting
     Principle                                                          1.4              0.7             1.2             0.6
  Cumulative Effect of Change in Accounting Principle                   ---              ---             ---            (0.3)
                                                                   -----------      -----------     -----------     -----------
  Net Income                                                            1.4%             0.7%            1.2%            0.3%
                                                                   ===========      ===========     ===========     ===========

       The Company continued to benefit from positive general economic conditions in North America during the three and six month periods ended June 30, 2006. Electrical market net sales were particularly strong in the construction sector. Higher net sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with modest growth in the overall comm/data market.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

       Net sales totaled $1,316,475 in the second quarter of 2006, an increase of $243,001, or 22.6%, when compared to net sales of $1,073,474 for the second quarter of 2005. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 21.4%, while net sales to the comm/data market rose 27.0% during the second quarter of 2006, when compared to the same period of 2005.

       Gross margin increased $35,689, or 17.3%, due to the higher sales volume recorded in the second quarter of 2006 compared to the same period of 2005. The Company's gross margin rate on net sales decreased to 18.4% during the second quarter of 2006, down from 19.3% for the same period of 2005, largely due to the increased cost of copper-based products, primarily wire and cable.

       Selling, general and administrative expenses increased $19,308, or 10.7%, in the second quarter of 2006, compared to the second quarter of 2005, mainly due to employee compensation and benefit expenses which were approximately $18,200, or 15.6%, higher than the same period of 2005.

       Depreciation and amortization expenses increased $845, or 10.6%, in the second quarter of 2006 compared to the second quarter of 2005, mainly due to the residual effect of the adoption of FIN 46 in the prior year.

       Income from operations totaled $34,414 in the second quarter of 2006, an increase of $15,536, or 82.3% over the same period of 2005. This was due to higher sales and gross margin, partially offset by higher selling, general and administrative expenses and higher depreciation and amortization expenses.

       Other income, net in the second quarter of 2006 totaled $2,667, compared to $1,421 in the second quarter of 2005. Gains on the sale of real property of $1,977 accounted for the majority of other income, net in the second quarter of 2006. Accounts receivable interest charges to customers and other interest income accounted for the balance of other income, net. Other income, net for the second quarter of 2005 included gains on the sale of real property of $677 and accounts receivable interest charges to customers and other interest income of approximately $700.

       Interest expense declined $493, or 7.2%, in the second quarter of 2006 to $6,386, down from $6,879 in the second quarter of 2005. This reduction was mainly due to lower levels of outstanding short- and long-term debt.

       The combination of increased gross margin, other income, net, selling, general and administrative expenses and depreciation and amortization expenses, coupled with lower interest expenses, resulted in pre-tax earnings of $30,695 in the second quarter of 2006, an increase of $17,275, or 128.7%, compared to pre-tax earnings of $13,420 in the second quarter of 2005.

       As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $6,756 to $12,214 for the quarter ended June 30, 2006. The Company's effective tax rate decreased to 39.8% in the second quarter of 2006, down slightly from 40.7% in the second quarter of 2005. The effective tax rate for the quarters ended June 30, 2006 and 2005 was higher than the 35% U.S. federal statutory rate primarily due to state and local income taxes.

       Net income totaled $18,481 in the second quarter of 2006, an increase of $10,519, or 132.1%, over the same period of 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

       Net sales totaled $2,437,686 for the six months ended June 30, 2006, an increase of $400,273 or 19.6%, when compared to the same six month period ended June 30, 2005. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 19.3%, while net sales to the comm/data market rose 20.7% in the six months ended June 30, 2006, compared to same period of 2005.

       Gross margin increased $67,464, or 17.0%, due to the higher net sales volume recorded for the six months ended June 30, 2006 compared to the same period of 2005. The Company's gross margin rate on net sales decreased to 19.1% during the first six months of 2006, down from 19.5% during the same period of 2005, mainly due to the increased cost of copper-based products, primarily wire and cable.

       Selling, general and administrative expenses increased $46,483, or 13.3%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, mainly due to increased employee compensation and benefit expenses totaling approximately $41,600. Legal and professional expenses rose $1,561, or 41.5%, in the first six months of 2006, compared to the six months ended June 30, 2005, due to an increase in exposure on pending litigation.

       Depreciation and amortization expenses increased $190 mainly due to higher level of property and equipment depreciation offset in part by lower amortization on capital leases, when comparing the six months ended June 30, 2006 to the six month period ended June 30, 2005.

       Income from operations totaled $51,424 for the six months ended June 30, 2006, an increase of $20,791, or 67.9%, over the same six month period of 2005. This was due to higher sales and gross margin, partially offset by higher selling, general and administrative expenses and higher depreciation and amortization expenses.

       Other income, net for the six months ended June 30, 2006 totaled $9,468, compared to $2,761 for the six months ended June 30, 2005. Gains on the sale of real property of $9,189 and a property impairment loss of $(1,336) accounted for the largest part of other income, net for the six months ended June 30, 2006. Accounts receivable interest charges to customers and other interest income, accounted for the remaining $1,615 of other income, net. Other income, net for the six months ended June 30, 2005 included gains on sale of property of $667 and accounts receivable interest charges to customers and other interest income of $2,094.

       Interest expense declined $1,134, or 8.3%, for the six months ended June 30, 2006 to $12,560 from $13,694 for the same six month period in 2005. This reduction was mainly due to lower levels of outstanding short- and long-term debt.

       The combination of increased gross margin, other income, net, and selling, general and administrative expenses and depreciation and amortization, coupled with lower interest expenses, resulted in pre-tax earnings of $48,332 for the six months ended June 30, 2006, an increase of $28,632, or 145.3%, compared to the six months ended June 30, 2005.

       As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $11,386 to $19,463 for the six months ended June 30, 2006. The Company's effective tax rate decreased to 40.3% for the six months ended June 30, of 2006, down slightly from 41.0% for the six months ended June 30, 2005. The effective tax rates for the six months ended June 30, 2006 and 2005 were higher than the 35% U.S. federal statutory rate primarily due to state and local income taxes.

       Income before cumulative effect of accounting change for the six months ended June 30, 2006 increased $17,246, or 148.4%, when compared to the same six month period of 2005.

       Results for the six months ended June 30, 2005 reflect the Company's January 1, 2005 adoption of FASB Interpretation No. 46 (FIN 46), which applies to the financing structures used in two lease arrangements between the Company and an independent lessor. The financing structures used in these two lease arrangements qualify as variable interest entities under FIN 46 and the Company's interests in the variable interest entities were required to be consolidated in the Company's financial statements beginning January 1, 2005. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, in its consolidated financial statements during the six months ended June 30, 2005 as a consequence of the adoption of FIN 46.

       Net Income for the six months ended June 30, 2006 totaled $28,869, a $22,880 increase over the same six month period of 2005.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

       The Company has funded its capital requirements from operations, long-term debt and stock issuances to its employees.

       Cash provided by operations for the six months ended June 30, 2006 totaled $27,000, compared to $47,306 for the same period of 2005. The decrease in cash flow from operations is attributable to the increases in accounts receivable and merchandise inventory due to higher sales volume, partially offset by increased accounts payable.

       Current assets exceeded current liabilities by $422,455 at June 30, 2006, up $23,566 from December 31, 2005. Accounts receivable increased $103,306 due to the combined effect of higher average daily sales for the six months ended June 30, 2006, compared to the six month period ended June 30, 2005, and a moderate improvement in collections, as measured by average days of sales outstanding. Merchandise inventory increased $15,943, reflecting the higher levels of inventory needed to support the growth in sales, partially offset by a moderate improvement in average inventory turnover when comparing the six month periods ended June 30, 2006 and 2005.

       Capital expenditures for property and equipment were $15,539 in the six month period ended June 30, 2006 compared to $11,405 for the same period in 2005. Proceeds from the sale of property were $11,122 and $9,753, in the six months ended June 30, 2006 and 2005, respectively, primarily due to the sale of real property.

       The Company had available to it unused lines of credit totaling $276,363 at June 30, 2006, compared to $288,831 at December 31, 2005. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding for the six months ended June 30, 2006 ranged from a minimum of $28,630 to a maximum of $140,924, compared to a minimum of $25,983 and a maximum of $205,804 for the six months ended June 30, 2005.

       Cash provided by the sale of common stock and proceeds received on common stock subscriptions totaled $5,002 in the six months ended June 30, 2006, compared to $3,693 for the six months ended June 30, 2005. Purchases of treasury stock in the six months ended June 30, 2006 and 2005 were $2,881 and $3,487 respectively. Dividends paid in the six months ended June 30, 2006 and 2005 were $9,675 and $9,457, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

SUBSEQUENT EVENT
----------------

         The Company has an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that previously consisted of a $100,000, 364-day facility that was to expire in July 2006. Prior to the expiration date but after June 30, 2006, the Company amended the Credit Agreement to consist of a $150,000 364-day facility that expires in July 2007.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------------

         No holder of Common Stock (or Voting Trust Certificates representing shares) may sell, transfer or otherwise dispose of any shares (or the Voting Trust Certificates) without first offering the Company the option to purchase them within 30 days for $20.00 per share, with appropriate adjustment for regular dividends, if any, declared and paid at the end of the quarter in which the offer is made. The Company also has the option to purchase for $20.00 per share, adjusted for dividends, the Common Stock (or Voting Trust Certificates representing shares) of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension) at any time after termination of employment until 30 days after the holder makes an offer to sell the Common Stock to the Company. In the event of death, such option becomes exercisable by the Company one year from the date of death. In the past the Company has always exercised these options and it expects to continue to do so.

         The following table sets forth information regarding purchases of Common Stock (and Voting Trust Certificates representing shares) by the Company pursuant to the foregoing provisions:

                                            ISSUER PURCHASES OF EQUITY SECURITIES

                                      TOTAL                           AVERAGE                      TOTAL NUMBER OF SHARES
                                      NUMBER                           PRICE                        PURCHASED AS PART OF
                                        OF                             PAID                      PUBLICLY ANNOUNCED PLANS OR
      PERIOD                     SHARES PURCHASED                    PER SHARE                            PROGRAMS
      ------                     ----------------                    ---------                   ----------------------------
April 1 to April 30, 2006             36,029                          $20.00                                N/A
May 1 to May 31, 2006                 14,084                          $20.00                                N/A
June 1 to June 30, 2006               34,944                          $20.00                                N/A
Total                                 85,057                          $20.00                                N/A


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

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

                         PART II: OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

                (10)  Material Contracts

                      10.1 - Second Amendment, dated July 20, 2006, to Credit
                             Agreement, dated July 22, 2004 among Graybar
                             Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein.

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

          (b)   Reports on Form 8-K.

                Form 8-K was filed with the Commission on May 2, 2006 reporting a change in the Company's Board of Directors.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2006                  GRAYBAR ELECTRIC COMPANY, INC.
---------------
    (Date)

                                          /S/ R. A. REYNOLDS, JR.
                                 ---------------------------------------
                                            R. A. REYNOLDS, JR.
                                              PRESIDENT AND
                                       PRINCIPAL EXECUTIVE OFFICER


                                          /S/ D. B. D'ALESSANDRO
                                 ---------------------------------------
                                             D. B. D'ALESSANDRO
                                        SENIOR VICE PRESIDENT AND
                                       PRINCIPAL FINANCIAL OFFICER


                                           /S/ MARTIN J. BEAGEN
                                 ---------------------------------------
                                              MARTIN J. BEAGEN
                                      VICE PRESIDENT AND CONTROLLER
                                    AND PRINCIPAL ACCOUNTING OFFICER

                                EXHIBIT INDEX
                                -------------

10.1 - Second Amendment, dated July 20, 2006, to Credit Agreement, dated July 22, 2004 among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein.

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