Form 10-Q
period 2006-09-30
GRAYBAR ELECTRIC CO INC
filed 2006-11-13
CIK 205402

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

     For the quarterly period ended           September 30, 2006
                                       --------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                        ---------------     ----------------


                        GRAYBAR ELECTRIC COMPANY, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   NEW YORK                                  13 - 0794380
      --------------------------------------------------------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

             34 NORTH MERAMEC AVENUE, ST. LOUIS, MO             63105
      --------------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


           POST OFFICE BOX 7231, ST. LOUIS, MO                   63177
      --------------------------------------------------------------------------
                   (Mailing Address)                          (Zip Code)


      Registrant's telephone number, including area code:   (314)  573 - 9200
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


      Large Accelerated Filer (  )     Accelerated Filer (  )     Non-Accelerated Filer (X)


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                   YES        NO   X
                                       -----     -----


      Common Stock Outstanding at October 31, 2006:          5,818,955
                                                       ----------------------
                                                         (Number of Shares)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands except for Share and Per Share Data)
                                                            (Unaudited)



                                                                               SEPTEMBER 30, 2006             DECEMBER 31, 2005
                                                                            --------------------------     -------------------------
ASSETS

   CURRENT ASSETS
    Cash and cash equivalents                                                   $         16,384               $          9,074
    Trade receivables                                                                    740,334                        633,980
    Merchandise inventory                                                                452,922                        428,127
    Other current assets                                                                  22,064                         15,587
                                                                            --------------------------     -------------------------
      Total Current Assets                                                             1,231,704                      1,086,768

   PROPERTY
    Land                                                                                  40,368                         37,958
    Buildings                                                                            305,730                        301,474
    Furniture and fixtures                                                               161,911                        157,470
    Software                                                                              76,906                         76,906
    Capital leases                                                                           ---                          3,741
                                                                            --------------------------     -------------------------
      Total Property, at cost                                                            584,915                        577,549
      Less - Accumulated depreciation and amortization                                  (267,573)                      (257,700)
                                                                            --------------------------     -------------------------
      Net Property                                                                       317,342                        319,849

   OTHER NON-CURRENT ASSETS                                                               37,034                         36,770
                                                                            --------------------------     -------------------------

      TOTAL ASSETS                                                              $      1,586,080               $      1,443,387
                                                                            ==========================     =========================

LIABILITIES

   CURRENT LIABILITIES
    Short-term borrowings                                                       $         92,725               $         55,910
    Current portion of long-term debt                                                     31,910                         32,133
    Trade accounts payable                                                               535,935                        460,548
    Accrued payroll and benefit costs                                                     46,469                         50,542
    Other accrued taxes                                                                   14,854                         12,715
    Dividends payable                                                                        ---                          6,139
    Other payables and accruals                                                           90,109                         69,892
                                                                            --------------------------     -------------------------
      Total Current Liabilities                                                          812,002                        687,879

   POSTRETIREMENT BENEFITS LIABILITY                                                      75,174                         77,524

   PENSION LIABILITY                                                                      60,081                         60,081

   LONG-TERM DEBT                                                                        208,948                        233,527

   OTHER NON-CURRENT LIABILITIES                                                           3,053                          2,941
                                                                            --------------------------     -------------------------

      TOTAL LIABILITIES                                                         $      1,159,258               $      1,061,952
                                                                            --------------------------     -------------------------






                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                         (In thousands except for Share and Per Share Data)
                                                            (Unaudited)

                                                                               SEPTEMBER 30, 2006             DECEMBER 31, 2005
                                                                            --------------------------     -------------------------
SHAREHOLDERS' EQUITY


   CAPITAL STOCK
    Preferred:
    Par value, $0.01 per share
    Authorized, 10,000,000 shares
    Outstanding:  None

    Common:
    Stated value, $20 per share
    Authorized, 15,000,000 shares

                                                  SHARES
                                  ----------------------------------------
                                     September 30,          December 31,
                                         2006                  2005
                                  ------------------    ------------------
    Issued to voting trustees           5,838,702             5,505,983
    Issued to shareholders                280,834               309,412
    In treasury, at cost                 (259,783)              (22,992)
                                  ------------------    ------------------
    Outstanding                         5,859,753             5,792,403     $            117,195               $        115,848

    Advance payments on
    subscriptions to common
    stock                                                                                    451                            ---

   RETAINED EARNINGS                                                                     350,386                        308,935

   ACCUMULATED OTHER COMPREHENSIVE LOSS                                                  (41,210)                       (43,348)
                                                                            --------------------------     -------------------------

      TOTAL SHAREHOLDERS' EQUITY                                                         426,822                        381,435
                                                                            --------------------------     -------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $          1,586,080               $      1,443,387
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

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (In Thousands except for Per Share Data)
                                                            (Unaudited)

                                                                                           QUARTER ENDED SEPTEMBER 30,
                                                                          ----------------------------------------------------------
                                                                                       2006                           2005
                                                                          --------------------------     ---------------------------
SALES, NET OF RETURNS AND ALLOWANCES                                         $     1,333,554                $     1,134,570
   Less - Cash Discounts                                                              (5,093)                        (4,219)
                                                                           --------------------------     --------------------------

     Net Sales                                                                     1,328,461                      1,130,351

COST OF MERCHANDISE SOLD                                                           1,082,723                        914,814
                                                                           --------------------------     --------------------------

     Gross Margin                                                                    245,738                        215,537

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         202,294                        186,341

DEPRECIATION AND AMORTIZATION                                                          8,655                          9,158
                                                                           --------------------------     --------------------------

     Income from Operations                                                           34,789                         20,038

OTHER INCOME, NET                                                                        524                          1,464

INTEREST EXPENSE                                                                       5,758                          6,528
                                                                           --------------------------     --------------------------

     Income Before Provision for Income Taxes                                         29,555                         14,974

PROVISION FOR INCOME TAXES
   Current                                                                            15,143                          3,099
   Deferred                                                                           (3,467)                         3,040
                                                                           --------------------------     --------------------------
     Total Provision for Income Taxes                                                 11,676                          6,139
                                                                           --------------------------     --------------------------

NET INCOME                                                                   $        17,879                $         8,835
                                                                           ==========================     ==========================

NET INCOME PER SHARE OF COMMON STOCK (NOTE 3)                                $          3.05                $          1.52
                                                                           ==========================     ==========================

COMMON STOCK DIVIDEND - $0.30 per share                                      $         1,761                $         1,660
                                                                           ==========================     ==========================

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3)                                             5,861                          5,797
                                                                           ==========================     ==========================




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

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (In Thousands except for Per Share Data)
                                                            (Unaudited)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                                       2006                             2005
                                                                           --------------------------       ------------------------
SALES, NET OF RETURNS AND ALLOWANCES                                         $     3,780,181                  $     3,179,352
   Less - Cash Discounts                                                             (14,034)                         (11,588)
                                                                           --------------------------       ------------------------

     Net Sales                                                                     3,766,147                        3,167,764

COST OF MERCHANDISE SOLD                                                           3,055,118                        2,554,400
                                                                           --------------------------       ------------------------

     Gross Margin                                                                    711,029                          613,364

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         599,343                          536,907

DEPRECIATION AND AMORTIZATION                                                         25,473                           25,786
                                                                           --------------------------       ------------------------

     Income from Operations                                                           86,213                           50,671

OTHER INCOME, NET                                                                      9,992                            4,225

INTEREST EXPENSE                                                                      18,318                           20,222
                                                                           --------------------------       ------------------------

     Income Before Provision for Income Taxes and
       Cumulative Effect of Change in Accounting Principle                            77,887                           34,674


PROVISION FOR INCOME TAXES
   Current                                                                            39,357                            3,099
   Deferred                                                                           (8,218)                          11,117
                                                                           --------------------------       ------------------------
     Total Provision for Income Taxes                                                 31,139                           14,216
                                                                           --------------------------       ------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                            46,748                           20,458


     Cumulative Effect of Change in Accounting Principle,
       net of $3,587 Tax Effect (Note 3)                                                 ---                           (5,634)
                                                                           --------------------------       ------------------------

NET INCOME                                                                   $        46,748                  $        14,824
                                                                           ==========================       ========================

INCOME PER SHARE OF COMMON STOCK BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)                         $          7.97                  $          3.51


CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)                                                  ---                            (0.97)
                                                                           --------------------------       ------------------------

NET INCOME PER SHARE OF COMMON STOCK (NOTE 3)                                $          7.97                   $         2.54
                                                                           ==========================       ========================

COMMON STOCK DIVIDEND - $0.90 per share                                      $         5,297                  $         5,001
                                                                           ==========================       ========================

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3)                                             5,864                            5,825
                                                                           ==========================       ========================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In Thousands)
                                                            (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                                      2006                           2005
                                                                           --------------------------     --------------------------
CASH FLOWS FROM OPERATIONS

   Income before cumulative effect of change
    in accounting principle                                                  $         46,748               $         20,458

   Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided by operations:
      Depreciation and amortization                                                    25,473                         25,786
      Deferred income taxes                                                            (8,218)                        11,117
      Gain on sale of property                                                         (9,189)                        (1,421)
      Loss on impairment of property                                                    1,336                            ---
      Changes in assets and liabilities:
         Trade receivables                                                           (106,354)                       (19,656)
         Merchandise inventory                                                        (24,795)                        21,574
         Other current assets                                                          (6,477)                        17,316
         Other non-current assets                                                        (264)                         1,530
         Trade accounts payable                                                        75,387                        (46,836)
         Other current liabilities                                                     34,220                          3,418
         Accrued payroll and benefit costs                                             (4,073)                       (16,549)
         Other non-current liabilities                                                 (2,238)                          (447)
                                                                           --------------------------     --------------------------
  Total adjustments to income before cumulative effect
    of change in accounting principle                                                 (25,192)                        (4,168)
                                                                           --------------------------     --------------------------
   Net cash provided by operations                                                     21,556                         16,290
                                                                           --------------------------     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of property                                                   11,206                          9,845
      Capital expenditures for property                                               (27,827)                       (18,995)
                                                                           --------------------------     --------------------------

   Net cash used by investing activities                                              (16,621)                        (9,150)
                                                                           --------------------------     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in short-term borrowings                                            36,815                         32,069
      Repayment of long-term debt                                                     (24,802)                       (27,691)
      Principal payments under capital leases                                             ---                         (1,272)
      Sale of common stock                                                              6,534                          4,692
      Purchase of treasury stock                                                       (4,736)                        (4,697)
      Dividends paid                                                                  (11,436)                       (11,118)
                                                                           --------------------------     --------------------------

   Net cash provided (used) by financing activities                                     2,375                         (8,017)
                                                                           --------------------------     --------------------------

NET INCREASE (DECREASE) IN CASH                                                         7,310                           (877)
                                                                           --------------------------     --------------------------

CASH, BEGINNING OF YEAR                                                                 9,074                          9,961
                                                                           --------------------------     --------------------------

CASH, END OF THIRD QUARTER                                                   $         16,384               $          9,084
                                                                           ==========================     ==========================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                          (In Thousands)
                                                            (Unaudited)

                                                              COMMON                            ACCUMULATED
                                                              STOCK                                OTHER
                                           COMMON          SUBSCRIBED,         RETAINED        COMPREHENSIVE
                                            STOCK            UNISSUED          EARNINGS            LOSS              TOTAL
                                       ---------------- ----------------  ----------------  -----------------  -------------------
December 31, 2004                         $   110,967      $        ---      $    308,780     $    (27,383)      $    392,364
                                                                                                               -------------------

Net income                                        ---               ---            14,824              ---             14,824

Currency translation adjustments                  ---               ---               ---            1,162              1,162

Unrealized gain from
  interest rate swap (net of tax
  of $342)                                        ---               ---               ---              680                680
                                                                                                               -------------------

Comprehensive income                                                                                                   16,666
                                                                                                               -------------------

Stock issued                                    4,351               ---               ---              ---              4,351

Stock redeemed                                 (4,697)              ---               ---              ---             (4,697)

Advance payments                                  ---               341               ---              ---                341

Dividends declared                                ---               ---            (5,001)             ---             (5,001)
                                       ---------------- ----------------  ----------------  -----------------  ------------------

September 30, 2005                        $   110,621      $        341      $    318,603     $    (25,541)      $    404,024
                                       ================ ================  ================  =================  ==================

                                                              COMMON                            ACCUMULATED
                                                              STOCK                                OTHER
                                           COMMON          SUBSCRIBED,         RETAINED        COMPREHENSIVE
                                            STOCK            UNISSUED          EARNINGS            LOSS              TOTAL
                                       ---------------- ----------------  ----------------  -----------------  -------------------
December 31, 2005                         $   115,848      $        ---      $   308,935      $    (43,348)      $    381,435
                                                                                                               -------------------

Net income                                        ---               ---           46,748               ---             46,748

Currency translation adjustments                  ---               ---              ---             1,672              1,672

Unrealized gain from
  interest rate swap (net of tax
  of $297)                                        ---               ---              ---               466                466
                                                                                                               -------------------

Comprehensive income                                                                                                   48,886
                                                                                                               -------------------

Stock issued                                    6,083               ---              ---               ---              6,083

Stock redeemed                                 (4,736)              ---              ---               ---             (4,736)

Advance payments                                  ---               451              ---               ---                451

Dividends declared                                ---               ---           (5,297)              ---             (5,297)
                                       ---------------- ----------------  ----------------  -----------------  ------------------

September 30, 2006                        $   117,195      $        451      $   350,386      $    (41,210)      $    426,822
                                       ================ ================  ================  =================  ==================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

               GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands except for Share and Per Share Data)
                                 (Unaudited)
Note 1
------

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform to the 2006 presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2
------

     At September 30, 2006, the Company had a $200,000 accounts receivable securitization program that was to have expired in October 2006. Prior to expiration, the Company amended the program agreement to consist of a $215,000 accounts receivable securitization program that expires in October 2009. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the accounts receivable through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the accounts receivable and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $60,000 and $20,000 at September 30, 2006 and December 31, 2005, respectively.

Note 3
------

     The Company has two lease arrangements with an independent lessor which provided $58,777 of financing for eight of the Company's distribution facilities as of September 30, 2006. The agreements carry five-year terms expiring July 2008 and December 2009. The Company has the option, with the consent of the lessor's lenders, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

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

                                                   QUARTER ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------    -------------------------------------------
                                                   2006                   2005                   2006                    2005
                                            ------------------    -------------------    --------------------    -------------------
Income Before Cumulative Effect of
  Change in Accounting Principle              $       17,879        $        8,835         $       46,748           $       20,458

Cumulative Effect of Change in
  Accounting Principle, Net                              ---                   ---                    ---                   (5,634)

                                            ------------------    -------------------    --------------------     ------------------
Net Earnings                                  $       17,879        $        8,835         $       46,748           $       14,824
                                            ==================    ===================    ====================     ==================

Available for Common Stock                    $       17,879        $        8,835         $       46,748           $       14,824
                                            ==================    ===================    ====================     ==================

Average Common Shares Outstanding                  5,861,601             5,796,653*             5,863,705                5,824,897*
                                            ==================    ===================    ====================     ==================

Earnings Per Share Before Cumulative
  Effect of Change in Accounting Principle    $         3.05        $         1.52*        $         7.97           $         3.51*


Cumulative Effect of Change in
  Accounting Principle, Net                              ---                   ---                    ---                    (0.97)*

                                            ------------------    -------------------    --------------------     ------------------
Earnings Per Share                            $         3.05        $         1.52*        $         7.97           $         2.54*
                                            ==================    ===================    ====================     ==================

*Adjusted for the declaration of a 5% stock dividend in 2005. Prior to adjusting for the stock dividend, the average common shares outstanding were 5,520,622 and 5,547,521 for the quarter and nine months ended September 30, 2005, respectively.

     Following the disposition and substitution of properties subject to the lease arrangements in 2005, the consolidated silos included in the Company's financial statements have a net property balance of $42,540, long-term debt of $56,720, and a minority interest of $2,057 at September 30, 2006 and a net property balance of $43,446, long-term debt of $56,720 and minority interest of $2,057 at December 31, 2005. Under the terms of the lease arrangements, the Company's maximum exposure to loss at September 30, 2006 and December 31, 2005, in respect of the properties subject to the two lease agreements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

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

     The Company determined that the expected sale of this real property met the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and, in accordance therewith, recorded an impairment loss of $(1,336) to account for the expected loss on the sale in the first quarter of 2006. The impairment loss is included in other income, net in the Consolidated Statements of Income for the nine months ended September 30, 2006.

     Gains on the sale of real property totaling $0 and $754 are included in other income, net in the three-month periods ended September 30, 2006 and 2005, respectively. Gains on the sale of real property totaling $9,189 and $1,421 are included in other income, net in the nine month periods ended September 30, 2006 and 2005, respectively.

Note 5
------

     The Company made contributions to its defined benefit pension plan totaling $7,500 and $22,500 during the three and nine month periods ended September 30, 2006 and 2005, respectively. Additional contributions totaling $7,500 are expected to be paid during the remainder of 2006.

Note 6
------

     Comprehensive income is reported in the Consolidated Statements of Changes in Shareholders' Equity. Comprehensive income for the quarters ended September 30, 2006 and 2005 was $17,628 and $11,234, respectively.

Note 7
------

     The FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109" in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the impact that FIN 48 will have on its financial statements.

Note 8
------

         The FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)", in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities. The Company has not yet evaluated the impact SFAS 158 will have on its statement of financial position.

Note 9
------

     The Company had an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that had previously consisted of a $100,000, 364-day facility that was to have expired in July 2006. Prior to expiration, the Company amended the Credit Agreement to consist of a $150,000, 364-day facility that expires in July 2007. There were no amounts outstanding under the Credit Agreement at September 30, 2006 and December 31, 2005.

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

OVERVIEW
--------

       Graybar Electric Company, Inc. (the "Company") is engaged internationally in the distribution of electrical, telecommunications and networking products, and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, federal and state governments and commercial users. The Company is 100% owned by its active and retired employees, and there is no public trading market for its common stock.

       The Company experienced significant growth in both sales and gross margin in the first nine months of 2006, compared to the first nine months of 2005, which more than offset an increase in total expense. As a result, income from operations rose 70.1% in the first nine months of 2006, compared to the first nine months of 2005. The combination of higher income from operations and increases in other income, net resulted in an increase in income before cumulative effect of change in accounting principle of 128.5% for the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005.

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

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of net sales for the three and nine month periods ended September 30, 2006 and 2005:

                                                                           QUARTER ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    ----------------------------     ---------------------------
                                                                        2006             2005            2006            2005
                                                                    -------------    -----------     -----------     -----------
  Net Sales                                                             100.0%           100.0%          100.0%          100.0%
  Cost of Merchandise Sold                                              (81.5)           (80.9)          (81.1)          (80.6)
                                                                    -------------    -----------     -----------     -----------
  Gross Margin                                                           18.5             19.1            18.9            19.4
  Selling, General and Administrative Expenses                          (15.2)           (16.5)          (16.0)          (17.0)
  Depreciation and Amortization                                          (0.7)            (0.8)           (0.7)           (0.8)
                                                                    -------------    -----------     -----------     -----------
  Income from Operations                                                  2.6              1.8             2.2             1.6
  Other Income, net                                                       ---              0.1             0.3             0.1
  Interest Expense                                                       (0.4)            (0.6)           (0.5)           (0.6)
                                                                    -------------    -----------     -----------     -----------
  Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle                  2.2              1.3             2.0             1.1
  Provision for Income Taxes                                             (0.9)            (0.5)           (0.8)           (0.4)
                                                                    -------------    -----------     -----------     -----------
  Income Before Cumulative Effect of Change in Accounting
     Principle                                                            1.3              0.8             1.2             0.7
  Cumulative Effect of Change in Accounting Principle                     ---              ---             ---            (0.2)
                                                                    -------------    -----------     -----------     -----------
  Net Income                                                              1.3%             0.8%            1.2%            0.5%
                                                                    =============    ===========     ===========     ===========

       The Company continued to benefit from positive general economic conditions in North America during the three and nine month periods ended September 30, 2006. Electrical market net sales were particularly strong in the construction sector. Higher net sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with modest growth in the overall comm/data market.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

       Net sales totaled $1,328,461 in the third quarter of 2006, an increase of $198,110, or 17.5%, when compared to net sales of $1,130,351 for the third quarter of 2005. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 18.1%, while net sales to the comm/data market rose 14.9% during the third quarter of 2006, when compared to the same period of 2005.

       Gross margin increased $30,201, or 14.0%, due to the higher sales volume recorded in the third quarter of 2006 compared to the same period of 2005. The Company's gross margin rate on net sales decreased to 18.5% during the third quarter of 2006, down from 19.1% for the same period of 2005, largely due to the increased cost of copper-based products, primarily wire and cable.

       Selling, general and administrative expenses increased $15,953, or 8.6%, in the third quarter of 2006, compared to the third quarter of 2005, mainly due to employee compensation and benefit expenses which were approximately $14,690, or 12.1%, higher than the same period of 2005.

       Depreciation and amortization expenses decreased $503, or 5.5%, in the third quarter of 2006 compared to the third quarter of 2005, mainly due to lower amortization expense on capital leases.

       Income from operations totaled $34,789 in the third quarter of 2006, an increase of $14,751, or 73.6%, over the same period of 2005. This was due to higher sales and gross margin and lower depreciation and amortization expenses, partially offset by higher selling, general and administrative expenses.

       Other income, net in the third quarter of 2006 totaled $524, compared to $1,464 in the third quarter of 2005. Accounts receivable interest charges to customers and other interest income of $524 accounted for all of the other income, net recorded during the quarter ended September 30, 2006. Other income, net for the third quarter of 2005 included gains on the sale of real property of $754 and accounts receivable interest charges to customers and other interest income of approximately $710.

       Interest expense declined $770, or 11.8%, in the third quarter of 2006 to $5,758, down from $6,528 in the third quarter of 2005. This reduction was mainly due to lower levels of outstanding short- and long-term debt.

       The combination of increased gross margin and higher selling, general and administrative expenses, coupled with lower depreciation and amortization expenses, lower other income, net, and lower interest expenses, resulted in pre-tax earnings of $29,555 in the third quarter of 2006, an increase of $14,581, or 97.4%, compared to pre-tax earnings of $14,974 in the third quarter of 2005.

       As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $5,537 to $11,676 for the quarter ended September 30, 2006. The Company's effective tax rate decreased to 39.5% in the third quarter of 2006, down from 41.0% in the third quarter of 2005. The effective tax rate for the quarters ended September 30, 2006 and 2005 was higher than the 35% U.S. federal statutory rate primarily due to state and local income taxes.

       Net income totaled $17,879 in the third quarter of 2006, an increase of $9,044, or 102.4%, over the same period of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

       Net sales totaled $3,766,147 for the nine months ended September 30, 2006, an increase of $598,383 or 18.9%, when compared to the same nine month period ended September 30, 2005. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 18.9%, while net sales to the comm/data market rose 18.9% in the nine months ended September 30, 2006, compared to the same period of 2005.

       Gross margin increased $97,665, or 15.9%, due to the higher net sales volume recorded for the nine months ended September 30, 2006 compared to the same period of 2005. The Company's gross margin rate on net sales decreased to 18.9% during the first nine months of 2006, down from 19.4% during the same period of 2005, mainly due to the increased cost of copper-based products, primarily wire and cable.

       Selling, general and administrative expenses increased $62,436, or 11.6%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, mainly due to increased employee compensation and benefit expenses totaling approximately $56,373.

       Depreciation and amortization expenses decreased slightly to $25,473 from $25,786 mainly due to lower levels of property and equipment depreciation and lower amortization on capital leases, when comparing the nine months ended September 30, 2006 to the nine month period ended September 30, 2005.

       Income from operations totaled $86,213 for the nine months ended September 30, 2006, an increase of $35,542, or 70.1%, over the same nine month period of 2005. This was due to higher sales and gross margin and lower depreciation and amortization expenses, partially offset by higher selling, general and administrative expenses.

       Other income, net for the nine months ended September 30, 2006 totaled $9,992, compared to $4,225 for the nine months ended September 30, 2005. Gains on the sale of real property of $9,189 combined with a property impairment loss of $(1,336) accounted for the largest part of other income, net for the nine months ended September 30, 2006. Accounts receivable interest charges to customers and other interest income, accounted for the remaining $2,139 of other income, net. Other income, net for the nine months ended September 30, 2005 included gains on sale of property of $1,421 and accounts receivable interest charges to customers and other interest income of $2,804.

       Interest expense declined $1,904, or 9.4%, for the nine months ended September 30, 2006 to $18,318 from $20,222 for the same nine month period in 2005. This reduction was mainly due to lower levels of outstanding short- and long-term debt.

       The combination of increased gross margin, other income, net, and selling, general and administrative expenses, coupled with lower depreciation and amortization and lower interest expenses, resulted in pre-tax earnings of $77,887 for the nine months ended September 30, 2006, an increase of $43,213, or 124.6%, compared to the nine months ended September 30, 2005.

       As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $16,923 to $31,139 for the nine months ended September 30, 2006. The Company's effective tax rate decreased to 40.0% for the nine months ended September 30, 2006, down from 41.0% for the nine months ended September 30, 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005 were higher than the 35% U.S. federal statutory rate primarily due to state and local income taxes.

       Income before cumulative effect of accounting change for the nine months ended September 30, 2006 increased $26,290, or 128.5%, when compared to the same nine month period of 2005.

       Results for the nine months ended September 30, 2005 reflect the Company's January 1, 2005 adoption of FASB Interpretation No. 46 (FIN 46), which applies to the financing structures used in two lease arrangements between the Company and an independent lessor. The financing structures used in these two lease arrangements qualify as variable interest entities under FIN 46 and the Company's interests in the variable interest entities were required to be consolidated in the Company's financial statements beginning January 1, 2005. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, in its consolidated financial statements during the nine months ended September 30, 2005 as a consequence of the adoption of FIN 46.

       Net income for the nine months ended September 30, 2006 totaled $46,748, a $31,924, or 215.4%, increase over the same nine month period of 2005.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

       The Company has funded its capital requirements from operations, long-term debt and stock issuances to its employees.

       Cash provided by operations for the nine months ended September 30, 2006 totaled $21,556, compared to $16,290 for the same period of 2005. This $5,266 increase in cash flow from operations is mainly attributable to higher income before cumulative effect of accounting change of $26,290 and increased trade accounts payables and other current liabilities, partially offset by increases in trade receivables and merchandise inventory due to higher net sales volume.

       Current assets exceeded current liabilities by $419,702 at September 30, 2006, up $20,813 from December 31, 2005. Accounts receivable increased $106,354 due to the combined effect of higher average daily sales for the nine months ended September 30, 2006 compared to 2005 for the same period, offset by a moderate improvement in collections, as measured by average days of sales outstanding. Merchandise inventory increased $24,795 from December 31, 2005, reflecting the higher levels of inventory needed to support the growth in sales, partially offset by a moderate improvement in average inventory turnover during the nine months ended September 30, 2006, compared to the same period of 2005.

       Capital expenditures for property and equipment were $27,827 in the nine month period ended September 30, 2006 compared to $18,995 for the same period in 2005. Proceeds from the sale of property were $11,206 and $9,845, in the nine months ended September 30, 2006 and 2005, respectively, primarily due to the sale of real property.

       The Company had available to it unused lines of credit totaling $294,212 at September 30, 2006, compared to $288,831 at December 31, 2005.
These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding for the nine months ended September 30, 2006 ranged from a minimum of $28,630 to a maximum of $140,924, compared to a minimum of $25,983 and a maximum of $205,804 for the nine months ended September 30, 2005.

         Cash provided by the sale of common stock and proceeds received on common stock subscriptions totaled $6,534 in the nine months ended September 30, 2006, compared to $4,692 for the nine months ended September 30, 2005. Purchases of treasury stock in the nine months ended September 30, 2006 and 2005 were $4,736 and $4,697 respectively. Dividends paid in the nine months ended September 30, 2006 and 2005 were $11,436 and $11,118, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         The FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109", in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the impact that FIN 48 will have on its financial statements.


         The FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)", in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities. The Company has not yet evaluated the impact SFAS 158 will have on its statement of financial position.

SUBSEQUENT EVENT
----------------

         At September 30, 2006, the Company had a $200,000 accounts receivable securitization program that was to have expired in October 2006. Prior to expiration, the Company amended the program agreement to consist of a $215,000 accounts receivable securitization program that expires in October 2009.

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

Item 4.                   CONTROLS AND PROCEDURES
                          -----------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

PART II:  OTHER INFORMATION



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

         The following table sets forth information regarding purchases of Common Stock (and Voting Trust Certificates representing shares) by the Company pursuant to the foregoing provisions:

                                            ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------------------
                                      TOTAL                           AVERAGE                      TOTAL NUMBER OF SHARES
                                      NUMBER                           PRICE                        PURCHASED AS PART OF
                                        OF                             PAID                      PUBLICLY ANNOUNCED PLANS OR
       PERIOD                    SHARES PURCHASED                    PER SHARE                            PROGRAMS
----------------------------------------------------------------------------------------------------------------------------
July 1 to July 31, 2006               21,486                          $20.00                                N/A
----------------------------------------------------------------------------------------------------------------------------
August 1 to August 31,                31,372                          $20.00                                N/A
2006
----------------------------------------------------------------------------------------------------------------------------
September 1 to September              39,902                          $20.00                                N/A
30, 2006
----------------------------------------------------------------------------------------------------------------------------
Total                                 92,760                          $20.00                                N/A
----------------------------------------------------------------------------------------------------------------------------

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

         (b)   Reports on Form 8-K.

               Form 8-K was filed with the Commission on September 14, 2006, reporting a change in the Company's Board of Directors.

               Form 8-K was filed with the Commission on October 13, 2006, reporting the Company's entry into Material Definitive Agreements.

                                  SIGNATURES
                                  ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              November 10, 2006                GRAYBAR ELECTRIC COMPANY, INC.
         ---------------------------
                    (Date)


                                                     /S/ R. A. REYNOLDS, JR.
                                               ---------------------------------
                                                       R. A. REYNOLDS, JR.
                                                          PRESIDENT AND
                                                  PRINCIPAL EXECUTIVE OFFICER


                                                     /S/ D. B. D'ALESSANDRO
                                               ---------------------------------
                                                       D. B. D'ALESSANDRO
                                                   SENIOR VICE PRESIDENT AND
                                                  PRINCIPAL FINANCIAL OFFICER


                                                     /S/ MARTIN J. BEAGEN
                                               ---------------------------------
                                                       MARTIN J. BEAGEN
                                                 VICE PRESIDENT AND CONTROLLER
                                               AND PRINCIPAL ACCOUNTING OFFICER

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