Form 10-K
period 2006-12-31
GRAYBAR ELECTRIC CO INC
filed 2007-03-14
CIK 205402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                          COMMISSION FILE NUMBER 0-255

                         GRAYBAR ELECTRIC COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                 13-0794380
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MISSOURI                63105
  (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (314) 573-9200

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

     Common Stock - Par Value $1.00 Per Share with a Stated Value of $20.00

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

                                 Yes ( ) No (X)

      The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2006, was approximately $116,177,360. Pursuant to a Voting Trust Agreement, dated as of April 1, 1997, approximately 95% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on Form 10-K.

      The number of shares of Common Stock outstanding at March 14, 2007 was 6,588,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

      Information Statement relating to the 2007 Annual Meeting of Shareholders
- Part III, Items 10-14.

                                TABLE OF CONTENTS

                                                                                   PAGE(S)
                                     PART I
ITEM 1:       Business                                                               3-5
ITEM 1A:      Risk Factors                                                           5-7
ITEM 1B:      Unresolved Staff Comments                                                7
ITEM 2:       Properties                                                               7
ITEM 3:       Legal Proceedings                                                        7
ITEM 4:       Submission Of Matters To A Vote Of Security Holders                      7

                                     PART II

ITEM 5:       Market For The Registrant's Common Equity, Related Stockholder
                   Matters And Issuer Purchases Of Equity Securities                   8
ITEM 6:       Selected Financial Data                                                  9
ITEM 7:       Management's Discussion And Analysis Of Financial Condition
                   And Results Of Operations                                        9-16
ITEM 7A:      Quantitative And Qualitative Disclosures About Market Risk           16-17
ITEM 8:       Financial Statements And Supplemental Data                           17-33
ITEM 9:       Changes In And Disagreements With Accountants On
                   Accounting And Financial Disclosure                                33
ITEM 9A:      Controls And Procedures                                                 33
ITEM 9B:      Other Information                                                       33
                                    PART III

ITEM 10:      Directors And Executive Officers Of The Registrant                      34
ITEM 11:      Executive Compensation                                                  34
ITEM 12:      Security Ownership Of Certain Beneficial Owners And
                   Management And Related Stockholder Matters                         34
ITEM 13:      Certain Relationships And Related Transactions                          34
ITEM 14:      Principal Accounting Fees And Services                                  34

                                     PART IV

ITEM 15:      Exhibits, Financial Statement Schedules                              35-37
SIGNATURES                                                                            38
CERTIFICATIONS

                                     PART I

The following discussion should be read in conjunction with our accompanying audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2006, included in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in
Item 1A, "Risk Factors", of this Annual Report on Form 10-K.

All dollar amounts are stated in thousands ($000s) in the following discussion.

ITEM 1: BUSINESS

THE COMPANY

Graybar Electric Company, Inc. ("Graybar" or the "Company") is engaged in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, federal, state and municipal governments and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company's business activity is primarily with customers in the United States. Graybar also has subsidiary operations with distribution facilities in Canada, Puerto Rico and Mexico.

The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. Graybar is 100% owned by its active and retired employees and there is no public trading market for its common stock. The location of the principal executive offices of the Company is 34 North Meramec Avenue, St. Louis, Missouri 63105, and its telephone number is (314) 573-9200.

The Company maintains an Internet website at www.graybar.com. Graybar's filings with the U.S. Securities and Exchange Commission (the "SEC" or "Commission"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are accessible free of charge on our website within the "About Us" page under "Graybar SEC Filings" as soon as reasonably practicable after we file the reports with the SEC. Additionally, a copy of the Company's SEC filings can be obtained at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Also, a copy of our electronically filed materials can be obtained at www.sec.gov.

SUPPLIERS

Graybar acts as a distributor of over 1,000,000 products (stockkeeping units) of more than 4,600 manufacturers. The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party. The relationships between the Company and a number of its principal suppliers go back many years.

During 2006, the Company purchased approximately 52% of the products it distributes from its top 25 suppliers. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

PRODUCTS DISTRIBUTED

The Company stocks more than 120,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical, telecommunications and networking products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, switchgear, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, private branch exchanges (PBX), data products for local or wide area networks, fiber optic products, and cable television (CATV) products. These products are sold to customers such as contractors (commercial, industrial and residential), industrial plants, telephone companies, power utilities, federal, state and municipal governments, and commercial users.

On December 31, 2006 and 2005, the Company had orders on hand that totaled approximately $563,800 and $445,006, respectively. The increase from 2005 to 2006 reflects the Company's improved competitive performance and positive economic conditions in the electrical and comm/data markets in which the Company operates. The market for electrical products has been affected by the general decrease in new residential construction, offset by increased spending by commercial and industrial customers and the contractors that serve them. During the period from 2003 to 2005, the comm/data industry returned to positive, though moderate, growth after a period of decline. Growth in the comm/data market accelerated in 2006.

The Company expects that approximately 85% of the orders it had on hand at December 31, 2006 will be filled within the twelve-month period ending December 31, 2007. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

MARKETING

Graybar sells its products through a network of distribution facilities located in thirteen geographical districts throughout the United States. The Company maintains a main distribution facility in each district along with a number of branch distribution facilities, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located. In addition, the Company maintains seven zone warehouses and three service centers containing inventories of both standard and specialized products. Both the zone warehouses and service centers replenish the inventories carried at the main and branch distribution facilities and make shipments directly to customers. The Company has subsidiary operations with additional distribution facilities located in Canada, Puerto Rico and Mexico.

The distribution facilities operated by the Company at December 31, 2006 are shown below:

                                                      Number of Branch
                        Location of Main           Distribution Facilities
      District          Distribution Facility            In District*              Zone Warehouses
      --------          ---------------------            -----------               ---------------
      Boston            Boston, MA                           12                    Austell, GA
      California        City of Industry, CA                 20                    Fresno, CA
      Dallas            Dallas, TX                           14                    Joliet, IL
      Chicago           Glendale Heights, IL                 19                    Richmond, VA
      Minneapolis       Minneapolis, MN                      16                    Springfield, MO
      New York          Parsippany, NJ                       12                    Stafford, TX
      Atlanta           Norcross, GA                         20                    Youngstown, OH
      Phoenix           Phoenix, AZ                           9
      Pittsburgh        Pittsburgh, PA                       19
      Richmond          Richmond, VA                         17
      Seattle           Seattle, WA                          11
      St. Louis         St. Louis, MO                        13
      Tampa             Riverview, FL                        20

      *Includes Service Centers

                                                         Number of
                                                        Distribution
                                                         Facilities
                                                         ----------
      Graybar Electric Canada, Ltd.
       Halifax, Nova Scotia, Canada                          27
      Graybar International, Inc.
       Carolina, Puerto Rico                                  1
      Graybar de Mexico, S.de R.L. de C.V.
       Mexico City, Mexico                                    3

Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately 60% and 59% of the orders were filled from the Company's inventory in 2006 and 2005, respectively, and the remainder were shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of trade receivables and trade accounts payable terms with its suppliers. The Company's short-term borrowing facilities are also used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

The Company distributes its products to more than 160,000 customers, which fall into three principal classes. The following list shows the estimated percentage of the Company's total sales attributable to each of these classes for the last three years:

                                                       Percentage of Sales
      Class of Customers                             Years Ended December 31,
      ------------------                           ----------------------------
                                                   2006        2005        2004
                                                   ----        ----        ----
      Electrical Contractors                       49.8%       45.0%       44.5%
      Commercial & Industrial                      18.9        22.3        21.5
      Voice and Data Communications                19.9        19.4        21.3

At December 31, 2006, the Company employed approximately 3,100 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives who work in the field making sales to customers at the work site. The remainder of the sales personnel were sales and marketing managers and telemarketing, advertising, quotation, counter and clerical personnel.

COMPETITION

The Company believes that it is one of the three largest wholesale distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the three largest wholesale distributors account for only a small portion of the total market. The balance of the market is made up of several thousand independent distributors operating on a local, regional or national basis and manufacturers who sell their products directly to end users.

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

FOREIGN SALES

Sales by the Company to customers in foreign countries accounted for approximately five percent (5%) of consolidated revenues in 2006, 2005, and 2004. Subsidiaries of the Company have operations in Canada, Puerto Rico and Mexico. Limited export activities are handled from Company facilities in Texas, Arizona and California. Long-lived assets located outside the United States represented approximately one percent (1%) of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

EMPLOYEES

At December 31, 2006, the Company employed approximately 8,400 persons on a full-time basis. Approximately 165 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

ITEM 1A: RISK FACTORS

Our business, financial condition and results are subject to various risks, including those discussed below. The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results.

WE PURCHASE 100% OF THE PRODUCTS WE SELL TO OUR CUSTOMERS FROM OTHER PARTIES. As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our company that we, in turn, sell to our customers. Nearly 52% of our purchases are made from only 25 manufacturers. A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost revenue and, in rare cases, damages for late or non-delivery.

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

OUR BUSINESS FLUCTUATES WITH GENERAL ECONOMIC CONDITIONS, PARTICULARLY IN THE RESIDENTIAL, COMMERCIAL AND INDUSTRIAL BUILDING CONSTRUCTION INDUSTRIES. Our operating locations are widely distributed geographically across the United States and, to a lesser extent, Canada. Customers for both electrical and comm/data products are similarly diverse -- we have over 160,000 customers and our largest customer accounts for less than 2% of our total revenue. While our geographic and customer concentrations are relatively low, our performance is dependent on favorable conditions in both the general economy and the construction industry. Conditions in the construction industry are greatly influenced by the general level of interest rates. Since we derive a substantial portion of our business from electrical construction contractors, revenue could be negatively impacted should interest rates rise or other general economic conditions deteriorate to levels that depress building activity.

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

More specifically, with respect to asbestos litigation, as of December 31, 2006, approximately 3,109 individual cases and 188 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products sold by us. Additional claims will likely be filed against us in the future. Our insurance carriers have historically borne all costs and liability with respect to this litigation and are continuing to do so. Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers. Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants. Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

OUR FINANCING ARRANGEMENTS AND LOAN AGREEMENTS CONTAIN FINANCIAL COVENANTS AND CERTAIN OTHER RESTRICTIONS ON OUR ACTIVITIES AND THOSE OF OUR SUBSIDIARIES. Our senior unsecured notes, revolving credit facility, and asset-backed commercial paper credit arrangement impose contractual limits on our ability, and the ability of most of our subsidiaries, to take certain actions. In addition, we are required to maintain acceptable financial ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants. Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities. While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK. The Company's capital stock is 100% owned by its employees and retirees. Common stock may not be sold by the holder thereof, except after first offering it to the Company. The Company has always exercised this purchase option in the past and expects that it will continue to do so. As a result, no public market for our common stock exists, nor is one expected to develop. This lack of a public market for the Company's common stock may limit Graybar's ability to raise large amounts of equity capital.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2: PROPERTIES

As of December 31, 2006, the Company has seven zone warehouses ranging in size from approximately 160,000 to 300,000 square feet. The lease arrangements used to finance four of the zone warehouses are discussed in Note 7 to the Consolidated Financial Statements, located in Item 8, Financial Statement and Supplemental Data. Of the remaining three zone warehouses, one is owned and two are leased. The remaining lease terms on these facilities range from approximately two to five years.

As of December 31, 2006, the Company has three service centers ranging in size from 143,000 to 210,000 square feet. All three service centers are leased. The lease arrangements used to finance two of the service centers are discussed in
Note 7 to the Consolidated Financial Statements, located in Item 8, Financial Statement and Supplemental Data. The remaining lease term on the third service center is three years.

At December 31, 2006, the Company operated in thirteen geographical districts in the United States, each of which maintains a main distribution facility (ranging from approximately 50,000 to 170,000 square feet) that consists primarily of warehouse space. A small portion of the space in each of the main distribution facilities is used for offices. The Company owns ten of the main distribution facilities and leases three. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from nine to twenty and totals 199 for all districts. The branch facilities range in size from approximately 1,000 square feet to 130,000 square feet, with the average being approximately 30,000 square feet. The Company owns 111 of the branch facilities and leases 88. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

As of December 31, 2006, the Company has twenty-seven distribution facilities in Canada, of which nine are owned and eighteen are leased. These range in size from approximately 5,000 to 60,000 square feet. The Company has a 22,000 square foot leased facility in Puerto Rico and three leased facilities in Mexico ranging in size from approximately 1,300 to 13,000 square feet.

The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

As of December 31, 2006, the Company had granted mortgages or other security interests on fifteen buildings securing approximately $60,420 in debt. Ten of the fifteen facilities are subject to security interests totaling $56,720 under two lease arrangements with an independent lessor. Another four of the fifteen facilities are subject to first mortgages securing fixed and variable rate notes, of which $500 in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 5.87% note, of which $3,200 in principal remains outstanding.

ITEM 3: LEGAL PROCEEDINGS

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is 100% owned by its active and retired employees and there is no public trading market for its Common Stock. Since 1928, substantially all of the issued and outstanding shares of Common Stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2006, approximately 95% of the Common Stock was held in a Voting Trust that expires by its terms on March 31, 2007. A new Voting Trust Agreement will be established effective March 16, 2007 which expires on March 15, 2017. The participation of shareholders in a voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in a newly formed voting trust hold their Common Stock as the shareholders of record. As of March 12, 2007, 4,061 shareholders owning 4,898,326 shares of Common Stock, or approximately 75% of the total shares outstanding, have agreed to deposit their shares into the new Voting Trust Agreement.

No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Certificates issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Certificates) at the price at which the shares were issued. The Company also has the option to purchase at the issue price the Common Stock (or Voting Trust Certificates) of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past, all shares issued by the Company have been issued at $20.00 per share. The Company has always exercised its repurchase option, and expects to continue to do so.

The following table sets forth information regarding purchases of Common Stock (and Voting Trust Certificates representing shares) by the Company pursuant to the foregoing provisions:

ISSUER PURCHASES OF EQUITY SECURITIES

                                               TOTAL
                                               NUMBER             AVERAGE            TOTAL NUMBER OF SHARES
                                              OF SHARES        PRICE PAID PER     PURCHASED AS PART OF PUBLICLY
               PERIOD                         PURCHASED            SHARE           ANNOUNCED PLANS OR PROGRAMS
October 1 to October 31, 2006                  40,922              $20.00                      N/A
November 1 to November 30, 2006                17,696              $20.00                      N/A
December 1 to December 31, 2006                10,722              $20.00                      N/A
Total                                          69,340              $20.00                      N/A

CAPITAL STOCK DATA
FOR THE YEAR ENDED DECEMBER 31, 2006:                            NUMBER OF
TITLE OF CLASS                                                SECURITY HOLDERS           NUMBER OF SHARES
Common Stock                                                         112                      291,703
Voting Trust Certificates for Common Stock                         5,507                    6,147,286

DIVIDEND DATA
PERIOD                                                               2006           2005           2004
First Quarter                                                       $0.30          $0.30          $0.30
Second Quarter                                                       0.30           0.30           0.30
Third Quarter                                                        0.30           0.30           0.30
Fourth Quarter                                                       1.10           1.10           1.10
Total                                                               $2.00          $2.00          $2.00

On December 14, 2006, a ten percent (10%) stock dividend was declared to shareholders of record on January 3, 2007. Shares representing this dividend were issued on February 1, 2007.

On December 8, 2005, a five percent (5%) stock dividend was declared to shareholders of record on January 3, 2006. Shares representing this dividend were issued on February 1, 2006.

ITEM 6: SELECTED FINANCIAL DATA

             Five Year Selected Consolidated Financial Data Summary
                 (Stated in thousands except for per share data)

FOR THE YEARS ENDED DECEMBER 31,                     2006           2005           2004           2003           2002
---------------------------------------------------------------------------------------------------------------------
Gross sales                                   $ 5,028,827    $ 4,304,187    $ 4,093,462    $ 3,813,272    $ 3,986,954
Cash discounts                                    (19,684)       (16,144)       (13,909)       (10,820)       (12,062)
                                              -----------    -----------    -----------    -----------    -----------
NET SALES                                     $ 5,009,143    $ 4,288,043    $ 4,079,553    $ 3,802,452    $ 3,974,892
GROSS MARGIN (A)                                  961,451        811,034        797,010        762,417        779,465
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                   57,388         22,398         14,018          8,465         11,401
Cumulative effect of change in accounting
  principle, net of $3,587 tax effect (B)              --         (5,634)            --             --             --
NET INCOME                                         57,388         16,764         14,018          8,465         11,401
Net income applicable to common stock (C)          57,388         16,764         14,017          8,463         11,399
Average common shares outstanding (D)               6,442          6,400          6,593          6,922          7,213
Income per share of common stock
  before cumulative effect of change
  in accounting principle (D)                 $      8.91    $      3.50    $      2.13    $      1.22    $      1.58
Cumulative effect of change
  in accounting principle per share (D)                --          (0.88)            --             --             --
NET INCOME PER SHARE OF COMMON STOCK (D)      $      8.91    $      2.62    $      2.13    $      1.22    $      1.58
CASH DIVIDENDS PER COMMON SHARE               $      2.00    $      2.00    $      2.00    $      2.00    $      2.00
Total assets                                  $ 1,508,246    $ 1,443,387    $ 1,451,372    $ 1,422,130    $ 1,400,171
Long-term debt                                $   203,869    $   233,527    $   205,603    $   254,381    $   266,710
---------------------------------------------------------------------------------------------------------------------

(A) Reflects reclassification of outgoing freight from cost of merchandise sold to selling, general and administrative expenses for all periods prior to 2005. Prior to reclassifying outgoing freight, gross margin in 2004, 2003, and 2002 was $783,781, $734,466, and $745,101, respectively.

(B)   2005 results reflect the adoption of Financial Accounting Standards Board
      (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities
      - an interpretation of ARB No. 51", (FIN 46) and its subsequent revision FIN 46R.

(C) Income applicable to common stock reflects net income less preferred stock dividends.

(D) All periods adjusted for the declaration of a 10% stock dividend declared in December 2006 and a 5% stock dividend declared in December 2005. Prior to these adjustments, the average common shares outstanding for 2005, 2004, 2003, and 2002 were 5,541, 5,709, 5,993, and 6,245, respectively.

This summary should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this annual report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis provides a narrative on the Company's financial performance and condition for the three-year period ended December 31, 2006. This discussion should be read in conjunction with the accompanying financial statements.

BUSINESS OVERVIEW

The Company experienced significant increases in sales, net income, and cash flow during 2006.

Growth in net sales was strong in both the electrical and comm/data markets in which the Company operates. This growth was attributable to the combined impact of the Company's improved competitive performance, the positive economic climate prevailing in North America, and rising prices for the products it sells.

The improvement in net income was driven by double-digit growth in gross margin, coupled with the Company's continued attention to controlling expenses. Productivity gains associated with the upgrade of the Company's information technology platform were particularly evident in 2006.

Strong cash flow was recorded due to the Company's increased profitability and better working capital management. The Company funded its capital expenditures with operational cash flow, while also substantially reducing both short- and long-term debt and finishing the year with a significant cash balance.

Moderate growth in sales and continued profitability is expected for 2007.

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of sales:

FOR THE YEARS ENDED DECEMBER 31,              2006                        2005                        2004
------------------------------------------------------------------------------------------------------------------
                                       DOLLARS     PERCENT         Dollars     Percent         Dollars     Percent
                                       -------     -------         -------     -------         -------     -------
NET SALES                          $ 5,009,143       100.0%    $ 4,288,043       100.0%    $ 4,079,553       100.0%
Cost of merchandise sold            (4,047,692)      (80.8)     (3,477,009)      (81.1)     (3,282,543)      (80.5)
------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                           961,451        19.2         811,034        18.9         797,010        19.5
 Selling, general and
   administrative expenses            (771,021)      (15.4)       (674,005)      (15.7)       (677,892)      (16.6)
 Taxes, other than income
   taxes                               (43,566)       (0.9)        (41,328)       (1.0)        (40,758)       (1.0)
 Depreciation and
   amortization                        (34,260)       (0.7)        (34,644)       (0.8)        (36,516)       (0.9)
Other income, net                        9,418         0.2           3,732         0.1           5,556         0.1
------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                 122,022         2.4          64,789         1.5          47,400         1.1
Interest expense                       (23,019)       (0.5)        (26,470)       (0.6)        (23,453)       (0.6)
------------------------------------------------------------------------------------------------------------------
Income before provision
   for income taxes and
   cumulative effect of
   change in accounting
   principle                            99,003         1.9          38,319         0.9          23,947         0.5
------------------------------------------------------------------------------------------------------------------
Provision for income taxes             (41,615)       (0.8)        (15,921)       (0.4)         (9,929)       (0.2)
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                  57,388         1.1          22,398         0.5          14,018         0.3
------------------------------------------------------------------------------------------------------------------
Cumulative effect of change
  in accounting principle                   --          --          (5,634)       (0.1)             --          --
------------------------------------------------------------------------------------------------------------------
NET INCOME                         $    57,388         1.1%    $    16,764         0.4%    $    14,018         0.3%
------------------------------------------------------------------------------------------------------------------

2006 COMPARED TO 2005

Net sales totaled $5,009,143 in 2006, compared to $4,288,043 last year, an increase of $721,100, or 16.8%. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 16.6%, while net sales to the comm/data market rose 17.0% in 2006 compared to 2005.

The increase in net sales was largely attributable to the Company's improved competitive performance and positive general economic conditions in North America during 2006. Significant inflation in the price of copper-based products, mainly wire and cable, also positively impacted net sales. Electrical market net sales were particularly strong in the construction sector. Growth in the overall comm/data market accelerated in 2006 and, coupled with the Company's improved penetration of this market, resulted in higher net sales to comm/data customers.

Gross margin increased $150,417, or 18.5%, due to the higher net sales volume in 2006 compared to 2005. The Company's gross margin rate on net sales increased to 19.2% during 2006, up from 18.9% in 2005.

Selling, general and administrative expenses as a percentage of sales were 15.4% in 2006, compared to 15.7% in 2005. Selling, general and administrative expenses increased $97,016, or 14.4%, to $771,021 in 2006 from $674,005 in 2005. The increase was mainly due to increased employee compensation and benefit expenses, including incentive compensation, totaling approximately $92,000.

Taxes, other than income taxes, increased $2,238, or 5.4%, from $41,328 in 2005 to $43,566 in 2006. This increase was due to increases in local property and payroll tax expenses.

Depreciation and amortization expenses in 2006 decreased slightly to $34,260 from $34,644 in 2005, mainly due to lower amortization on capital leases.

Other income, net of $9,418 in 2006 included net gains on the disposal of property of $8,820 combined with property impairment losses of $(2,575). Accounts receivable interest charges to customers and other interest income accounted for the remaining $3,173 of other income, net in 2006. Other income, net in 2005 included net gains on the disposal of property of $1,818 and accounts receivable interest charges to customers of $1,124.

The net book value of two real estate properties that the Company listed for sale in 2006 was greater than the listed selling price less expected selling costs. The Company determined that the expected sale of these properties met the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in FASB Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance therewith, the Company recorded impairment losses totaling $(2,575) to account for the expected losses on the sale of these two properties. The impairment losses are included in other income, net in the Consolidated Statements of Income for the year ended December 31, 2006. The properties are expected to be sold within the year. Therefore, the properties, with a book value of $8,116, are considered to be held for sale at December 31, 2006 and accordingly, shall not be depreciated while so classified.

Income from operations totaled $122,022 in 2006, an increase of $57,233, or 88.3%, from $64,789 in 2005. The increase was due to higher gross margin and other income, net, and lower depreciation and amortization expenses, partially offset by higher selling, general and administrative expenses.

Interest expense declined $3,451, or 13.0%, to $23,019 in 2006 from $26,470 in 2005. This reduction was mainly due to lower levels of outstanding short- and long-term debt.

The combination of increased gross margin, other income, net, and selling, general and administrative expenses, coupled with lower depreciation and amortization expenses and lower interest expenses, resulted in pre-tax earnings of $99,003 for the year ended December 31, 2006, an increase of $60,684, or 158.4%, compared to the year ended December 31, 2005.

The Company's total provision for income taxes increased $25,694 to $41,615 for the year ended December 31, 2006 as a result of higher pre-tax earnings. The Company's effective tax rate increased to 42.0% for the year ended December 31, 2006, up from 41.5% in 2005. The 2006 and 2005 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income for 2006 increased $40,624, or 242.3%, to $57,388 in 2006 from $16,764 in 2005. A portion of the increase was attributable to the cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, recorded by the Company in 2005 as a consequence of the adoption of FIN 46, and its subsequent revision, FIN 46R.

2005 COMPARED TO 2004

Net sales increased $208,490, or 5.1%, in 2005 compared to 2004. Higher net sales resulted from the combined impact of continued, strong economic growth in the electrical market, particularly the construction and industrial sectors, and by modest, though improving, growth in sales to customers in the comm/data market. The impact of inflation on sales and cost of merchandise sold was evident in 2005, particularly during the fourth quarter. For the year, electrical market sales rose 6.4%, while sales to the comm/data market increased 1.3%.

Gross margin increased $14,024, or 1.8%, due to the higher sales volume generated by the Company in 2005.

Selling, general and administrative expenses decreased $3,887, or 0.6%, in 2005 compared to 2004. This decline was due primarily to decreases in computer, networking and other technology expenses of approximately $8,100 as a result of the completion of the Company's Enterprise Resource Planning (ERP) system rollout. The decrease in these technology-related expenses was partially offset by an increase in employee salaries and incentive compensation of approximately $5,000 and an increase in employee benefit expenses of nearly $1,675.

Taxes, other than income taxes increased $570 due to the combined impact of payroll taxes on increased employee compensation and higher local property taxes.

Depreciation and amortization expenses declined $1,872 in 2005, mainly due to reduced amortization charges on capital leases.

Other income, net includes net gains on the disposal of property of $1,818 and $1,882 in 2005 and 2004, respectively. Accounts receivable interest charges to customers totaled $1,124 in 2005, compared to $1,205 in 2004.

Interest expense increased $3,017 in 2005 compared to 2004, due to the adoption of FIN 46, as discussed below. Upon consolidation of certain lease arrangements previously treated as operating leases on January 1, 2005, subsequent payments under these arrangements of $4,200 are characterized as interest expense rather than as rent expense. Increased interest expense on short-term debt was caused by higher interest rates. The average amount of short-term borrowings outstanding during 2005 and 2004 totaled $135,000 and $146,000 at weighted-average interest rates of 3.51% and 1.69%, respectively. Lower interest expense on long-term debt and interest rate swaps more than offset the increase in interest expense on short-term borrowings.

The combined effect of increased gross margin, lower selling, general and administrative expenses and depreciation and amortization expenses, coupled with a limited increase in interest expense and lower, though positive other income, net resulted in improved pre-tax earnings of $38,319 in 2005. This represents a $14,372, or 60%, increase over 2004 results.

As of January 1, 2005, the Company adopted the provisions of FIN 46, and its subsequent revision, FIN 46R, which apply to the financing structures used in two lease arrangements between the Company and an independent lessor. The financing structures used in these two lease arrangements qualify as variable interest entities under FIN 46, and the Company's interests in the variable interest entities were required to be consolidated in the Company's financial statements beginning with the first quarter of 2005. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, in its consolidated financial statements during the first quarter of 2005 as a result of the adoption of FIN 46.

Provision for income taxes was $15,921 in 2005 compared to $9,929 in 2004. The effective tax rate in 2005 was 41.5%, unchanged from 2004.

Net income increased 19.6% to $16,764 in 2005, compared to $14,018 in 2004.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow Information
(stated in thousands)                                               2006          2005          2004
                                                                    ----          ----          ----
      Net cash flow provided (used) by operations               $160,319      $ 77,049      $(16,417)
      Capital expenditures                                       (45,494)      (30,233)      (24,100)
      Net cash flow used by investing activities                 (32,897)       (4,308)      (19,741)
      Net cash flow (used) provided by financing activities      (84,286)      (73,628)       26,958

The Company has funded its capital requirements from cash flow provided by operations, stock issuances to its employees and long-term debt.

      OPERATING ACTIVITIES

      Cash provided by operations was $160,319 in 2006 compared to $77,049 in 2005 and cash used of $(16,417) in 2004. The increase in cash flow from 2005 to 2006 was a result of increased income before the cumulative effect of change in accounting principle of $34,990, a $42,648 decrease in merchandise inventory, an increase in trade accounts payable of $42,860, partially offset by an increase in trade receivables of $64,210. The increase in trade receivables resulted primarily from the increase in sales experienced by the Company. The average number of days of sales in trade receivables at December 31, 2006 decreased moderately from the average number of days at December 31, 2005. Merchandise inventory levels were lower at December 31, 2006 when compared to December 31, 2005. Average inventory turnover improved significantly when comparing December 31, 2006 to December 31, 2005. This improvement in working capital management resulted in current assets exceeding current liabilities by $415,465 at December 31, 2006, up $16,576 from December 31, 2005.

      INVESTING ACTIVITIES

      Capital expenditures for property were $45,494, $30,233, and $24,100, and proceeds from the disposal of property were $11,887, $25,036, and $3,565, for the years ended December 31, 2006, 2005, and 2004, respectively. The proceeds received resulted primarily from the sale of real property.

      FINANCING ACTIVITIES

      The excess of cash provided by operations over investing activities enabled the Company to reduce short-term debt by $42,243 and long-term debt by $31,885 in 2006. Reductions in short- and long-term debt during 2005 were $11,847 and $48,803, respectively.

      Cash provided by the sale of common stock amounted to $7,401, $5,215, and $361, and purchases of treasury stock were $6,123, $5,803, and $6,909 for the years ended December 31, 2006, 2005, and 2004, respectively. Dividends paid were $11,436, $11,118, and $11,620 for the years ended December 31, 2006, 2005, and 2004, respectively.

Liquidity

The Company has an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that had previously consisted of a $100,000, 364-day facility that was to have expired in July 2006. Prior to expiration, the Company amended the Credit Agreement to consist of a $150,000, 364-day facility that expires in July 2007. There were no amounts outstanding under the Credit Agreement at December 31, 2006 and 2005.

At December 31, 2006, the Company had a $215,000 accounts receivable securitization program that expires in October 2009. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the securitization program at December 31, 2006, compared to $20,000 at December 31, 2005.

At December 31, 2006, the Company had available to it unused lines of credit amounting to $377,076 compared to $288,831 at December 31, 2005. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding during 2006 and 2005 ranged from a minimum of $13,667 and $25,983 to a maximum of $140,924 and $205,804, respectively. The Company also reduced its outstanding long-term debt by $31,885 from a balance (including current portion) of $265,660 at December 31, 2005 to $236,188 at December 31, 2006.

The Credit Agreement, the accounts receivable securitization program, and certain other note agreements have various covenants that limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company is in compliance with all covenants as of December 31, 2006.

The Company has two lease arrangements with an independent lessor which provide $58,777 of financing for eight of the Company's distribution facilities as of December 31, 2006. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lessor's lenders, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

The financing structures used in these two lease arrangements qualify as silos of a variable interest entity under FIN 46. On January 1, 2005, the Company adopted the provisions of FIN 46, which was subsequently amended by FIN 46R, and in accordance therewith, as the primary beneficiary, consolidated these silos in its financial statements as if the interpretations of FIN 46 had been in place from the inception of these leases. The impact of consolidation increased the Company's property by $64,257, the net book value of the nine distribution facilities then financed under the two leases. Additionally, the Company increased long-term debt by $70,906 and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, during the first quarter of 2005 to affect the consolidation. The Company has treated the adoption of FIN 46 as a non-cash item in its consolidated statements of cash flows.

Three of the nine distribution facilities financed by the two lease arrangements were sold during 2005. In accordance with the terms of the lease financing agreements, the Company substituted two properties under one of the leases and also granted mortgages on two other properties in a replacement transaction. As of December 31, 2006, the consolidated silos included in the Company's financial statements have a net property balance of $42,536, long-term debt of $56,720, and a minority interest of $2,057. At December 31, 2005, the consolidated silos included in the Company's financial statements had a net property balance of $43,446, long-term debt of $56,720, and a minority interest of $2,057. Under the terms of the lease arrangements, the Company's maximum exposure to loss at December 31, 2006, in respect of the properties subject to the two lease arrangements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following contractual obligations as of December 31, 2006:

                                                            2008         2010         2012
                                                            and          and          and
(stated in thousands)             Total        2007         2009         2011        Beyond
---------------------           --------     --------     --------     --------     --------
Long-term debt obligations      $246,556     $ 46,134     $110,092     $ 70,583     $ 19,747
Capital lease obligations          2,816          564        1,126        1,126           --
Operating lease obligations       99,916       24,821       36,140       15,355       23,600
Purchase obligations             566,019      566,019           --           --           --
                                --------     --------     --------     --------     --------
       Total                    $915,307     $637,538     $147,358     $ 87,064     $ 43,347

Long-term debt and capital lease obligations consist of principal and interest payments.

Purchase obligations consist primarily of open inventory purchase orders made in the normal course of business. Many of these obligations may be cancelled with limited or no financial penalties.

The table above does not include $43,449 of accrued, unfunded pension cost and $81,714 of accrued, unfunded employment-related benefit obligations, of which $74,447 is related to the Company's postretirement benefits plan, because it is not certain when the obligations will be paid. The Company also expects to make contributions totaling approximately $40,000 to its defined benefit pension plan during 2007 that are not included in the table.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes the following accounting policies have the potential to have a more significant impact on the financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

Revenue Recognition

Revenues are recognized when evidence of a customer arrangement exists, prices are fixed and determinable, and product title, ownership and risk of loss transfers to the customer. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company's standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic's lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management's expectations, additional allowances may be required if the financial condition of the Company's customers were to deteriorate.

Income Taxes

Deferred tax assets and liabilities are recorded based on the Company's assessment of future taxes to be paid in the jurisdictions in which the Company operates. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of the Company's current tax exposures. Based on the Company's evaluation of the tax positions it takes on the various tax returns it files, the Company believes it was adequately reserved for these issues at December 31, 2006.

Merchandise Inventory

The Company values its inventories at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. In assessing the ultimate realization of inventories, the Company makes judgments as to its return rights to suppliers and future demand requirements. If actual future demand, market conditions or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required.

Pension Plan

The Company's pension plan expense and obligations are determined based on the selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rate used to discount plan liabilities. While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension plan obligation and future pension expense. In 2006, the Company's expected long-term rate of return on plan assets was 8.00%, down from 8.25% in 2005. The discount rate used to discount plan liabilities was changed to 5.75% at December 31, 2006, up from 5.50% at December 31, 2005. The Company has elected to continue to use an expected long-term rate of return on plan assets of 8.00% for 2007. The change in assumptions and return on assets experienced by the plan are expected to result in 2007 pension expense of approximately $32,500.

Supplier Volume Incentives

The Company's agreements with many of its suppliers provide for the Company to earn incentives based on purchases during the agreement period. These agreements typically provide for the incentives to be paid in arrears and the Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. Amounts received have historically been within management's estimates. In the event that the operating performance of the Company's suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the incentives would continue to be included in future agreements.

NEW ACCOUNTING STANDARDS

The FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109" (FIN 48), in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (first quarter of 2007 for calendar year companies). The Company continues to evaluate the impact that FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Instruments" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the impact SFAS 157 will have on its financial statements.

The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities.

The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The amounts recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,449 and $74,447, respectively, as of December 31, 2006.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the amount ($70,689) of variable rate debt outstanding at December 31, 2006, a one-percent (1%) increase in interest rates would increase the Company's interest expense by $707 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                                  Fair
                                                                                                                 Market
                                                                                         There-                  Value
(stated in thousands)              2007       2008       2009       2010       2011      After        Total     12/31/06
---------------------              ----       ----       ----       ----       ----      ------       -----     --------
Long-term debt principal
payments by expected
maturity dates, including
current portion
  Fixed-rate debt                $32,213     32,249     32,255     34,863     29,063     18,523     $179,166    $176,431
  Average interest rate             7.14%      7.14%      7.14%      7.04%      7.12%     6.61%

  Variable-rate debt             $   106     27,767     29,058         52         39         --     $ 57,022    $ 57,022
  Average interest rate             6.98%      6.93%      6.92%      6.75%      6.75%        --

  Short-term variable-
    rate borrowings              $13,667                                                            $ 13,667    $ 13,667
  Average interest rate             6.00%

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

In September 2000, the Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement. The agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments, with the Company being paid a London Interbank Offered Rate (LIBOR) floating rate and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the agreement at December 31, 2006 was approximately $(3,160). The negative value of this agreement reflects the low level of interest rates generally.

FOREIGN EXCHANGE RATE RISK

The Company conducts business in Canada and Mexico. Exposure to foreign currency exchange rate fluctuations is not material.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

This document contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. The results herein are not necessarily indicative of the results to be expected in any future periods. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A, "Risk Factors", of the Annual Report on Form 10-K.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           [ERNST & YOUNG letterhead]

The Board of Directors and Shareholders
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

                                                /s/ Ernst & Young LLP

St. Louis, Missouri
February 23, 2007

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                 (Stated in thousands except for per share data)

FOR THE YEARS ENDED DECEMBER 31,                                                     2006           2005           2004
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                                     $ 5,009,143    $ 4,288,043    $ 4,079,553
Cost of merchandise sold                                                       (4,047,692)    (3,477,009)    (3,282,543)
-----------------------------------------------------------------------------------------------------------------------
     GROSS MARGIN                                                                 961,451        811,034        797,010
Selling, general and administrative expenses                                     (771,021)      (674,005)      (677,892)
Taxes, other than income taxes                                                    (43,566)       (41,328)       (40,758)
Depreciation and amortization                                                     (34,260)       (34,644)       (36,516)
Other income, net                                                                   9,418          3,732          5,556
-----------------------------------------------------------------------------------------------------------------------
     INCOME FROM OPERATIONS                                                       122,022         64,789         47,400
Interest expense                                                                  (23,019)       (26,470)       (23,453)
-----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative effect
  of change in accounting principle                                                99,003         38,319         23,947
-----------------------------------------------------------------------------------------------------------------------
Provision for income taxes
  Current                                                                         (47,563)        (3,885)       (12,772)
  Deferred                                                                          5,948        (12,036)         2,843
-----------------------------------------------------------------------------------------------------------------------
     Total provision for income taxes                                             (41,615)       (15,921)        (9,929)
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                        57,388         22,398         14,018
-----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle, net of
  $3,587 tax effect                                                                    --         (5,634)            --
-----------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                               $    57,388    $    16,764    $    14,018
-----------------------------------------------------------------------------------------------------------------------
Income per share of common stock before cumulative effect
  of change in accounting principle (A)                                       $      8.91    $      3.50    $      2.13
-----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle per share (A)                      --          (0.88)            --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK (A)                                      $      8.91    $      2.62    $      2.13
-----------------------------------------------------------------------------------------------------------------------

(A)   Adjusted for the declaration of a 10% stock dividend in 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

            (Stated in thousands except for share and per share data)

AS OF DECEMBER 31,                                                                                        2006           2005
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------------
   CURRENT ASSETS
     Cash and cash equivalents                                                                     $    52,210    $     9,074
     Trade receivables (less allowances of $8,522 and $7,526,
       respectively)                                                                                   698,190        633,980
     Merchandise inventory                                                                             385,479        428,127
     Other current assets                                                                               19,302         15,587
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                                        1,155,181      1,086,768
-----------------------------------------------------------------------------------------------------------------------------
   PROPERTY, AT COST
     Land                                                                                               44,135         37,958
     Buildings                                                                                         311,148        301,474
     Furniture and fixtures                                                                            158,757        157,470
     Software                                                                                           76,906         76,906
     Capital leases                                                                                      2,413          3,741
-----------------------------------------------------------------------------------------------------------------------------
         Total Property, at cost                                                                       593,359        577,549
         Less - accumulated depreciation and amortization                                             (267,013)      (257,700)
-----------------------------------------------------------------------------------------------------------------------------
         Net Property                                                                                  326,346        319,849
-----------------------------------------------------------------------------------------------------------------------------
   OTHER NON-CURRENT ASSETS                                                                             26,719         36,770
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                              $ 1,508,246    $ 1,443,387
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings                                                                         $    13,667    $    55,910
     Current portion of long-term debt                                                                  32,319         32,133
     Trade accounts payable                                                                            503,408        460,548
     Accrued payroll and benefit costs                                                                 112,549         66,711
     Other accrued taxes                                                                                13,010         12,715
     Dividends payable                                                                                   6,494          6,139
     Other current liabilities                                                                          58,269         53,723
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                                     739,716        687,879
-----------------------------------------------------------------------------------------------------------------------------
   POSTRETIREMENT BENEFITS LIABILITY                                                                    74,447         77,524
-----------------------------------------------------------------------------------------------------------------------------
   PENSION LIABILITY                                                                                    43,449         60,081
-----------------------------------------------------------------------------------------------------------------------------
   LONG-TERM DEBT                                                                                      203,869        233,527
-----------------------------------------------------------------------------------------------------------------------------
   OTHER NON-CURRENT LIABILITIES                                                                         4,042          2,941
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                           1,065,523      1,061,952
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Shares at December 31,
                                                                           2006           2005
-----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
   CAPITAL STOCK
       Common, stated value $20.00 per share,
         Authorized                                                  15,000,000     15,000,000
         Issued to voting trustees                                    6,158,008      5,505,983
         Issued to shareholders                                         291,703        309,412
         In treasury, at cost                                           (10,722)       (22,992)
-----------------------------------------------------------------------------------------------------------------------------
         Outstanding Common Stock                                     6,438,989      5,792,403         128,780        115,848
-----------------------------------------------------------------------------------------------------------------------------
       Common shares subscribed                                         506,662        378,538          10,133          7,571
         Less - subscriptions receivable                               (506,662)      (378,538)        (10,133)        (7,571)
-----------------------------------------------------------------------------------------------------------------------------
   RETAINED EARNINGS                                                                                   342,878        308,935
   ACCUMULATED OTHER COMPREHENSIVE LOSS                                                                (28,935)       (43,348)
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                                    442,723        381,435
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 1,508,246    $ 1,443,387
-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Stated in thousands)

FOR THE YEARS ENDED DECEMBER 31,                                               2006          2005          2004
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Income before cumulative effect of change in accounting principle      $ 57,388      $ 22,398      $ 14,018
---------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided (used) by operations -
       Depreciation and amortization                                         34,260        34,644        36,516
       Deferred income taxes                                                 (5,948)       12,036        (2,843)
       Net gain on disposal of property                                      (8,820)       (1,818)       (1,882)
       Loss on impairment of property                                         2,575            --            --
       Changes in assets and liabilities:
         Trade receivables                                                  (64,210)       (9,252)      (67,761)
         Merchandise inventory                                               42,648        45,085        10,121
         Other current assets                                                (3,715)       10,792        (8,564)
         Other non-current assets                                             9,341        (8,484)       12,869
         Trade accounts payable                                              42,860       (29,635)      (45,996)
         Accrued payroll and benefit costs                                   45,838         2,036        12,214
         Other current liabilities                                           12,513        (7,494)       22,843
         Other non-current liabilities                                       (4,411)        6,741         2,048
---------------------------------------------------------------------------------------------------------------
       Total adjustments to income before cumulative effect of
        change in accounting principle                                      102,931        54,651       (30,435)
---------------------------------------------------------------------------------------------------------------
    Net cash flow provided (used) by operations                             160,319        77,049       (16,417)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of property                                    11,887        25,036         3,565
       Capital expenditures for property                                    (45,494)      (30,233)      (24,100)
       Investment in joint venture                                              710           889           794
---------------------------------------------------------------------------------------------------------------
    Net cash flow used by investing activities                              (32,897)       (4,308)      (19,741)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net (decrease) increase in short-term borrowings                     (42,243)      (11,847)       67,757
       Repayment of long-term debt                                          (31,885)      (48,803)      (20,176)
       Principal payments under capital leases                                   --        (1,272)       (2,455)
       Sale of common stock                                                   7,401         5,215           361
       Purchases of treasury stock                                           (6,123)       (5,803)       (6,909)
       Dividends paid                                                       (11,436)      (11,118)      (11,620)
---------------------------------------------------------------------------------------------------------------
    Net cash flow (used) provided by financing activities                   (84,286)      (73,628)       26,958
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                              43,136          (887)       (9,200)
---------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                                       9,074         9,961        19,161
---------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                          $ 52,210      $  9,074      $  9,961
SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID FOR INTEREST                                              $ 23,644      $ 26,669      $ 23,548
       CASH PAID (REFUNDED) FOR INCOME TAXES                               $ 40,114      $ 13,767      $ (4,057)
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                              (Stated in thousands)

                                                                    COMMON                   ACCUMULATED
                                                                    STOCK                       OTHER
                                        COMMON       PREFERRED    SUBSCRIBED,    RETAINED   COMPREHENSIVE
                                        STOCK          STOCK       UNISSUED      EARNINGS   INCOME (LOSS)      TOTAL
                                       --------      ---------    -----------    --------   -------------     --------
DECEMBER 31, 2003                      $117,427      $     43      $     45      $306,030      $(35,962)      $387,583
                                       ========      ========      ========      ========      ========       ========
Net income                                                                         14,018                       14,018
Currency translation adjustments                                                                  2,510          2,510
Unrealized gain from interest                                                                       233            233
   rate swap (net of tax of $149)
Minimum pension liability (net of
   tax of $3,700)                                                                                 5,836          5,836
                                                                                                              --------
Comprehensive income                                                                                            22,597
                                                                                                              --------
Stock issued                                406                                                                    406
Stock redeemed                           (6,866)          (43)                                                  (6,909)
Advance payments                                                        (45)                                       (45)
Dividends declared                                                                (11,268)                     (11,268)
                                       --------      --------      --------      --------      --------       --------
DECEMBER 31, 2004                      $110,967      $      0      $      0      $308,780      $(27,383)      $392,364
                                       ========      ========      ========      ========      ========       ========
Net income                                                                         16,764                       16,764
Currency translation adjustments                                                                  1,191          1,191
Unrealized gain from interest
   rate swap (net of tax of $587)                                                                   935            935
Minimum pension liability (net of
   tax of $11,518)                                                                              (18,091)       (18,091)
                                                                                                              --------
Comprehensive income                                                                                               799
                                                                                                              --------
Stock issued                              5,215                                                                  5,215
Stock redeemed                           (5,803)                                                                (5,803)
Dividends declared                        5,469                                   (16,609)                     (11,140)
                                       --------      --------      --------      --------      --------       --------
DECEMBER 31, 2005                      $115,848      $      0      $      0      $308,935      $(43,348)      $381,435
                                       ========      ========      ========      ========      ========       ========
Net income                                                                         57,388                       57,388
Currency translation adjustments                                                                   (317)          (317)
Unrealized gain from interest
   rate swap (net of tax of $338)                                                                   533            533
Minimum pension liability (net of
   tax of $9,348)                                                                                14,197         14,197
                                                                                                              --------
Comprehensive income                                                                                            71,801
                                                                                                              --------
Stock issued                              7,401                                                                  7,401
Stock redeemed                           (6,123)                                                                (6,123)
Dividends declared                       11,654                                   (23,445)                     (11,791)
                                       --------      --------      --------      --------      --------       --------
DECEMBER 31, 2006                      $128,780      $      0      $      0      $342,878      $(28,935)      $442,723
                                       ========      ========      ========      ========      ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                 GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

            (Stated in thousands except for share and per share data)

1/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Graybar Electric Company, Inc. (the "Company") is a New York Corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, federal, state and municipal governments, and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company's business activity is primarily with customers in the United States. The Company also has subsidiary operations with distribution facilities in Canada, Puerto Rico and Mexico.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiary companies. All significant intercompany balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the 2006 presentation.

REVENUE RECOGNITION

Revenues are recognized when evidence of a customer arrangement exists, prices are fixed and determinable, and product title, ownership and risk of loss transfers to the customer. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company's standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.

OUTGOING FREIGHT EXPENSES

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses. These costs totaled $46,942, $43,799, and $50,020 for the years ended 2006, 2005, and 2004, respectively.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company accounts for cash on hand, deposits in banks and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic's lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management's expectations, additional allowances may be required if the financial condition of the Company's customers were to deteriorate.

The following table shows a rollforward of the activity in the allowances for doubtful accounts and cash discounts:

                                            BALANCE
                                              AT         PROVISION
                                           BEGINNING    (CHARGED TO     WRITE-OFFS       BALANCE AT
                                           OF PERIOD      INCOME)      (DEDUCTIONS)    END OF PERIOD
                                           ---------    -----------    ------------    -------------
FOR THE YEAR ENDED DECEMBER 31, 2006:
Allowance for cash discounts               $   1,024      $  19,965      $ (19,684)      $   1,305
Allowance for doubtful accounts                6,502          8,759         (8,044)          7,217
                                           ---------      ---------      ---------       ---------
   Total                                   $   7,526      $  28,724      $ (27,728)      $   8,522
                                                                                         =========

FOR THE YEAR ENDED DECEMBER 31, 2005:
Allowance for cash discounts               $     981      $  16,187      $ (16,144)      $   1,024
Allowance for doubtful accounts                7,323          5,956         (6,777)          6,502
                                           ---------      ---------      ---------       ---------
   Total                                   $   8,304      $  22,143      $ (22,921)      $   7,526
                                                                                         =========

FOR THE YEAR ENDED DECEMBER 31, 2004:
Allowance for cash discounts               $     734      $  14,156      $ (13,909)      $     981
Allowance for doubtful accounts                6,465          6,240         (5,382)          7,323
                                           ---------      ---------      ---------       ---------
   Total                                   $   7,199      $  20,396      $ (19,291)      $   8,304
                                                                                         =========

MERCHANDISE INVENTORY

Inventory is stated at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. Had the first-in, first-out (FIFO) method been used, inventory would have been approximately $109,773 and $64,345 greater than reported under the LIFO method at December 31, 2006 and 2005, respectively. The Company liquidated portions of previously created LIFO layers in 2006, 2005, and 2004 resulting in decreases in cost of goods sold of $(10,176), $(5,015), and $(473), respectively. The Company makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $6,560 and $3,660 at December 31, 2006 and 2005, respectively. The total net reserve expense related to excess and obsolete inventories, included in cost of goods sold, was $2,900, $2,060, and $(500) for 2006, 2005, and 2004,
respectively.

SUPPLIER VOLUME INCENTIVES

The Company's agreements with many of its suppliers provide for the Company to earn incentives based on purchases during the agreement period. The Company estimates the amount to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized using a cumulative catch-up adjustment.

PROPERTY AND DEPRECIATION

The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

      ----------------------------------------------------------------------------------------------------------
      Buildings                                         42 years
      ----------------------------------------------------------------------------------------------------------
      Permanent fixtures -- leased property             Over the shorter of the asset's life or the lease term
      ----------------------------------------------------------------------------------------------------------
      Furniture, fixtures, equipment and software       4 to 14 years
      ----------------------------------------------------------------------------------------------------------
      Capital leases                                    Over the shorter of the asset's life or the lease term
      ----------------------------------------------------------------------------------------------------------

Depreciation expense was $23,088, $21,977, and $23,746 in 2006, 2005, and 2004,
respectively.

At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Property under capital leases, consisting primarily of computer equipment, is recorded in property with the corresponding obligations carried in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.

Maintenance and repairs are expensed as incurred. Major renewals and betterments that extend the life of property are capitalized.

The Company capitalizes interest expense on major construction and development projects while in progress. Interest capitalized in 2006, 2005, and 2004 was $144, $47, and $69, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. The Company capitalized $799 and $0 in 2006 and 2005, respectively.

Unamortized software totaled $42,305 and $52,265 at December 31, 2006 and 2005, respectively. The estimated useful life of capitalized software is eight years.

The net book value of two real estate properties that the Company listed for sale in 2006 was greater than the listed selling price less expected selling costs. The Company determined that the expected sale of these properties met the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance therewith, the Company recorded impairment losses totaling $(2,575) to account for the expected losses on the sale of these two properties. The impairment losses are included in other income, net in the consolidated statements of income for the year ended December 31, 2006. The properties are expected to be sold within the year. Therefore, the properties, with a book value of $8,116, are considered to be held for sale at December 31, 2006 and accordingly, shall not be depreciated while so classified.

CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic's lien or payment bond rights. The Company maintains allowances for potential credit losses and such losses historically have been within management's expectations.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities", requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company has entered into an interest rate swap agreement that effectively converts its floating rate payments to a fixed-rate basis. The Company manages interest rates on amounts due under certain lease arrangements through its swap agreement. The Company's interest rate swap agreement is designated as a cash flow hedge.

On an ongoing basis, the Company reflects the current fair value of the interest rate swap on its balance sheet. At December 31, 2006, the Company has recorded a liability of $3,160 in other current liabilities on the consolidated balance sheet for the fair value of the swap. The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss. No ineffectiveness was recorded in the consolidated statements of income during 2006, 2005, and 2004. Unrealized gains (net of tax) of $533, $935, and $233 related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 an unrealized net loss of $1,932 (net of tax) is recorded in accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.

GOODWILL

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill and indefinite-lived intangible assets are not amortized but rather tested annually for impairment. As of December 31, 2006, the Company has completed its annual impairment test and concluded that there is no impairment of the Company's goodwill. At December 31, 2006 and 2005, the Company had $6,680 of goodwill included in other non-current assets on the consolidated balance sheet.

NEW ACCOUNTING STANDARDS

The FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109" (FIN 48), in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (first quarter 2007 for calendar year companies). The Company continues to evaluate the impact that FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Instruments" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the impact SFAS 157 will have on its financial statements.

The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities.

The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position since the unfunded portion of the Company's pension plan at December 31, 2006 was $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The amounts recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,449 and $74,447, respectively, as of December 31, 2006.

2/INCOME TAXES

The provisions for income taxes recorded in the consolidated statements of income are as follows:

      FOR THE YEARS ENDED DECEMBER 31,            2006         2005        2004
      -------------------------------------------------------------------------
      Federal income tax
         Current                              $ 43,514     $  2,082    $ 11,815
         Deferred                               (5,030)      10,672      (2,598)

      State income tax
         Current                                 4,049        1,803         957
         Deferred                                 (918)       1,364        (245)
      -------------------------------------------------------------------------
      Provision for income taxes              $ 41,615     $ 15,921    $  9,929

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities. The following deferred tax assets (liabilities) are recorded at December 31:

      Assets/(Liabilities)                                   2006          2005
      -------------------------------------------------------------------------
      Postretirement benefits                            $ 29,385      $ 30,298
      Payroll accruals                                      2,307         2,729
      Bad debt reserves                                     3,029         2,594
      Other deferred tax assets                            11,647         9,892
      Prepaid pension                                      10,148        18,993
      Inventory                                             2,100            --
      -------------------------------------------------------------------------
          Gross deferred tax assets                        58,616        64,506
      -------------------------------------------------------------------------
      Inventory                                                --        (3,796)
      Fixed assets                                        (19,666)      (19,234)
      Computer software                                   (16,415)      (18,650)
      Other deferred tax liabilities                       (7,873)       (4,822)
      -------------------------------------------------------------------------
          Gross deferred tax liabilities                  (43,954)      (46,502)
      -------------------------------------------------------------------------
      Net deferred tax assets                            $ 14,662      $ 18,004
      -------------------------------------------------------------------------

Deferred tax assets included in other current assets were $10,442 and $4,869 in 2006 and 2005, respectively. Deferred tax assets included in other non-current assets were $4,220 and $13,135 in 2006 and 2005, respectively. The Company's deferred tax assets include state net operating loss carryforwards of $4,422 and $5,996 as of December 31, 2006 and 2005, respectively, that expire from 2006 to 2025. Valuation allowances of $0 and $1,485 have been established for a portion of these deferred tax assets as of December 31, 2006 and 2005, respectively.

A reconciliation between the "statutory" federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

      For the Years Ended December 31,               2006       2005       2004
      -------------------------------------------------------------------------
      "Statutory" federal tax rate                   35.0%      35.0%      35.0%
      State and local income taxes,
        net of federal benefit                        4.9        3.2        2.1
      Other, net                                      2.1        3.3        4.4
      -------------------------------------------------------------------------
      Effective tax rate                             42.0%      41.5%      41.5%
      -------------------------------------------------------------------------

3/CAPITAL STOCK

The Company's capital stock is 100% owned by its employees and retirees. Common stock may not be sold by the holder thereof, except after first offering it to the Company. The Company may buy any common shares so offered at the price at which they were issued ($20.00 per share) with appropriate adjustments for current dividends.

During 2006, the Company offered to eligible employees and qualified retirees the right to subscribe to 850,000 shares of common stock at $20.00 per share in accordance with the provisions of the Company's Three-year Common Stock Purchase Plan dated June 10, 2004. This resulted in the subscription of 506,662 shares ($10,133). Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 11, 2007; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company's payroll, through direct monthly payments) over an 11-month period.

Shares were issued and Voting Trust Certificates were delivered to subscribers as of January 11, 2007, in the case of shares paid for prior to January 11, 2007. Shares will be issued and Voting Trust Certificates will be delivered to subscribers on a quarterly basis, as of the tenth day of March, June and September and the fifteenth day of December to the extent full payments of shares are made in the case of subscriptions under the installment method.

The 2007 Voting Trust Agreement, which replaces the expiring 1997 Voting Trust Agreement, allows Voting Trust Certificate holders to elect that their voting trust interest be uncertificated, that is, represented by a book entry system, rather than by physical delivery of the Voting Trust Certificates. Voting Trust Certificate holders making this election will, therefore, not receive certificates in the manner described above.

Shown below is a summary of shares reacquired and retired by the Company in the three years ended December 31:

                       PREFERRED SHARES                   COMMON SHARES
                    REACQUIRED     RETIRED           REACQUIRED      RETIRED
                    ----------     -------           ----------      -------
      2006                  --          --              306,131      318,401
      2005                  --          --              290,194      294,180
      2004               2,121       2,173              343,281      344,646
      ----------------------------------------------------------------------

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock ("preferred stock"), par value one cent ($0.01), on June 10, 2004. The preferred stock may be issued in one or more series, with the designations, relative rights, preferences and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company. There were no shares of preferred stock outstanding at December 31, 2006 and 2005.

On December 14, 2006, the Company declared a 10% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2007. The stock was issued February 1, 2007. On December 8, 2005, the Company declared a 5% common stock dividend. Each shareholder was entitled to one share of common stock for every twenty shares held as of January 3, 2006. The stock was issued February 1, 2006. The per share computations for periods presented have been adjusted to reflect the new number of shares as required by SFAS No. 128, "Earnings Per Share".

4/LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

                                                                                                         DECEMBER 31,
LONG-TERM DEBT WAS COMPRISED OF:                                                                      2006         2005
-----------------------------------------------------------------------------------------------------------------------
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005
   through July 2011                                                                              $ 71,429     $ 85,714
Variable rate lease arrangements (two), secured by facilities, due July 2008
   and December 2009                                                                                56,720       56,720
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in
   October 2003 through April 2013                                                                  48,750       56,250
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May
   2001 through November 2010 with final payment of $3,094 due in May 2011                          27,856       34,047
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003
   through June 2013                                                                                25,455       29,091
5.87% note secured by facility, due in monthly installments of $27 through June 2010,
   with final payment of $2,666 due in July 2010                                                     3,196        3,332
6.48% capital lease, due in monthly installments of $47 beginning in January 2007
   through December 2011                                                                             2,413           --
Fixed and variable rate mortgages, secured by facilities, various maturities                           369          506
-----------------------------------------------------------------------------------------------------------------------
                                                                                                   236,188      265,660
   Less current portion                                                                             32,319       32,133
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                                    $203,869     $233,527
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT MATURES AS FOLLOWS:
-----------------------------------------------------------
2007                                               $ 32,319
2008                                                 60,016
2009                                                 61,313
2010                                                 34,915
2011                                                 29,102
2012-2013                                            18,523
-----------------------------------------------------------
                                                   $236,188
-----------------------------------------------------------

The net book value of property securing various long-term debt instruments was $51,105 at December 31, 2006.

The Company's borrowings under short-term credit agreements consist of issuances of commercial paper and borrowings under revolving credit agreements and bank lines of credit.

The Company has an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that had previously consisted of a $100,000, 364-day facility that was to have expired in July 2006. Prior to expiration, the Company amended the Credit Agreement to consist of a $150,000, 364-day facility that expires in July 2007. There were no amounts outstanding under the Credit Agreement at December 31, 2006 and 2005.

At December 31, 2006, the Company had a $215,000 accounts receivable securitization program that expires in October 2009 that had previously consisted of a $200,000 accounts receivable securitization program that was due to expire in October 2006. The securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. Borrowings outstanding under the securitization program were $0 and $20,000 at December 31, 2006 and 2005, respectively.

As discussed further in Note 7, effective January 1, 2005, the Company adopted the provisions of FIN 46 resulting in the recording of variable lease arrangements totaling $56,720 as long-term debt at December 31, 2006.

Borrowings under short-term credit agreements varied from a minimum of $13,667 and $25,983 to a maximum of $140,924 and $205,804 in 2006 and 2005, respectively. The average daily amount of borrowings outstanding under short-term credit agreements during 2006 and 2005 amounted to approximately $82,000 and $135,000 at weighted average interest rates of 5.31% and 3.51%, respectively. The weighted average interest rate for amounts outstanding at December 31, 2006 was 6.00%.

The Company had unused lines of credit of $377,076 as of December 31, 2006. Certain committed lines of credit have annual fees of up to 50 basis points of the committed lines of credit.

The Credit Agreement, accounts receivable securitization program, and certain other note agreements have various covenants that limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2006 and 2005, respectively.

The carrying amount of the Company's outstanding long-term, fixed-rate debt exceeds its fair value by $2,735 at December 31, 2006. The fair value of the Company's variable-rate long- and short-term debt approximates its carrying value at December 31, 2006.

5/PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The plan provides retirement benefits based on an employee's final average earnings and years of service. Employees become 100% vested after five years of service regardless of age. The Company's funding policy is to contribute the net periodic pension cost accrued each year, provided that the contribution will not be less than the ERISA minimum or greater than the maximum tax-deductible amount. The assets of the defined benefit pension plan are invested primarily in equity and fixed income securities, money market funds, and other investments.

The investment objective of the Company's defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. The Company's pension plan seeks to earn the highest possible long-term, total rate of return on assets consistent with prudent standards for preservation of capital, tolerance of investment risk and maintenance of liquidity.

Asset allocation information for pension plan assets at December 31, 2006 and 2005 is as follows:

                                                     2006         2005          Target
                                                    ACTUAL       Actual       Allocation
                                                  ALLOCATION    Allocation       Range
                                                  ----------    ----------       -----
      Equity securities-U.S.                          25%           38%          15-50%
      Equity securities-International                 24            17           10-30%
      Fixed income investments-U.S.                   31            34           10-50%
      Fixed income investments-International           5            --            0-15%
      Other                                           15            11            0-25%
                                                     ---           ---
                                                     100%          100%
                                                     ===           ===

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees through the Retiree Welfare Plan (the Plan). Substantially all of the Company's employees may become eligible to participate in the Plan if they reach normal retirement age while working for the Company. Benefits are provided through insurance coverage with premiums based on the benefits paid during the year. The Company funds the Plan on a pay-as-you-go basis, and accordingly, the Plan has no assets at December 31, 2006 or 2005.

The following table sets forth information regarding the Company's pension and other postretirement benefits as of December 31, 2006 and 2005 using a December 31 measurement date:

                                                                           POSTRETIREMENT
                                              PENSION BENEFITS                BENEFITS
                                          -----------------------     -----------------------
                                               2006          2005          2006          2005
                                          -----------------------     -----------------------
      Accumulated benefit obligation      $ 236,496     $ 225,291     $  91,061     $ 100,524
                                          ---------     ---------     ---------     ---------
      Projected benefit obligation          295,580       288,331            --            --
      Fair value of plan assets             193,047       165,210            --            --
                                          ---------     ---------     ---------     ---------
      Funded status                       $(102,533)    $(123,121)    $ (91,061)    $(100,524)
                                          ---------     ---------     ---------     ---------

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

                                                                           POSTRETIREMENT
                                              PENSION BENEFITS                BENEFITS
                                          -----------------------     -----------------------
                                               2006          2005          2006          2005
                                          -----------------------     -----------------------
      Accrued benefit cost                $ (43,449)    $ (60,081)    $ (74,447)    $ (77,524)
      Intangible asset                        8,669         9,829            --            --
      Accumulated other comprehensive
         loss                                31,722        45,919            --            --
                                          ---------     ---------     ---------     ---------
      Net amount recognized               $  (3,058)    $  (4,333)    $ (74,447)    $ (77,524)
                                          ---------     ---------     ---------     ---------

Weighted average assumptions for the years ended December 31 are:

                                                                           POSTRETIREMENT
                                              PENSION BENEFITS                BENEFITS
                                          -----------------------     -----------------------
                                               2006          2005          2006          2005
                                          -----------------------     -----------------------
      Discount rate                            5.75%         5.50%         5.75%         5.50%
      Expected return on plan assets           8.00%         8.25%           --            --
      Rate of compensation increase            4.00%         4.00%           --            --
      Health care cost trend on covered
         charges                                 --            --        10%/5%        11%/5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from the plan's actuary and pension fund investment advisor, and also considering actual plan experience and historical and anticipated rates of return on the various classes of assets in which the plan invests. The Company anticipates that its investment managers will continue to generate long-term returns consistent with its assumed rate, despite temporary downturns in market performance.

The following presents information regarding the plans for the years ended December 31:

                                                                           POSTRETIREMENT
                                              PENSION BENEFITS                BENEFITS
                                          -----------------------     -----------------------
                                               2006          2005          2006          2005
                                          -----------------------     -----------------------
      Employer contributions              $  30,882     $  30,000     $  12,194     $  10,553
      Participant contributions                  --            --         1,095           977
      Benefits paid                       $ (22,604)    $ (26,017)    $ (13,289)    $ (11,530)

The Company expects to make contributions totaling $40,000 to its defined benefit pension plan during 2007.

Estimated future defined benefit pension plan benefit payments are as follows:

                 2007                  $  24,000
                 2008                     25,000
                 2009                     26,000
                 2010                     28,000
                 2011                     30,000
                 2012-2016             $ 188,000

The net periodic cost recognized for the defined benefit pension plan was $31,939, $24,266, and $35,610 for each of the three years ended December 31, 2006, 2005, and 2004, respectively. Included in the Company's 2004 pension expense was approximately $15,100 due to the settlement of a portion of its defined benefit plan obligations as a result of increased election of lump sum payouts by retirees under the standard terms of the plan.

The net periodic cost recognized for the postretirement benefit plan was $7,317, $10,606, and $11,594 for each of the three years ended December 31, 2006, 2005, and 2004, respectively.

For measurement of the net periodic postretirement benefit obligation, a 10.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

The Company also provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees. Annual contributions by the Company to the plan are at the discretion of management and are generally determined based on the profitability of the Company. Employees may also contribute to the plan subject to limitations imposed by federal tax law and ERISA.

6/NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the weighted average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 10% stock dividend in 2006 and a 5% stock dividend in 2005. The average numbers of shares used in computing net income per share of common stock as of December 31, 2006 were 6,441,869, 6,399,308, and 6,593,858 in 2006, 2005, and 2004, respectively.

7/COMMITMENTS AND CONTINGENCIES

The Company has two lease arrangements with an independent lessor which provide $58,777 of financing for eight of the Company's distribution facilities as of December 31, 2006. Each of the agreements carries a five-year term. The Company has the option, with the consent of the lessor's lenders, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

The financing structures used in these two lease arrangements qualify as silos of a variable interest entity under FIN 46. On January 1, 2005, the Company adopted the provisions of FIN 46, which was subsequently amended by FIN 46R, and in accordance therewith, as the primary beneficiary, consolidated these silos in its financial statements as if the interpretations of FIN 46 had been in place from the inception of these leases. The impact of consolidation increased the Company's property by $64,257, the net book value of the nine distribution facilities then financed under the two leases. Additionally, the Company increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, during the first quarter of 2005 to affect the consolidation. The Company has treated the adoption of FIN 46 as a non-cash item in its consolidated statements of cash flows.

Three of the nine distribution facilities financed by the two lease arrangements were sold during 2005. In accordance with the terms of the lease financing agreements, the Company substituted two properties under one of the leases and also granted mortgages on two other properties in a replacement transaction. As of December 31, 2006, the consolidated silos included in the Company's financial statements have a net property balance of $42,536, long-term debt of $56,720 and a minority interest of $2,057.

Under the terms of the lease arrangements, the Company's maximum exposure to loss at December 31, 2006, in respect of the properties subject to the two lease arrangements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

Had the provisions of FIN 46 been applied retrospectively, rather than as the cumulative effect of a change in accounting principle, net income and net income per share on a pro forma basis, adjusted for the 10% stock dividend declared in 2006 and the 5% stock dividend declared in 2005, would be as follows:

      Actual                                      2006         2005         2004
      ------                                      ----         ----         ----
      Net income                              $ 57,388     $ 16,764     $ 14,018
      Net income per share of common stock    $   8.91     $   2.62     $   2.13

      Pro Forma                                   2006         2005         2004
      ---------                                   ----         ----         ----
      Net income                              $     --     $ 22,398     $ 12,746
      Net income per share of common stock    $     --     $   3.50     $   1.94

Rental expense was $27,730, $31,404, and $40,916 in 2006, 2005, and 2004,
respectively.

Future minimum rental payments required under operating leases that have either initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 are as follows:

      FOR THE YEARS ENDING DECEMBER 31,
      -----------------------------------------------------
      2007                                         $ 24,821
      2008                                           21,204
      2009                                           14,936
      2010                                            9,075
      2011                                            6,280
      Subsequent to 2011                             23,600
      -----------------------------------------------------

In September 2000, the Company entered into a swap agreement to manage interest rates on amounts due under one of the lease arrangements discussed above. The agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments with the Company receiving payments based on the LIBOR floating rate and making payments based on a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. As discussed in Note 1, the swap is designated as a completely effective cash flow hedge of the variable interest payments due under the lease. The fair value of the swap was $(3,160) at December 31, 2006 and is recorded in other current liabilities in the consolidated balance sheet.

The Company and its subsidiaries are subject to various claims, disputes, administrative, legal and tax matters incidental to the Company's past and current business activities. As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies". Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. While the Company believes that none of these claims, disputes, administrative, legal and tax matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

8/ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31, 2006 and 2005 are as follows:

                                                      2006          2005
      ------------------------------------------------------------------
      Currency translation adjustments            $  4,719      $  5,036
      Unrealized loss from interest rate swap       (1,932)       (2,465)
      Minimum pension liability                    (31,722)      (45,919)
      ------------------------------------------------------------------
                                                  $(28,935)     $(43,348)
      ------------------------------------------------------------------

9/QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 2006 and 2005, adjusted for the declaration of stock dividends of 10% and 5% in 2006 and 2005, respectively, is as follows:

                                                                                  FOR THE QUARTERS ENDED,
2006                                                                  3/31            6/30           9/30          12/31
------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 1,121,211     $ 1,316,475    $ 1,328,461    $ 1,242,996
Gross margin                                                       222,764         242,527        245,738        250,422
Net income                                                          10,388          18,481         17,879         10,640
Net income per share of common stock (A)                       $      1.61     $      2.86    $      2.77    $      1.67
------------------------------------------------------------------------------------------------------------------------

(A) All periods adjusted for a 10% stock dividend declared in December 2006. Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2006 were 5,866,130, 5,871,458 and 5,860,601, respectively.

                                                                                  FOR THE QUARTERS ENDED,
2005                                                                  3/31            6/30           9/30          12/31
------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $   963,939     $ 1,073,474    $ 1,130,351    $ 1,120,279
Gross margin                                                       190,989         206,838        215,537        197,670
Income before cumulative effect of change in accounting
    principle                                                        3,661           7,962          8,835          1,940
Cumulative effect of change in accounting principle, net of
    $3,587 tax effect                                               (5,634)             --             --             --
Net income (loss)                                                   (1,973)          7,962          8,835          1,940
Income per share of common stock before cumulative effect
    of change in accounting principle (B)                      $      0.57     $      1.24    $      1.38    $      0.31
Cumulative effect of change in accounting principle per
    share (B)                                                        (0.88)             --             --             --
Net income (loss) per share of common stock (B)                $     (0.31)    $      1.24    $      1.38    $      0.31
------------------------------------------------------------------------------------------------------------------------

(B) All periods adjusted for a 10% stock dividend declared in December 2006 and a 5% stock dividend declared in December 2005. Prior to these adjustments, the average common shares outstanding for the first, second, third and fourth quarters of 2005 were 5,579,321, 5,550,797, 5,520,622 and
      5,518,791, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

ITEM 9B: OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" and "Directors -- Committees" in the Company's Information Statement relating to the 2007 Annual Meeting (the "Information Statement"), to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

The following directors are also executive officers of the Company: D. B. D'Alessandro, D. E. DeSousa, T. F. Dowd, L. R. Giglio, K. M. Mazzarella, R. D. Offenbacher and R. A. Reynolds, Jr. Information regarding the other executive officers appears below.

Name             Age    Business experience last five years
----             ---    -----------------------------------
M. J. Beagen     50     Employed by Company in 1980; Assistant Treasurer 2000 to
                        2005; Vice President and Controller 2005 to present.

J. N. Reed       50     Employed by Company in 1980, Vice President and
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

ITEM 11: EXECUTIVE COMPENSATION

The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation Discussion and Analysis" in the Information Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to principal accounting fees and services required to be included pursuant to this Item 14 will be included under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's Information Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

            The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2006 Annual Report on Form 10-K.

            1.    INDEX TO FINANCIAL STATEMENTS

                  (i) Consolidated Statements of Income for each of the three years ended December 31, 2006 (page 19).

                  (ii) Consolidated Balance Sheets, as of December 31, 2006 and 2005 (page 20).

                  (iii) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006 (page 21).

                  (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2006 (page 22).

                  (v)   Notes to Consolidated Financial Statements (pages 23 to
                        33).

                  (vi) Report of Independent Registered Public Accounting Firm (page 18).

            2.    INDEX TO FINANCIAL SCHEDULE

                  All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

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

      (4) and (9)       Voting Trust Agreements

                              Voting Trust Agreement dated as of April 1, 1997,
                        attached as Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Company's Registration Statement on Form S-1 (Registration No. 333-15761) and incorporated herein by reference.

                              Voting Trust Agreement dated as of March 16, 2007,
                        attached as Annex A to the Prospectus, effective January 18, 2007, constituting a part of the Company's Registration Statement on Form S-1 (Registration No. 333-139992) and incorporated herein by reference.

                              The Company hereby agrees to furnish to the
                        Commission upon request a copy of each instrument omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

            (10)  Material contracts.

                  (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

                  (ii) Form of Deferral Agreement entered into between the Company and certain employees, filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

                  (iii) Form of Supplemental Benefit Plan covering certain
                        employees, filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

                  (iv) Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company's Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

                  (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and
                        December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company's Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

                  (vi) 364-Day Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein; filed as Exhibit 10(vi) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; First Amendment, dated July 21, 2005, to Credit Agreement, dated July 22, 2004, filed as Exhibit 10(vii) of the Company's Registration Statement on Form S-2 (Registration No. 333-127929) and incorporated herein by reference; Second Amendment, dated July 20, 2006, to Credit Agreement, dated July 22, 2004, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-255) and incorporated herein by reference.

*     Compensation arrangement

            (21)        List of subsidiaries of the Company.

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

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March, 2007.

                                  GRAYBAR ELECTRIC COMPANY, INC.


                                  By          /S/ R. A. REYNOLDS, JR.
                                    -------------------------------------------
                                    (R. A. Reynolds, Jr., Chairman of the Board
                                                  and President)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company, in the capacities indicated, on March 14, 2007.


/S/ R. A. REYNOLDS, JR.                         Director, Chairman of
--------------------------------                the Board and President
(R. A. Reynolds, Jr.)                           (Principal Executive Officer)



/S/ D. B. D'ALESSANDRO                          Director
--------------------------------                (Principal Financial Officer)
(D. B. D'Alessandro)


/S/ R. A. COLE                                  Director
--------------------------------
(R. A. Cole)


/S/ D. E, DeSOUSA                               Director
--------------------------------
(D. E. DeSousa)


/S/ T. F. DOWD                                  Director
--------------------------------
(T. F. Dowd)


/S/ L. R. GIGLIO                                Director
--------------------------------
(L. R. Giglio)


/S/ T. S. GURGANOUS                             Director
--------------------------------
(T. S. Gurganous)


/S/ F. H. HUGHES                                Director
--------------------------------
(F. H. Hughes)


/S/ R. C. LYONS                                 Director
--------------------------------
(R. C. Lyons)


/S/ R. L. NOWAK                                 Director
--------------------------------
(R. L. Nowak)

/S/ K. M. MAZZARELLA                            Director
--------------------------------
(K. M. Mazzarella)


/S/ R. D. OFFENBACHER                           Director
--------------------------------
(R. D. Offenbacher)


/S/ K. B. SPARKS                                Director
--------------------------------
(K. B. Sparks)


/S/ M. J. BEAGEN                                Vice President and Controller
--------------------------------                (Principal Accounting Officer)
(M. J. Beagen)

INDEX TO EXHIBITS

EXHIBITS

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

(4) and (9) Voting Trust Agreements

                  Voting Trust Agreement dated as of April 1, 1997, attached as
            Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Company's Registration Statement on Form S-1 (Registration No. 333-15761) and incorporated herein by reference.

                  Voting Trust Agreement dated as of March 16, 2007, attached as
            Annex A to the Prospectus, effective January 18, 2007, constituting a part of the Company's Registration Statement on Form S-1 (Registration No. 333-139992) and incorporated herein by reference.

(10)  Material contracts.

            (i) Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

            (ii) Form of Deferral Agreement entered into between the Company and certain employees, filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

            (iii) Form of Supplemental Benefit Plan covering certain employees, filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.*

            (iv) Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company's Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

            (v) Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001,
            October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit

            10(ix) to the Company's Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

            (vi) 364-Day, Credit Agreement, dated July 22, 2004, among Graybar Electric Company, Inc., Wachovia Bank, National Association, as Agent, and other banks named therein; filed as Exhibit 10(vi) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; First Amendment, dated July 21, 2005, to Credit Agreement, dated July 22, 2004, filed as Exhibit 10(vii) of the Company's Registration Statement on Form S-2 (Registration No. 333-127929) and incorporated herein by reference; Second Amendment, dated July 20, 2006, to Credit Agreement, dated July 22, 2004, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006 (Commission File No. 0-255) and incorporated herein by reference.

*     Compensation arrangement

(21)        List of subsidiaries of the Company.

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