Form 10-K
GRAYBAR ELECTRIC CO INC
filed 2007-04-19
CIK 205402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

        ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST CERTIFICATES
                    WITH RESPECT TO SHARES OF COMMON STOCK OF
                           GRAYBAR ELECTRIC CO., INC.

                  Filed pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Names and Addresses of all Voting Trustees (as of March 14, 2007):

       D. E. DeSousa                       34 North Meramec Avenue
                                           P.O. Box 7231
                                           St. Louis, Missouri  63177

       L. R. Giglio                        34 North Meramec Avenue
                                           P.O. Box 7231
                                           St. Louis, Missouri  63177

       T. S. Gurganous                     34 North Meramec Avenue
                                           P.O. Box 7231
                                           St. Louis, Missouri 63177

       R. D. Offenbacher                   34 North Meramec Avenue
                                           P.O. Box 7231
                                           St. Louis, Missouri  63177

       R. A. Reynolds, Jr.                 34 North Meramec Avenue
                                           P.O. Box 7231
                                           St. Louis, Missouri  63177

Address to which communications to the Voting Trustees should be sent:

       R. A. Reynolds, Jr. c/o Graybar Electric Company, Inc.
       P.O. Box 7231 St. Louis, Missouri 63177

Title of the securities deposited under the Voting Trust Agreement:

       Common Stock, par value $1.00 per share

Exact name of the issuer of such securities, as specified in its charter:

       Graybar Electric Company, Inc.

State or other jurisdiction in which                    I.R.S. Employer
such issuer was incorporated or organized:              Identification No.:

       New York                                         13-0794380

Address of such issuer's principal executive offices:

       34 North Meramec Avenue
       P.O. Box 7231
       St. Louis, Missouri  63177

If the Voting Trust Certificates are registered on any national securities exchange, state the name of each such exchange:

       None

                               EXPLANATORY NOTE

      The Annual Report Relating to Voting Trust Certificates, filed by the Voting Trustees under a Voting Trust Agreement, dated as of April 1, 1997, among holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar"), was filed for years prior to 1982 on Form 16-K which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release"). In the Release, the Commission indicated that although Form 16-K was being discontinued, the voting trusts would continue to be required to file annual reports. Specific requirements respecting the form of such annual reports were to be determined on a case by case basis.

      In response to inquiries to the Deputy Chief Counsel of the Commission's Division of Corporation Finance, Graybar has been informed that the Voting Trustees should file an Annual Report on Form 10-K (as the only appropriate form under Section 13 of the Securities Exchange Act of 1934), but that because the requirements of Form 10-K are generally not applicable to elicit information relevant to voting trusts, the information previously required by rescinded Form 16-K should continue to be provided in this Annual Report. For this reason, the item numbers and information in this Annual Report correspond to the item numbers and disclosure required in the past by rescinded Form 16-K and used in the Annual Report Relating to Voting Trust Certificates filed with the commission by Graybar's Voting Trustees in years prior to 1982.

                      INFORMATION REGARDING VOTING TRUST

                                     PART I

Item 1. Deposit and Withdrawal of Securities (1).

          Amount       Amount
        deposited     withdrawn       Amount       Percentage of
          during       during         held at      class held at
           year        year(2)      end of year     end of year
        ---------     ---------     -----------    -------------

         626,390       293,468       5,591,081           95%

            (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

            (2) The 293,468 shares of Common Stock withdrawn from the Voting Trust in 2006 were purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

Item 2. Exercise of Voting Rights.

            The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 13 directors.

Item 3. Exercise of Other Powers.

            The Voting Trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4. Ownership of Voting Trust Certificates and Other Securities.

      The following table presents information, as of March 14, 2007, as to Voting Trust Certificates owned of record or beneficially by each Voting Trustee. As of March 14, 2007, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Certificates.


                                                                                             Amount owned            Percent
Name and address                      Name of issuer                    Type of              as of March 14,         of class
of owner                              and title of class                ownership            2007                    owned
---------------------------           -----------------------------     --------------       -----------------       --------------
D. E. DeSousa                         Voting Trust Certificates (A)     Of record and           3,336(B)             .053%(C)
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

L. R. Giglio                          Voting Trust Certificates (A)     Of record and           6,516(B)             .104%(C)
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

T. S. Gurganous                       Voting Trust Certificates (A)     Of record and           7,579(B)             .120%(C)
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. D. Offenbacher                     Voting Trust Certificates (A)     Of record and          9,242(B)              .147%(C)
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

R. A. Reynolds, Jr.                   Voting Trust Certificates (A)     Of record and          13,942 (B)            .221%(C)
34 North Meramec Avenue                                                 beneficially
P.O. Box 7231
St. Louis, Missouri  63177

---------------------
(A)   Issued under the Voting Trust Agreement dated as of April 1, 1997.

(B) The number of shares of Common Stock to which such Voting Trust Certificates relate.

(C) As of March 14, 2007, the Voting Trustees together held of record 6,294,744 shares of Common Stock, or 96% of the outstanding shares of Common Stock.

Item 5. Business Experience of Voting Trustees.

            The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2007 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 6. Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

            The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference.

Item 7. Other Activities of Voting Trustees.

            Except as described in this Annual Report, the Voting Trustees did not perform any other activities during the fiscal year.

Item 8. Representation of Other Persons by Voting Trustees.

            The Voting Trustees represented no persons other than holders of Voting Trust Certificates during the fiscal year.

Item 9. Remuneration of Voting Trustees.

            The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries. No Voting Trustee received any remuneration from any person or persons for acting as Voting Trustee.

Name of                         Capacities in                           Cash Compensation
Voting                          which Compensation                      Salaries, Bonuses
Trustee                         Received                                and Directors' Fees(1)
------------------------        --------------------------              -----------------------
D. E. DeSousa                   Director and                            $   478,224
                                Senior Vice President -
                                Sales and Distribution

L. R. Giglio                    Director and Senior                         428,480
                                Vice President -
                                Operations

T. S. Gurganous                 Director and                                 331,983
                                District Vice President

R. D. Offenbacher               Director and                                 433,162
                                Senior Vice President -
                                Sales and Marketing

R. A. Reynolds, Jr.             Director, Chairman of                      1,140,974
                                The Board, President and
                                Chief Executive Officer

(1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 2, 2007 under Graybar's Management Incentive Plan with respect to services rendered during 2006.

Item 12. Lists of Exhibits Filed.

      (4) Instruments defining the rights of security holders, including indentures.

            The Voting Trust Agreement dated as of April 1, 1997, attached as Annex A to the Prospectus, dated January 21, 1997, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-15761), is incorporated herein by reference.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 14, 2007, said Trustees being invested with the power to bind all of the Voting Trustees.

                As trustees under the Voting Trust Agreement dated as of April 1, 1997.


                By    /S/ D. E. DESOUSA
                      ----------------------------------------------
                      D.E. DESOUSA


                      /S/ L. R. GIGLIO
                      ----------------------------------------------
                      L. R. GIGLIO


                      /S/ T. S. GURGANOUS
                      ----------------------------------------------
                      T. S. GURGANOUS


                      /S/ R. D. OFFENBACHER
                      ----------------------------------------------
                      R. D. OFFENBACHER


                      /S/ R. A. REYNOLDS, JR.
                      ----------------------------------------------
                      R. A. REYNOLDS, JR.