Form 10-Q
period 2007-03-31
GRAYBAR ELECTRIC CO INC
filed 2007-05-10
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                         Commission File Number 0-255

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2007
                                        --------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                             GRAYBAR ELECTRIC COMPANY, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                             NEW YORK                          13-0794380
         ---------------------------------------------------------------------
         (State or other jurisdiction of incorporation      (I.R.S. Employer
                         or organization)                  Identification No.)


              34 NORTH MERAMEC AVENUE, ST. LOUIS, MO              63105
         ---------------------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)


               POST OFFICE BOX 7231, ST. LOUIS, MO                63177
         ---------------------------------------------------------------------
                        (Mailing Address)                       (Zip Code)


         Registrant's telephone number, including area code:  (314) 573-9200
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

         Large Accelerated Filer ( ) Accelerated Filer

         ( ) Non-Accelerated Filer (X)


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                             YES       NO  X
                                 ---      ---

         Common Stock Outstanding at April 30, 2007:        6,553,946
                                                     -------------------------
                                                        (Number of Shares)

                GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION (UNAUDITED)                               PAGE(S)

   ITEM 1. Financial Statements
             Condensed Consolidated Balance Sheets                            3
             Condensed Consolidated Statements of Income                      4
             Condensed Consolidated Statements of Cash Flows                  5
             Condensed Consolidated Statement of Changes in
              Shareholders' Equity                                            6
             Notes to the Condensed Consolidated Financial Statements      7-11

   ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     12-17

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        18

   ITEM 4. Controls and Procedures                                           18

PART II. OTHER INFORMATION

   ITEM 2. Unregistered Sales of Equity Securities and Issuer Purchases
            of Equity Securities                                             19

   ITEM 6. Exhibits and Reports on Form 8-K                                  20

   SIGNATURES                                                                21

   EXHIBIT INDEX                                                             22
           Exhibit (10.1) - Credit Agreement
           Exhibit (31.1) - Section 302 Certification - CEO
           Exhibit (31.2) - Section 302 Certification - CFO
           Exhibit (32.1) - Section 906 Certification - CEO
           Exhibit (32.2) - Section 906 Certification - CFO

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Stated in thousands except for share and per share data)
                                                           (Unaudited)

                                                                                                       MARCH 31,    December 31,
                                                                                                         2007           2006
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------------------
      CURRENT ASSETS
       Cash and cash equivalents                                                                      $   76,402      $   52,210
       Trade receivables                                                                                 678,436         698,190
       Merchandise inventory                                                                             389,516         385,479
       Other current assets                                                                               17,906          19,302
---------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                                        1,162,260       1,155,181
---------------------------------------------------------------------------------------------------------------------------------
      PROPERTY, AT COST
       Land                                                                                               44,141          44,135
       Buildings                                                                                         310,426         311,148
       Furniture and fixtures                                                                            160,627         158,757
       Software                                                                                           76,906          76,906
       Capital leases                                                                                      2,413           2,413
---------------------------------------------------------------------------------------------------------------------------------
           Total Property, at cost                                                                       594,513         593,359
           Less - accumulated depreciation and amortization                                             (273,180)       (267,013)
---------------------------------------------------------------------------------------------------------------------------------
           Net Property                                                                                  321,333         326,346
      OTHER NON-CURRENT ASSETS                                                                            34,164          26,719
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                               $1,517,757      $1,508,246
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------------------------------------------------------------------
      CURRENT LIABILITIES
       Short-term borrowings                                                                          $   13,247      $   13,667
       Current portion of long-term debt                                                                  32,325          32,319
       Trade accounts payable                                                                            520,234         503,408
       Accrued payroll and benefit costs                                                                  77,825         112,549
       Other accrued taxes                                                                                20,207          13,010
       Dividends payable                                                                                      --           6,494
       Other current liabilities                                                                          65,088          58,269
---------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                                     728,926         739,716
      POSTRETIREMENT BENEFITS LIABILITY                                                                   74,447          74,447
      PENSION LIABILITY                                                                                   43,009          43,449
      LONG-TERM DEBT                                                                                     203,732         203,869
      OTHER NON-CURRENT LIABILITIES                                                                       11,294           4,042
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                           1,061,408       1,065,523
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
      CAPITAL STOCK                                              MARCH 31,      December 31,
                                                                   2007             2006
                                                                   ----             ----
       Common, stated value $20.00 per share
       Authorized                                               15,000,000        15,000,000
       Issued to voting trust                                    5,119,229         6,158,008
       Issued to shareholders                                    1,545,138           291,703
       In treasury, at cost                                        (91,677)          (10,722)
---------------------------------------------------------------------------------------------------------------------------------
           Outstanding Common Stock                              6,572,690         6,438,989             131,454         128,780
      ADVANCE PAYMENTS ON SUBSCRIPTIONS TO COMMON STOCK                                                      720              --
      RETAINED EARNINGS                                                                                  352,437         342,878
      ACCUMULATED OTHER COMPREHENSIVE LOSS                                                               (28,262)        (28,935)
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                                    456,349         442,723
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $1,517,757      $1,508,246
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                         GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Stated in thousands except for per share data)
                                                           (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,                                                                        2007            2006
---------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                                                           $1,228,041      $1,125,273
         Cash discounts                                                                                   (4,483)         (4,062)
---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                              1,223,558       1,121,211
         Cost of merchandise sold                                                                       (984,374)       (898,447)
---------------------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                                             239,184         222,764
         Selling, general and administrative expenses                                                   (207,799)       (197,782)
         Depreciation and amortization                                                                    (8,696)         (7,972)
         Other income, net                                                                                 2,153           6,801
---------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                                                    24,842          23,811
         Interest expense                                                                                 (4,698)         (6,174)
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                                  20,144          17,637
---------------------------------------------------------------------------------------------------------------------------------
         Provision for income taxes
          Current                                                                                         (8,837)         (8,027)
          Deferred                                                                                           633             778
---------------------------------------------------------------------------------------------------------------------------------
         Total provision for income taxes                                                                 (8,204)         (7,249)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                                11,940          10,388
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK                                                                  $     1.82      $     1.61
---------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS ON COMMON STOCK - $0.30 PER SHARE                                                      $    1,975      $    1,769
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (A)                                                                      6,546           6,453
---------------------------------------------------------------------------------------------------------------------------------

(A) Adjusted for the declaration of a 10% stock dividend in December 2006. Prior to the adjustment, the average common shares outstanding at March 31, 2006 were 5,866.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                  GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Stated in thousands)
                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                                                          2007           2006
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net Income                                                                            $ 11,940       $ 10,388
------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to cash provided by operations:
       Depreciation and amortization                                                         8,696          7,972
       Deferred income taxes                                                                  (633)          (778)
       Net gain on disposal of property                                                       (924)        (7,212)
       Loss on impairment of property                                                          ---          1,336
       Changes in assets and liabilities:
         Trade receivables                                                                  19,754         (1,891)
         Merchandise inventory                                                              (4,037)           808
         Other current assets                                                                1,396          2,970
         Other non-current assets                                                           (7,445)           240
         Trade accounts payable                                                             16,826            514
         Accrued payroll and benefit costs                                                 (34,724)       (22,103)
         Other current liabilities                                                          15,591         13,192
         Other non-current liabilities                                                       6,152             28
------------------------------------------------------------------------------------------------------------------
       Total adjustments to net income                                                      20,652         (4,924)
------------------------------------------------------------------------------------------------------------------
    Net cash flow provided by operations                                                    32,592          5,464
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of property                                                    1,438          8,277
       Capital expenditures for property                                                    (4,212)        (7,945)
------------------------------------------------------------------------------------------------------------------
    Net cash flow (used by) provided by investing activities                                (2,774)           332
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net (decrease) increase in short-term borrowings                                       (420)         4,685
       Repayment of long-term debt                                                             (40)           (72)
       Principal payments under capital leases                                                 (91)            --
       Sale of common stock                                                                  5,013          3,697
       Purchases of treasury stock                                                          (1,619)        (1,179)
       Dividends paid                                                                       (8,469)        (7,908)
------------------------------------------------------------------------------------------------------------------
    Net cash flow used by financing activities                                              (5,626)          (777)
------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                        24,192          5,019
------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                                                     52,210          9,074
------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                       $ 76,402       $ 14,093
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                     GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (Stated in thousands)
                                                         (Unaudited)

                                                                COMMON                         ACCUMULATED
                                                                 STOCK                            OTHER
                                              COMMON          SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                               STOCK           UNISSUED         EARNINGS           LOSS              TOTAL
                                            ----------         --------        ----------       ----------         ----------

DECEMBER 31, 2005                            $115,848           $  ---          $308,935         $(43,348)          $381,435
                                                                                                                   ----------

Net income                                        ---              ---            10,388              ---             10,388

Currency translation adjustments                  ---              ---               ---               14                 14

Unrealized gain from
  interest rate swap (net of tax
  of $365)                                        ---              ---               ---              574                574
                                                                                                                   ----------
Comprehensive income                                                                                                  10,976
                                                                                                                   ----------

Stock issued                                    3,182              ---               ---              ---              3,182

Stock redeemed                                 (1,179)             ---               ---              ---             (1,179)

Advance payments                                  ---              515               ---              ---                515

Dividends declared                                ---              ---            (1,769)             ---             (1,769)
                                            ----------         --------        ----------       ----------         ----------
MARCH 31, 2006                               $117,851           $  515          $317,554         $(42,760)          $393,160
                                            ==========         ========        ==========       ==========         ==========


                                                                COMMON                         ACCUMULATED
                                                                 STOCK                            OTHER
                                              COMMON          SUBSCRIBED,       RETAINED       COMPREHENSIVE
                                               STOCK           UNISSUED         EARNINGS           LOSS              TOTAL
                                            ----------         --------        ----------       ----------         ----------

DECEMBER 31, 2006                            $128,780           $  ---          $342,878         $(28,935)          $442,723
                                                                                                                   ----------

Cumulative impact of change in
  accounting for uncertainties in income
  taxes (Note 8)                                  ---              ---              (406)             ---               (406)
                                            ----------         --------        ----------       ----------         ----------
January 1, 2007, as adjusted                  128,780              ---           342,472          (28,935)           442,317
                                            ----------         --------        ----------       ----------         ----------

Net income                                        ---              ---            11,940              ---             11,940

Currency translation adjustments                  ---              ---               ---              655                655

Unrealized gain from
  interest rate swap (net of tax
  of $11)                                         ---              ---               ---               18                 18

                                                                                                                   ----------
Comprehensive income                                                                                                  12,613
                                                                                                                   ----------

Stock issued                                    4,293              ---               ---              ---              4,293

Stock redeemed                                 (1,619)             ---               ---              ---             (1,619)

Advance payments                                  ---              720               ---              ---                720

Dividends declared                                ---              ---            (1,975)             ---             (1,975)
                                            ----------         --------        ----------       ----------         ----------
MARCH 31, 2007                               $131,454           $  720          $352,437         $(28,262)          $456,349
                                            ==========         ========        ==========       ==========         ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands except for Share and Per Share Data)
                                  (Unaudited)

Note 1
------

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company's condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of the Company, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2
------

     At March 31, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009.

     The trade receivable securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at March 31, 2007 and December 31, 2006, respectively.

Note 3
------

     The Company has two lease arrangements with an independent lessor, which provide $58,777 of financing for eight of the Company's distribution facilities as of March 31, 2007. The agreements carry five-year terms expiring July 2008 and December 2009. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The financing structures used in these two lease arrangements qualify as silos of a variable interest entity and therefore are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51".

     Under the terms of the lease arrangements, the Company's maximum exposure to loss at March 31, 2007 and December 31, 2006, in respect of the properties subject to the two lease agreements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

Note 4
------

     The Company entered into an agreement during the first quarter of 2006, whereby the Company expected to sell certain real property at a sale price of $1,950. The book value of the property on the date the sale agreement was executed was approximately $3,100. The Company estimated that it would incur additional costs of approximately $185 to sell the property.

     The Company determined that the expected disposal of this real property met the criteria for recognition of an impairment loss on an asset classified as held for sale as outlined in FASB Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and, in accordance therewith, recorded an impairment loss of $(1,336) to account for the expected loss on the sale in the first quarter of 2006. The impairment loss is included in other income, net in the Consolidated Statements of Income for the three months ended March 31, 2006.

     The transfer of the real property had been expected to take place by the end of the second quarter 2006, but the contract to sell the property was cancelled as was allowed under the terms of the sale agreement. The Company continued to market the property throughout 2006, but due to factors beyond the Company's control, the property has still not sold. The property continues to be actively marketed at a price that is reasonable given market conditions. The Company reassessed and confirmed that the net book value of the property still approximates fair market value and that the criteria for classifying the property as an asset held for sale are still applicable. Therefore, the asset continues to be classified as held for sale at March 31, 2007.

Note 5
------

     The Company made contributions to its qualified defined benefit pension plan totaling $7,500 for each of the three month periods ended March 31, 2007 and 2006, respectively. Additional contributions totaling $32,500 are expected to be paid during the remainder of 2007.

Note 6
------

     The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement, which expires on March 15, 2017. Approximately 77% of the Company's issued and outstanding shares of Common Stock had been deposited with the Voting Trustees to be held under the 2007 Voting Trust Agreement by their beneficial owners as of March 31, 2007.

Note 7
------

     Comprehensive income is reported in the Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2007 and 2006. Comprehensive income for the quarters ended March 31, 2007 and 2006 was $12,613 and $10,976, respectively and was comprised of net income, currency translation adjustments related to the Company's operations in Canada and Mexico and changes in value of the Company's interest rate swap agreement.

Note 8
------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. Under FIN 48, the Company has $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,980 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,002 in interest and penalties in its statement of financial position. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2003 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2003 tax year as of March 31, 2007. The federal statute of limitations for the 2003 tax year will expire on September 15, 2007. The Company's state income tax returns for 2002 through 2005 remain subject to examination by various state authorities with the latest closing period on October 15, 2010. Similarly, the Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such state statutes will expire on or before October 15, 2007 unless otherwise extended.

Note 9
------

     The FASB issued SFAS No. 157 "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact that SFAS 157 will have on its financial statements.

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

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The amounts recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,009 and $74,447, respectively, as of March 31, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

     The FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), in February 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method or interest in a variable interest entity that the entity is required to consolidate. The application is irrevocable unless a new election date occurs and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of SFAS 157. The Company is not permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless it chooses early adoption. The Company has not evaluated the impact that SFAS 159 will have on its financial statements.

Note 10
-------

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

Note 11
-------

     As of March 31, 2007, the Company had an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) consisting of a $150,000, 364-day facility due to expire in July 2007. There were no borrowings outstanding under this facility at March 31, 2007 and December 31, 2007.

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires May 2012 and cancelled the $150,000, 364-day facility previously in place.

Item 2.               MANAGEMENT'S DISCUSSION & ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Dollars Stated in Thousands)

     The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW
--------

     Graybar Electric Company, Inc. (the "Company") is engaged in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to contractors, industrial plants, telephone companies, power utilities, federal, state and municipal governments, and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company's business activity is primarily with customers in the United States. The Company also has subsidiary operations with distribution facilities in Canada, Puerto Rico and Mexico. The Company is 100% owned by its active and retired employees, and there is no public trading market for its common stock.

     The Company experienced high single-digit growth in both sales and gross margin in the first quarter of 2007, compared to the first quarter of 2006, which more than offset an increase in total expense and lower other income, net. As a result, income from operations rose 4.3% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The combination of higher income from operations and lower interest expense resulted in an increase in net income of 14.9% for the three months ended March 31, 2007, when compared to the three months ended March 31, 2006. Continued profitable sales growth is expected for the balance of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2007 and 2006:

                                                                THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                  MARCH 31, 2007                        MARCH 31, 2006
                                                            ---------------------------           ---------------------------
  (Dollars stated in thousands)                               DOLLARS           PERCENT              DOLLARS          PERCENT
                                                            ------------        -------           ------------        -------
  Net sales                                                  $1,223,558          100.0%            $1,121,211          100.0%
  Cost of merchandise sold                                     (984,374)         (80.5)              (898,447)         (80.1)
                                                            ------------        -------           ------------        -------
  Gross margin                                                  239,184           19.5                222,764           19.9
  Selling, general and administrative expenses                 (207,799)         (16.9)              (197,782)         (17.7)
  Depreciation and amortization                                  (8,696)          (0.7)                (7,972)          (0.7)
  Other income, net                                               2,153            0.2                  6,801            0.6
                                                            ------------        -------           ------------        -------
  Income from operations                                         24,842            2.1                 23,811            2.1
  Interest expense                                               (4,698)          (0.4)                (6,174)          (0.5)
                                                            ------------        -------           ------------        -------
  Income before provision for income taxes                       20,144            1.7                 17,637            1.6
  Provision for income taxes                                     (8,204)          (0.7)                (7,249)          (0.7)
                                                            ------------        -------           ------------        -------
  Net income                                                 $   11,940            1.0%            $   10,388            0.9%
                                                            ============        =======           ============        =======

     The Company continued to benefit from positive, though slowing, general economic conditions in North America during the three month period ended March 31, 2007. Growth in electrical market sales was generally even across all customer sectors. Higher sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with moderate growth in the overall comm/data market.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

     Net sales totaled $1,223,558 for the three months ended March 31, 2007, an increase of $102,347, or 9.1%, when compared to net sales of $1,121,211 for the three months ended March 31, 2006. Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the three months ended March 31, 2007 increased 8.4%, when compared to the three months ended March 31, 2006, while net sales to the comm/data market rose 11.5% during the period.

     Gross margin increased $16,420, or 7.4%, to $239,184 from $222,764 due to the higher net sales volume in the first quarter of 2007, compared to the same period in 2006. The Company's gross margin rate on net sales decreased to 19.5% during the three months ended March 31, 2007, down from 19.9% for the same three month period in 2006, primarily due to cost reductions on inventory, principally wire and cable.

     Selling, general and administrative expenses increased $10,017, or 5.1%, in the first quarter of 2007 to $207,799 from $197,782 in the first quarter of 2006 mainly due to increased compensation costs resulting from a moderate increase in the number of employees, partially offset by reduced employee benefit and legal expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 16.9% in the first quarter of 2007, from 17.7% in the first quarter of 2006.

     Depreciation and amortization expenses in the first quarter of 2007 increased $724, or 9.1%, to $8,696 from $7,972 in the first quarter of 2006, due to higher average balances of property, at cost, for the three months ended March 31, 2007.

     Other income, net of $2,153 in the first quarter of 2007 included net gains on the disposal of property of $924. Trade receivable interest charges to customers and other interest income together accounted for the remaining $1,229 of other income, net in the first quarter of 2007. Other income, net in the first quarter of 2006 totaled $6,801. Net gains on the disposal of property of $7,212 and the recording of a property impairment loss of $(1,336) accounted for the largest part of other income, net in the first quarter of 2006. Trade receivable interest charges to customers and other interest income accounted for the remaining $925 of other income, net for the first quarter of 2006.

     Income from operations totaled $24,842 in the first quarter of 2007, an increase of $1,031, or 4.3%, from $23,811 for the same period in 2006. The increase was due to higher gross margin, partially offset by higher selling, general, and administrative expenses and higher depreciation and amortization expenses and lower other income, net.

     Interest expense declined $1,476, or 23.9%, to $4,698 in the first quarter of 2007 from $6,174 in the first quarter of 2006. This reduction was due to lower levels of outstanding short-and long-term debt in the first quarter of 2007, compared to the same period in 2006.

     The combination of higher gross margin, increased selling, general and administrative expenses, and higher depreciation and amortization expenses, partially offset by lower interest expenses, resulted in pre-tax earnings of $20,144 for the three months ended March 31, 2007, an increase of $2,507, or 14.2%, compared to pre-tax earnings of $17,637 for the three months ended March 31, 2006.

     As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $955, or 13.2%, to $8,204 for the three months ended March 31, 2007 from $7,249 for the three months ended March 31, 2006. The Company's effective tax rate decreased to 40.7% for the three months ended March 31, 2007, down from 41.1% in the same three month period in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the three months ended March 31, 2007 increased $1,552, or 14.9%, to $11,940 from $10,388 for the three months ended March 31, 2006.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The Company has historically funded its capital requirements using cash flow provided by operations, stock issuances to its employees and long-term debt.

Operating Activities
--------------------

     Cash provided by operations was $32,592 for the three months ended March 31, 2007, compared to $5,464 for the three months ended March 31, 2006. Positive cash flows from operations for the three months ended March 31, 2007 were primarily due to net income of

$11,940, a decrease in trade receivables of $19,754, an increase in trade accounts payable of $16,826, and increases in other current- and non-current liabilities totaling $21,743, partially offset by a $4,037 increase in merchandise inventory and a $34,724 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at March 31, 2007 decreased modestly from the average number of days at March 31, 2006. Merchandise inventory levels were slightly higher at March 31, 2007 when compared to December 31, 2006 to support the growth in net sales. Average inventory turnover improved moderately, when comparing the three months ended March 31, 2007 and 2006, respectively.

     Current assets exceeded current liabilities by $433,334 at March 31, 2007, an increase of $17,869, or 4.3%, from December 31, 2006.

Investing Activities
--------------------

     Capital expenditures for property were $4,212, and $7,945, and proceeds from the disposal of property were $1,438, and $8,277, for the three months ended March 31, 2007 and 2006, respectively. The proceeds received resulted primarily from the sale of real property.

Financing Activities
--------------------

     The excess of cash provided by operations over investing activities enabled the Company to reduce short-term debt by $420, long-term debt by $40, and capital lease obligations by $91 for the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company's cash flow from financing activities resulted from an increase in short-term debt of $4,685 partially offset by a decrease in long-term debt of $72.

     Cash provided by the sale of common stock amounted to $5,013 and $3,697, and purchases of treasury stock were $1,619 and $1,179 for the three months ended March 31, 2007 and 2006, respectively. Dividends paid were $8,469 and $7,908 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity
---------

     As of March 31, 2007, the Company had an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) consisting of a $150,000, 364-day facility due to expire in July 2007. There were no borrowings outstanding under this facility at March 31, 2007 and December 31, 2006.

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires May 2012 and cancelled the $150,000, 364-day facility previously in place.

     At March 31, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009. This program replaced the $200,000 trade receivable securitization program in place on March 31, 2006 that was to have expired in October 2006. There were no borrowings outstanding under the securitization program at March 31, 2007 and December 31, 2006, compared to borrowings outstanding under the securitization program at March 31, 2006 of $20,000.

     At March 31, 2007, the Company had available to it unused lines of credit amounting to $377,719, compared to $377,076 at December 31, 2006. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding during the three months ended March 31, 2007 and 2006 ranged from a minimum of $11,909 and $47,941 to a maximum of $46,758 and $140,115, respectively. The Company also reduced its outstanding long-term debt (including current portion) by $131 to $236,057 at March 31, 2007 from $236,188 at December 31, 2006, compared to a reduction of $72 in long-term debt (including current portion) to $265,588 at March 31, 2006 from $265,660 at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. Under FIN 48, the Company has $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,980 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,002 in interest and penalties in its statement of financial position. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2003 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2003 tax year as of March 31, 2007. The federal statute of limitations for the 2003 tax year will expire on September 15, 2007. The Company's state income tax returns for 2002 through 2005 remain subject to examination by various state authorities with the latest closing period on October 15, 2010. Similarly, the Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such state statutes will expire on or before October 15, 2007 unless otherwise extended.

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact that SFAS 157 will have on its financial statements.

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

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The amounts recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,009 and $74,447, respectively, as of March 31, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

     The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), in February 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method or interest in a variable interest entity that the entity is required to consolidate. The application is irrevocable unless a new election date occurs and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of SFAS 157. The Company is not permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the Company chooses early adoption. The Company has not evaluated the impact that SFAS 159 will have on its financial statements.

SUBSEQUENT EVENTS
-----------------

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires May 2012 and cancelled the $150,000, 364-day facility previously in place.

Item 3.                  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK
                         -----------------------------

     There have been no material changes in the policies, procedures, controls or risk profile from that provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                    CONTROLS AND PROCEDURES
                           -----------------------

     An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

PART II:  OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

     No shareholder may sell, transfer or otherwise dispose of shares of Common Stock (or the Voting Trust Interests issued with respect thereto) without first offering the Company the option to purchase such shares (or Voting Trust Interests issued with respect thereto) at the price at which the shares were issued. The Company also has the option to purchase at the issue price, the Common Stock (or Voting Trust Interests issued with respect thereto) of any shareholder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. In the past, all shares have been issued at $20.00 per share. The Company has always exercised its repurchase option and expects to continue to do so.

     The following table sets forth information regarding purchases of Common Stock (and Voting Trust Interests issued with respect thereto) by the Company pursuant to the foregoing provisions:

ISSUER PURCHASES OF EQUITY SECURITIES

                                               TOTAL                      AVERAGE                 TOTAL NUMBER OF SHARES
                                               NUMBER                      PRICE                   PURCHASED AS PART OF
                                                 OF                        PAID                 PUBLICLY ANNOUNCED PLANS OR
           PERIOD                         SHARES PURCHASED               PER SHARE                       PROGRAMS
           ------                         ----------------               ---------                       --------

January 1 to January 31, 2007                  21,943                     $20.00                            N/A
February 1 to February 28, 2007                33,198                     $20.00                            N/A
March 1 to March 31, 2007                      25,814                     $20.00                            N/A
Total                                          80,955                     $20.00                            N/A

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

              (10) Material Contracts

                   10.1 - Credit Agreement dated May 8, 2007, among Graybar
                          Electric Company, Inc., Bank of America, N.A., as Agent, and other banks named therein.

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

    May 10, 2007                             GRAYBAR ELECTRIC COMPANY, INC.
--------------------
      (Date)

                                                  /s/ R. A. Reynolds, Jr.
                                             --------------------------------
                                                    R. A. REYNOLDS, JR.
                                                       PRESIDENT AND
                                                PRINCIPAL EXECUTIVE OFFICER


                                                 /s/ D. B. D'Alessandro
                                             --------------------------------
                                                   D. B. D'ALESSANDRO
                                                SENIOR VICE PRESIDENT AND
                                               PRINCIPAL FINANCIAL OFFICER


                                                   /s/ Martin J. Beagen
                                             --------------------------------
                                                     MARTIN J. BEAGEN
                                              VICE PRESIDENT AND CONTROLLER
                                             AND PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX
                                 -------------

     10.1 - Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc. Bank of America, N.A.,as Agent, and other banks named therein.

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