Form 10-Q
period 2007-06-30
GRAYBAR ELECTRIC CO INC
filed 2007-08-10
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                         Commission File Number 0-255

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 2007
                                     ------------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  NEW YORK                            13 - 0794380
      -------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

       34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                        63105
      -------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)


      POST OFFICE BOX 7231, ST. LOUIS, MO                            63177
      -------------------------------------------------------------------------
               (Mailing Address)                                   (Zip Code)


      Registrant's telephone number, including area code:     (314)573-9200
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

      Large Accelerated Filer ( )       Accelerated Filer ( )       Non-Accelerated Filer (X)


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES          NO   X
                                    -------     -------


      Common Stock Outstanding at July 31, 2007:         6,586,011
                                                  ----------------------
                                                    (Number of Shares)

                          GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                   QUARTERLY REPORT ON FORM 10-Q
                                           JUNE 30, 2007

                                         TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)                                                   PAGE(S)

    ITEM 1.  Financial Statements
                Condensed Consolidated Balance Sheets                                             3
                Condensed Consolidated Statements of Income                                       4
                Condensed Consolidated Statements of Cash Flows                                   5
                Condensed Consolidated Statement of Changes in Shareholders' Equity               6
                Notes to the Condensed Consolidated Financial Statements                       7-10

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                         11-17

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                          18

    ITEM 4.  Controls and Procedures                                                             18

PART II. OTHER INFORMATION

    ITEM 2.  Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities   19

    ITEM 4.  Submission of Matters to a Vote of Security Holders                                 19

    ITEM 6.  Exhibits and Reports on Form 8-K                                                    20

    SIGNATURES                                                                                   21

    EXHIBIT INDEX                                                                                22
             Exhibit (31.1) - Section 302 Certification - CEO
             Exhibit (31.2) - Section 302 Certification - CFO
             Exhibit (32.1) - Section 906 Certification - CEO
             Exhibit (32.2) - Section 906 Certification - CFO

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Stated in thousands except for share data)
                                                           (Unaudited)

                                                                                                JUNE 30, 2007    December 31, 2006
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------------
      CURRENT ASSETS
       Cash and cash equivalents                                                                $      72,514     $      52,210
       Trade receivables                                                                              729,236           698,190
       Merchandise inventory                                                                          400,834           385,479
       Other current assets                                                                            20,668            19,302
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                                     1,223,252         1,155,181
----------------------------------------------------------------------------------------------------------------------------------
      PROPERTY, AT COST
       Land                                                                                            44,288            44,135
       Buildings                                                                                      313,858           311,148
       Furniture and fixtures                                                                         163,094           158,757
       Software                                                                                        76,906            76,906
       Capital leases                                                                                   2,413             2,413
----------------------------------------------------------------------------------------------------------------------------------
           Total Property, at cost                                                                    600,559           593,359
           Less - accumulated depreciation and amortization                                          (281,529)         (267,013)
----------------------------------------------------------------------------------------------------------------------------------
           Net Property                                                                               319,030           326,346
      OTHER NON-CURRENT ASSETS                                                                         36,970            26,719
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                         $   1,579,252     $   1,508,246
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
      CURRENT LIABILITIES
       Short-term borrowings                                                                    $      20,210     $      13,667
       Current portion of long-term debt                                                               32,311            32,319
       Trade accounts payable                                                                         582,843           503,408
       Accrued payroll and benefit costs                                                               59,699           112,549
       Other accrued taxes                                                                             15,259            13,010
       Dividends payable                                                                                  ---             6,494
       Other current liabilities                                                                       57,898            58,269
----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                                  768,220           739,716
      POSTRETIREMENT BENEFITS LIABILITY                                                                72,947            74,447
      PENSION LIABILITY                                                                                43,189            43,449
      LONG-TERM DEBT                                                                                  193,362           203,869
      OTHER NON-CURRENT LIABILITIES                                                                    14,630             4,042
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                        1,092,348         1,065,523
----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
      CAPITAL STOCK                                                       SHARES AT
                                                                ----------------------------
                                                                  JUNE 30,      December 31,
                                                                      2007              2006
                                                                      ----              ----
       Common, stated value $20.00 per share
       Authorized                                               15,000,000        15,000,000
                                                                ----------        ----------
       Issued to voting trust                                    5,355,258         6,158,008
       Issued to shareholders                                    1,414,126           291,703
       In treasury, at cost                                       (143,194)          (10,722)
----------------------------------------------------------------------------------------------------------------------------------
           Outstanding Common Stock                              6,626,190         6,438,989          132,524           128,780
      ADVANCE PAYMENTS ON SUBSCRIPTIONS TO COMMON STOCK                                                   349               ---
      RETAINED EARNINGS                                                                               378,174           342,878
      ACCUMULATED OTHER COMPREHENSIVE LOSS                                                            (24,143)          (28,935)
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                                 486,904           442,723
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   1,579,252     $   1,508,246
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                       GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (Stated in thousands except for per share data)
                                                        (Unaudited)

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                 ------------------------------------    -------------------------------------
                                                           2007                2006                2007                2006
                                                           ----                ----                ----                ----
GROSS SALES                                      $    1,344,721      $    1,321,354      $    2,572,762      $    2,446,627
   Cash Discounts                                        (5,263)             (4,879)             (9,746)             (8,941)
                                                 ----------------    ----------------    ----------------    ----------------
NET SALES                                             1,339,458           1,316,475           2,563,016           2,437,686
   Cost of merchandise sold                          (1,076,834)         (1,073,948)         (2,061,208)         (1,972,395)
                                                 ----------------    ----------------    ----------------    ----------------
GROSS MARGIN                                            262,624             242,527             501,808             465,291
   Selling, general and administrative
    expenses                                           (202,716)           (199,267)           (410,515)           (397,049)
   Depreciation and amortization                         (8,873)             (8,846)            (17,569)            (16,818)
   Other income, net                                        539               2,667               2,692               9,468
                                                 ----------------    ----------------    ----------------    ----------------
INCOME FROM OPERATIONS                                   51,574              37,081              76,416              60,892
   Interest expense                                      (4,460)             (6,386)             (9,158)            (12,560)
                                                 ----------------    ----------------    ----------------    ----------------
   INCOME BEFORE PROVISION FOR
    INCOME TAXES                                         47,114              30,695              67,258              48,332
Provision for income taxes
   Current                                              (20,844)            (16,187)            (29,681)            (24,214)
   Deferred                                               1,459               3,973               2,092               4,751
                                                 ----------------    ----------------    ----------------    ----------------
   Total provision for income taxes                     (19,385)            (12,214)            (27,589)            (19,463)
                                                 ----------------    ----------------    ----------------    ----------------
NET INCOME                                       $       27,729      $       18,481      $       39,669      $       28,869
                                                 ================    ================    ================    ================

NET INCOME PER SHARE OF COMMON
   STOCK (A)                                     $         4.22      $         2.86      $         6.05      $         4.47
                                                 ----------------    ----------------    ----------------    ----------------
CASH DIVIDENDS PER SHARE OF
   COMMON STOCK (B)                              $         0.30      $         0.30      $         0.60      $         0.60
                                                 ----------------    ----------------    ----------------    ----------------
AVERAGE COMMON SHARES
   OUTSTANDING (A)                                        6,567               6,458               6,559               6,454
                                                 ----------------    ----------------    ----------------    ----------------

(A) Adjusted for the declaration of a 10% stock dividend in December 2006. Prior to the adjustment, the average common shares outstanding were 5,871 and 5,867 for the three and six month periods ended June 30, 2006.

(B) Cash dividends were $1,992 and $1,768 for the three months ended June 30, 2007 and 2006 respectively. Cash dividends were $3,967 and $3,537 for the six months ended June 30, 2007 and 2006, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                         GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Stated in thousands)
                                                           (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                                                                        2007            2006
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net Income                                                                                        $39,669         $28,869
---------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to cash provided by operations:
       Depreciation and amortization                                                                   17,569          16,818
       Deferred income taxes                                                                           (2,092)         (4,751)
       Net gain on disposal of property                                                                  (737)         (9,189)
       Loss on impairment of property                                                                     422           1,336
       Changes in assets and liabilities:
         Trade receivables                                                                            (31,046)       (103,306)
         Merchandise inventory                                                                        (15,355)        (15,943)
         Other current assets                                                                          (1,366)         (3,735)
         Other non-current assets                                                                     (10,251)           (334)
         Trade accounts payable                                                                        79,435         105,579
         Accrued payroll and benefit costs                                                            (52,850)         (8,539)
         Other current liabilities                                                                      8,528          21,722
         Other non-current liabilities                                                                  8,168          (1,527)
---------------------------------------------------------------------------------------------------------------------------------
       Total adjustments to net income                                                                    425          (1,869)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash flow provided by operations                                                               40,094          27,000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of property                                                               1,556          11,122
       Capital expenditures for property                                                              (10,648)        (15,539)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash flow used by investing activities                                                         (9,092)         (4,417)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in short-term borrowings                                                            6,543           7,519
       Repayment of long-term debt                                                                    (10,665)        (10,464)
       Principal payments under capital leases                                                           (208)            ---
       Sale of common stock                                                                             6,742           5,002
       Purchases of treasury stock                                                                     (2,649)         (2,881)
       Dividends paid                                                                                 (10,461)         (9,675)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash flow used by financing activities                                                        (10,698)        (10,499)
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                                   20,304          12,084
---------------------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                                                                52,210           9,074
---------------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                                   $72,514         $21,158
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                        GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                      (Stated in thousands)
                                                         (Unaudited)

                                                              COMMON                           ACCUMULATED
                                                              STOCK                               OTHER
                                            COMMON          SUBSCRIBED,        RETAINED       COMPREHENSIVE
                                            STOCK            UNISSUED          EARNINGS           LOSS              TOTAL
                                       ---------------- ----------------- ----------------- ----------------- -----------------

DECEMBER 31, 2005                         $   115,848      $        ---      $    308,935      $    (43,348)     $    381,435
                                                                                                              -----------------

Net income                                        ---               ---            28,869               ---            28,869

Currency translation adjustments                  ---               ---               ---             1,389             1,389

Unrealized gain from
  interest rate swap (net of tax
  of $636)                                        ---               ---               ---             1,000             1,000
                                                                                                              -----------------

Comprehensive income                                                                                                   31,258
                                                                                                              -----------------

Stock issued                                    4,759               ---               ---               ---             4,759

Stock redeemed                                 (2,881)              ---               ---               ---            (2,881)

Advance payments                                  ---               243               ---               ---               243

Dividends declared                                ---               ---            (3,537)              ---            (3,537)
                                       ---------------- ----------------- ----------------- ----------------- -----------------

JUNE 30, 2006                             $   117,726      $        243      $    334,267      $    (40,959)     $    411,277
                                       ================ ================= ================= ================= =================


                                                              COMMON                           ACCUMULATED
                                                              STOCK                               OTHER
                                            COMMON          SUBSCRIBED,        RETAINED       COMPREHENSIVE
                                            STOCK            UNISSUED          EARNINGS           LOSS              TOTAL
                                       ---------------- ----------------- ----------------- ----------------- -----------------

DECEMBER 31, 2006                         $   128,780      $        ---      $    342,878      $    (28,935)     $    442,723
                                                                                                              -----------------

Cumulative impact of change in
accounting for uncertainties in income
taxes (Note 7)                                    ---               ---              (406)              ---              (406)
                                       ---------------- ----------------- ----------------- ----------------- -----------------

January 1, 2007, as adjusted                  128,780               ---           342,472           (28,935)          442,317
                                       ---------------- ----------------- ----------------- ----------------- -----------------

Net income                                        ---               ---            39,669               ---            39,669

Currency translation adjustments                  ---               ---               ---             4,285             4,285

Unrealized gain from
  interest rate swap (net of tax
  of $323)                                        ---               ---               ---               507               507
                                                                                                              -----------------

Comprehensive income                                                                                                   44,461
                                                                                                              -----------------

Stock issued                                    6,393               ---               ---               ---             6,393

Stock redeemed                                 (2,649)              ---               ---               ---            (2,649)

Advance payments                                  ---               349               ---               ---               349

Dividends declared                                ---               ---            (3,967)              ---            (3,967)
                                       ---------------- ----------------- ----------------- ----------------- -----------------

JUNE 30, 2007                             $   132,524      $        349      $    378,174      $    (24,143)     $    486,904
                                       ================ ================= ================= ================= =================

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

Note 2
------

     At June 30, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009.

     The trade receivable securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at June 30, 2007 and December 31, 2006, respectively.

Note 3
------

     The Company has two lease arrangements with an independent lessor, which provide $58,777 of financing for eight of the Company's distribution facilities as of June 30, 2007. The agreements carry five-year terms expiring July 2008 and December 2009. The Company has the option, with the consent of the lenders to the lessor, to renew the leases for an additional five-year term or to purchase the property for a price including the outstanding lease balance.

If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The financing structures used in these two lease arrangements qualify as silos of a variable interest entity and therefore are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51".

     Under the terms of the lease arrangements, the Company's maximum exposure to loss at June 30, 2007 and December 31, 2006, in respect of the properties subject to the two lease agreements, is $49,961, the amount guaranteed by the Company as the residual fair value of the property.

Note 4
------

     The Company made contributions to its qualified defined benefit pension plan totaling $10,000 and $17,500 during the three month and six month periods ended June 30, 2007, respectively. Contributions made during the three and six month periods ended June 30, 2006 totaled $7,500 and $15,000, respectively. Additional contributions totaling $48,000 are expected to be paid during the remainder of 2007.

Note 5
------

     The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement, which expires on March 15, 2017. Approximately 79.1% of the Company's issued and outstanding shares of Common Stock had been deposited with the Voting Trustees to be held under the 2007 Voting Trust Agreement by their beneficial owners as of June 30, 2007.

Note 6
------

     Comprehensive income for the quarters ended June 30, 2007 and 2006 was $31,848 and $20,282, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006 was $44,461 and $31,258, respectively and is reported in the Condensed Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2007 and 2006. Comprehensive income is comprised of net income, currency translation adjustments related to the Company's operations in Canada and Mexico and changes in the value of the Company's interest rate swap agreement.

Note 7
------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,966 as of June 30, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,312 in interest and penalties in its statement of financial position at

June 30, 2007. Interest is computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2003 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2003 tax year as of June 30, 2007. The federal statute of limitations for the 2003 tax year will expire on September 15, 2007. The Company's state income tax returns for 2002 through 2005 remain subject to examination by various state authorities with the latest closing period on October 15, 2010. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such state statutes will expire on or before October 15, 2007 unless otherwise extended.

Note 8
------

     The FASB issued SFAS No. 157, "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that its adoption of SFAS 157 will have a material impact on its financial statements.

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

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The liabilities recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,189 and $72,947, respectively, as of June 30, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

     The FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), in February 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method or interest in a variable interest entity that the entity is required to consolidate. The application is irrevocable unless a new election date occurs and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of SFAS 157. The Company is not permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless it chooses early adoption. The Company does not expect the provisions of SFAS 159 to have a material impact on its financial statements.

Note 9
------

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company's past and current business activities. As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies". Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount would be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

Note 10
-------

     The Company had an unsecured Credit Agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of a $150,000, 364-day facility that was to expire in July 2007.

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires in May 2012 and canceled the $150,000, 364-day facility previously in place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars Stated in Thousands)

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

     The Company experienced moderate growth in both sales and gross margin in the first six months of 2007, compared to the first six months of 2006, which more than offset an increase in total expense and lower other income, net. As a result, income from operations for the three and six months ended June 30, 2007, increased 39.1% and 25.5%, respectively when compared to the three and six months ended June 30, 2006. The combination of higher income from operations and lower interest expense resulted in an increase in net income for the three and six months ended June 30, 2007, of 50.0% and 37.4% when compared to the three and six months ended June 30, 2006. Continued profitable sales growth is expected for the balance of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

     The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six month periods ended June 30, 2007 and 2006:

                                                                  THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                    JUNE 30, 2007                          JUNE 30, 2006
                                                          -----------------------------------   ----------------------------------
  (Dollars stated in thousands)                                DOLLARS             PERCENT           DOLLARS            PERCENT
                                                          ------------------    -------------   -----------------    -------------
  Net sales                                                  $   1,339,458          100.0%         $  1,316,475          100.0%
  Cost of merchandise sold                                      (1,076,834)         (80.4)           (1,073,948)         (81.6)
                                                          ------------------    -------------   -----------------    -------------
  Gross margin                                                     262,624           19.6               242,527           18.4
  Selling, general and administrative expenses                    (202,716)         (15.1)             (199,267)         (15.1)
  Depreciation and amortization                                     (8,873)          (0.7)               (8,846)          (0.7)
  Other income, net                                                    539            0.1                 2,667            0.2
                                                          ------------------    -------------   -----------------    -------------
  Income from operations                                            51,574            3.9                37,081            2.8
  Interest expense                                                  (4,460)          (0.3)               (6,386)          (0.5)
                                                          ------------------    -------------   -----------------    -------------
  Income before provision for income taxes                          47,114            3.6                30,695            2.3
  Provision for income taxes                                       (19,385)          (1.5)              (12,214)          (0.9)
                                                          ------------------    -------------   -----------------    -------------
  Net income                                                 $      27,729            2.1%         $     18,481            1.4%
                                                          ==================    =============   =================    =============

                                                                   SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30, 2007                         JUNE 30, 2006
                                                          -----------------------------------   ----------------------------------
  (Dollars stated in thousands)                                DOLLARS          PERCENT              DOLLARS            PERCENT
                                                          ------------------    -------------   -----------------    -------------
  Net sales                                                  $   2,563,016          100.0%         $  2,437,686          100.0%
  Cost of merchandise sold                                      (2,061,208)         (80.4)           (1,972,395)         (80.9)
                                                          ------------------    -------------   -----------------    -------------
  Gross margin                                                     501,808           19.6               465,291           19.1
  Selling, general and administrative expenses                    (410,515)         (16.0)             (397,049)         (16.3)
  Depreciation and amortization                                    (17,569)          (0.7)              (16,818)          (0.7)
  Other income, net                                                  2,692            0.1                 9,468            0.4
                                                          ------------------    -------------   -----------------    -------------
  Income from operations                                            76,416            3.0                60,892            2.5
  Interest expense                                                  (9,158)          (0.4)              (12,560)          (0.5)
                                                          ------------------    -------------   -----------------    -------------
  Income before provision for income taxes                          67,258            2.6                48,332            2.0
  Provision for income taxes                                       (27,589)          (1.1)              (19,463)          (0.8)
                                                          ------------------    -------------   -----------------    -------------
  Net income                                                 $      39,669            1.5%         $     28,869            1.2%
                                                          ==================    =============   =================    =============


     The Company continued to benefit from positive, though slowing, general economic conditions in North America during the six month period ended June 30, 2007. Growth in electrical market sales was moderate, though negatively impacted by the continued decline in residential construction throughout much of North America. Higher sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with moderate growth in the overall comm/data market.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

     Net sales totaled $1,339,458 for the three months ended June 30, 2007, an increase of $22,983, or 1.7%, when compared to net sales of $1,316,475 for the three months ended June 30, 2006. Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the both the electrical and comm/data market for the three months ended June 30, 2007 increased 1.8%, when compared to the three months ended June 30, 2006.

     Gross margin increased $20,097, or 8.3%, to $262,624 from $242,527 due mainly to the higher net sales volume in the second quarter of 2007 compared to the same period in 2006. In addition, the Company's gross margin rate on net sales increased to 19.6% during the three months ended June 30, 2007, up from 18.4% for the same three month period in 2006, primarily due to a return to a more stable product cost environment compared to the three months ended June 30, 2006 and the Company's ongoing gross margin rate improvement initiatives.

     Selling, general and administrative expenses increased $3,449, or 1.7%, in the second quarter of 2007 to $202,716 from $199,267 in the second quarter of 2006 mainly due to increased compensation costs resulting from a moderate increase in the number of employees, partially offset by reduced employee benefit, legal, and professional expenses. Selling, general and administrative expenses as a percentage of net sales remained at 15.1% in the second quarter of 2007, unchanged from the second quarter of 2006.

     Depreciation and amortization expenses in the second quarter of 2007 increased $27, or 0.3%, to $8,873 from $8,846 in the second quarter of 2006, due to higher average balances of property, at cost, for the three months ended June 30, 2007.

     Other income, net of $539 in the second quarter of 2007 included net losses on the disposal of property of $(187) and a property impairment loss of $(422). Trade receivables interest charges to customers and other interest income together accounted for $1,148 of other income, net in the second quarter of 2007. Net gains on the disposal of property of $1,977 accounted for the majority of other income, net in the second quarter of 2006. Trade receivable interest charges to customers and other interest income accounted for the remaining $690 of other income, net for the second quarter of 2006.

     Income from operations totaled $51,574 in the second quarter of 2007, an increase of $14,493, or 39.1%, from $37,081 for the same period in 2006. The increase was due to higher gross margin, partially offset by higher selling, general, and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense declined $1,926, or 30.2%, to $4,460 in the second quarter of 2007 from $6,386 in the second quarter of 2006. This reduction was due to lower levels of outstanding short-and long-term debt in the second quarter of 2007, compared to the same period in 2006.

     The combination of higher gross margin, increased selling, general and administrative expenses and higher depreciation and amortization expenses, partially offset by lower interest expenses, resulted in pre-tax earnings of $47,114 for the three months ended June 30, 2007, an increase of $16,419, or 53.5%, over pre-tax earnings of $30,695 for the three months ended June 30, 2006.

     As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $7,171, or 58.7%, to $19,385 for the three months ended June 30, 2007 from $12,214 for the three months ended June 30, 2006. The Company's effective tax rate increased to 41.1% for the three months ended June 30, 2007, up from 39.8% in the same three month period in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the three months ended June 30, 2007 increased $9,248, or 50.0%, to $27,729 from $18,481 for the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

     Net sales totaled $2,563,016 for the six months ended June 30, 2007, an increase of $125,330, or 5.1%, when compared to net sales of $2,437,686 for the six months ended June 30, 2006. Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the six months ended June 30, 2006 increased 4.9%, when compared to the six months ended June 30, 2006, while net sales to the comm/data market rose 6.2% during the period.

     Gross margin increased $36,517, or 7.8%, to $501,808 from $465,291 due mainly to the higher net sales volume recorded for the six months ended June 30, 2007 compared to the same period in 2006. In addition, the Company's gross margin rate on net sales increased to 19.6% during the six months ended June 30, 2007, up from 19.1% for the same six month period in 2006, primarily due to a return to a more stable product cost environment compared to the six months ended June 30, 2006 and the Company's ongoing gross margin rate improvement initiatives.

     Selling, general and administrative expenses increased $13,466, or 3.4%, for the six months ended June 30, 2007 to $410,515 from $397,049, compared to the six months ended June 30, 2006, mainly due to increased compensation costs resulting from a moderate increase in the number of employees, partially offset by reduced employee benefit, bad debt, legal, and professional expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 16.0% for the six months ended June 30, 2007 from 16.3% in the same period of 2006.

     Depreciation and amortization expenses increased $751, or 4.5%, to $17,569 from $16,818 for the six months ended June 30, 2007 compared to the same six months in 2006. The increase is due to higher average balances of property, at cost, and higher amortization on capital leases.

     Other income, net totaled $2,692 for the six months ended June 30, 2007, compared to $9,468 for the six months ended June 30, 2006. Other income, net for the six months ended June 30, 2007 included net gains on the disposal of property of $737, a property impairment loss of $(422) and interest income and trade receivable interest charges to customers of $2,377. Other income, net for the six months ended June 30, 2006, included net gains on disposal of property of $9,189 and a property impairment loss of $(1,336). Trade receivable interest charges to customers and other interest income accounted for the remaining $1,615 of other income, net for the six months ended June 30, 2006.

     Income from operations totaled $76,416 for the six months ended June 30, 2007, an increase of $15,524, or 25.5%, from $60,892 for the same period in 2006. The increase was due to higher gross margin, partially offset by higher selling, general, and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense declined $3,402, or 27.1%, to $9,158 for the six months ended June 30, 2007 from $12,560 for the same six month period in 2006. This reduction was due to lower levels of outstanding short-and long-term debt in 2007, compared to 2006.

     The combination of higher gross margin, increased selling, general and administrative expenses, and higher depreciation and amortization expenses, partially offset by lower interest expenses, resulted in pre-tax earnings of $67,258 for the six months ended June 30, 2007, an increase of $18,926, or 39.2%, compared to pre-tax earnings of $48,332 for the six months ended June 30, 2006.

     As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $8,126, or 41.8%, to $27,589 for the three months ended June 30, 2007 from $19,463 for the six months ended June 30, 2006. The Company's effective tax rate increased to 41.0% for the six months ended June 30, 2007, up from 40.3% in the same six month period in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the six months ended June 30, 2007 increased $10,800, or 37.4%, to $39,669 from $28,869 for the six months ended June 30, 2006.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The Company has historically funded its capital requirements using cash flow provided by operations, stock issuances to its employees, and long-term debt.

Operating Activities
--------------------

     Cash provided by operations was $40,094 for the six months ended June 30, 2007, compared to $27,000 for the six months ended June 30, 2006. Positive cash flows from operations for the six months ended June 30, 2007 were primarily due to net income of $39,669, an increase in trade accounts payable of $79,435, and increases in other current- and non-current liabilities totaling $16,696, partially offset by an increase in trade receivables of $31,046, a $15,355 increase in merchandise inventory, and a $52,850 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at June 30, 2007 decreased moderately from the average number of days at June 30, 2006. Merchandise inventory levels were higher at June 30, 2007 when compared to December 31, 2006 to support the growth in net sales. Average inventory turnover improved moderately, when comparing the six months ended June 30, 2007 and 2006, respectively.

     Current assets exceeded current liabilities by $455,032 at June 30, 2007, an increase of $39,567, or 9.5%, from $415,465 at December 31, 2006.

Investing Activities
--------------------

     Capital expenditures for property were $10,648, and $15,539, and proceeds from the disposal of property were $1,556, and $11,122, for the six months ended June 30, 2007 and 2006, respectively. The proceeds received resulted primarily from the sale of real property.

Financing Activities
--------------------

     The excess of cash provided by operations over investing activities, as well as an increase in short-term borrowings for the six months ended June 30, 2007 of $6,543, was used by the Company to reduce long-term debt by $10,665 and capital lease obligations by $208 for the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company's cash flow used by financing activities resulted from a decrease in long-term debt of $10,464 partially offset by an increase in short-term debt of $7,519.

     Cash provided by the sale of common stock amounted to $6,742 and $5,002, and purchases of treasury stock were $2,649 and $2,881 for the six months ended June 30, 2007 and 2006, respectively. Dividends paid were $10,461 and $9,675 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity
---------

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires May 2012 and cancelled the $150,000, 364-day facility previously in place. There were no borrowings outstanding under this facility at June 30, 2007.

     At June 30, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009. There were no borrowings outstanding under the securitization program at June 30, 2007 and December 31, 2006 compared to borrowings outstanding under the securitization program at June 30, 2006 of $30,000.

     At June 30, 2007, the Company had available to it unused lines of credit amounting to $432,562, compared to $377,076 at December 31, 2006. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding during the six months ended June 30, 2007 and 2006 ranged from a minimum of $12,994 and $28,630 to a maximum of $48,193 and $140,924, respectively. The Company also reduced its outstanding long-term debt (including current portion and capital lease obligations) to $225,673 at June 30, 2007 from $236,188 at December 31, 2006, compared to a reduction of $10,464 in long-term debt (including current portion) to $255,196 at June 30, 2006 from $265,660 at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,966 as of June 30, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,312 in interest and penalties in its statement of financial position at June 30, 2007. Interest is computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2003 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2003 tax year as of June 30, 2007. The federal statute of limitations for the 2003 tax year will expire on September 15, 2007. The Company's state income tax returns for 2002 through 2005 remain subject to examination by various state authorities with the latest closing period on October 15, 2010. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such state statutes will expire on or before October 15, 2007 unless otherwise extended.

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that its adoption of SFAS 157 will have a material impact on its financial statements.

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

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The liabilities recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,189 and $72,947, respectively, as of June 30, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

     The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), in February 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method or interest in a variable interest entity that the entity is required to consolidate. The application is irrevocable unless a new election date occurs and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of SFAS 157. The Company is not permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the Company chooses early adoption. The Company does not expect the provisions of SFAS 159 to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the policies, procedures, controls or risk profile from that provided in Item 7A., "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management as of June 30, 2007. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

     The following table sets forth information regarding purchases of Common Stock (and Voting Trust Interests issued with respect thereto) by the Company pursuant to the foregoing provisions:

ISSUER PURCHASES OF EQUITY SECURITIES
                                      Total
                                      Number           Average           Total Number of Shares
                                        of              Price         Purchased as Part of Publicly
                                      Shares            Paid                Announced Plans or
         Period                     Purchased         per Share                  Programs
         ------                     ---------         ---------                  --------
April 1 to April 30, 2007             19,222            $20.00                      N/A
May 1 to May 31, 2007                 20,181            $20.00                      N/A
June 1 to June 30, 2007               12,114            $20.00                      N/A
                                      ------            ------                      ---
Total                                 51,517            $20.00                      N/A


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on June 14, 2007. All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 5,177,445 votes, no negative votes were cast.

              1.  R. A. Cole                8.  R. C. Lyons
              2.  D. B. D'Alessandro        9.  K. M. Mazarrella
              3.  D. E. DeSousa             10. R. L. Nowak
              4.  T. F. Dowd                11. R. D. Offenbacher
              5.  L. R. Giglio              12. R. A. Reynolds, Jr.
              6.  T. S. Gurganous           13. K. B. Sparks
              7.  F. H. Hughes


     The Three-Year Common Stock Purchase Plan, attached to the Information Statement as Exhibit A, was approved. The proposal received 5,177,445 votes; no negative votes were cast.

Item 6. Exhibits and Reports On Form 8-K

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

         Form 8-K was filed with the Commission on May 8, 2007, reporting the Company's entry into and an exit from Material Definitive Agreements.

         Form 8-K was filed with the Commission on June 14, 2007, reporting the Company's amendments to its Bylaws.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     August 10, 2007                     GRAYBAR ELECTRIC COMPANY, INC.
-------------------------
         (Date)

                                            /s/ R. A. Reynolds, Jr.
                                  -------------------------------------------
                                               R. A. REYNOLDS, JR.
                                                  PRESIDENT AND
                                           PRINCIPAL EXECUTIVE OFFICER


                                            /s/ D. B. D'Alessandro
                                  -------------------------------------------
                                              D. B. D'ALESSANDRO
                                           SENIOR VICE PRESIDENT AND
                                          PRINCIPAL FINANCIAL OFFICER


                                            /s/ Martin J. Beagen
                                  -------------------------------------------
                                               MARTIN J. BEAGEN
                                         VICE PRESIDENT AND CONTROLLER
                                       AND PRINCIPAL ACCOUNTING OFFICER

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