Form 10-Q
period 2007-09-30
GRAYBAR ELECTRIC CO INC
filed 2007-11-09
CIK 205402

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                         Commission File Number 0-255


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended             September 30, 2007
                                   --------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    --------------------


                        GRAYBAR ELECTRIC COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                               NEW YORK                                             13 - 0794380
    --------------------------------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                 34 NORTH MERAMEC AVENUE, ST. LOUIS, MO                                 63105
    --------------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                              (Zip Code)


                  POST OFFICE BOX 7231, ST. LOUIS, MO                                   63177
    --------------------------------------------------------------------------------------------------------
                           (Mailing Address)                                          (Zip Code)


    Registrant's telephone number, including area code:   (314) 573 - 9200
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

    Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated Filer (X)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 YES        NO    X
                                     -------   -------

    Common Stock Outstanding at October 31, 2007:      6,586,888
                                                  --------------------
                                                   (Number of Shares)

                                      GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                               QUARTERLY REPORT ON FORM 10-Q
                                                    SEPTEMBER 30, 2007


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

    ITEM 2.    Management's Discussion & Analysis of Financial Condition and
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

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Stated in thousands except for share data)
                                                        (Unaudited)

                                                                                               SEPTEMBER 30,        December 31,
ASSETS                                                                                                  2007                2006
-----------------------------------------------------------------------------------------------------------------------------------
     CURRENT ASSETS
       Cash and cash equivalents                                                               $      66,320       $      52,210
       Trade receivables                                                                             733,663             698,190
       Merchandise inventory                                                                         407,689             385,479
       Other current assets                                                                           11,741              19,302
-----------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                                    1,219,413           1,155,181
-----------------------------------------------------------------------------------------------------------------------------------
     PROPERTY, AT COST
       Land                                                                                           43,168              44,135
       Buildings                                                                                     311,212             311,148
       Furniture and fixtures                                                                        166,621             158,757
       Software                                                                                       76,906              76,906
       Capital leases                                                                                  2,413               2,413
-----------------------------------------------------------------------------------------------------------------------------------
           Total Property, at cost                                                                   600,320             593,359
           Less - accumulated depreciation and amortization                                         (288,268)           (267,013)
-----------------------------------------------------------------------------------------------------------------------------------
           Net Property                                                                              312,052             326,346
     OTHER NON-CURRENT ASSETS                                                                         61,516              26,719
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                        $   1,592,981       $   1,508,246
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------
     CURRENT LIABILITIES
       Short-term borrowings                                                                   $      41,814       $      13,667
       Current portion of long-term debt                                                              60,051              32,319
       Trade accounts payable                                                                        577,176             503,408
       Accrued payroll and benefit costs                                                              74,217             112,549
       Other accrued taxes                                                                            17,086              13,010
       Dividends payable                                                                                 ---               6,494
       Other current liabilities                                                                      56,507              58,269
-----------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                                 826,851             739,716
     POSTRETIREMENT BENEFITS LIABILITY                                                                72,197              74,447
     PENSION LIABILITY                                                                                43,321              43,449
     LONG-TERM DEBT                                                                                  122,409             203,869
     OTHER NON-CURRENT LIABILITIES                                                                    15,597               4,042
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                       1,080,375           1,065,523
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
     CAPITAL STOCK                                                      SHARES AT
                                                             -------------------------------
                                                             SEPTEMBER 30,      December 31,
                                                                      2007              2006
                                                                      ----              ----
       Common, stated value $20.00 per share
       Authorized                                               15,000,000        15,000,000
                                                                ----------        ----------
       Issued to voting trustees                                 5,409,741         6,158,008
       Issued to shareholders                                    1,447,247           291,703
       In treasury, at cost                                       (249,839)          (10,722)
-----------------------------------------------------------------------------------------------------------------------------------
           Outstanding Common Stock                              6,607,149         6,438,989         132,143             128,780
     ADVANCE PAYMENTS ON SUBSCRIPTIONS TO COMMON STOCK                                                   613                 ---
     RETAINED EARNINGS                                                                               402,748             342,878
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                                            (22,898)            (28,935)
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                                512,606             442,723
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   1,592,981       $   1,508,246
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                     GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Stated in thousands except for per share data)
                                                        (Unaudited)

                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                 --------------------------------------    -------------------------------------
                                                           2007                 2006                 2007                2006
                                                           ----                 ----                 ----                ----
GROSS SALES                                      $    1,370,173       $    1,333,554       $    3,942,935      $    3,780,181
   Cash Discounts                                        (5,507)              (5,093)             (15,253)            (14,034)
                                                 -----------------    -----------------    ----------------    -----------------
NET SALES                                             1,364,666            1,328,461            3,927,682           3,766,147
   Cost of merchandise sold                          (1,101,715)          (1,082,723)          (3,162,923)         (3,055,118)
                                                 -----------------    -----------------    ----------------    -----------------
GROSS MARGIN                                            262,951              245,738              764,759             711,029
   Selling, general and administrative
     expenses                                          (205,396)            (202,294)            (615,911)           (599,343)
   Depreciation and amortization                         (8,831)              (8,655)             (26,400)            (25,473)
   Other (loss) income, net                                (305)                 524                2,387               9,992
                                                 -----------------    -----------------    ----------------    -----------------
INCOME FROM OPERATIONS                                   48,419               35,313              124,835              96,205
   Interest expense                                      (4,331)              (5,758)             (13,489)            (18,318)
                                                 -----------------    -----------------    ----------------    -----------------
   INCOME BEFORE PROVISION FOR
     INCOME TAXES                                        44,088               29,555              111,346              77,887
Provision for income taxes
   Current                                               (5,074)             (15,143)             (34,755)            (39,357)
   Deferred                                             (12,458)               3,467              (10,366)              8,218
                                                 -----------------    -----------------    ----------------    -----------------
   Total provision for income taxes                     (17,532)             (11,676)             (45,121)            (31,139)
                                                 -----------------    -----------------    ----------------    -----------------
NET INCOME                                       $       26,556       $       17,879       $       66,225      $       46,748
                                                 =================    =================    ================    =================

NET INCOME PER SHARE OF COMMON STOCK (A)         $         4.03       $         2.77       $        10.08      $         7.25
                                                 -----------------    -----------------    ----------------    -----------------
CASH DIVIDENDS PER SHARE OF COMMON
  STOCK (B)                                      $         0.30       $         0.30       $         0.90      $         0.90
                                                 -----------------    -----------------    ----------------    -----------------
AVERAGE COMMON SHARES OUTSTANDING (A)                     6,587                6,447                6,567               6,450
                                                 -----------------    -----------------    ----------------    -----------------

(A) Adjusted for the declaration of a 10% stock dividend in December 2006. Prior to the adjustment, the average common shares outstanding were 5,861 and 5,864 for the three and nine month periods ended September 30, 2006.

(B) Cash dividends were $1,983 and $1,760 for the three months ended September 30, 2007 and 2006 respectively. Cash dividends were $5,949 and $5,297 for the nine months ended September 30, 2007 and 2006, respectively.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                     GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                                    2007             2006
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Net Income                                                                                          $66,225         $ 46,748
------------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to cash provided by operations:
       Depreciation and amortization                                                                     26,400           25,473
       Deferred income taxes                                                                             10,366           (8,218)
       Net gain on disposal of property                                                                  (1,025)          (9,189)
       Loss on impairment of property                                                                     1,727            1,336
       Changes in assets and liabilities:
         Trade receivables                                                                              (35,473)        (106,354)
         Merchandise inventory                                                                          (22,210)         (24,795)
         Other current assets                                                                             7,561           (6,477)
         Other non-current assets                                                                       (34,797)            (264)
         Trade accounts payable                                                                          73,768           75,387
         Accrued payroll and benefit costs                                                              (38,332)           6,870
         Other current liabilities                                                                       (2,843)          23,277
         Other non-current liabilities                                                                    8,517           (2,238)
------------------------------------------------------------------------------------------------------------------------------------
       Total adjustments to net income                                                                   (6,341)         (25,192)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash flow provided by operations                                                                 59,884           21,556
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of property                                                                 7,869           11,206
       Capital expenditures for property                                                                (18,974)         (27,827)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash flow used by investing activities                                                          (11,105)         (16,621)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in short-term borrowings                                                             28,147           36,815
       Repayment of long-term debt                                                                      (54,035)         (24,802)
       Principal payments under capital leases                                                             (314)             ---
       Sale of common stock                                                                               8,759            6,534
       Purchases of treasury stock                                                                       (4,783)          (4,736)
       Dividends paid                                                                                   (12,443)         (11,436)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash flow (used) provided by financing activities                                               (34,669)           2,375
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                                     14,110            7,310
------------------------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                                                                  52,210            9,074
------------------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                                     $66,320          $16,384
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

                                      GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                              COMMON                            ACCUMULATED
                                                              STOCK                                OTHER
                                             COMMON         SUBSCRIBED,        RETAINED        COMPREHENSIVE
                                             STOCK           UNISSUED          EARNINGS            LOSS              TOTAL
                                       ---------------- ----------------- ----------------- ------------------ -------------------
DECEMBER 31, 2005                         $   115,848      $        ---      $    308,935     $    (43,348)      $    381,435
                                                                                                               -------------------

Net income                                        ---               ---            46,748              ---             46,748

Currency translation adjustments                  ---               ---               ---            1,672              1,672

Unrealized gain from
  interest rate swap (net of tax
  of $297)                                        ---               ---               ---              466                466
                                                                                                               -------------------

Comprehensive income                                                                                                   48,886
                                                                                                               -------------------

Stock issued                                    6,083               ---               ---              ---              6,083

Stock redeemed                                 (4,736)              ---               ---              ---             (4,736)

Advance payments                                  ---               451               ---              ---                451

Dividends declared                                ---               ---            (5,297)             ---             (5,297)
                                       ---------------- ----------------- ----------------- ------------------ -------------------

SEPTEMBER 30, 2006                        $   117,195      $        451      $    350,386     $    (41,210)      $    426,822
                                       ================ ================= ================= ================== ===================


                                                              COMMON                            ACCUMULATED
                                                              STOCK                                OTHER
                                            COMMON          SUBSCRIBED,        RETAINED        COMPREHENSIVE
                                            STOCK            UNISSUED          EARNINGS            LOSS              TOTAL
                                       ---------------- ----------------- ----------------- ------------------ -------------------
DECEMBER 31, 2006                         $   128,780      $        ---      $    342,878     $    (28,935)      $    442,723
                                                                                                               -------------------

Cumulative impact of change in
accounting for uncertainties in income
taxes (Note 7)                                    ---               ---              (406)             ---               (406)
                                       ---------------- ----------------- ----------------- ------------------ -------------------

January 1, 2007, as adjusted                  128,780               ---           342,472          (28,935)           442,317
                                       ---------------- ----------------- ----------------- ------------------ -------------------

Net income                                        ---               ---            66,225              ---             66,225

Currency translation adjustments                  ---               ---               ---            6,031              6,031

Unrealized gain from
  interest rate swap (net of tax
  of $4)                                          ---               ---               ---                6                  6
                                                                                                               -------------------
Comprehensive income                                                                                                   72,262
                                                                                                               -------------------

Stock issued                                    8,146               ---               ---              ---              8,146

Stock redeemed                                 (4,783)              ---               ---              ---             (4,783)

Advance payments                                  ---               613               ---              ---                613

Dividends declared                                ---               ---            (5,949)             ---             (5,949)
                                       ---------------- ----------------- ----------------- ------------------ -------------------

SEPTEMBER 30, 2007                        $   132,143      $        613      $    402,748     $    (22,898)      $    512,606
                                       ================ ================= ================= ================== ===================

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

Note 2
------

     At September 30, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009.

     The trade receivable securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were $20,000 in borrowings outstanding under the trade receivable securitization program at September 30, 2007. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2006.

Note 3
------

     Prior to September 28, 2007, the Company had two lease arrangements with an independent lessor which provided $58,777 of financing for eight of the Company's distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009.

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

     The Company terminated the lease arrangement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three of the Company's distribution facilities to the Company in exchange for a cash payment $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

     Under the terms of the remaining lease arrangement, the Company's maximum exposure to loss at September 30, 2007, in respect of the properties subject to the remaining lease agreement, is $24,412, the amount guaranteed by the Company as the residual fair value of the property. The amount guaranteed by the Company as the residual fair value of the property subject to the two lease arrangements was $49,961 at December 31, 2006.

Note 4
------

     The Company made contributions to its qualified defined benefit pension plan totaling $38,000 and $55,500 during the three and nine month periods ended September 30, 2007, respectively. Contributions made during the three and nine month periods ended September 30, 2006 totaled $7,500 and $22,500, respectively. Additional contributions totaling $10,000 are expected to be paid during the remainder of 2007.

Note 5
------

     The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement, which expires on March 15, 2017. Approximately 79.1% of the Company's issued and outstanding shares of Common Stock had been deposited with the Voting Trustees to be held under the 2007 Voting Trust Agreement by their beneficial owners as of September 30, 2007.

Note 6
------

     Comprehensive income for the quarters ended September 30, 2007 and 2006 was $27,801 and $17,628, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $72,262 and $48,886, respectively, and is reported in the Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2007 and 2006. Comprehensive income is comprised of net income, currency translation adjustments related to the Company's operations in Canada and Mexico, and changes in the value of the Company's interest rate swap agreement.

Note 7
------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on

January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,995 as of September 30, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,577 in interest and penalties in its statement of financial position at September 30, 2007. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2004 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2004 tax year as of September 30, 2007. The federal statute of limitations for the 2004 tax year will expire on September 15, 2008. The Company's state income tax returns for 2002 through 2006 remain subject to examination by various state authorities with the latest closing period on October 15, 2011. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such statutes of limitations will expire on or before October 15, 2007 unless extended.

Note 8
------

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that its adoption of SFAS 157 will have a material impact on its financial statements.

     The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after June 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities.

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The liabilities recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,321 and $72,197, respectively, as of September 30, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

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

     The Company experienced moderate growth in both sales and gross margin during the first nine months of 2007, compared to the first nine months of 2006, which more than offset an increase in total expense and lower other income, net. As a result, income from operations for the three and nine months ended September 30, 2007, increased 37.1% and 29.8%, respectively, when compared to the three and nine months ended September 30, 2006. The combination of higher income from operations and lower interest expense resulted in an increase in net income for the three and nine months ended September 30, 2007 of 48.5% and 41.7%, respectively, when compared to the three and nine months ended September 30, 2006. Continued profitable sales growth is expected for the balance of 2007.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

     The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine month periods ended September 30, 2007 and 2006:


                                                                  THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 2007                   SEPTEMBER 30, 2006
                                                          -----------------------------------    --------------------------------
  (Dollars stated in thousands)                                DOLLARS           PERCENT              DOLLARS          PERCENT
                                                          ------------------    -------------    ----------------     -----------
  Net sales                                                 $    1,364,666        100.0%           $  1,328,461         100.0%
  Cost of merchandise sold                                      (1,101,715)       (80.7)             (1,082,723)        (81.5)
                                                          ------------------    -------------    ----------------     -----------
  Gross margin                                                     262,951         19.3                 245,738          18.5
  Selling, general and administrative expenses                    (205,396)       (15.1)               (202,294)        (15.2)
  Depreciation and amortization                                     (8,831)        (0.6)                 (8,655)         (0.7)
  Other (loss) income, net                                            (305)        (0.1)                    524           ---
                                                          ------------------    -------------    ----------------     -----------
  Income from operations                                            48,419          3.5                  35,313           2.6
  Interest expense                                                  (4,331)        (0.3)                 (5,758)         (0.4)
                                                          ------------------    -------------    ----------------     -----------
  Income before provision for income taxes                          44,088          3.2                  29,555           2.2
  Provision for income taxes                                       (17,532)        (1.3)                (11,676)         (0.9)
                                                          ------------------    -------------    ----------------     -----------
  Net income                                                $       26,556          1.9%           $     17,879           1.3%
                                                          ==================    =============    ================     ===========

                                                                  NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2007                   SEPTEMBER 30, 2006
                                                          -----------------------------------    --------------------------------
  (Dollars stated in thousands)                                DOLLARS          PERCENT              DOLLARS          PERCENT
                                                          ------------------    -------------    ----------------     -----------
  Net sales                                                 $    3,927,682        100.0%           $  3,766,147         100.0%
  Cost of merchandise sold                                      (3,162,923)       (80.5)             (3,055,118)        (81.1)
                                                          ------------------    -------------    ----------------     -----------
  Gross margin                                                     764,759         19.5                 711,029          18.9
  Selling, general and administrative expenses                    (615,911)       (15.7)               (599,343)        (16.0)
  Depreciation and amortization                                    (26,400)        (0.7)                (25,473)         (0.7)
  Other income, net                                                  2,387          0.1                   9,992           0.3
                                                          ------------------    -------------    ----------------     -----------
  Income from operations                                           124,835          3.2                  96,205           2.5
  Interest expense                                                 (13,489)        (0.4)                (18,318)         (0.5)
                                                          ------------------    -------------    ----------------     -----------
  Income before provision for income taxes                         111,346          2.8                  77,887           2.0
  Provision for income taxes                                       (45,121)        (1.1)                (31,139)         (0.8)
                                                          ------------------    -------------    ----------------     -----------
  Net income                                                $       66,225          1.7%           $     46,748           1.2%
                                                          ==================    =============    ================     ===========

     The Company continued to benefit from positive, though slowing, general economic conditions in North America during the nine month period ended September 30, 2007. Growth in electrical market sales was moderate, though negatively impacted by the continued decline in residential construction throughout much of North America. Higher sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with moderate growth in the overall comm/data market.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

     Net sales totaled $1,364,666 for the three months ended September 30, 2007, an increase of $36,205, or 2.7%, when compared to net sales of $1,328,461 for the three months ended September 30, 2006. Increases in net sales were recorded in both of the primary market sectors in which the Company operates.

     Net sales to the electrical market for the three months ended September 30, 2006 increased 0.2%, when compared to the three months ended September 30, 2006, while net sales to the comm/data market rose 9.0% during the same period.

     Gross margin increased $17,213, or 7.0%, to $262,951 from $245,738, partly due to higher net sales volume in the third quarter of 2007 compared to the same period in 2006. In addition, the Company's gross margin rate on net sales increased to 19.3% during the three months ended September 30, 2007, up from 18.5% for the same three month period in 2006, primarily due to a return to a more stable product cost environment compared to the three months ended September 30, 2006 and the Company's ongoing gross margin rate improvement initiatives.

     Selling, general and administrative expenses increased $3,102, or 1.5%, in the third quarter of 2007 to $205,396 from $202,294 in the third quarter of 2006, mainly due to increased compensation costs resulting from a modest increase in the number of employees, partially offset by reduced employee benefit, legal, and professional expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 15.1% in the third quarter of 2007, from 15.2% in the third quarter of 2006.

     Depreciation and amortization expenses in the third quarter of 2007 increased $176, or 2.0%, to $8,831 from $8,655 in the third quarter of 2006, due to higher average balances of property, at cost, for the three months ended September 30, 2007 compared to the same period in 2006.

     Other income (loss), net of $(305) in the third quarter of 2007 included net gains on the disposal of property of $289 and a property impairment loss of $(1,305). Trade receivables interest charges to customers and other interest income together accounted for $711 of other income, net in the third quarter of 2007. Other income, net of $524 in the third quarter of 2006 was comprised of trade receivable interest charges to customers and other interest income.

     Income from operations totaled $48,419 in the third quarter of 2007, an increase of $13,106, or 37.1%, from $35,313 for the same period in 2006. The increase was due to higher gross margin, partially offset by higher selling, general, and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense declined $1,427, or 24.8%, to $4,331 in the third quarter of 2007 from $5,758 in the third quarter of 2006. This reduction was due to lower levels of outstanding short- and long-term debt in the third quarter of 2007, compared to the same period in 2006.

     The combination of higher gross margin, increased selling, general and administrative expenses and higher depreciation and amortization expenses, and lower interest expenses, resulted in pre-tax earnings of $44,088 for the three months ended September 30, 2007, an increase of $14,533, or 49.2%, over pre-tax earnings of $29,555 for the three months ended September 30, 2006.

     As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $5,856, or 50.2%, to $17,532 for the three months ended September 30, 2007 from $11,676 for the three months ended September 30, 2006. The Company's effective tax rate increased to 39.8% for the three months ended September 30, 2007, up from 39.5% in the same three month period in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the three months ended September 30, 2007 increased $8,677, or 48.5%, to $26,556 from $17,879 for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

     Net sales totaled $3,927,682 for the nine months ended September 30, 2007, an increase of $161,535, or 4.3%, when compared to net sales of $3,766,147 for the nine months ended September 30, 2006. Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the nine months ended September 30, 2007 increased 3.2%, when compared to the nine months ended September 30, 2006, while net sales to the comm/data market rose 7.1% during the period.

     Gross margin increased $53,730, or 7.6%, to $764,759 from $711,029, partly due to higher net sales volume recorded for the nine months ended September 30, 2007 compared to the same period in 2006. In addition, the Company's gross margin rate on net sales increased to 19.5% during the nine months ended September 30, 2007, up from 18.9% for the same nine month period in 2006, primarily due to a return to a more stable product cost environment compared to the nine months ended September 30, 2006 and the Company's ongoing gross margin rate improvement initiatives.

     Selling, general and administrative expenses increased $16,568, or 2.8%, for the nine months ended September 30, 2007 to $615,911 from $599,343, compared to the nine months ended September 30, 2006, mainly due to increased compensation costs resulting from a modest increase in the number of employees, partially offset by reduced employee benefit, bad debt, legal, and professional expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 15.7% for the nine months ended September 30, 2007 from 16.0% in the same period of 2006.

     Depreciation and amortization expenses increased $927, or 3.6%, to $26,400 from $25,473 for the nine months ended September 30, 2007 compared to the same nine months in 2006. The increase is due to higher average balances of property, at cost, and higher amortization on capital leases.

     Other income, net totaled $2,387 for the nine months ended September 30, 2007, compared to $9,992 for the nine months ended September 30, 2006. Other income, net for the nine months ended September 30, 2007 included net gains on the disposal of property of $1,025, property impairment losses of $(1,727) and interest income and trade receivable interest charges to customers of $3,089. Other income, net for the nine months ended September 30, 2006, included net gains on disposal of property of $9,189 and a property impairment loss of $(1,336). Trade receivable interest charges to customers and other interest income accounted for the remaining $2,139 of other income, net for the nine months ended September 30, 2006.

     Income from operations totaled $124,835 for the nine months ended September 30, 2007, an increase of $28,630, or 29.8%, from $96,205 for the same period in 2006. The increase was due to higher gross margin, partially offset by higher selling, general, and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense declined $4,829, or 26.4%, to $13,489 for the nine months ended September 30, 2007 from $18,318 for the same nine month period in 2006. This reduction was due to lower levels of outstanding short- and long-term debt in 2007, compared to 2006.

     The combination of higher gross margin, increased selling, general and administrative expenses, and higher depreciation and amortization expenses, and lower interest expense, resulted in pre-tax earnings of $111,346 for the nine months ended September 30, 2007, an increase of $33,459, or 43.0%, compared to pre-tax earnings of $77,887 for the nine months ended September 30, 2006.

     As a result of higher pre-tax earnings, the Company's total provision for income taxes increased $13,982, or 44.9%, to $45,121 for the nine months ended September 30, 2007 from $31,139 for the nine months ended September 30, 2006. The Company's effective tax rate increased to 40.5% for the nine months ended September 30, 2007, up from 40.0% in the same nine month period in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the nine months ended September 30, 2007 increased $19,477, or 41.7%, to $66,225 from $46,748 for the nine months ended September 30, 2006.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The Company has historically funded its capital requirements using cash flow provided by operations, stock issuances to its employees, and long-term debt.

Operating Activities
--------------------

     Cash provided by operations was $59,884 for the nine months ended September 30, 2007, compared to $21,556 for the nine months ended September 30, 2006. Positive cash flow from operations for the nine months ended September 30, 2007 was primarily due to net income of $66,225, an increase in trade accounts payable of $73,768, and increases in other current- and non-current liabilities totaling $5,674, partially offset by an increase in trade receivables of $35,473, an increase in merchandise inventory of $22,210, increases in other current and non-current assets totaling $27,236, and a $38,332 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at September 30, 2007 decreased moderately from the average number of days at September 30, 2006. Merchandise inventory levels were higher at September 30, 2007 when compared to December 31, 2006 to support the growth in net sales. Average inventory turnover improved moderately, when comparing the nine months ended September 30, 2007 and 2006, respectively.

     Current assets exceeded current liabilities by $392,562 at September 30, 2007, a decrease of $22,903, or 5.5%, from $415,465 at December 31, 2006.

Investing Activities
--------------------

     Capital expenditures for property were $18,974 and $27,827, and proceeds from the disposal of property were $7,869, and $11,206, for the nine months ended September 30, 2007 and 2006, respectively. The proceeds received resulted primarily from the sale of real property.

Financing Activities
--------------------

     The excess of cash provided by operations over investing activities, as well as an increase in short-term borrowings for the nine months ended September 30, 2007 of $28,147, was used by the Company to reduce long-term debt by $54,035 and capital lease obligations by $314 for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company's cash flow provided by financing activities resulted from an increase in short-term borrowings of $36,815, partially offset by a decrease in long-term debt of $24,802.

     Cash provided by the sale of common stock amounted to $8,759 and $6,534, and purchases of treasury stock were $4,783 and $4,736 for the nine months ended September 30, 2007 and 2006, respectively. Dividends paid were $12,443 and $11,436 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity
---------

     On May 8, 2007, the Company executed a new unsecured, LIBOR-based Credit Agreement with a group of banks that consists of a $200,000, five-year facility that expires in May 2012 and cancelled the $150,000, 364-day facility previously in place. There were no borrowings outstanding under this facility at September 30, 2007.

     At September 30, 2007 and December 31, 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009. There were $20,000 in borrowings outstanding under the trade receivable securitization program at September 30, 2007. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2006.

     At September 30, 2007, the Company had available to it unused lines of credit amounting to $413,510 compared to $377,076 at December 31, 2006. These lines are available to meet the short-term cash requirements of the Company. Short-term borrowings outstanding during the nine months ended September 30, 2007 and 2006 ranged from a minimum of $13,871 and $28,630 to a maximum of $49,355 and $140,924, respectively. The Company also reduced its outstanding long-term debt (including current portion and capital lease obligations) to $182,460 at September 30, 2007 from $236,188 at December 31, 2006, compared to a reduction of $24,802 in long-term debt (including current portion) to $240,858 at September 30, 2006 from $265,660 at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,995 as of September 30, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company does not expect any significant increases or decreases in its unrecognized tax benefits within one year of this reporting date.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,577 in interest and penalties in its statement of financial position at September 30, 2007. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state and local income tax returns.

     The Company's federal income tax returns for the tax years 2004 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2004 tax year as of September 30, 2007. The federal statute of limitations for the 2004 tax year will expire on September 15,

2008. The Company's state income tax returns for 2002 through 2006 remain subject to examination by various state authorities with the latest closing period on October 15, 2011. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2002. Such statutes of limitations will expire on or before October 15, 2007 unless extended.

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Instruments" (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that its adoption of SFAS 157 will have a material impact on its financial statements.

     The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), in September 2006. Among other items, SFAS 158 requires recognition of the over- or under-funded status of an entity's defined benefit postretirement plan(s) as an asset or liability in its financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after June 15, 2007 for employers, such as the Company, that do not issue publicly-traded equity securities.

     The Company believes that the adoption of SFAS 158 will have a material impact on its statement of financial position, as the unfunded portion of the Company's pension plan at December 31, 2006 was approximately $102,533. The unfunded portion related to other postretirement benefit obligations was $91,061 at December 31, 2006. The liabilities recognized in the consolidated balance sheet for the Company's pension plan and postretirement benefit obligations are $43,321 and $72,197, respectively, as of September 30, 2007, compared to $43,449 and $74,447, respectively, at December 31, 2006.

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


Item 4.    Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management as of September 30, 2007. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

     The following table sets forth information regarding purchases of Common Stock (and Voting Trust Interests issued with respect thereto) by the Company pursuant to the foregoing provisions:

ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------------------------------
                                                       Total                                     Total Number of Shares
                                                       Number               Average               Purchased as Part of
                                                      of Shares            Price Paid              Publicly Announced
           Period                                     Purchased            per Share                Plans or Programs
--------------------------------------------------------------------------------------------------------------------------------
July 1 to July 31, 2007                                 40,301               $20.00                       N/A
--------------------------------------------------------------------------------------------------------------------------------
August 1 to August 31, 2007                             50,821               $20.00                       N/A
--------------------------------------------------------------------------------------------------------------------------------
September 1 to September 30, 2007                       15,523               $20.00                       N/A
--------------------------------------------------------------------------------------------------------------------------------
Total                                                  106,645               $20.00                       N/A
--------------------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

        (31)  Rule 13a-14(a)/15d-14(a) Certifications

              31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 - Principal Executive Officer

              31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002 - Principal Financial Officer

        (32)  Section 1350 Certifications

              32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

              32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

(b) Reports on Form 8-K.

        No reports on Form 8-K have been filed with the Commission during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     November 9, 2007                   GRAYBAR ELECTRIC COMPANY, INC.
  ----------------------
         (Date)


                                             /s/ R. A. Reynolds, Jr.
                                    ----------------------------------------
                                               R. A. REYNOLDS, JR.
                                                  PRESIDENT AND
                                           PRINCIPAL EXECUTIVE OFFICER


                                             /s/ D. B. D'Alessandro
                                    ----------------------------------------
                                               D. B. D'ALESSANDRO
                                            SENIOR VICE PRESIDENT AND
                                           PRINCIPAL FINANCIAL OFFICER


                                              /s/ Martin J. Beagen
                                    ----------------------------------------
                                                MARTIN J. BEAGEN
                                          VICE PRESIDENT AND CONTROLLER
                                        AND PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX
                                 -------------


31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer