Form 10-K
period 2007-12-30
GRAYBAR ELECTRIC CO INC
filed 2008-03-12
CIK 205402

                                                                     CONFORMED
                                                                     ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

         ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTEREST
                   WITH RESPECT TO SHARES OF COMMON STOCK OF
                          GRAYBAR ELECTRIC CO., INC.

                 Filed pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

         Names and Addresses of all Voting Trustees (as of March 12, 2008):
         -----------------------------------------------------------------

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


         Address to which communications to the Voting Trustees should be sent:
         ---------------------------------------------------------------------

                  R. A. Reynolds, Jr.
                  c/o Graybar Electric Company, Inc.
                  P.O. Box 7231
                  St. Louis, Missouri 63177

         Title of the securities deposited under the Voting Trust Agreement:
         ------------------------------------------------------------------
                  Common Stock, par value $1.00 per share

         Exact name of the issuer of such securities, as specified in its
         ----------------------------------------------------------------
         charter:
         -------
                  Graybar Electric Company, Inc.

         State or other jurisdiction in which               I.R.S. Employer
         ------------------------------------               ---------------
         such issuer was incorporated or organized:         Identification No.:
         -----------------------------------------          ------------------
                  New York                                  13-0794380

         Address of such issuer's principal executive offices:
         ----------------------------------------------------
                  34 North Meramec Avenue
                  P.O. Box 7231
                  St. Louis, Missouri  63177

         If the Voting Trust Interests are registered on any national
         ------------------------------------------------------------
         securities exchange, state the name of each such exchange:
         ---------------------------------------------------------
                  None

                               EXPLANATORY NOTE


                  The Annual Report Relating to Voting Trust Interests, filed by the Voting Trustees under a Voting Trust Agreement, dated as of March 16, 2007, among holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar"), was filed for years prior to 1982 on Form 16-K which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release"). In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports. Specific requirements respecting the form of such annual reports were to be determined on a case by case basis.

                  In response to inquiries to the Deputy Chief Counsel of the Commission's Division of Corporation Finance, Graybar has been informed that the Voting Trustees should file an Annual Report on Form 10-K (as the only appropriate form under Section 13 of the Securities Exchange Act of 1934), but that because the requirements of Form 10-K are generally not applicable to elicit information relevant to voting trusts, the information previously required by rescinded Form 16-K should continue to be provided in this Annual Report. For this reason, the item numbers and information in this Annual Report correspond to the item numbers and disclosure required in the past by rescinded Form 16-K and used in the Annual Report Relating to Voting Trust Interest filed with the commission by Graybar's Voting Trustees in years prior to 1982.

                      INFORMATION REGARDING VOTING TRUST
                      ----------------------------------


                                    PART I


Item 1.  Deposit and Withdrawal of Securities (1)(2)(3)
         ----------------------------------------------

                    Amount                Amount
                  deposited              withdrawn               Amount                   Percentage of
                    during                during                 held at                  class held at
                     year                 year(4)              end of year                 end of year
                  ---------              ---------             -----------                -------------

                  229,560                153,053               5,246,593                       79%

                  (1) The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar Electric Company, Inc. ("Graybar").

                  (2) The 1997 Voting Trust terminated on March 31, 2007. 5,170,086 shares of Common Stock were deposited into the 2007 Voting Trust at its inception.

                  (3) Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the 2007 Voting Trust.

                  (4) The 153,053 shares of Common Stock withdrawn from the Voting Trust in 2007 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

Item 2.  Exercise of Voting Rights.
         -------------------------

                  The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 13 directors.


Item 3.  Exercise of Other Powers.
         ------------------------

                  The Voting Trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4.  Ownership of Voting Trust Certificates and Other Securities.
         -----------------------------------------------------------

         The following table presents information, as of March 12, 2008, as to Voting Trust Interest owned of record or beneficially by each Voting Trustee. As of March 12, 2008, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interest.

                                                                                                 Amount owned             Percent
Name and address                              Name of issuer                 Type of             as of March 12,          of class
of owner                                      and title of class             ownership           2008                     owned
------------------------------------          --------------------------     ---------------     ---------------          --------

D. E. DeSousa                                 Voting Trust Interest (A)      Of record and       6,797(B)                .105%(C)
34 North Meramec Avenue                                                      beneficially
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio                                  Voting Trust Interest (A)      Of record and       10,236(B)               .159%(C)
34 North Meramec Avenue                                                      beneficially
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous                               Voting Trust Interest (A)      Of record and       11,173(B)               .173%(C)
34 North Meramec Avenue                                                      beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher                             Voting Trust Interest (A)      Of record and       13,666(B)               .212%(C)
34 North Meramec Avenue                                                      beneficially
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.                           Voting Trust Interest (A)      Of record and       22,558(B)               .350%(C)
34 North Meramec Avenue                                                      beneficially
P.O. Box 7231
St. Louis, Missouri 63177

---------------------

(A) Issued under the Voting Trust Agreement dated as of March 16, 2007.
(B) The number of shares of Common Stock to which such Voting Trust Interest relate.
(C) As of March 12, 2008, the Voting Trustees together held of record 6,452,059 shares of Common Stock, or 80% of the outstanding shares of Common Stock.

Item 5.  Business Experience of Voting Trustees.
         --------------------------------------

                  The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2008 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 6.  Business and Professional Connection of Voting
         ----------------------------------------------
         Trustees with Issuer, Affiliates and Underwriters.
         --------------------------------------------------

                  The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates will be included under the caption "Directors -- Nominees for Election as Directors" in the Information Statement and is incorporated herein by reference.

Item 7.  Other Activities of Voting Trustees.
         -----------------------------------

                  Except as described in this Annual Report, the Voting Trustees did not perform any other activities during the fiscal year.


Item 8.  Representation of Other Persons by Voting Trustees.
         --------------------------------------------------

                  The Voting Trustees represented no persons other than holders of Voting Trust Interest during the fiscal year.


Item 9.  Remuneration of Voting Trustees.
         -------------------------------

                  The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries. No Voting Trustee received any remuneration from any person or persons for acting as Voting Trustee.

                  Name of                         Capacities in                           Cash Compensation
                  -------                         -------------                           -----------------
                  Voting                          which Compensation                      Salaries, Bonuses
                  Trustee                         Received                                and Directors' Fees(1)
                  ------------------------        --------------------------              -----------------------

                  D. E. DeSousa                   Director and                                $    472,156
                                                  Senior Vice President -
                                                  Sales and Distribution

                  L. R. Giglio                    Director and Senior                              428,481
                                                  Vice President -
                                                  Operations

                  T. S. Gurganous                 Director and                                     302,234
                                                  District Vice President

                  R. D. Offenbacher               Director and                                     444,622
                                                  Senior Vice President -
                                                  Sales and Marketing

                  R. A. Reynolds, Jr.             Director, Chairman of                          1,143,695
                                                  The Board, President and
                                                  Chief Executive Officer




         (1) Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 14, 2008 under Graybar's Management Incentive Plan with respect to services rendered during 2007.

Item 12. Lists of Exhibits Filed.
         -----------------------

     (4) Instruments defining the rights of security holders, including indentures.

                  The Voting Trust Agreement dated as of March 16, 2007, attached as Annex A to the Prospectus, dated January 18, 2007, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-139992), is incorporated herein by reference.

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 12, 2008, said Trustees being invested with the power to bind all of the Voting Trustees.


                       As trustees under the Voting Trust
                       Agreement dated as of March 16, 2007.




                       By    /S/ D. E. DESOUSA
                             --------------------------------------
                             D.E. DESOUSA


                             /S/ L. R. GIGLIO
                             --------------------------------------
                             L. R. GIGLIO


                             /S/ T. S. GURGANOUS
                             --------------------------------------
                             T. S. GURGANOUS


                             /S/ R. D. OFFENBACHER
                             --------------------------------------
                             R. D. OFFENBACHER


                             /S/ R. A. REYNOLDS, JR.
                             --------------------------------------
                             R. A. REYNOLDS, JR.