Form 10-K
period 2007-12-31
GRAYBAR ELECTRIC CO INC
filed 2008-03-12
CIK 205402

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO                 .
                                      -----------------    ----------------

                         COMMISSION FILE NUMBER 0-255

                        GRAYBAR ELECTRIC COMPANY, INC.
            (Exact name of registrant as specified in its charter)

                             NEW YORK                                              13-0794380
   (State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

           34 NORTH MERAMEC AVENUE, ST. LOUIS, MISSOURI                               63105
             (Address of principal executive offices)                               (Zip Code)

       Registrant's telephone number, including area code:   (314) 573-9200

       Securities registered pursuant to Section 12(b) of the Act:    None
                                                                    --------

       Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock      -   Par Value $1.00 Per Share with a
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

                                Yes ( ) No (X)

       The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2007, was approximately $130,549,220. Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 79% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant's Common Stock. See Item 5 of this Annual Report on Form 10-K.

       The number of shares of Common Stock outstanding at March 12, 2008 was 8,052,373.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

       Information Statement relating to the 2008 Annual Meeting of Shareholders - Part III, Items 10-14.

                                     GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                                ANNUAL REPORT ON FORM 10-K
                                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                                    TABLE OF CONTENTS

                                                                                                                    PAGE(S)

                                                          PART I
ITEM 1.         Business                                                                                              3-5
ITEM 1A.        Risk Factors                                                                                          5-6
ITEM 1B.        Unresolved Staff Comments                                                                               6
ITEM 2.         Properties                                                                                            6-7
ITEM 3.         Legal Proceedings                                                                                       7
ITEM 4.         Submission of Matters to a Vote of Security Holders                                                     7

                                                         PART II

ITEM 5.         Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities                                                8-9
ITEM 6.         Selected Financial Data                                                                                 9
ITEM 7.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                       9-16
ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk                                          16-17
ITEM 8.         Financial Statements and Supplementary Data                                                         17-35
ITEM 9.         Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                                                               35
ITEM 9A(T).     Controls and Procedures                                                                                35
ITEM 9B.        Other Information                                                                                      35
                                                         PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance                                                 36
ITEM 11.        Executive Compensation                                                                                 36
ITEM 12.        Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters                                                        36
ITEM 13.        Certain Relationships and Related Transactions, and Director Independence                              36
ITEM 14.        Principal Accounting Fees and Services                                                                 36

                                                         PART IV

ITEM 15.        Exhibits, Financial Statement Schedules                                                             37-39

SIGNATURES                                                                                                          40-41
INDEX TO EXHIBITS                                                                                                      42
CERTIFICATIONS

                                    PART I

The following discussion should be read in conjunction with our accompanying audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2007, included in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., "Risk Factors", of this Annual Report on Form 10-K.

All dollar amounts are stated in thousands ($000s) in the following discussion.

ITEM 1.  BUSINESS

THE COMPANY

Graybar Electric Company, Inc. ("Graybar" or the "Company") is engaged in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to construction contractors, industrial plants, telephone companies, power utilities, federal, state and local governments and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company's business activity is primarily with customers in the United States. Graybar also has subsidiary operations with distribution facilities in Canada, Puerto Rico and Mexico.

The Company was incorporated under the laws of the State of New York on December 11, 1925 to take over the wholesale supply department of Western Electric Company, Incorporated. Graybar is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. The location of the principal executive offices of the Company is 34 North Meramec Avenue, St. Louis, Missouri 63105 and its telephone number is (314) 573-9200.

The Company maintains an internet website at http://www.graybar.com. Graybar's filings with the U.S. Securities and Exchange Commission (the "SEC" or "Commission"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, are accessible free of charge on our website within the "About Us" page under "SEC Filings" as soon as reasonably practicable after we file the reports with the SEC. Additionally, a copy of the Company's SEC filings can be obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Also, a copy of our electronically filed materials can be obtained at http://www.sec.gov.

SUPPLIERS

Graybar distributes over one million products (stockkeeping units) made by nearly 4,400 primary manufacturers through the Company's network of distribution facilities. The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party. The relationships between the Company and a number of its principal suppliers go back many years.

The Company purchased approximately fifty-three percent (53%) of the products it distributes from its top 25 suppliers during 2007. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

PRODUCTS DISTRIBUTED

The Company stocks over 115,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical, telecommunications and networking products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, switchgear, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, private branch exchanges (PBX), data products for local or wide area networks, fiber optic products, security/access control products, and cable television
(CATV) products.

On December 31, 2007 and 2006, the Company had orders on hand that totaled approximately $581,200 and $563,800, respectively. The Company expects that approximately eighty-five percent (85%) of the orders it had on hand at December 31, 2007 will be filled within the twelve-month period ending December 31, 2008. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

MARKETING

Graybar sells its products primarily through a network of distribution facilities located in thirteen geographical districts throughout the United States. The Company operates a main distribution facility in each district along with a number of branch distribution facilities, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located. In addition, the Company maintains seven zone warehouses and three service centers containing inventories of both standard and specialized products. Both the zone warehouses and service centers replenish the inventories carried at the main and branch distribution facilities and make shipments directly to customers. The Company also has subsidiary operations with distribution facilities located in Canada, Puerto Rico and Mexico.

The distribution facilities operated by the Company at December 31, 2007 are shown below:

      U.S. LOCATIONS

                                                             NUMBER OF BRANCH
                              LOCATION OF MAIN             DISTRIBUTION FACILITIES
      DISTRICT              DISTRIBUTION FACILITY               IN DISTRICT*           ZONE WAREHOUSES
      --------              ---------------------               -----------            ---------------
      Boston                Boston, MA                               11                Austell, GA
      California            City of Industry, CA                     20                Fresno, CA
      Dallas                Dallas, TX                               14                Joliet, IL
      Chicago               Glendale Heights, IL                     19                Richmond, VA
      Minneapolis           Minneapolis, MN                          16                Springfield, MO
      New York              Parsippany, NJ                           12                Stafford, TX
      Atlanta               Norcross, GA                             21                Youngstown, OH
      Phoenix               Phoenix, AZ                               9
      Pittsburgh            Pittsburgh, PA                           20
      Richmond              Richmond, VA                             17
      Seattle               Seattle, WA                              12
      St. Louis             St. Louis, MO                            13
      Tampa                 Riverview, FL                            20

      *Includes Service Centers

                                                                 NUMBER OF
                                                               DISTRIBUTION
      INTERNATIONAL LOCATIONS                                   FACILITIES
                                                                ----------
      Graybar Electric Canada, Ltd.
      -----------------------------
       Halifax, Nova Scotia, Canada                                  28
      Graybar International, Inc.
      ---------------------------
       Carolina, Puerto Rico                                          1
      Graybar de Mexico, S.de R.L. de C.V.
      ------------------------------------
       Mexico City, Mexico                                            2


Where the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, while in other cases orders are filled from the Company's inventory. On a dollar volume basis, approximately fifty-eight percent (58%) and sixty percent (60%) of the orders were filled from the Company's inventory in 2007 and 2006, respectively, and the remainder were shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of trade receivables and trade accounts payable terms with its suppliers. The Company's short-term borrowing facilities are also used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. No inventory is pledged as collateral for any borrowings.

The Company distributes its products to more than 160,000 customers, which fall into three principal classes. The following list shows the estimated percentage of the Company's total sales attributable to each of these classes for the last three years:

                                                                   PERCENTAGE OF SALES
CLASS OF CUSTOMERS                                             FOR YEARS ENDED DECEMBER 31,
------------------                            ---------------------------------------------------------------
                                                    2007                   2006                  2005
                                                    ----                   ----                  ----
Electrical Contractors                              48.0%                  49.8%                 45.0%
Commercial & Industrial                             19.4                   18.9                  22.3
Voice and Data Communications                       20.4                   19.9                  19.4

At December 31, 2007, the Company employed approximately 3,200 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives working to generate sales with current and prospective customers. The remainder of the sales personnel were sales and marketing managers and telemarketing, advertising, quotation, counter and clerical personnel.

COMPETITION

The Company believes that it is one of the three largest wholesale distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the five largest wholesale distributors account for less than twenty-five percent (25%) of the total market. The balance of the market is made up of several thousand independent distributors operating on a local, regional or national basis and manufacturers who sell their products directly to end users.

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

FOREIGN SALES

Sales by the Company to customers in foreign countries accounted for approximately five percent (5%) of consolidated revenues in 2007, 2006, and 2005. Subsidiaries of the Company have operations in Canada, Puerto Rico and Mexico. Limited export activities are handled from Company facilities in Texas, Arizona and California. Long-lived assets located outside the United States represented approximately one percent (1%) of the Company's consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

EMPLOYEES

At December 31, 2007, the Company employed approximately 8,600 persons on a full-time basis. Approximately 160 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Our business, financial condition and results are subject to various risks, including, but not limited to, those discussed below. The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition, and results.

WE PURCHASE ONE HUNDRED PERCENT (100%) OF THE PRODUCTS WE SELL TO OUR CUSTOMERS FROM OTHER PARTIES. As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers. Nearly fifty-three percent (53%) of our purchases are made from only 25 manufacturers. A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost revenue and, in rare cases, damages for late or non-delivery.

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

OUR BUSINESS FLUCTUATES WITH GENERAL ECONOMIC CONDITIONS, PARTICULARLY IN THE RESIDENTIAL, COMMERCIAL AND INDUSTRIAL BUILDING CONSTRUCTION INDUSTRIES. Our operating locations are widely distributed geographically across the United States and, to a lesser extent, Canada. Customers for both electrical and comm/data products are similarly diverse - we have over 160,000 customers and our largest customer accounts for less than two percent (2%) of our total revenue. While our geographic and customer concentrations are relatively low, our performance is, nonetheless, dependent on favorable conditions in both the general economy and the construction industry. In addition, conditions in the construction industry are greatly influenced by credit market conditions. Since we derive a substantial portion of our business from construction contractors, revenue could be negatively impacted should interest rates rise, debt-financing continue to be scarce, or other general economic conditions deteriorate to levels that depress building activity.

OUR DAILY ACTIVITIES ARE HIGHLY DEPENDENT ON THE UNINTERRUPTED OPERATION OF OUR INFORMATION SYSTEMS. We are a recognized industry leader for our use of information technology in all areas of our business - sales, customer service, inventory management, finance, accounting and human resources. We maintain redundant information systems as part of our disaster recovery program and are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities. Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility disruptions, terrorist attack, or other major disruptions. A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting revenue, expenses, or both.

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

More specifically, with respect to asbestos litigation, as of December 31, 2007, approximately 3,027 individual cases and 168 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products sold by us. Additional claims will likely be filed against us in the future. Our insurance carriers have historically borne all costs and liability with respect to this litigation and are continuing to do so. Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers. Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants. Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

OUR FINANCING ARRANGEMENTS AND LOAN AGREEMENTS CONTAIN FINANCIAL COVENANTS AND CERTAIN OTHER RESTRICTIONS ON OUR ACTIVITIES AND THOSE OF OUR SUBSIDIARIES. Our senior unsecured notes, revolving credit facility, and trade receivable securitization program impose contractual limits on our ability, and the ability of most of our subsidiaries, to take certain actions. In addition, we are required to maintain acceptable financial ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants. Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities. While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK. The Company's capital stock is one hundred percent (100%) owned by its employees and retirees. Common stock may not be sold by the holder thereof, except after first offering it to the Company. The Company has always exercised this purchase option in the past and expects that it will continue to do so. As a result, no public market for our common stock exists, nor is one expected to develop. This lack of a public market for the Company's common stock may limit Graybar's ability to raise large amounts of equity capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

As of December 31, 2007, the Company has seven zone warehouses ranging in size from approximately 160,000 to 300,000 square feet. The lease arrangements used to finance three of the zone warehouses are discussed in Note 7 of the Notes to the Consolidated Financial Statements, located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K. Of the remaining four zone warehouses, two are owned and two are leased. The remaining lease terms on these two leased facilities range from approximately one to four years.

As of December 31, 2007, the Company has three service centers ranging in size from 143,000 to 210,000 square feet. Two of the three service centers are owned and the remaining service center facility is leased. The remaining lease term on the leased service center is two years.

At December 31, 2007, the Company operated in thirteen geographical districts in the United States, each of which maintains a main distribution facility (ranging from approximately 30,000 to 170,000 square feet) that consists primarily of warehouse space. A small portion of the space in each of the main distribution facilities is used for offices. The Company owns ten of the main distribution facilities and leases three. Each district has a number of branch distribution facilities consisting of warehouse and office space. The number of branches in a district varies from nine to twenty-one and totals 201 for all districts. The branch facilities range in size from approximately 1,000 square feet to 130,000 square feet, with the average being approximately 30,000 square feet. The Company owns 113 of the branch facilities and leases
88. The leases of the branch facilities are for varying terms, with the majority having a remaining term of less than five years.

As of December 31, 2007, the Company has twenty-eight distribution facilities in Canada, of which nine are owned and nineteen are leased. These range in size from approximately 5,000 to 60,000 square feet. The Company has a 22,000 square foot leased facility in Puerto Rico and two leased facilities in Mexico ranging in size from approximately 1,300 to 13,000 square feet.

The Company's headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

As of December 31, 2007, the Company had granted mortgages or other security interests on ten buildings securing approximately $31,613 in debt. Seven of the ten facilities are subject to security interests totaling $27,715 under a lease arrangement with an independent lessor. Another two of the ten facilities are subject to first mortgages securing fixed and variable rate notes, of which $272 in principal remains outstanding. A facility in Kitchener, Ontario, Canada is subject to a first mortgage securing a 5.87% note, of which $3,626 in principal remains outstanding.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement that expires by its terms on March 15, 2017. At December 31, 2007, approximately seventy-nine percent (79%) of the common stock was held in this voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in the newly formed voting trust hold their common stock as the shareholders of record.

No shareholder may sell, transfer or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto ("common stock", "common shares", or "shares") without first offering the Company the option to purchase such shares at the price at which the shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. All outstanding shares of the Company have been issued at $20.00 per share. The Company has always exercised its repurchase option and expects to continue to do so.

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

ISSUER PURCHASES OF EQUITY SECURITIES

                                                     TOTAL                                          TOTAL NUMBER OF SHARES
                                                    NUMBER                   AVERAGE                   PURCHASED AS PART
                                                   OF SHARES                PRICE PAID               OF PUBLICLY ANNOUNCED
PERIOD                                             PURCHASED                PER SHARES                 PLANS OR PROGRAMS
------                                             ---------                ----------                 -----------------
October 1 to October 31, 2007                       20,287                    $20.00                          N/A
November 1 to November 30, 2007                     27,935                    $20.00                          N/A
December 1 to December 31, 2007                     34,481                    $20.00                          N/A
                                                    ------                    ------                          ---
Total                                               82,703                    $20.00                          N/A


CAPITAL STOCK AT DECEMBER 31, 2007:

                                                                             NUMBER OF
TITLE OF CLASS                                                            SECURITY HOLDERS           NUMBER OF SHARES (A)
--------------                                                            ----------------           --------------------
Voting Trust Interests issued with respect to Common Stock                     4,363                       6,294,210
Common Stock                                                                   1,450                       1,637,425
                                                                               -----                       ---------
Total                                                                          5,813                       7,931,635

(A) Adjusted for the declaration of a twenty percent (20%) stock dividend in 2007.

DIVIDEND DATA

(in dollars per share)                                                                       YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------------
PERIOD                                                                           2007                  2006               2005
------                                                                           ----                  ----               ----
First Quarter                                                                   $0.30                 $0.30              $0.30
Second Quarter                                                                   0.30                  0.30               0.30
Third Quarter                                                                    0.30                  0.30               0.30
Fourth Quarter                                                                   1.10                  1.10               1.10
                                                                                 ----                  ----               ----
Total                                                                           $2.00                 $2.00              $2.00

On December 13, 2007, a twenty percent (20%) stock dividend was declared to shareholders of record on January 3, 2008. Shares representing this dividend were issued on February 1, 2008.

On December 14, 2006, a ten percent (10%) stock dividend was declared to shareholders of record on January 3, 2007. Shares representing this dividend were issued on February 1, 2007.

On December 8, 2005, a five percent (5%) stock dividend was declared to shareholders of record on January 3, 2006. Shares representing this dividend were issued on February 1, 2006.

ITEM 6. SELECTED FINANCIAL DATA

This summary should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

                                      FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                           (Stated in thousands except for per share data)

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                       2007              2006            2005               2004            2003
--------------------------------                       ----              ----            ----               ----            ----
Gross sales                                   $   5,279,653     $   5,028,827    $  4,304,187      $   4,093,462   $   3,813,272
Cash discounts                                      (21,352)          (19,684)        (16,144)           (13,909)        (10,820)
                                              --------------    --------------   -------------     --------------  --------------
NET SALES                                     $   5,258,301     $   5,009,143    $  4,288,043      $   4,079,553   $   3,802,452
GROSS MARGIN (A)                                  1,032,318           961,451         811,034            797,010         762,417
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              $      83,421     $      57,388    $     22,398      $      14,018   $       8,465
Cumulative effect of change in accounting
  principle, net of $3,587 tax effect (B)                --                --          (5,634)                --              --
NET INCOME                                    $      83,421     $      57,388    $     16,764      $      14,018   $       8,465
Net income applicable to common stock (C)     $      83,421     $      57,388    $     16,764      $      14,017   $       8,463
Average common shares outstanding (D)                 7,888             7,730           7,680              7,912           8,306
Income per share of common stock
  before cumulative effect of change
  in accounting principle (D)                 $       10.58     $        7.42    $       2.91      $        1.77   $        1.02
Cumulative effect of change
  in accounting principle per share (D)                  --                --           (0.73)                --              --
NET INCOME PER SHARE OF COMMON STOCK (D)      $       10.58     $        7.42    $       2.18      $        1.77   $        1.02
CASH DIVIDENDS PER COMMON SHARE               $        2.00     $        2.00    $       2.00      $        2.00   $        2.00
Total assets                                  $   1,532,028     $   1,508,246    $  1,443,387      $   1,451,372   $   1,422,130
Long-term debt                                $     115,419     $     203,869    $    233,527      $     205,603   $     254,381
-----------------------------------------------------------------------------------------------------------------------------------

(A) Reflects the reclassification of outgoing freight from cost of merchandise sold to selling, general and administrative expenses for all periods prior to 2005. Prior to reclassifying outgoing freight, gross margin in 2004 and 2003 was $783,781 and $734,466, respectively.

(B)  2005 results reflect the adoption of Financial Accounting Standards Board
     (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" (FIN 46), and its subsequent revision FIN 46R.

(C) Income applicable to common stock reflects net income less preferred stock dividends.

(D) All periods adjusted for the declaration of a twenty percent (20%) stock dividend declared in December 2007, a ten percent (10%) stock dividend declared in December 2006, and a five percent (5%) stock dividend declared in December 2005. Prior to these adjustments, the average common shares outstanding for 2006, 2005, 2004, and 2003 were 6,442, 5,541,
     5,709, and 5,993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis provides a narrative on the Company's results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2007. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

The Company experienced moderate sales growth to a new historical high in 2007. This growth in revenue was achieved organically. Significant cash flows from operations resulted from a record level of net income in 2007.

The Company benefited from positive, though slowing, general economic conditions in North America in 2007. Growth in electrical market sales was moderate, though negatively impacted by the continued decline in residential construction throughout much of North America. Higher sales to the comm/data market resulted from the Company's improved competitive performance in this market, coupled with moderate growth in the overall comm/data market.

Strong cash flow from operations in 2007 resulted from a 45.4% increase in net income. The Company funded its capital expenditures with operational cash flow, while also substantially reducing long-term debt. Year-end cash balances remained near historical highs.

Moderate growth in sales and continued profitability is expected for 2008.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of sales for the years ended December 31, 2007, 2006, and 2005:

                                              2007                           2006                            2005
                                              ----                           ----                            ----
                                     DOLLARS        PERCENT         Dollars       Percent            Dollars      Percent
                                     -------        -------         -------       -------            -------      -------

NET SALES                       $  5,258,301          100.0%   $  5,009,143         100.0%     $   4,288,043        100.0%
 Cost of merchandise sold         (4,225,983)         (80.4)     (4,047,692)        (80.8)        (3,477,009)       (81.1)
-------------------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                       1,032,318           19.6         961,451          19.2            811,034         18.9
 Selling, general and
   administrative expenses          (838,693)         (15.9)       (814,587)        (16.3)          (715,333)       (16.7)
 Depreciation and
   amortization                      (36,351)          (0.7)        (34,260)         (0.7)           (34,644)        (0.8)
 Other income, net                     4,513            0.1           9,418           0.2              3,732          0.1
-------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS               161,787            3.1         122,022           2.4             64,789          1.5
 Interest expense                    (17,080)          (0.3)        (23,019)         (0.5)           (26,470)        (0.6)
-------------------------------------------------------------------------------------------------------------------------------
 Income before provision
   for income taxes and
   cumulative effect of
   change in accounting
   principle                         144,707            2.8          99,003           1.9             38,319          0.9
-------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes           (61,286)          (1.2)        (41,615)         (0.8)           (15,921)        (0.4)
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                83,421            1.6          57,388           1.1             22,398          0.5
-------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change
   in accounting principle,
   net of tax                             --             --              --            --             (5,634)        (0.1)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                      $     83,421            1.6%   $     57,388           1.1%     $      16,764          0.4%
-------------------------------------------------------------------------------------------------------------------------------


2007 COMPARED TO 2006

Net sales totaled $5,258,301 in 2007, compared to $5,009,143 last year, an increase of $249,158, or 5.0%. Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 3.8%, while net sales to the comm/data market rose 8.0% in 2007, compared to 2006.

Gross margin increased $70,867, or 7.4%, to $1,032,318 from $961,451, partly due to higher net sales volumes in 2007 compared to 2006. In addition, the Company's gross margin rate on net sales increased to 19.6% during 2007, up from 19.2% in 2006, primarily due to the return to a more stable product cost environment in 2007 and the Company's ongoing gross margin rate improvement initiatives.

Selling, general and administrative expenses increased $24,106, or 3.0%, to $838,693 in 2007 from $814,587 in 2006, mainly due to increased compensation costs resulting from a modest increase in the number of employees, partially offset by reduced employee benefit, bad debt, legal, and professional expenses. Selling, general and administrative expenses as a percentage of sales were 15.9% in 2007, compared to 16.3% in 2006.

Depreciation and amortization expenses in 2007 increased to $36,351 from $34,260 in 2006. The increase was due to higher average balances of property, at cost, and higher amortization expenses on capital leases.

Other income, net totaled $4,513 in 2007, compared to $9,418 in 2006. Other income, net for 2007 included gains on the disposal of property of $1,483, property impairment losses of $(1,727), and interest income and trade receivable interest charges to customers of $4,757. Other income, net in 2006 included net gains on the disposal of property of $8,820 and a property impairment loss of $(2,575). Trade receivable interest charges to customers and other interest income accounted for the remaining $3,173 of other income, net for 2006.

Income from operations totaled $161,787 in 2007, an increase of $39,765, or 32.6%, from $122,022 in 2006. The increase was due to higher gross margin, partially offset by higher selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

Interest expense declined $5,939, or 25.8%, to $17,080 in 2007 from $23,019 in 2006. This reduction was mainly due to lower levels of outstanding short- and long-term debt in 2007, compared to 2006.

The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, resulted in pre-tax earnings of $144,707 for the year ended December 31, 2007, an increase of $45,704, or 46.2%, compared to the year ended December 31, 2006.

The Company's total provision for income taxes increased $19,671 to $61,286 for the year ended December 31, 2007 as a result of higher pre-tax earnings. The Company's effective tax rate increased to 42.4% for the year ended December 31, 2007, up from 42.0% in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income for 2007 increased $26,033, or 45.4%, to $83,421 in 2007 from $57,388 in 2006.

2006 COMPARED TO 2005

Net sales totaled $5,009,143 in 2006, compared to $4,288,043 in 2005, an increase of $721,100, or 16.8%. Significant increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 16.6%, while net sales to the comm/data market rose 17.0% in 2006, compared to 2005.

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

Gross margin increased $150,417, or 18.5%, due to the higher net sales volume in 2006, compared to 2005. The Company's gross margin rate on net sales increased to 19.2% during 2006, up from 18.9% in 2005.

Selling, general and administrative expenses increased $99,254, or 13.9%, to $814,587 in 2006 from $715,333 in 2005. Selling, general and administrative expenses as a percentage of sales were 16.3% in 2006, compared to 16.7% in 2005. The increase was mainly due to increased employee compensation and benefit expenses, including incentive compensation, totaling approximately $92,000.

Depreciation and amortization expenses in 2006 decreased slightly to $34,260 from $34,644 in 2005, mainly due to lower amortization on capital leases.

Other income, net of $9,418 in 2006 included net gains on the disposal of property of $8,820 and property impairment losses of $(2,575). Trade receivable interest charges to customers and other interest income accounted for the remaining $3,173 of other income, net in 2006. Other income, net in 2005 included net gains on the disposal of property of $1,818 and trade receivable interest charges to customers of $1,124.

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

The combination of increased gross margin, other income, net, and selling, general and administrative expenses, coupled with lower depreciation and amortization expenses and lower interest expense, resulted in pre-tax earnings of $99,003 for the year ended December 31, 2006, an increase of $60,684, or 158.4%, compared to the year ended December 31, 2005.

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

Net income for 2006 increased $40,624, or 242.3%, to $57,388 from $16,764 in
2005. A portion of the increase was attributable to the cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, recorded by the Company in 2005 as a consequence of the adoption of FIN 46, and its subsequent revision, FIN 46R.

FINANCIAL CONDITION AND LIQUIDITY

The Company has historically funded its capital requirements using cash flow provided by operations, stock issuances to its employees, and long-term debt.

CASH FLOW INFORMATION
FOR THE YEARS ENDED DECEMBER 31,                                             2007                2006               2005
----------------------------------                                           ----                ----               ----
   Net cash flow provided by operations                                $   94,430          $  160,319         $   77,049
   Capital expenditures                                                   (27,123)            (45,494)           (30,233)
   Net cash flow used by investing activities                             (15,668)            (32,897)            (4,308)
   Net cash flow used by financing activities                             (64,805)            (84,286)           (73,628)

OPERATING ACTIVITIES

Cash provided by operations was $94,430 in 2007, compared to $160,319 in 2006 and $77,049 in 2005. The decrease in cash flow from operations in 2007 compared to 2006 was primarily the result of increased income before the cumulative effect of change in accounting principle of $83,421 and an increase in trade accounts payable of $11,627, partially offset by an increase in trade receivables of $4,679, an increase in merchandise inventory of $11,597, and a decrease in other current and non-current liabilities totaling $32,565. The increase in trade receivables resulted primarily from the increase in sales experienced by the Company. The average number of days of sales in trade receivables at December 31, 2007 decreased moderately from the average number of days at December 31, 2006. Merchandise inventory levels were higher at December 31, 2007 when compared to December 31, 2006. Average inventory turnover improved modestly when comparing December 31, 2007 to December 31, 2006. Current assets exceeded current liabilities by $394,291 at December 31, 2007, down $21,174 from $415,465 at December 31, 2006.

INVESTING ACTIVITIES

Capital expenditures for property were $27,123, $45,494, and $30,233, and proceeds from the disposal of property were $10,912, $11,887, and $25,036, for the years ended December 31, 2007, 2006, and 2005, respectively. The proceeds received resulted primarily from the sale of real property. Cash received from the Company's investment in joint venture was $543, $710, and $889, for the years ended December 31, 2007, 2006, and 2005, respectively, and relates to its investment in Graybar Financial Services.

FINANCING ACTIVITIES

The excess of cash provided by operations over investing activities, as well as a $5,534 increase in short-term borrowings, enabled the Company to reduce long-term debt (including current portion) by $60,286 and capital lease obligations by $422. Reductions in short- and long-term debt (including current portion) during 2006 totaled $74,128.

Cash provided by the sale of common stock amounted to $9,890, $7,401, and $5,215, and purchases of treasury stock were $6,436, $6,123, and $5,803 for the years ended December 31, 2007, 2006, and 2005, respectively. Dividends paid were $12,444, $11,436, and $11,118 for the years ended December 31, 2007, 2006, and 2005, respectively.

Liquidity
---------

The Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new, unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreements at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit.

There were no borrowings outstanding under the trade receivable securitization program at December 31, 2007 and 2006.

At December 31, 2007, the Company had available to it unused lines of credit amounting to $436,575 compared to $377,076 at December 31, 2006. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

Short-term borrowings outstanding during 2007 and 2006 ranged from a minimum of $14,027 and $13,667 to a maximum of $49,560 and $140,924, respectively. The average daily amount of borrowings outstanding under short-term credit agreements during 2007 and 2006 amounted to approximately $20,000 and $82,000 at weighted-average interest rates of 5.57% and 5.31%, respectively. The weighted average interest rate for amounts outstanding at December 31, 2007 was 6.00%.

The credit agreement, the trade receivable securitization program, and certain other note agreements have various covenants that limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2007 and 2006.

The Company had two lease arrangements with an independent lessor, which provided $58,777 of financing for eight of the Company's distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009. The Company terminated the lease arrangement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

The Company has the option, with the consent of the lessor's lenders, to renew the remaining lease for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

The financing structure used in this lease arrangement qualifies as a silo of a variable interest entity and therefore is accounted for under FIN 46. As of December 31, 2007, the consolidated silo included in the Company's financial statements has a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2006, the consolidated silos included in the Company's financial statements had a net property balance of $42,536, long-term debt of $56,720, and a minority interest of $2,057.

Under the terms of the remaining lease arrangement, the Company's maximum exposure to loss at December 31, 2007, in respect of the properties subject to the lease arrangement, is $24,412, the amount guaranteed by the Company as the residual fair value of the property.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has the following contractual obligations as of December 31, 2007:

                                                                                  2009                2011               2013
                                                                                   AND                 AND                AND
                                           TOTAL               2008               2010                2012             BEYOND
                                           -----               ----               ----                ----             ------
Long-term debt obligations           $   200,990        $    70,961        $    79,085         $    43,313        $     7,631
Capital lease obligations                  2,299                563              1,126                 610                 --
Operating lease obligations               97,206             26,964             33,446              14,507             22,289
Purchase obligations                     623,827            623,827                 --                  --                 --
--------------------                 -----------        -----------        -----------         -----------        -----------
         Total                       $   924,322        $   722,315        $   113,657         $    58,430        $    29,920

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist primarily of open inventory purchase orders made in the normal course of business. Many of these obligations may be cancelled with limited or no financial penalties.

The table above does not include $53,738 of accrued, unfunded pension cost, $91,927 of accrued, unfunded employment-related benefits cost, of which $84,436 is related to the Company's postretirement benefit plan, and $6,945 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $33,300 to its defined benefit pension plan during 2008 that are not included in the table.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 in notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K). The Company believes the following accounting policies have the potential to have a more significant impact on its financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

Revenue Recognition
-------------------

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, and product title, ownership and risk of loss transfers to the customer. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company's standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Allowance for Doubtful Accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic's lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management's expectations, additional allowances may be required if the financial condition of the Company's customers were to deteriorate.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). Under this standard, the Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities using enacted applicable tax rates. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in its consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,807 and $2,002 in interest and penalties in its statement of financial position at December 31, 2007 and 2006, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company's federal, state, and local income tax returns.

Merchandise Inventory
---------------------

The Company values its inventories at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. In assessing the ultimate realization of inventories, the Company makes judgments as to its return rights to suppliers and future demand requirements. If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required.

Pension Plan
------------

The Company's pension plan expense and obligations are determined based on the selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rate used to discount plan liabilities. While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension plan obligation and future pension expense. For the years 2007 and 2006, the Company's expected long-term rate of return on plan assets was 8.00%. The discount rate used to discount plan liabilities was changed to 6.00% at December 31, 2007, up from 5.75% at December 31, 2006. The Company has elected to continue to use an expected long-term rate of return on plan assets of 8.00% for 2008. The Company expects 2008 pension expense to be approximately $22,000.

Supplier Volume Incentives
--------------------------

The Company's agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period. These agreements typically provide for the incentives to be paid in arrears. The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized using a cumulative catch-up adjustment. Actual amounts of incentives received have historically been within management's estimates. In the event that the operating performance of the Company's suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R). This statement replaces FASB Statement No. 141, "Business Combinations", and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, if the Company were to engage in a business combination, it will be recorded and disclosed following existing U.S. generally accepted accounting principles until January 1, 2009. SFAS 141R may have an impact on the accounting for business combinations, if any, the Company may consummate after SFAS 141R is adopted.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159), which permits an entity to measure certain financial assets and liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. SFAS 159 is not expected to have a material effect on the Company's financial statements for the fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R" (SFAS 158). This statement requires that a company recognize a net liability or asset, to report the funded status of their defined benefit pension and other postretirement plans on its balance sheet, and measure benefit plan assets and benefit obligations as of the Company's balance sheet date. The portion of this statement related to recognizing a net liability or asset for the funded status became effective for fiscal years ending after June 15, 2007 for employers, such as the Company, that do not issue publicly-traded securities. Upon the adoption of SFAS 158 at December 31, 2007, the Company recorded an after-tax charge to accumulated other comprehensive loss of $73,707. The requirements related to the measurement date of the assets and benefit obligations will be effective for fiscal years ending after December 15, 2008. The Company currently uses its year-end balance sheet date as its measurement date as required by SFAS 158.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This statement does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Subsequent to issuance of SFAS 157, the FASB issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

In addition, the FASB issued Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1), on February 14, 2008. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases" (SFAS
13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. The Company does not expect that its adoption of

SFAS 157, FSP 157-2, the deferral related to nonfinancial assets and nonfinancial liabilities, and FSP 157-1, the amendment regarding applicability to leases, will have a material effect on its financial statements.

The FASB issued FIN 48, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,945 as of December 31, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on $47,148 in variable rate debt outstanding at December 31, 2007, a one percent (1%) increase in interest rates would increase the Company's interest expense by $471 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows stated in thousands and related weighted-average interest rates by expected maturity dates.

                                                                                                                              FAIR
                                                                                                  2013                      MARKET
                                                                                                   AND                       VALUE
DEBT INSTRUMENTS                   2008        2009         2010        2011         2012       BEYOND         TOTAL      12/31/07
----------------                   ----        ----         ----        ----         ----       ------         -----      --------
Long-term debt principal
payments by expected
maturity dates

  Fixed-rate debt             $  32,284      32,284       35,379      29,063       11,137        7,386      $147,533     $ 136,529
  Weighted average
    interest rate                 7.14%       7.14%        7.03%       7.12%        6.61%        6.62%

  Variable-rate debt          $  27,777          62           62          46           --           --      $ 27,947     $  27,947
  Weighted average
    interest rate                 6.39%       6.75%        6.75%       6.75%           --           --

Short-term variable-
    rate borrowings           $  19,201          --           --          --           --           --      $ 19,201     $  19,201
  Weighted average
    interest rate                 6.00%          --           --          --           --           --

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

The Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement in September 2000. The swap agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments, with the Company being paid a LIBOR floating rate and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the swap agreement at December 31, 2007 was approximately $(4,072). The negative value of this agreement reflects the current low level of interest rates compared to interest rates in effect at September 2000, when the agreement was entered into.

FOREIGN EXCHANGE RATE RISK

The Company conducts business in Canada and Mexico. Exposure to foreign currency exchange rate fluctuations is not material.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




               [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                          [ERNST & YOUNG letterhead]



The Board of Directors and Shareholders
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain tax positions. As discussed in Note 5 to the consolidated financial statements, on December 31, 2007, the Company changed its method of accounting for defined pension benefit and other postretirement plans.


                                            /s/ Ernst & Young LLP



St. Louis, Missouri
February 22, 2008

                                        GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                        (Stated in thousands except for per share data)

For the Years Ended December 31,                                                     2007             2006               2005
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   $   5,258,301    $   5,009,143      $   4,288,043
Cost of merchandise sold                                                       (4,225,983)      (4,047,692)        (3,477,009)
------------------------------------------------------------------------------------------------------------------------------
        GROSS MARGIN                                                            1,032,318          961,451            811,034
Selling, general and administrative expenses                                     (838,693)        (814,587)          (715,333)
Depreciation and amortization                                                     (36,351)         (34,260)           (34,644)
Other income, net                                                                   4,513            9,418              3,732
------------------------------------------------------------------------------------------------------------------------------
        INCOME FROM OPERATIONS                                                    161,787          122,022             64,789
Interest expense                                                                  (17,080)         (23,019)           (26,470)
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative effect
  of change in accounting principle                                               144,707           99,003             38,319
------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes:
   Current                                                                        (41,922)         (47,563)            (3,885)
   Deferred                                                                       (19,364)           5,948            (12,036)
------------------------------------------------------------------------------------------------------------------------------
         Total provision for income taxes                                         (61,286)         (41,615)           (15,921)
------------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                       83,421           57,388             22,398
------------------------------------------------------------------------------------------------------------------------------
 Cumulative effect of change in accounting principle, net of
    $3,587 tax effect                                                                  --               --             (5,634)
------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                          $      83,421    $      57,388      $      16,764
------------------------------------------------------------------------------------------------------------------------------
Income per share of common stock before cumulative effect
   of change in accounting principle  (A)                                   $       10.58    $        7.42      $        2.91
------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle per share (A)                      --               --              (0.73)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK (A)                                    $       10.58    $        7.42      $        2.18
------------------------------------------------------------------------------------------------------------------------------

(A) Adjusted for the declaration of a twenty percent (20%) stock dividend in 2007. Prior to the adjustment, the average common shares outstanding were 6,442 and 6,400 for the years ended December 31, 2006 and 2005, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                                        GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          (Stated in thousands except for share data)

DECEMBER 31,                                                                                        2007                2006
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------
     CURRENT ASSETS
       Cash and cash equivalents                                                           $      66,167       $      52,210
       Trade receivables (less allowances of $8,248 and $8,522, respectively)                    702,869             698,190
       Merchandise inventory                                                                     397,076             385,479
       Other current assets                                                                       20,135              19,302
-------------------------------------------------------------------------------------------------------------------------------
           Total Current Assets                                                                1,186,247           1,155,181
-------------------------------------------------------------------------------------------------------------------------------
     PROPERTY, AT COST
       Land                                                                                       42,633              44,135
       Buildings                                                                                 310,120             311,148
       Furniture and fixtures                                                                    162,445             158,757
       Software                                                                                   76,906              76,906
       Capital leases                                                                              2,413               2,413
--------------------------------------------------------------------------------------------------------------------------------
           Total Property, at cost                                                               594,517             593,359
           Less - accumulated depreciation and amortization                                     (286,549)           (267,013)
--------------------------------------------------------------------------------------------------------------------------------
           Net Property                                                                          307,968             326,346
     OTHER NON-CURRENT ASSETS                                                                     37,813              26,719
--------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                    $   1,532,028         $ 1,508,246
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------------------------------------------
     CURRENT LIABILITIES
       Short-term borrowings                                                               $      19,201       $      13,667
       Current portion of long-term debt                                                          60,061              32,319
       Trade accounts payable                                                                    515,035             503,408
       Accrued payroll and benefit costs                                                         117,283             112,549
       Other accrued taxes                                                                        12,766              13,010
       Dividends payable                                                                           7,327               6,494
       Other current liabilities                                                                  60,283              58,269
--------------------------------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                             791,956             739,716
     POSTRETIREMENT BENEFITS LIABILITY                                                            75,436              74,447
     PENSION LIABILITY                                                                            52,938              43,449
     LONG-TERM DEBT                                                                              115,419             203,869
     OTHER NON-CURRENT LIABILITIES                                                                16,662               4,042
--------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                   1,052,411           1,065,523
--------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                                                                   SHARES AT DECEMBER 31,
                                                               -----------------------------
     CAPITAL STOCK                                                    2007              2006
                                                                      ----              ----
       Common, stated value $20.00 per share
       Authorized                                               15,000,000        15,000,000
                                                                ----------        ----------
       Issued to voting trustees                                 6,313,724         6,158,008
       Issued to shareholders                                    1,652,392           291,703
       In treasury, at cost                                        (34,481)          (10,722)
-----------------------------------------------------------------------------------------------------------------------------------
           Outstanding Common Stock                              7,931,635         6,438,989            158,633             128,780
-----------------------------------------------------------------------------------------------------------------------------------
       Common shares subscribed                                    557,704           506,662             11,154              10,133
       Less subscriptions receivable                              (557,704)         (506,662)           (11,154)            (10,133)
-----------------------------------------------------------------------------------------------------------------------------------
     RETAINED EARNINGS                                                                                  386,217             342,878
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                                               (65,233)            (28,935)
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                                   479,617             442,723
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $   1,532,028          $1,508,246
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                                        GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                                            2007            2006             2005
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
    Income before cumulative effect of change in accounting principle                    $83,421         $57,388          $22,398
-----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile income before cumulative effect of change in accounting principle to cash provided by operations:
       Depreciation and amortization                                                      36,351          34,260           34,644
       Deferred income taxes                                                              19,364          (5,948)          12,036
       Net gains on disposal of property                                                  (1,483)         (8,820)          (1,818)
       Losses on impairment of property                                                    1,727           2,575               --
       Changes in assets and liabilities:
         Trade receivables                                                                (4,679)        (64,210)          (9,252)
         Merchandise inventory                                                           (11,597)         42,648           45,085
         Other current assets                                                               (833)         (3,715)          10,792
         Other non-current assets                                                        (11,637)          9,341           (8,484)
         Trade accounts payable                                                           11,627          42,860          (29,635)
         Accrued payroll and benefit costs                                                 4,734          45,838            2,036
         Other current liabilities                                                       (12,817)         12,513           (7,494)
         Other non-current liabilities                                                   (19,748)         (4,411)           6,741
-----------------------------------------------------------------------------------------------------------------------------------
       Total adjustments to income before cumulative effect of change
         in accounting principle                                                          11,009         102,931           54,651
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash flow provided by operations                                                  94,430         160,319           77,049
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from disposal of property                                                 10,912          11,887           25,036
       Capital expenditures for property                                                 (27,123)        (45,494)         (30,233)
       Investment in joint venture                                                           543             710              889
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash flow used by investing activities                                           (15,668)        (32,897)          (4,308)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in short-term borrowings                                    5,534         (42,243)         (11,847)
       Repayment of long-term debt                                                       (60,927)        (31,885)         (48,803)
       Principal payments under capital leases                                              (422)             --           (1,272)
       Sale of common stock                                                                9,890           7,401            5,215
       Purchases of treasury stock                                                        (6,436)         (6,123)          (5,803)
       Dividends paid                                                                    (12,444)        (11,436)         (11,118)
-----------------------------------------------------------------------------------------------------------------------------------
    Net cash flow used by financing activities                                           (64,805)        (84,286)         (73,628)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                           13,957          43,136             (887)
-----------------------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                                                   52,210           9,074            9,961
-----------------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                                        $66,167         $52,210           $9,074

SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID FOR INTEREST                                                            $17,583         $23,644          $26,669
       CASH PAID FOR INCOME TAXES                                                        $57,472         $40,114          $13,767
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                                    GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (Stated in thousands)

                                                   COMMON         RETAINED       ACCUMULATED OTHER
                                                    STOCK         EARNINGS      COMPREHENSIVE LOSS               TOTAL
                                                    -----         --------           -------------               -----
BALANCE, DECEMBER 31, 2004                     $  110,967       $  308,780             $  (27,383)        $    392,364
                                               ==========       ===========            ===========        =============
Net income                                                          16,764                                      16,764
Currency translation adjustments                                                            1,191                1,191
Unrealized gain from interest
   rate swap (net of tax of $587)                                                             935                  935
Minimum pension liability (net of
   tax of $11,518)                                                                        (18,091)             (18,091)
                                                                                                          -------------
Comprehensive income                                                                                               799
                                                                                                          -------------
Stock issued                                        5,215                                                        5,215
Stock repurchased                                  (5,803)                                                      (5,803)
Dividends declared                                  5,469          (16,609)                                    (11,140)
                                               -----------      -----------            -----------        -------------
BALANCE, DECEMBER 31, 2005                     $  115,848       $  308,935             $  (43,348)        $    381,435
                                               ===========      ===========            ===========        =============
Net income                                                          57,388                                      57,388
Currency translation adjustments                                                             (317)                (317)
Unrealized gain from interest
   rate swap (net of tax of $338)                                                             533                  533
Minimum pension liability (net of
   tax of $9,348)                                                                          14,197               14,197
                                                                                                          -------------
Comprehensive income                                                                                            71,801
                                                                                                          -------------
Stock issued                                        7,401                                                        7,401
Stock repurchased                                  (6,123)                                                      (6,123)
Dividends declared                                 11,654          (23,445)                                    (11,791)
                                               -----------      -----------            -----------        -------------
BALANCE, DECEMBER 31, 2006                     $  128,780       $  342,878             $  (28,935)        $    442,723
                                               ===========      ===========            ===========        =============
Cumulative impact of change in
   accounting for uncertainties in
   income taxes  (Note 2)                                             (406)                                       (406)
                                               -----------      -----------            -----------        -------------
January 1, 2007, as adjusted                      128,780          342,472                (28,935)             442,317
                                               -----------      -----------            -----------        -------------
Net income                                                          83,421                                      83,421
Currency translation adjustments                                                            6,699                6,699
Unrealized loss from interest
   rate swap (net of tax of $355)                                                            (557)                (557)
Minimum pension liability (net of
   tax of $19,599)                                                                         31,267               31,267
                                                                                        ----------        -------------
Comprehensive income                                                                                           120,830
                                                                                                          -------------
Adoption of SFAS 158 (net of tax of
   $46,927) (Note 5)                                                                      (73,707)             (73,707)
Stock issued                                        9,890                                                        9,890
Stock repurchased                                  (6,436)                                                      (6,436)
Dividends declared                                 26,399          (39,676)                                    (13,277)
                                               -----------      -----------             -----------        ------------
BALANCE, DECEMBER 31, 2007                     $  158,633       $  386,217              $ (65,233)         $   479,617
                                               ===========      ===========             ===========        ============


The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

                GRAYBAR ELECTRIC COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                  (Stated in thousands except per share data)


1/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Graybar Electric Company, Inc. ("Graybar" or the "Company") is a New York Corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, telecommunications and networking products and the provision of related supply chain management and logistics services, primarily to construction contractors, industrial plants, telephone companies, power utilities, federal, state and local governments, and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company's business activity is primarily with customers in the United States. The Company also has subsidiary operations with distribution facilities in Canada, Puerto Rico and Mexico.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiary companies. All material intercompany balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the 2007 presentation.

REVENUE RECOGNITION

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, and product title, ownership and risk of loss transfers to the customer. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company's standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

OUTGOING FREIGHT EXPENSES

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses. These costs totaled $48,314, $46,942, and $43,799 for the years ended December 31, 2007, 2006, and 2005, respectively.

ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company accounts for cash on hand, deposits in banks, and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic's lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management's expectations, additional allowances may be required if the financial condition of the Company's customers were to deteriorate.

The following table summarizes the activity in the allowances for doubtful accounts and cash discounts:

                                                                     PROVISION
                                                BEGINNING           (CHARGED TO           WRITE-OFFS               ENDING
                                                BALANCE               INCOME)            (DEDUCTIONS)             BALANCE
                                                -------               -------            ------------             -------
FOR THE YEAR ENDED DECEMBER 31, 2007
------------------------------------
Allowance for cash discounts                    $       1,305       $     21,352        $    (21,112)           $   1,545
Allowance for doubtful accounts                         7,217              4,287              (4,801)               6,703
                                                -------------       ------------        -------------           ---------
  Total                                         $       8,522       $     25,639        $    (25,913)           $   8,248
                                                                                                                =========

For the Year Ended December 31, 2006
------------------------------------
Allowance for cash discounts                    $       1,024       $     19,684        $    (19,403)           $   1,305
Allowance for doubtful accounts                         6,502              8,759              (8,044)               7,217
                                              ---------------       ------------        -------------           ---------
  Total                                         $       7,526       $     28,443        $    (27,447)           $   8,522
                                                                                                                =========

For the Year Ended December 31, 2005
------------------------------------
Allowance for cash discounts                    $         981       $     16,144        $    (16,101)           $   1,024
Allowance for doubtful accounts                         7,323              5,956              (6,777)               6,502
                                              ---------------   ----------------        -------------           ---------
  Total                                         $       8,304       $     22,100        $    (22,878)           $   7,526
                                                                                                                =========

MERCHANDISE INVENTORY

The Company's inventory is stated at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. Had the first-in, first-out (FIFO) method been used, inventory would have been approximately $112,777 and $109,773 greater than reported under the LIFO method at December 31, 2007 and 2006, respectively. The Company did not liquidate any portion of previously created LIFO layers in 2007. In 2006 and 2005, the Company liquidated portions of previously created LIFO layers resulting in decreases in cost of goods sold of $(10,176) and $(5,015), respectively.

The Company makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $5,400 and $6,560 at December 31, 2007 and 2006, respectively. The total net reserve expense related to excess and obsolete inventories, included in cost of goods sold, was $(1,160), $2,900, and $2,060 for 2007, 2006, and 2005, respectively.

SUPPLIER VOLUME INCENTIVES

The Company's agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period. These agreements typically provide for the incentives to be paid in arrears. The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized using a cumulative catch-up adjustment. Actual amounts of incentives received have historically been within management's estimates. In the event that the operating performance of the Company's suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

PROPERTY AND DEPRECIATION

The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

     CLASSIFICATION                                      ESTIMATED USEFUL LIFE
     --------------                                      ---------------------
     Buildings                                           42 years
     Permanent fixtures -- leased property               Over the shorter of the asset's life or the lease term
     Furniture, fixtures, equipment and software         4 to 14 years
     Capital leases                                      Over the shorter of the asset's life or the lease term

Depreciation expense was $24,168, $23,088, and $21,977 in 2007, 2006, and
2005, respectively.

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

The Company capitalizes interest expense on major construction and development projects while in progress. Interest capitalized in 2007, 2006, and 2005 was $21, $144, and $47, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. The Company capitalized $1,588 and $799 in 2007 and 2006, respectively, and the amount is recorded in furniture and fixtures.

Unamortized software totaled $32,345 and $42,305 at December 31, 2007 and 2006, respectively. The estimated useful life of capitalized software is eight years.

The Company had various properties listed for sale in 2007 and 2006. The net book value of some of these properties exceeded the expected selling price less estimated selling expenses. The Company determined that the expected sales of these various properties met the recognition criteria for assets held for sale as outlined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" (SFAS 144). In accordance therewith, the Company recorded impairment losses totaling $(1,727) and $(2,575) to account for the expected losses on the sale of these properties for the years ended December 31, 2007 and 2006, respectively. The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2007 and 2006. The properties listed for sale in 2006 were sold in 2007 and as required by SFAS 144, the associated gain or loss that resulted from the sale of those assets that was not previously recognized was recognized as of the date of the sale. The remaining property listed for sale at December 31, 2007 is expected to be sold within the year.

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

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company has entered into an interest rate swap agreement that effectively converts its floating rate payments to a fixed-rate basis. The Company manages interest rates on amounts due under certain lease arrangements through its swap agreement. The Company's interest rate swap agreement is designated as a cash flow hedge.

On an ongoing basis, the Company reflects the current fair value of the interest rate swap on its balance sheet. At December 31, 2007 and 2006, the Company has recorded a liability of $(4,072) and $(3,160), respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap. The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss. No ineffectiveness was recorded in the consolidated statements of income during 2007, 2006, and 2005. Unrealized (loss) gains (net of tax) of $(557), $533, and $935 related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 an unrealized net loss of $(2,489) (net of tax) is recorded in accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.

GOODWILL

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment. Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred. The annual impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined on a variety of assumptions including estimated future cash flows of the reporting unit and discount rates. As of December 31, 2007, the Company has completed its annual impairment test and concluded that there is no impairment of the Company's goodwill. At December 31, 2007 and 2006, the Company had $6,680 of goodwill included in other non-current assets on its consolidated balance sheets.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under this standard, the Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities using enacted applicable tax rates. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in its consolidated financial statements.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141R). This Statement replaces FASB Statement No. 141, "Business Combinations", and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, if the Company were to engage in a business combination, it will be recorded and disclosed following existing U.S. GAAP until January 1, 2009. SFAS 141R may have an impact on the accounting for business combinations, if any, the Company may consummate after SFAS 141R is adopted.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits an entity to measure certain financial assets and liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. The Company does not expect that this statement will have a material effect on the Company's financial statements for the period ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). This statement requires that a company recognize a net liability or asset, to report the funded status of their defined benefit pension and other postretirement plans on its balance sheet, and measure benefit plan assets and benefit obligations as of the Company's balance sheet date. The portion of this statement related to recognizing a net liability or asset for the funded status became effective for fiscal years ending after June 15, 2007 for employers, such as the Company, that do not issue publicly-traded securities. Upon the adoption of SFAS 158 at December 31, 2007, the Company recorded an after-tax charge to accumulated other comprehensive loss of $73,707. The requirements related to the measurement date of the assets and benefit obligations will be effective for fiscal years ending after December 15, 2008. The Company currently uses its year-end balance sheet date as the measurement date as required by SFAS 158.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This statement does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Subsequent to the issuance of SFAS 157, the FASB issued Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

In addition, the FASB issued Staff Position No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1), on February 14, 2008. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases" (SFAS 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. The Company does not expect that its adoption of SFAS 157, FSP
157-2, the deferral related to nonfinancial assets and nonfinancial liabilities, and FSP 157-1, the amendment regarding the applicability of SFAS 157 to leases, will have a material effect on its financial statements.

The FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109" (FIN 48), in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. A complete discussion of FIN 48 may be found in the following Note 2, "Income Taxes", of the notes to the consolidated financial statements.

2/INCOME TAXES

The FASB issued FIN 48, in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN
48, the Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company's unrecognized tax benefits of $6,945 as of December 31, 2007 are uncertain tax positions that would impact the Company's effective tax rate if recognized. The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. As a result, the Company estimates it is reasonably possible that its unrecognized tax benefits could change in the next twelve months by an amount between $2,000 and $3,000.

The Company's uncertain tax benefits, and changes thereto, during 2007 were as follows:

                                                                                             2007
                                                                                             ----
                  BALANCE AT JANUARY 1:                                              $      6,980
                  Additions based on tax positions related to current year                    947
                  Additions based on tax positions of prior years                              --
                  Reductions for tax positions of prior years                                (749)
                  Settlements                                                                (233)
                                                                                     -------------
                  BALANCE AT DECEMBER 31:                                            $      6,945
                                                                                     =============

Included in the balance at December 31, 2007 is $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $2,807 and $2,002 in interest and penalties in its statement of financial position at December 31, 2007 and 2006, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and benefit previously taken or expected to be taken in the Company's federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2004 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2004 tax year as of December 31, 2007. The federal statute of limitations for the 2004 tax year will expire on September 15, 2008. The Company's state income tax returns for 2003 through 2006 remain subject to examination by various state authorities with the latest closing period on October 15, 2011. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2003. Such statutes of limitations will expire on or before October 15, 2008 unless extended.

The provisions for income taxes recorded in the consolidated statements of income are as follows:

                  FOR THE YEARS ENDED DECEMBER 31,                              2007           2006        2005
                  --------------------------------                              ----           ----        ----
                  Federal income tax
                      Current                                             $   38,052     $   43,514   $   2,082
                      Deferred                                                17,823         (5,030)     10,672

                  State income tax
                      Current                                                  3,870          4,049       1,803
                      Deferred                                                 1,541           (918)      1,364
                                                                          ----------     ----------   ---------
                  PROVISION FOR INCOME TAXES                              $   61,286     $   41,615   $  15,921
                                                                          ==========     ==========   =========

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities. The following deferred tax assets (liabilities) are recorded at December 31:

                  ASSETS (LIABILITIES)                                                         2007           2006
                  --------------------                                                         ----           ----
                  Postretirement benefits                                                $   33,481      $  29,385
                  Payroll accruals                                                            2,487          2,307
                  Bad debt reserves                                                           2,950          3,029
                  Other deferred tax assets                                                   9,722         11,647
                  Prepaid pension                                                            16,167         10,148
                  Inventory                                                                      --          2,100
                                                                                         -----------     ----------
                      GROSS DEFERRED TAX ASSETS                                              64,807         58,616

                  Inventory                                                                    (242)            --
                  Fixed assets                                                              (18,144)       (19,666)
                  Computer software                                                         (12,582)       (16,415)
                  Other deferred tax liabilities                                             (3,906)        (7,873)
                                                                                         -----------     ----------
                      GROSS DEFERRED TAX LIABILITIES                                        (34,874)       (43,954)
                                                                                         -----------     ----------
                  NET DEFERRED TAX ASSETS                                                $   29,933      $  14,662
                                                                                         ===========     ==========

Deferred tax assets included in other current assets were $9,503 and $10,442 in 2007 and 2006, respectively. Deferred tax assets included in other non-current assets were $20,430 and $4,220 in 2007 and 2006, respectively. The Company's deferred tax assets include state net operating loss carryforwards of $3,151 and $4,422 as of December 31, 2007 and 2006, respectively, that expire from 2007 to 2025. Valuation allowances of $1,920 and $0 have been established as of December 31, 2007 and 2006, respectively.

A reconciliation between the "statutory" federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

                  FOR THE YEARS ENDED DECEMBER 31,                              2007         2006       2005
                  --------------------------------                              ----         ----       ----
                  "Statutory" federal tax rate                                  35.0%        35.0%      35.0%
                  State and local income taxes,
                    net of federal benefit                                       4.2          4.9        3.2
                  Other, net                                                     3.2          2.1        3.3
                                                                                 ---          ---        ---
                  EFFECTIVE TAX RATE                                            42.4%        42.0%      41.5%

3/CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its employees and retirees and there is no public market for its stock. Shares of common stock or the voting trust interests issued with respect thereto ("common stock", "common shares", or "shares") may not be sold by the holder thereof, except after first offering them to the Company. The Company may buy any common shares so offered at the price at which they were issued ($20.00 per share) with appropriate adjustments for current dividends.

During 2007, the Company offered to eligible employees and qualified retirees the right to subscribe to 950,000 shares of common stock at $20.00 per share in accordance with the provisions of the Company's Three-year Common Stock Purchase Plan dated June 14, 2007. This resulted in the subscription of 557,704 shares ($11,154). Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 10, 2008; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company's payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 10, 2008, in the case of shares paid for prior to January 10, 2008. Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December to the extent full payments of shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares repurchased and retired by the Company in the three years ended December 31:

                         COMMON SHARES
                         -------------
                  REPURCHASED        RETIRED
                  -----------        -------
2007                  321,820        298,061
2006                  306,131        318,401
2005                  290,194        294,180

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock ("preferred stock"), par value one cent ($0.01), on June 10, 2004. The preferred stock may be issued in one or more series, with the designations, relative rights, preferences and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company. There were no shares of preferred stock outstanding at December 31, 2007 and 2006.

On December 13, 2007, the Company declared a twenty percent (20%) common stock dividend. Each shareholder was entitled to one share of common stock for every five shares held as of January 3, 2008. The stock was issued February 1, 2008. On December 14, 2006, the Company declared a ten percent (10%) common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2007. The stock was issued February 1, 2007. On December 8, 2005, the Company declared a five percent (5%) common stock dividend. Each shareholder was entitled to one share of common stock for every twenty shares held as of January 3, 2006. The stock was issued February 1, 2006. The per share computations for periods presented have been adjusted to reflect the new number of shares as required by SFAS No. 128, "Earnings Per Share".

4/LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

                                                                                                                   DECEMBER 31,
LONG-TERM DEBT                                                                                                  2007          2006
--------------                                                                                                  ----          ----
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005
   through July 2011                                                                                      $   57,143    $   71,429
Variable rate lease arrangement, secured by facilities, due July 2008                                         27,715        56,720
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in
   October 2003 through April 2013                                                                            41,250        48,750
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May
   2001 through November 2010, with a final payment of $3,094 due in May 2011                                 21,666        27,856
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003
   through June 2013                                                                                          21,818        25,455
5.87% note, secured by facility, due in monthly installments of $32 through June 2010,
   with a final payment of $3,167 due in July 2010                                                             3,626         3,196
6.48% capital lease, secured by equipment, due in monthly installments of $47 beginning in
   January 2007 through December 2011                                                                          1,990         2,413
Fixed and variable rate mortgages, secured by facilities, various maturities                                     272           369
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          $  175,480   $   236,188
   Less current portion                                                                                       60,061        32,319
-----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                                            $  115,419   $   203,869
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT MATURES AS FOLLOWS:
------------------------------------------------------------------------
2008                                                        $   60,061
2009                                                            32,346
2010                                                            35,441
2011                                                            29,109
2012                                                            11,137
2013 and beyond                                                  7,386
------------------------------------------------------------------------
                                                            $  175,480
------------------------------------------------------------------------

The net book value of property securing various long-term debt instruments was $25,794 and $51,105 at December 31, 2007 and 2006, respectively.

The Company's borrowings under short-term credit agreements consist of issuances of commercial paper under the trade receivable securitization program, borrowings under revolving credit agreements, and bank lines of credit.

The Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreements at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company's trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2007 and 2006.

At December 31, 2007, the Company had available to it unused lines of credit amounting to $436,575, compared to $377,076 at December 31, 2006. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

Short-term borrowings outstanding during 2007 and 2006 ranged from a minimum of $14,027 and $13,667 to a maximum of $49,560 and $140,924, respectively. The average daily amount of borrowings outstanding under short-term credit agreements during 2007 and 2006 amounted to approximately $20,000 and $82,000 at weighted-average interest rates of 5.57% and 5.31%, respectively. The weighted-average interest rate for amounts outstanding at December 31, 2007 was 6.00%.

The credit agreement, the trade receivable securitization program, and certain other note agreements have various covenants that limit the Company's ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2007 and 2006, respectively.

The carrying amount of the Company's outstanding long-term, fixed-rate debt exceeded its fair value by $11,004 and $2,735 at December 31, 2007 and 2006, respectively. The fair value of the Company's variable-rate short- and long-term debt approximates its carrying value at December 31, 2007 and 2006, respectively.

5/PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The plan provides retirement benefits based on an employee's final average earnings and years of service. Employees become one hundred percent (100%) vested after five years of service regardless of age. The Company's funding policy is to contribute the net periodic pension cost accrued each year, provided that the contribution will not be less than the Employee Retirement Income Security Act (ERISA) minimum or greater than the maximum tax-deductible amount. The assets of the defined benefit pension plan are invested primarily in equity and fixed income securities, money market funds, and other investments.

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees through the Retiree Welfare Plan ("Plan"). Substantially all of the Company's employees may become eligible to participate in the Plan if they reach normal retirement age while working for the Company. Benefits are provided through insurance coverage with premiums based on the benefits paid during the year. The Company funds the Plan on a pay-as-you-go basis, and accordingly, the Plan had no assets at December 31, 2007 or 2006.

In September 2006, the FASB issued SFAS 158. This statement requires that a company recognize a net liability or asset, to report the funded status of its defined benefit pension and other postretirement plans on its balance sheet and measure benefit plan assets and obligations as of the company's balance sheet date. SFAS 158 became effective for the fiscal year ending after June 15, 2007 for employers, such as the Company, that do not issue publicly-traded securities. At December 31, 2007, the Company adopted SFAS 158 and recorded an after-tax charge to accumulated other comprehensive loss of $73,707.

SFAS 158 also requires that the measurement date of the assets and benefit obligations be a firm's fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company currently uses its year-end balance sheet date as the measurement date and, as a result, the new measurement date requirement will not have an effect on the Company's financial statements in 2008.

SFAS 158 requires a transition year disclosure of the effect of applying the new standard. In August 2007, the Company made a voluntary additional contribution to its qualified defined benefit pension plan of $28,000. This voluntary, additional contribution coupled with the 2007 planned contributions of $37,500 made to its qualified defined benefit plan resulted in an over-funded position prior to year-end under SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87). An over-funded position exists when the market value of the assets exceeds the accumulated benefit obligation at the measurement date. As a result of the over-funded position in its qualified defined benefit pension plan, the amounts previously recorded in the pension liability for additional minimum pension liability adjustments were reversed and prepaid pension costs were recognized on the balance sheet under SFAS 87. This recording of prepaid pension assets increased the effect of the adoption of SFAS 158. The Company also has a supplemental non-qualified defined benefit pension plan. There are no assets in this non-qualified defined benefit pension plan. SFAS 87 requires the recognition of an additional minimum pension liability adjustment if the market value of the plan assets was less than the accumulated benefit obligation at the measurement date. This was the case for the supplemental non-qualified pension plan. The benefit obligations of this plan are included in the pension obligations discussed below.

The following table shows the effect of SFAS 158 on individual items in the Company's consolidated balance sheet:


                                                                   CHANGE IN        BALANCE PRIOR       EFFECT OF
                                               DECEMBER 31,      BALANCE UNDER      TO ADOPTION         SFAS 158       DECEMBER 31,
                                                  2006              SFAS 87         OF SFAS 158         ADOPTION          2007
                                                  ----              -------         -----------         --------          ----
ASSETS
   Intangible asset                           $      8,669      $      (8,669)      $        --        $       --      $         --
   Non-current deferred tax asset             $     19,888            (19,599)              289            46,927      $     47,216
LIABILITIES
   Other current liabilities                            --               (800)             (800)           (9,000)     $     (9,800)
   Postretirement benefits liability          $    (74,447)             2,507           (71,940)           (3,496)     $    (75,436)
   Net pension (liability) asset              $    (43,449)            98,649            55,200          (108,138)     $    (52,938)
SHAREHOLDERS' EQUITY
   Accumulated other comprehensive
       loss, net of tax                       $     31,722            (31,267)              455            73,707      $     74,162

The following table sets forth information regarding the Company's pension and other postretirement benefits as of December 31, 2007 and 2006 using a December 31 measurement date:

                                                               PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                               ----------------               -----------------------
                                                             2007               2006              2007            2006
                                                             ----               ----              ----            ----
Projected benefit obligation                           $ (317,862)        $ (295,580)       $  (84,436)     $  (91,061)
Fair value of plan assets                                 264,124            193,047                --              --
                                                          -------            -------           -------         -------
Funded status                                          $  (53,738)        $ (102,533)       $  (84,436)     $  (91,061)

The accumulated benefit obligation for the Company's defined benefit pension plan was $249,751 and $236,496 at December 31, 2007 and 2006, respectively.

Amounts recognized in the consolidated balance sheet for the year ended December 31, net of tax, consist of the following:

                                                               PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                               ----------------               -----------------------
                                                             2007               2006              2007            2006
                                                             ----               ----              ----            ----
Current accrued benefit cost                           $     (800)        $       --        $   (9,000)     $       --
Non-current accrued benefit cost                          (52,938)           (43,449)          (75,436)        (74,447)
Intangible asset                                               --              8,669                --              --
Accumulated other comprehensive loss,
   net of tax                                              66,527             31,722             7,635              --
                                                       ----------         ----------        ----------      ----------
Net amount recognized                                  $   12,789         $   (3,058)       $  (76,801)     $  (74,447)

Amounts recognized in accumulated other comprehensive loss for the year ended December 31, net of tax, consist of the following:

                                                       PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                       ----------------        -----------------------
                                                             2007                       2007
                                                             ----                       ----
Net actuarial loss                                     $   61,908                 $   23,991
Prior service cost (gain)                                   4,619                    (16,356)
                                                          -------                    -------
Accumulated other comprehensive loss,
   net of tax                                          $   66,527                 $    7,635

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2008, net of tax, consist of the following:

                                                       PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                       ----------------        -----------------------
Net actuarial loss                                     $    5,156                   $    1,458
Prior service cost (gain)                                     771                       (1,501)
                                                          -------                      -------
Accumulated other comprehensive loss,
   net of tax                                          $    5,927                   $      (43)

Weighted average assumptions for the years ended December 31 are:

                                                                  PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                                  ----------------             -----------------------
                                                               2007              2006            2007             2006
                                                               ----              ----            ----             ----
Discount rate                                                   6.00%             5.75%           5.75%            5.75%
Expected return on plan assets                                  8.00%             8.00%            --               --
Rate of compensation increase                                   4.25%             4.00%            --               --
Health care cost trend on covered charges                         --                --          9% / 5%         10% / 5%

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

The following presents information regarding the plans for the years ended December 31:

                                                                PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                                ----------------                -----------------------
                                                             2007               2006              2007            2006
                                                             ----               ----              ----            ----
   Employer contributions                              $   66,379         $   30,882        $    9,444      $   12,194
   Participant contributions                                   --                 --             2,030           1,095
   Benefits paid                                       $  (14,637)        $  (22,604)       $  (11,474)     $  (13,289)
                                                          --------           --------          --------        --------


The Company expects to make contributions totaling $33,300 to its defined benefit pension plan during 2008.

The net periodic benefit cost for the years ended December 31, 2007, 2006, and 2005 included the following components:

                                                       PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                                       ----------------                           -----------------------
                                               2007            2006           2005           2007            2006           2005
                                               ----            ----           ----           ----            ----           ----
Service cost                            $    14,066     $    14,367    $    13,127    $     1,899     $     1,733    $     2,351
Interest cost                                17,500          16,817         15,534          4,851           5,046          6,345
Expected return on plan assets              (15,398)        (13,393)       (13,030)            --              --             --
Amortization of:
   Actuarial loss                            10,740          13,266          8,067          2,639           2,995          2,880
   Prior service cost (gain)                  1,158             882            568         (2,457)         (2,457)          (968)
                                         -----------     -----------    -----------    -----------     -----------    -----------
Net periodic benefit cost               $    28,066     $    31,939    $    24,266    $     6,932     $     7,317    $    10,608

For measurement of the net periodic postretirement benefit obligation, a 9.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

Estimated future defined benefit pension and other postretirement plan benefit payments for the years ending December 31 are as follows:

                                                            PENSION           POSTRETIREMENT
                             YEAR                           BENEFITS             BENEFITS
                             ----                           --------             --------
                             2008                      $     18,800         $      9,000
                             2009                            19,800                9,000
                             2010                            21,800                9,000
                             2011                            22,600                8,000
                             2012                            25,600                9,000
                             2013-2017                 $    146,900         $     42,000

The investment objective of the Company's defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. The Company's pension plan seeks to earn the highest possible long-term, total rate of return on assets consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity.

Asset allocation information for pension plan assets at December 31, 2007 and 2006 is as follows:

                                                             2007              2006             Target
                                                           ACTUAL            Actual         Allocation
   INVESTMENT                                          ALLOCATION        Allocation              Range
   ----------                                         -----------        ----------              -----
   Equity securities-U.S.                                     21%               25%             15-50%
   Equity securities-International                            20%               24%             10-30%
   Fixed income investments-U.S.                              28%               31%             10-50%
   Fixed income investments-International                      5%                5%              0-15%
   Other                                                      26%               15%              0-25%
                                                              ---               ---
                                                             100%              100%
                                                             ====              ====

The Company also provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees. Annual contributions by the Company to the plan are at the discretion of management and are generally determined based on the profitability of the Company. Employees may also contribute to the plan subject to limitations imposed by federal tax law and ERISA.

6/NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as required by SFAS No. 128, "Earnings Per Share". The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a twenty percent (20%) stock dividend in 2007, a ten percent (10%) stock dividend in 2006, and a five percent (5%) stock dividend in 2005. The average numbers of shares used in computing net income per share of common stock as of December 31, 2007 were 7,888, 7,730, and 7,680 in 2007, 2006, and 2005, respectively.

7/COMMITMENTS AND CONTINGENCIES

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

The financing structures used in these two lease arrangements qualify as silos of a variable interest entity under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, (revised) December 2003 - an interpretation of ARB No. 51" (FIN 46). On January 1, 2005, the Company adopted the provisions of FIN 46, which was subsequently amended by FIN 46R, and in accordance therewith, as the primary beneficiary, consolidated these silos in its financial statements as if FIN 46 had been in place from the inception of these leases. The impact of consolidation increased the Company's property by $64,257, the net book value of the nine distribution facilities then financed under the two leases. Additionally, the Company increased long-term debt by $70,906, and recorded a minority interest in the silos of $2,572 at the date of adoption. The Company recorded a cumulative effect of change in accounting principle of $(5,634), net of income tax effect of $3,587, during the first quarter of 2005 to effect the consolidation. The Company has treated the adoption of FIN 46 as a non-cash item in its consolidated statements of cash flows.

Had the provisions of FIN 46 been applied retrospectively, rather than as the cumulative effect of a change in accounting principle, net income and net income per share on a pro forma basis, adjusted for the twenty percent (20%) stock dividend declared in 2007 and the ten percent (10%) stock dividend declared in 2006, would be as follows for the years ended December 31:

          Actual Results
          --------------                                                2007            2006           2005
                                                                        ----            ----           ----
          Net income                                             $    83,421     $    57,388    $    16,764
          Net income per share of common stock                   $     10.58     $      7.42    $      2.18



          Pro Forma Results
          -----------------                                             2007            2006           2005
                                                                        ----            ----           ----
          Net income                                             $        --     $        --    $    22,398
          Net income per share of common stock                   $        --     $        --    $      2.91

The Company terminated the lease arrangement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

As of December 31, 2007, the remaining consolidated silo included in the Company's financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2006, the consolidated silos included in the Company's financial statements had a net property balance of $42,536, long-term debt of $56,720 and a minority interest of $2,057. The Company's maximum exposure to loss at December 31, 2007 and 2006, in respect of the properties subject to the lease arrangement(s), was $24,412 and $49,961, respectively, the amount guaranteed by the Company as the residual fair value of the property.

Rental expense was $27,687, $27,730, and $31,404 in 2007, 2006, and 2005,
respectively. Future minimum rental payments required under operating leases that have either initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 are as follows:

          FOR THE YEARS ENDING DECEMBER 31,                      MINIMUM RENTAL PAYMENTS
          ---------------------------------                      -----------------------
          2008                                                       $       26,964
          2009                                                               20,450
          2010                                                               12,996
          2011                                                                9,139
          2012                                                                5,368
          2013 and Beyond                                                    22,289
        -----------------------------------------------------------------------------------

The Company entered into a swap agreement to manage interest rates on amounts due under one of the lease arrangements discussed above in September 2000. The swap agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments with the Company receiving payments based on the LIBOR floating rate and making payments based on a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. As discussed in Note 1 of the consolidated financial statements, the swap is designated as a completely effective cash flow hedge of the variable interest payments due under the lease. The fair value of the swap was $(4,072) and $(3,160) at December 31, 2007 and 2006, respectively, and is recorded in other current liabilities in the consolidated balance sheet.

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

8/ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

                                                                          2007              2006
                                                                          ----              ----
          Currency translation                                     $    11,418       $     4,719
          Unrealized loss from interest rate swap                       (2,489)           (1,932)
          Minimum pension liability                                         --           (31,722)
          Pension liability                                            (66,527)               --
          Postretirement benefits liability                             (7,635)               --
                                                                 --------------    -------------
          Accumulated Other Comprehensive Loss                     $   (65,233)      $   (28,935)

9/QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2007 and 2006, adjusted for the declaration of stock dividends of twenty percent (20%) and ten percent (10%) in 2007 and 2006, respectively, is as follows:

                                                                                         2007
                                                     ------------------------------------------------------------------------------
FOR THE QUARTER ENDED                                      March 31,          June 30,        September 30,          December 31,
---------------------                                      ---------          --------        -------------    ------------------
Net sales                                             $    1,223,558    $    1,339,458    $       1,364,666     $       1,330,619
Gross margin                                          $      239,184    $      262,624    $         262,951     $         267,559
Net income                                            $       11,940    $       27,729    $          26,556     $          17,196
Net income per share of common stock (A)              $         1.52    $         3.52    $            3.36     $            2.18

(A) All periods adjusted for a twenty percent (20%) stock dividend declared in December 2007. Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2007 were 6,546, 6,567, and 6,587, respectively.

                                                                                          2006
                                                     ---------------------------------------------------------------------------
FOR THE QUARTER ENDED                                      March 31,          June 30,        September 30,         December 31,
---------------------                                      ---------          --------        -------------         ------------
Net sales                                             $    1,121,211    $    1,316,475       $    1,328,461       $    1,242,996
Gross margin                                          $      222,764    $      242,527       $      245,738       $      250,422
Net income                                            $       10,388    $       18,481       $       17,879       $       10,640
Net income per share of common stock (B)              $         1.34    $         2.38       $         2.31       $         1.39

(B) All periods adjusted for a twenty percent (20%) stock dividend declared in December 2007 and a ten percent (10%) stock dividend declared in December 2006. Prior to these adjustments, the average common shares outstanding for the first, second, third and fourth quarters of 2006 were 5,866, 5,871, 5,861, and 6,371 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Directors -- Nominees for Election as Directors" and "Directors - Information About the Board of Directors and Corporate Governance Matters" in the Company's Information Statement relating to the 2008 Annual Meeting (the "Information Statement") to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

The following directors are also executive officers of the Company: D. B. D'Alessandro, D. E. DeSousa, T. F. Dowd, L. R. Giglio, K. M. Mazzarella, R. D. Offenbacher and R. A. Reynolds, Jr. Information regarding the other executive officers appears below.

Name                        Age     Business experience last five years
----                        ---     -----------------------------------
M. J. Beagen                51      Employed by Company in 1980; Assistant Treasurer, 2000 to 2005; Vice President and
                                    Controller, 2005 to present.
J.  N. Reed                 51      Employed by Company in 1980, Vice President and Treasurer, 2000 to present.

The information with respect to audit committee financial experts required to be included pursuant to this Item 10 will be included under the caption "Directors -- Information About the Board of Directors and Corporate Governance Matters" in the Company's Information Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies specifically to the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer ("Covered Officers"). This code of ethics is appended to the Company's business conduct guidelines for all employees. The business conduct guidelines and specific code for Covered Officers may be accessed at the "About Us" page under "Code of Ethics" at the Company's website at http://www.graybar.com and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Compensation Discussion and Analysis" in the Information Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to the security ownership of beneficial owners of more than five percent (5%) of the Common Stock and of directors and executive officers of the Company required to be included pursuant to this Item 12, will be included under the captions "Beneficial Ownership of More Than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the Information Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

At the date of this report, other than as described under the caption "Directors - Transactions with Director" in the Information Statement, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and the beneficial owners of more than five percent (5%) of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under such caption in the Information Statement and shall be incorporated herein by reference.

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

                                    PART IV
                                    -------


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) DOCUMENTS FILED AS PART OF THIS REPORT:

                  The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2007 Annual Report on Form 10-K.

                  1.  INDEX TO FINANCIAL STATEMENTS
                      -----------------------------

                      (i) Consolidated Statements of Income for each of the three years ended December 31, 2007 (page 19).

                      (ii) Consolidated Balance Sheets, as of December 31, 2007 and 2006 (page 20).

                      (iii) Consolidated Statements of Cash Flows for each of
                            the three years ended December 31, 2007 (page 21).

                      (iv) Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2007 (page 22).

                      (v) Notes to Consolidated Financial Statements (pages 23 to 35).

                      (vi) Report of Independent Registered Public Accounting Firm (page 18).

                  2.  INDEX TO FINANCIAL SCHEDULES
                      ----------------------------

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

                      (ii)  By-laws as amended through June 14, 2007 filed as
                            Exhibit 9.01(d)(3)(ii) to the Company's Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255) and incorporated herein by reference.

                      (iii) Certificate of Amendment of Certificate of
                            Incorporation, filed as Exhibit 4(ii) of the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

                  (4) and (9) Voting Trust Agreement

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

                      (vi) Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc., Bank of America N.A., as Agent, and other banks named therein; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 0-255) and incorporated herein by reference.

   *Compensation arrangement

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

SIGNATURES
----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March, 2008.

                             GRAYBAR ELECTRIC COMPANY, INC.



                             By          /S/ R. A. REYNOLDS, JR.
                               ------------------------------------------------
                                (R. A. Reynolds, Jr., Chairman of the Board
                                                      and President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 12, 2008.

 /S/ R. A. REYNOLDS, JR.                                                    Director, Chairman of
-----------------------------------------------------------------------     the Board and President
(R. A. Reynolds, Jr.)                                                       (Principal Executive Officer)


 /S/ D. B. D'ALESSANDRO                                                     Director
-----------------------------------------------------------------------     (Principal Financial Officer)
 (D. B. D'Alessandro)


/S/ M. J. BEAGEN                                                            Vice President and Controller
-----------------------------------------------------------------------     (Principal Accounting Officer)
 (M. J. Beagen)


 /S/ R. A. COLE                                                             Director
-----------------------------------------------------------------------
 (R. A. Cole)


 /S/ D. E. DeSOUSA                                                          Director
-----------------------------------------------------------------------
 (D. E. DeSousa)


 /S/ T. F. DOWD                                                             Director
-----------------------------------------------------------------------
 (T. F. Dowd)


 /S/ L. R. GIGLIO                                                           Director
-----------------------------------------------------------------------
 (L. R. Giglio)


 /S/ T. S. GURGANOUS                                                        Director
-----------------------------------------------------------------------
 (T. S. Gurganous)


 /S/ F. H. HUGHES                                                           Director
-----------------------------------------------------------------------
 (F. H. Hughes)


 /S/ R. C. LYONS                                                            Director
-----------------------------------------------------------------------
 (R. C. Lyons)


 /S/ K. M. MAZZARELLA                                                       Director
-----------------------------------------------------------------------
 (K. M. Mazzarella)







 /S/ R. L. NOWAK                                                            Director
-----------------------------------------------------------------------
 (R. L. Nowak)


 /S/ R. D. OFFENBACHER                                                      Director
-----------------------------------------------------------------------
 (R. D. Offenbacher)


 /S/ K. B. SPARKS                                                           Director
-----------------------------------------------------------------------
 (K. B. Sparks)

INDEX TO EXHIBITS


EXHIBITS
--------

         (3)    Articles of Incorporation and By-laws.

                      (i) Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company's Registration Statement on Form S-1 (Registration No. 333-15761) and incorporated herein by reference.

                      (ii)  By-laws as amended through June 14, 2007 filed as
                            Exhibit 9.01(d)(3)(ii) to the Company's Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255) and incorporated herein by reference.

                      (iii) Certificate of Amendment of Certificate of
                            Incorporation, filed as Exhibit 4(ii) to the Company's Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference.

 (4) and (9)    Voting Trust Agreement

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

                      (vi) Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc., Bank of America N.A., as Agent, and other banks named therein; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 0-255) and incorporated herein by reference.

*Compensation arrangement

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