Form 10-Q
period 2008-03-31
GRAYBAR ELECTRIC CO INC
filed 2008-05-09
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

	For the quarterly period ended:	March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

	For the transition period from	to

	Commission File Number:	0-255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MO	63105
(Address of principal executive offices)	(Zip Code)

(314) 573 - 9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2008:	7,982,873
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2008
(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	12-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 6.	Exhibits	20

	Signatures		21

	Exhibit Index		22
		Exhibit (3.1) – Restated Certificate of Incorporation
		Exhibit (3.2) – Certificate of Amendment of Certificate of Incorporation
		Exhibit (3.3) – Bylaws
		Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
		Exhibit (31.2) – Section 302 Certification – Principal Financial Officer
		Exhibit (32.1) – Section 906 Certification – Principal Executive Officer
		Exhibit (32.2) – Section 906 Certification – Principal Financial Officer

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in thousands except share and per share data)
(Unaudited)
			March 31,	December 31,
			2008	2007
ASSETS
Current Assets
Cash and cash equivalents			$101,508	$66,167
Trade receivables			695,311	702,869
Merchandise inventory			410,174	397,076
Other current assets			20,941	20,135
Total Current Assets			1,227,934	1,186,247
Property, at cost
Land			42,626	42,633
Buildings			313,791	310,120
Furniture and fixtures			163,825	162,445
Software			76,906	76,906
Capital Leases			2,413	2,413
Total Property, at cost			599,561	594,517
Less – accumulated depreciation and amortization			(293,013)	(286,549)
Net Property			306,548	307,968
Other Non-current Assets			37,154	37,813
Total Assets			$1,571,636	$1,532,028
LIABILITIES
Current Liabilities
Short-term borrowings			$67,592	$19,201
Current portion of long-term debt			60,057	60,061
Trade accounts payable			518,696	515,035
Accrued payroll and benefit costs			87,424	117,283
Other accrued taxes			17,270	12,766
Dividends payable			---	7,327
Other current liabilities			65,914	60,283
Total Current Liabilities			816,953	791,956
Postretirement Benefits Liability			75,436	75,436
Pension Liability			51,736	52,938
Long-term Debt			115,088	115,419
Other Non-current Liabilities			13,820	16,662
Total Liabilities			1,073,033	1,052,411
SHAREHOLDERS’ EQUITY
	Shares at
	March 31,	December 31,
Capital Stock	2008	2007
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	6,509,121	6,313,724
Issued to shareholders	1,673,353	1,652,392
In treasury, at cost	(138,771)	(34,481)
Outstanding Common Stock	8,043,703	7,931,635	160,874	158,633
Advance Payments on Subscriptions to Common Stock			739	---
Retained Earnings			402,752	386,217
Accumulated Other Comprehensive Loss			(65,762)	(65,233)
Total Shareholders’ Equity			498,603	479,617
Total Liabilities and Shareholders’ Equity			$1,571,636	$1,532,028

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Stated in thousands except per share data)
(Unaudited)

For the Three Months Ended March 31,	2008	2007
Gross Sales	$1,288,014	$1,228,041
Cash discounts	(5,340)	(4,483)
Net Sales	1,282,674	1,223,558
Cost of merchandise sold	(1,031,656)	(984,374)
Gross Margin	251,018	239,184
Selling, general and administrative expenses	(211,868)	(207,799)
Depreciation and amortization	(9,243)	(8,696)
Other income, net	611	2,153
Income from Operations	30,518	24,842
Interest expense, net	(3,397)	(4,698)
Income before Provision for Income Taxes	27,121	20,144
Provision for income taxes:
Current	(11,884)	(8,837)
Deferred	3,713	633
Total provision for income taxes	(8,171)	(8,204)
Net Income	$18,950	$11,940
Net Income per share of Common Stock	$2.36	$1.52
Cash Dividends on Common Stock - $0.30 per share	$2,415	$1,975
Average Common Shares Outstanding (A)	8,017	7,855

(A)	Adjusted for the declaration of a twenty percent (20%) stock dividend in December 2007. Prior to the adjustment, the average common shares outstanding at March 31, 2007 were 6,546.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Stated in thousands)
(Unaudited)

For the Three Months Ended March 31,	2008	2007
Cash Flows from Operations
Net Income	$18,950	$11,940
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,243	8,696
Deferred income taxes	(3,713)	(633)
Net gains on disposal of property	(162)	(924)
Changes in assets and liabilities:
Trade receivables	7,558	19,754
Merchandise inventory	(13,098)	(4,037)
Other current assets	(806)	1,396
Other non-current assets	659	(7,445)
Trade accounts payable	3,661	16,826
Accrued payroll and benefit costs	(29,859)	(34,724)
Other current liabilities	13,758	15,591
Other non-current liabilities	(4,044)	6,152
Total adjustments to net income	(16,803)	20,652
Net cash flow provided by operations	2,147	32,592
Cash Flows from Investing Activities
Proceeds from disposal of property	355	1,438
Capital expenditures for property	(8,611)	(4,212)
Net cash flow used by investing activities	(8,256)	(2,774)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	48,391	(420)
Repayment of long-term debt	(69)	(40)
Principal payments under capital leases	(110)	(91)
Sale of common stock	5,066	5,013
Purchases of treasury stock	(2,086)	(1,619)
Dividends paid	(9,742)	(8,469)
Net cash flow provided (used) by financing activities	41,450	(5,626)
Net Increase in Cash	35,341	24,192
Cash, Beginning of Year	66,167	52,210
Cash, End of Period	$101,508	$76,402

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Stated in thousands)
(Unaudited)

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2006	$128,780	$	---	$342,878	$(28,935)	$442,723
Cumulative impact of change
in accounting for
uncertainties in income
taxes (Note 6)	---		---	(406)	---	(406)
January 1, 2007, as adjusted	128,780		---	342,472	(28,935)	442,317
Net income	---		---	11,940	---	11,940
Foreign currency translation	---		---	---	655	655
Unrealized gain from interest
rate swap (net of $11 tax)	---		---	---	18	18
Comprehensive income						12,613
Stock issued	4,293		---	---	---	4,293
Stock repurchased	(1,619)		---	---	---	(1,619)
Advance payments	---		720	---	---	720
Dividends declared	---		---	(1,975)	---	(1,975)
Balance, March 31, 2007	$131,454		$720	$352,437	$(28,262)	$456,349

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2007	$158,633	$	---	$386,217	$(65,233)	$479,617
Net income				18,950		18,950
Foreign currency translation	---		---	---	(1,461)	(1,461)
Unrealized loss from interest
rate swap (net of $476 tax)	---		---	---	(748)	(748)
Prior service cost
(net of $97 tax)					153	153
Actuarial loss
(net of $973 tax)					1,527	1,527
Comprehensive income						18,421
Stock issued	4,327		---	---	---	4,327
Stock repurchased	(2,086)		---	---	---	(2,086)
Advance payments	---		739	---	---	739
Dividends declared	---		---	(2,415)	---	(2,415)
Balance, March 31, 2008	$160,874		$739	$402,752	$(65,762)	$498,603

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands except share and per share data)
(Unaudited)

Note 1

     The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts. The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

     In the opinion of the Company, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2

     At March 31, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were $50,000 and $0 in borrowings outstanding under the trade receivable securitization program at March 31, 2008 and December 31, 2007, respectively.

Note 3

     The Company had two lease arrangements with an independent lessor, which provided $58,777 of financing for eight of the Company’s distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009. The Company terminated the lease agreement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

     The Company has the option, with the consent of the lessor’s lenders, to renew the remaining lease for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The financing structure used in this lease arrangement qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R. As of March 31, 2008, the remaining consolidated silo included in the Company’s financial statements had a net property balance of $17,319, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the remaining consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease arrangement, the Company’s maximum exposure to loss at March 31, 2008 and December 31, 2007, in respect of the properties subject to the lease agreement, is $24,412, the amount guaranteed by the Company as the residual fair value of the property.

Note 4

     The Company made contributions to its qualified defined benefit pension plan totaling $10,000 and $7,500 during the three months ended March 31, 2008 and 2007, respectively. Additional contributions totaling $22,500 are expected to be paid during the remainder of 2008.

Note 5

     The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement, which expires on March 15, 2017. Approximately eighty-one percent (81%) and seventy-seven percent (77%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of March 31, 2008 and 2007, respectively.

Note 6

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its balance sheet as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company’s unrecognized tax benefits of $4,503 and $6,945 at March 31, 2008 and December 31, 2007, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.

     The Company effectively settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released. This resulted in a significantly lower effective tax rate for the period ending March 31, 2008, compared to the same period of 2007.

     There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at March 31, 2008 and December 31, 2007. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,166 and $2,807 in interest and penalties in its balance sheet at March 31, 2008 and December 31, 2007, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

     The Company’s federal income tax returns for the tax years 2004 and forward are available for examination by the United States Internal Revenue Service. The Company has not agreed to extend its federal statute of limitations for the 2004 tax year as of March 31, 2008. The federal statute of limitations for the 2004 tax year will expire on September 15, 2008. The Company’s state income tax returns for 2003 through 2006 remain subject to examination by various state authorities with the latest period closing on October 15, 2011. Similarly, the Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2003. Such state limitation periods will expire on or before October 15, 2008 unless extended.

Note 7

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities. As a result, contingencies arise from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

Note 8

     At March 31, 2007, the Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new, unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at March 31, 2008 and December 31, 2007.

Note 9

     The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires expanded disclosures about the Company’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), by clarifying that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS 107. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS 161 to have a significant impact on its financial statements because of the Company’s limited use of derivative instruments and hedging activities.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160, but does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This statement revises SFAS No. 141, “Business Combinations”, and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, if the Company were to engage in a business combination, it will be recorded and disclosed following existing U.S. GAAP until January 1, 2009. SFAS 141R may have an impact on the accounting for business combinations, if any, the Company may consummate after SFAS 141R is adopted.

     In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP-157-1) and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company does not expect either FSP 157-1 or FSP 157-2 to have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     The Company is party to an interest rate swap, which is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement, in this case, Level 2 in the fair value hierarchy. The fair value of the Company’s financial liability relating to the interest rate swap is $5,296 as of March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements (as such term is defined in the federal securities laws) and is based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007.

     All dollar amounts are stated in thousands ($000) in the following discussion.

Overview

     Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, telecommunications and networking products, and the provision of related supply chain management and logistics services, primarily to construction contractors, industrial plants, telephone companies, power utilities, federal, state, and local governments, and commercial users in North America. All products sold by the Company are purchased by the Company from others. The Company’s business activity is primarily with customers in the United States. The Company also has subsidiary operations with distribution facilities in Canada and Puerto Rico. The Company’s capital stock is one hundred percent (100%) owned by its employees and retirees, and there is no public market for its stock.

     The Company experienced moderate sales growth for the three months ended March 31, 2008, compared to the same period in 2007, despite a slowing general economy in much of its North American trading area. Growth in electrical market sales was modest, as declining residential construction continued to have a negative impact on that sector. Comm/data market sales continued to grow at a solid rate as a result of the Company’s competitive performance in this sector, coupled with continued growth in the overall comm/data market.

     Continued profitable sales growth is expected for 2008.

Consolidated Results of Operations

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2008 and 2007.

For the Three Months Ended	March 31, 2008		March 31, 2007
	Dollars	Percent	Dollars	Percent
Net Sales	$1,282,674	100.0%	$1,223,558	100.0%
Cost of merchandise sold	(1,031,656)	(80.4)	(984,374)	(80.5)
Gross Margin	251,018	19.6	239,184	19.5
Selling, general and administrative expenses	(211,868)	(16.6)	(207,799)	(16.9)
Depreciation and amortization	(9,243)	(0.7)	(8,696)	(0.7)
Other income, net	611	0.1	2,153	0.2
Income from Operations	30,518	2.4	24,842	2.1
Interest expense, net	(3,397)	(0.3)	(4,698)	(0.4)
Income before Provision for Income Taxes	27,121	2.1	20,144	1.7
Provision for income taxes	(8,171)	(0.6)	(8,204)	(0.7)
Net Income	$18,950	1.5%	$11,940	1.0%

     The Company achieved significant growth in income from operations due to the combination of moderate growth in gross margin and a lesser increase in operating expenses. Income from operations for the period ended March 31, 2008 rose 22.8% which, coupled with a 27.7% decrease in interest expense, net, and a low effective tax rate, led to a 58.7% increase in net income for the first quarter of 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

     Net sales totaled $1,282,674 for the three months ended March 31, 2008, compared to $1,223,558 for the three months ended March 31, 2007, an increase of $59,116, or 4.8% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the three months ended March 31, 2008 increased 2.9%, while net sales to the comm/data market rose 8.0% for the three months ended March 31, 2008, compared to the same period in 2007.

     Gross margin increased $11,834, or 4.9%, to $251,018 from $239,184, partly due to higher net sales volumes in the first quarter of 2008, compared to the same period in 2007. In addition, the Company’s gross margin rate on net sales increased to 19.6% during the three months ended March 31, 2008, up from 19.5% for the same three month period in 2007, primarily due to the Company’s ongoing gross margin rate improvement initiatives.

     Selling, general and administrative expenses increased $4,069, or 2.0%, to $211,868, in the first quarter of 2008 from $207,799 in the first quarter of 2007, mainly due to increased compensation costs resulting from a modest increase in the number of employees, partially offset by reduced employee benefit expenses. Selling, general and administrative expenses as a percentage of net sales were 16.6% in the first quarter of 2008, down from 16.9% in the first quarter of 2007.

     Depreciation and amortization expenses for the three months ended March 31, 2008 increased $547, or 6.3%, to $9,243 from $8,696 in the first quarter of 2007. Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the three months ended March 31, 2008, compared to the same period of 2007.

     Other income, net totaled $611 for the three months ended March 31, 2008, compared to $2,153 for the three months ended March 31, 2007. Other income, net consists primarily of gains on the disposal of property and trade receivable interest charges to customers. Gains on the disposal of property were $162 and $924 for the three months ended March 31, 2008 and 2007, respectively.

     Income from operations totaled $30,518 for the three months ended March 31, 2008, an increase of $5,676, or 22.8%, from $24,842 for the three months ended March 31, 2007. The increase was due to higher gross margin, partially offset by smaller increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense, net declined $1,301, or 27.7%, to $3,397 for the three months ended March 31, 2008 from $4,698 for the three months ended March 31, 2007. This reduction was mainly due to a lower level of outstanding long-term debt in the first quarter of 2008, compared to the same period of 2007.

     The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net, resulted in pre-tax earnings of $27,121 for the three months ended March 31, 2008, an increase of $6,977, or 34.6%, compared to $20,144 for the three months ended March 31, 2007.

     The Company’s total provision for income taxes decreased $33, or 0.4%, for the three months ended March 31, 2008, compared to the same period in 2007, as a result of a lower effective tax rate. The Company’s effective tax rate decreased to 30.1% for the three months ended March 31, 2008, down from 40.7% for the same period in 2007. This decrease was primarily due to a reduction in unrecognized tax benefits, interest, and penalties, which had a favorable impact on income tax expense. The 2007 effective tax rate was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the three months ended March 31, 2008 increased $7,010, or 58.7%, to $18,950 from $11,940 for the three months ended March 31, 2007.

Financial Condition and Liquidity

     The Company has historically funded its capital requirements using cash flow provided by operations, stock issuances to its employees, and long-term debt.

Operating Activities

     Cash provided by operations was $2,147 for the three months ended March 31, 2008, compared to $32,592 for the three months ended March 31, 2007. Positive cash flows from operations for the three months ended March 31, 2008 were primarily due to net income of $18,950, a decrease in trade receivables of $7,558, and an increase in other current liabilities totaling $13,758, partially offset by a $13,098 increase in merchandise inventory and a $29,859 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at March 31, 2008 decreased modestly from the average number of days at March 31, 2007. Merchandise inventory levels were slightly higher at March 31, 2008 when compared to December 31, 2007 to support the growth in net sales. Average inventory turnover was virtually unchanged during the three months ended March 31, 2008, compared to the same period of 2007.

     Current assets exceeded current liabilities by $410,981 at March 31, 2008, an increase of $16,690, or 4.2%, from $394,291 at December 31, 2007.

Investing Activities

     Capital expenditures for property were $8,611 and $4,212, and proceeds from the disposal of property were $355 and $1,438, for the three months ended March 31, 2008 and 2007, respectively. The proceeds received resulted primarily from the sale of real property.

Financing Activities

     Cash flows from operations enabled the company to reduce long-term debt by $69 and capital lease obligations by $110 for the three months ended March 31, 2008. During the three months ended March 31, 2007, the excess of cash provided by operations over investing activities enabled the Company to reduce short-term debt by $420, long-term debt by $40, and capital lease obligations by $91.

     An increase in short-term borrowings of $48,391 allowed the Company to fund investing activities, as well as the excess of cash dividends over net stock issuances, and finish the period with a cash balance of $101,508, up $35,341 from December 31, 2007.

     Cash provided by the sale of common stock amounted to $5,066 and $5,013, and purchases of treasury stock were $2,086 and $1,619 for the three months ended March 31, 2008 and 2007, respectively. Dividends paid were $9,742 and $8,469 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity

     At March 31, 2007, the Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new, unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at March 31, 2008 and December 31, 2007.

     At March 31, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were $50,000 and $0 in borrowings outstanding under the trade receivable securitization program at March 31, 2008 and December 31, 2007, respectively.

     At March 31, 2008, the Company had available to it unused lines of credit amounting to $386,540, compared to $436,575 at December 31, 2007. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

     Short-term borrowings outstanding during the three months ended March 31, 2008 and 2007 ranged from a minimum of $5,145 and $11,909 to a maximum of $58,288 and $46,758, respectively.

     The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of March 31, 2008 and December 31, 2007.

     The Company had two lease arrangements with an independent lessor, which provided $58,777 of financing for eight of the Company’s distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009. The Company terminated the lease arrangement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

     The Company has the option, with the consent of the lessor’s lenders, to renew the remaining lease for an additional five-year term or to purchase the property for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the property, or such lenders refuse to consent to a renewal, the Company may elect to remarket the property and arrange for its sale to a third party.

     The financing structure used in this lease arrangement qualifies as a silo of a variable interest entity and, therefore, is accounted for under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. As of March 31, 2008, the consolidated silo included in the Company’s financial statements had a net property balance of $17,319, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease arrangement, the Company’s maximum exposure to loss at March 31, 2008 and December 31, 2007, in respect of the properties subject to the lease arrangement, was $24,412, the amount guaranteed by the Company as the residual fair value of the property.

New Accounting Pronouncements

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and requires expanded disclosures about the Company’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), by clarifying that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS 107. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

2008, with early application encouraged. The Company does not expect SFAS 161 to have a significant impact on its financial statements because of the Company’s limited use of derivative instruments and hedging activities.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the potential impact of the adoption of SFAS 160, but does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This statement revises SFAS No. 141, “Business Combinations”, and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, if the Company were to engage in a business combination, it will be recorded and disclosed following existing U.S. generally accepted accounting principles (U.S. GAAP) until January 1, 2009. SFAS 141R may have an impact on the accounting for business combinations, if any, the Company may consummate after SFAS 141R is adopted.

     In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company does not expect either FSP 157-1 or FSP 157-2 to have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     The Company is party to an interest rate swap, which is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement, in this case, Level 2 in the fair value hierarchy. The fair value of the Company’s financial liability relating to the interest rate swap is $5,296 as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the policies, procedures, controls or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

     The Company’s capital stock is one hundred percent (100%) owned by its employees and retirees, and there is no public market for its stock. No shareholder may sell, transfer or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension. All outstanding shares of the Company have been issued at $20.00 per share. The Company has always exercised its repurchase option and expects to continue to do so.

     The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
		Average	Total Number of Shares
	Total Number of	Price Paid	Purchased as Part of Publicly
Period	Shares Purchased	per Share	Announced Plans or Programs
January 1 to January 31, 2008	38,671	$20.00	N/A
February 1 to February 28, 2008	47,511	$20.00	N/A
March 1 to March 31, 2008	18,108	$20.00	N/A
Total	104,290	$20.00	N/A

Item 6. Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	Articles of Incorporation and By-Laws

		3.1	Restated Certficate of Incorporation, as amended (incorporated by reference to Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761))

		3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 133-118575))

		3.3	Bylaws as amended through June 14, 2007 (incorporated by reference to Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255))

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2008	GRAYBAR ELECTRIC COMPANY, INC.
Date

/s/ R. A. Reynolds, Jr.
R. A. REYNOLDS, JR.
PRESIDENT AND
PRINCIPAL EXECUTIVE OFFICER

/s/ D. B. D’Alessandro
D. B. D’ALESSANDRO
SENIOR VICE PRESIDENT AND
PRINCIPAL FINANCIAL OFFICER

/s/ Martin J. Beagen
MARTIN J. BEAGEN
VICE PRESIDENT AND CONTROLLER
AND PRINCIPAL ACCOUNTING
OFFICER

EXHIBIT INDEX

3.1	–	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761))

3.2	–	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575))

3.3	–	Bylaws as amended through June 14, 2007 (incorporated by reference to Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007(Commission File No. 0-255))

31.1	–	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Principal Executive Officer.

31.2	–	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Principal Financial Officer.

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

Exhibit 31.1

CERTIFICATION

I, Robert A. Reynolds, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Graybar Electric Company, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

/s/ ROBERT A. REYNOLDS, JR.
Robert A. Reynolds, Jr.
President and Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, D. Beatty D’Alessandro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Graybar Electric Company, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

/s/ D. B. D’ALESSANDRO
D. Beatty D’Alessandro
Senior Vice President and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Reynolds, Jr., President and Principal Executive Officer of Graybar Electric Company, Inc. (“the Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert A. Reynolds, Jr.
Robert A. Reynolds, Jr.
President and Principal Executive Officer

May 9, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, D. Beatty D’Alessandro, Senior Vice President and Principal Financial Officer of Graybar Electric Company, Inc. (“the Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ D. Beatty D’Alessandro
D. Beatty D’Alessandro
Senior Vice President and Principal Financial Officer

May 9, 2008