Form 10-K/A
period 2007-12-31
GRAYBAR ELECTRIC CO INC
filed 2008-08-07
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.
Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

     Information Statement relating to the 2008 Annual Meeting of Shareholders - Part III, Items 10-14.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 12, 2008 (the “Original Filing”). This Amendment revises the disclosures in Item 9A(T), Controls and Procedures, to include “Management’s Report on Internal Control Over Financial Reporting”, as required by Item 229.308T of Regulation S-K. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-K other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

TABLE OF CONTENTS
		Page(s)
PART II

Item 9A(T).	Controls and Procedures	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	4

Signatures		5
Certifications

	Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
	Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that have occurred during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of August, 2008.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ R. A. REYNOLDS, JR.
R. A. Reynolds, Jr., Chairman of the Board
and President