Form 10-Q/A
period 2008-03-31
GRAYBAR ELECTRIC CO INC
filed 2008-08-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2008:	7,982,873
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Form 10-Q/A
Amendment No. 1
For the Quarterly Period Ended March 31, 2008
(Unaudited)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Graybar Electric Company, Inc. (the “Company”) for the quarter ended March 31, 2008 (the “Original Form 10-Q”) amends Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). The Certifications, as filed in the Original Form 10-Q, inadvertently omitted statements concerning internal control over financial reporting, which were required to be included in the first periodic report due after the first annual report that includes management’s report on internal control over financial reporting. The Company’s Form 10-K, as amended on August 7, 2008, included the Company’s first management report on internal control over financial reporting.

As permitted by, and in accordance with, Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these Certifications has been removed.

There have been no changes from the Original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update in any way disclosures made in the Original Form 10-Q.

Table of Contents

Signatures	3

Exhibit Index	4

Signatures	5

Certifications

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2008	GRAYBAR ELECTRIC COMPANY, INC.
Date

/s/ R. A. REYNOLDS, JR.
R. A. Reynolds, Jr.
President and
Principal Executive Officer

/s/ D. B. D’ALESSANDRO
D. B. D’Alessandro
Senior Vice President and
Principal Financial Officer

/s/ MARTIN J. BEAGEN
Martin J. Beagen
Vice President and Controller
and Principal Accounting
Officer

EXHIBIT INDEX

31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer