Form 10-Q
period 2008-06-30
GRAYBAR ELECTRIC CO INC
filed 2008-08-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from		to

	Commission File Number:	0-255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MO	63105
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2008:	8,001,372
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2008
(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	12-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 6.	Exhibits	22

	Signatures		23

	Exhibit Index		24
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
		Exhibit (32.2) – Section 906 Certification – Principal Financial Officer

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in thousands except share and per share data)
(Unaudited)

			June 30,	December 31,
			2008	2007
ASSETS
Current Assets
Cash and cash equivalents			$44,250	$66,167
Trade receivables			761,985	702,869
Merchandise inventory			405,115	397,076
Other current assets			20,849	20,135
Total Current Assets			1,232,199	1,186,247
Property, at cost
Land			42,602	42,633
Buildings			316,883	310,120
Furniture and fixtures			165,732	162,445
Software			76,906	76,906
Capital Leases			2,413	2,413
Total Property, at cost			604,536	594,517
Less – accumulated depreciation and amortization			(300,417)	(286,549)
Net Property			304,119	307,968
Other Non-current Assets			35,232	37,813
Total Assets			$1,571,550	$1,532,028
LIABILITIES
Current Liabilities
Short-term borrowings			$20,833	$19,201
Current portion of long-term debt			32,343	60,061
Trade accounts payable			574,440	515,035
Accrued payroll and benefit costs			65,186	117,283
Other accrued taxes			14,791	12,766
Dividends payable			---	7,327
Other current liabilities			64,209	60,283
Total Current Liabilities			771,802	791,956
Postretirement Benefits Liability			75,113	75,436
Pension Liability			51,835	52,938
Long-term Debt			132,184	115,419
Other Non-current Liabilities			13,321	16,662
Total Liabilities			1,044,255	1,052,411
SHAREHOLDERS’ EQUITY
	Shares at
	June 30,	December 31,
Capital Stock	2008	2007
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	6,614,149	6,313,724
Issued to shareholders	1,691,522	1,652,392
In treasury, at cost	(262,732)	(34,481)
Outstanding Common Stock	8,042,939	7,931,635	160,859	158,633
Advance Payments on Subscriptions to Common Stock			379	---
Retained Earnings			428,754	386,217
Accumulated Other Comprehensive Loss			(62,697)	(65,233)
Total Shareholders’ Equity			527,295	479,617
Total Liabilities and Shareholders’ Equity			$1,571,550	$1,532,028

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Stated in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross Sales	$1,426,288	$1,344,721	$2,714,302	$2,572,762
Cash discounts	(5,569)	(5,263)	(10,909)	(9,746)
Net Sales	1,420,719	1,339,458	2,703,393	2,563,016
Cost of merchandise sold	(1,147,350)	(1,076,834)	(2,179,006)	(2,061,208)
Gross Margin	273,369	262,624	524,387	501,808
Selling, general and administrative expenses	(213,131)	(202,716)	(424,999)	(410,515)
Depreciation and amortization	(9,645)	(8,873)	(18,888)	(17,569)
Other income, net	320	539	931	2,692
Income from Operations	50,913	51,574	81,431	76,416
Interest expense, net	(3,088)	(4,460)	(6,485)	(9,158)
Income before Provision for Income Taxes	47,825	47,114	74,946	67,258
Provision for income taxes:
Current	(18,139)	(20,844)	(30,023)	(29,681)
Deferred	(1,270)	1,459	2,443	2,092
Total provision for income taxes	(19,409)	(19,385)	(27,580)	(27,589)
Net Income	$28,416	$27,729	$47,366	$39,669
Net Income per Share of Common Stock (A)	$3.55	$3.52	$5.91	$5.04
Cash Dividends per Share of Common
Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	8,005	7,880	8,009	7,871

(A)	Adjusted for the declaration of a twenty percent (20%) stock dividend in December 2007. Prior to the adjustment, the average common shares outstanding were 6,567 and 6,559 for the three and six month periods ended June 30, 2007.

(B)	Cash dividends declared were $2,414 and $1,992 for the three months ended June 30, 2008 and 2007 respectively. Cash dividends declared were $4,829 and $3,967 for the six months ended June 30, 2008 and 2007, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Stated in thousands)
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Cash Flows from Operations
Net Income	$47,366	$39,669
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	18,888	17,569
Deferred income taxes	(2,443)	(2,092)
Net gains on disposal of property	(42)	(737)
Loss on impairment of property	---	422
Changes in assets and liabilities:
Trade receivables	(59,116)	(31,046)
Merchandise inventory	(8,039)	(15,355)
Other current assets	(714)	(1,366)
Other non-current assets	2,581	(10,251)
Trade accounts payable	59,405	79,435
Accrued payroll and benefit costs	(52,097)	(52,850)
Other current liabilities	11,203	8,528
Other non-current liabilities	(4,767)	8,168
Total adjustments to net income	(35,141)	425
Net cash flow provided by operations	12,225	40,094
Cash Flows from Investing Activities
Proceeds from disposal of property	352	1,556
Capital expenditures for property	(15,734)	(10,648)
Net cash flow used by investing activities	(15,382)	(9,092)
Cash Flows from Financing Activities
Net increase in short-term borrowings	1,632	6,543
Repayment of long-term debt	(10,619)	(10,665)
Principal payments under capital leases	(222)	(208)
Sale of common stock	7,170	6,742
Purchases of treasury stock	(4,565)	(2,649)
Dividends paid	(12,156)	(10,461)
Net cash flow used by financing activities	(18,760)	(10,698)
Net (Decrease) Increase in Cash	(21,917)	20,304
Cash, Beginning of Year	66,167	52,210
Cash, End of Period	$44,250	$72,514

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Stated in thousands)
(Unaudited)

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2006	$128,780	$	---	$342,878	$(28,935)	$442,723
Cumulative impact of change
in accounting for
uncertainties in income
taxes (Note 9)	---		---	(406)	---	(406)
January 1, 2007, as adjusted	128,780		---	342,472	(28,935)	442,317
Net income	---		---	39,669	---	39,669
Foreign currency translation	---		---	---	4,285	4,285
Unrealized gain from interest
rate swap (net of $323 tax)	---		---	---	507	507
Comprehensive income						44,461
Stock issued	6,393		---	---	---	6,393
Stock repurchased	(2,649)		---	---	---	(2,649)
Advance payments	---		349	---	---	349
Dividends declared	---		---	(3,967)	---	(3,967)
Balance, June 30, 2007	$132,524		$349	$378,174	$(24,143)	$486,904

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2007	$158,633	$	---	$386,217	$(65,233)	$479,617
Net income				47,366		47,366
Foreign currency translation	---		---	---	(890)	(890)
Unrealized gain from interest
rate swap (net of $88 tax)	---		---	---	138	138
Prior service gain
(net of $(232) tax)	---		---	---	(365)	(365)
Actuarial loss
(net of $2,326 tax)	---		---	---	3,653	3,653
Comprehensive income						49,902
Stock issued	6,791		---	---	---	6,791
Stock repurchased	(4,565)		---	---	---	(4,565)
Advance payments	---		379	---	---	379
Dividends declared	---		---	(4,829)	---	(4,829)
Balance, June 30, 2008	$160,859		$379	$428,754	$(62,697)	$527,295

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

Note 2

     The Company values its inventories at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. An actual valuation of inventory under the LIFO method can be made only at a year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and cost and are subject to the final year-end LIFO inventory valuation.

Note 3

     At June 30, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at June 30, 2008 and December 31, 2007.

     Given the prevailing turmoil in the market for asset-backed securities and collateralized debt obligations, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program.

Note 4

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

     The financing structure used in the remaining lease arrangement qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of June 30, 2008, the consolidated silo included in the Company’s condensed financial statements had a net property balance of $17,219, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease arrangement, the Company’s maximum exposure to loss at June 30, 2008 and December 31, 2007, in respect of the properties subject to the lease agreement, is $24,412, the amount guaranteed by the Company as the residual fair value of the property.

     On July 23, 2008 the Company renewed the lease for an additional five-year term. The lease renewal was executed subsequent to the date of the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2008, but prior to their issuance. The debt associated with the lease renewal was classified as long-term debt at June 30, 2008.

Note 5

     The Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new, unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at June 30, 2008 and December 31, 2007.

Note 6

     The Company made contributions to its qualified defined benefit pension plan totaling $8,800 and $18,800 during the three and six month periods ended June 30, 2008, respectively.

Contributions made during the three and six month periods ended June 30, 2007 totaled $10,000 and $17,500, respectively. Additional contributions totaling $13,700 are expected to be paid during the remainder of 2008.

Note 7

     The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement, which expires on March 15, 2017. Approximately eighty percent (80%) and seventy-nine percent (79%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of June 30, 2008 and December 31, 2007, respectively.

Note 8

     Comprehensive income for the three months ended June 30, 2008 and 2007 was $31,481 and $31,848, respectively. Comprehensive income for the six months ended June 30, 2008 and 2007 was $49,902 and $44,461, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the United States, pension and postretirement adjustments, and changes in the fair value of the Company’s interest rate swap agreement.

Note 9

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its balance sheet as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company’s unrecognized tax benefits of $4,673 and $6,945 at June 30, 2008 and December 31, 2007, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.

     The Company effectively settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were recognized. This resulted in a lower effective tax rate for the six month period ending June 30, 2008, compared to the same period of 2007.

     There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at June 30, 2008 and December 31, 2007. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,267 and $2,807 in interest and penalties in its balance sheet at June 30, 2008 and December 31, 2007, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

     The Company’s federal income tax returns for the tax years 2004 and forward are subject to examination by the United States Internal Revenue Service. The federal statute of limitations for the 2004 tax year will expire on September 15, 2008. The Company’s state income tax returns for 2003 through 2006 remain subject to examination by various state authorities with the latest period closing on October 15, 2011.

Note 10

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities. As a result, contingencies arise from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”. Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations during the period in which such matters are resolved or a better estimate becomes available.

Note 11

     The FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (SFAS 163), in May 2008. SFAS 163 is primarily directed at the insurance industry and, therefore, the Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

     The FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), in May 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). The Company does not expect that SFAS 162 will result in a change in its current practices.

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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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

     In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1), and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company does not expect either FSP 157-1 or FSP 157-2 to have a material impact on its financial statements.

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

     The Company is party to an interest rate swap, which is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement, in this case, Level 2 in the fair value hierarchy. The fair value of the Company’s financial liability relating to the interest rate swap is $3,846 as of June 30, 2008.

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

Overview

     Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, telecommunications and networking products, and the provision of related supply chain management and logistics services, primarily to construction contractors, industrial plants, telephone companies, power utilities, federal, state, and local governments, and commercial users in North America. All products sold by Graybar are purchased by the Company from others. The Company’s business activity is primarily with customers in the United States. Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico. The Company’s capital stock is one hundred percent (100%) owned by its employees and retirees, and there is no public market for its stock.

     The Company experienced moderate growth in both sales and gross margin for the six months ended June 30, 2008, compared to the same period in 2007, despite a slowing general economy in much of its North American trading area. Growth in electrical market sales was modest, as declining residential construction continued to have a negative impact on that sector. Comm/data market sales continued to grow at a solid rate as a result of the Company’s competitive performance in this sector, coupled with continued growth in the overall comm/data market. Net sales have been positively impacted by a moderate level of inflation, particularly in the market for steel- and copper-based products sold by the Company.

     The Company achieved moderate growth in income from operations due to the combination of growth in gross margin and a lesser increase in operating expenses. Income from operations for the six month period ended June 30, 2008 rose 6.6% which, coupled with a 29.2% decrease in interest expense, net, and a low effective tax rate, led to a 19.4% increase in net income for the six months ended June 30, 2008.

Continued profitable, though slowing, sales growth is expected for the balance of 2008.

Consolidated Results of Operations

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Dollars	Percent	Dollars	Percent
Net Sales	$1,420,719	100.0%	$1,339,458	100.0%
Cost of merchandise sold	(1,147,350)	(80.8)	(1,076,834)	(80.4)
Gross Margin	273,369	19.2	262,624	19.6
Selling, general and administrative expenses	(213,131)	(15.0)	(202,716)	(15.1)
Depreciation and amortization	(9,645)	(0.7)	(8,873)	(0.7)
Other income, net	320	0.1	539	0.1
Income from Operations	50,913	3.6	51,574	3.9
Interest expense, net	(3,088)	(0.2)	(4,460)	(0.3)
Income before Provision for Income Taxes	47,825	3.4	47,114	3.6
Provision for income taxes	(19,409)	(1.4)	(19,385)	(1.5)
Net Income	$28,416	2.0%	$27,729	2.1%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Dollars	Percent	Dollars	Percent
Net Sales	$2,703,393	100.0%	$2,563,016	100.0%
Cost of merchandise sold	(2,179,006)	(80.6)	(2,061,208)	(80.4)
Gross Margin	524,387	19.4	501,808	19.6
Selling, general and administrative expenses	(424,999)	(15.8)	(410,515)	(16.0)
Depreciation and amortization	(18,888)	(0.7)	(17,569)	(0.7)
Other income, net	931	0.1	2,692	0.1
Income from Operations	81,431	3.0	76,416	3.0
Interest expense, net	(6,485)	(0.2)	(9,158)	(0.4)
Income before Provision for Income Taxes	74,946	2.8	67,258	2.6
Provision for income taxes	(27,580)	(1.0)	(27,589)	(1.1)
Net Income	$47,366	1.8%	$39,669	1.5%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

     Net sales totaled $1,420,719 for the three months ended June 30, 2008, compared to $1,339,458 for the three months ended June 30, 2007, an increase of $81,261, or 6.1% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the three months ended June 30, 2008 increased 4.7%, while net sales to the comm/data market rose 7.4% for the three months ended June 30, 2008, compared to the same period in 2007. Net sales growth was aided by price inflation in the markets for steel- and copper-based products sold by the Company during the three months ended June 30, 2008.

     Gross margin increased $10,745, or 4.1%, to $273,369 from $262,624, partly due to higher net sales volume in the second quarter of 2008, compared to the same period in 2007. The Company’s gross margin rate on net sales decreased to 19.2% during the three months ended June 30, 2008, down from 19.6% for the same three month period in 2007, primarily due to the Company’s reduced ability to pass product cost increases through to its customers in the form of higher prices.

     Selling, general and administrative expenses increased $10,415, or 5.1%, to $213,131, in the second quarter of 2008 from $202,716 in the second quarter of 2007, mainly due to increased compensation costs resulting from a moderate increase in total salary expense and higher employee benefit expenses. Selling, general and administrative expenses as a percentage of net sales were 15.0% in the second quarter of 2008, down from 15.1% in the second quarter of 2007.

     Depreciation and amortization expenses for the three months ended June 30, 2008 increased $772, or 8.7%, to $9,645 from $8,873 in the second quarter of 2007, primarily due to recent investments in information technology assets. Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the three months ended June 30, 2008, compared to the same period of 2007.

     Other income, net totaled $320 for the three months ended June 30, 2008, compared to $539 for the three months ended June 30, 2007. Other income, net consists primarily of gains (losses) on the disposal of property, asset impairment charges primarily related to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Losses on the disposal of property were $(119) for the three months ended June 30, 2008 compared to net losses on the disposal of property of $(187) and a property impairment loss of $(422) for the three months ended June 30, 2007.

     Income from operations totaled $50,913 for the three months ended June 30, 2008, a decrease of $661, or 1.3%, from $51,574 for the three months ended June 30, 2007. The decrease was due to increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net, partially offset by higher gross margin.

     Interest expense, net declined $1,372, or 30.8%, to $3,088 for the three months ended June 30, 2008 from $4,460 for the three months ended June 30, 2007. This reduction was mainly due to a lower level of outstanding long-term debt in the second quarter of 2008, compared to the same period of 2007.

     Income before provision for income taxes was $47,825 for the three months ended June 30, 2008, an increase of $711, or 1.5%, compared to $47,114 for the three months ended June 30, 2007. This was attributable to the increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net.

     The Company’s total provision for income taxes was $19,409 for the three months ended June 30, 2008, roughly flat compared to the $19,385 recognized during the same three month period of 2007. The Company’s effective tax rate decreased to 40.6% for the three months ended June 30, 2008, down from 41.1% for the same period in 2007. The 2008 and 2007 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the three months ended June 30, 2008 increased $687, or 2.5%, to $28,416 from $27,729 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

     Net sales totaled $2,703,393 for the six months ended June 30, 2008, compared to $2,563,016 for the six months ended June 30, 2007, an increase of $140,377, or 5.5% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 3.8% and net sales to the comm/data market rose 7.7% for the six months ended June 30, 2008, compared to the same period in 2007. Net sales have been positively impacted by a moderate level of inflation, particularly in the market for steel- and copper-based products sold by the Company during the six months ended June 30, 2008.

     Gross margin increased $22,579, or 4.5%, to $524,387 from $501,808, partly due to the higher net sales volume recorded during the six months ended June 30, 2008, compared to the same period in 2007. The Company’s gross margin rate on net sales decreased to 19.4% during the six months ended June 30, 2008, down from 19.6% for the same six month period in 2007, largely due to increased pricing pressures, particularly during the second quarter of 2008.

     Selling, general and administrative expenses increased $14,484, or 3.5%, to $424,999, for the six months ended June 30, 2008, compared to $410,515 for the six months ended June 30, 2007, mainly due to increased compensation costs resulting from a moderate increase in total salary expense and higher employee benefit expenses. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 30, 2008 were 15.8%, down from 16.0% for the six months ended June 30, 2007.

     Depreciation and amortization expenses for the six months ended June 30, 2008 increased $1,319, or 7.5%, to $18,888 from $17,569 for the same six months in 2007, primarily due to higher levels of information technology assets and leasehold improvements. Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the six months ended June 30, 2008, compared to the same period of 2007.

     Other income, net totaled $931 for the six months ended June 30, 2008, compared to $2,692 for the six months ended June 30, 2007. Other income, net consists primarily of gains on the disposal of property, asset impairment charges primarily related to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Gains on the disposal of property were $42 and $737 for the six months ended June 30, 2008 and 2007, respectively. Other income, net for the six months ended June 30, 2007 included a property impairment loss of $(422) on assets that have since been disposed.

     Income from operations totaled $81,431 for the six months ended June 30, 2008, an increase of $5,015, or 6.6%, from $76,416 for the six months ended June 30, 2007. The increase was due to higher gross margin, partially offset by a lesser increase in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense, net declined $2,673, or 29.2%, to $6,485 for the six months ended June 30, 2008 from $9,158 for the six months ended June 30, 2007. This reduction was mainly due to a lower level of outstanding long-term debt in 2008, compared to the same period of 2007.

     The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net, resulted in income before provision for income taxes of $74,946 for the six months ended June 30, 2008, an increase of $7,688, or 11.4%, compared to $67,258 for the six months ended June 30, 2007.

     The Company’s total provision for income taxes decreased $9, or 0.1%, for the six months ended June 30, 2008, compared to the same period in 2007, as a result of a lower effective tax rate. The Company’s effective tax rate decreased to 36.8% for the six months ended June 30, 2008, down from 41.0% for the same period in 2007. This decrease was primarily due to a reduction in unrecognized tax benefits, interest, and penalties, which had a favorable impact on income tax expense. The effective tax rates for the six month periods ended June 30, 2008 and

2007, were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the six months ended June 30, 2008 increased $7,697, or 19.4%, to $47,366 from $39,669 for the six months ended June 30, 2007.

Financial Condition and Liquidity

     The Company has historically funded its capital requirements using cash flows provided by operations, stock issuances to its employees, and long-term debt.

Operating Activities

     Cash flows provided by operations were $12,225 for the six months ended June 30, 2008, compared to $40,094 for the six months ended June 30, 2007. Positive cash flows from operations for the six months ended June 30, 2008 were primarily due to net income of $47,366, and increases in trade accounts payable of $59,405 and other current liabilities totaling $11,203, partially offset by an increase in trade receivables of $59,116, an $8,039 increase in merchandise inventory, and a $52,097 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at June 30, 2008 decreased modestly from the average number of days at June 30, 2007. Merchandise inventory levels were slightly higher at June 30, 2008 when compared to December 31, 2007 to support the growth in net sales. Average inventory turnover increased moderately during the six months ended June 30, 2008, compared to the same period of 2007.

     Current assets exceeded current liabilities by $460,397 at June 30, 2008, an increase of $66,106, or 16.8%, from $394,291 at December 31, 2007.

Investing Activities

     Capital expenditures for property were $15,734 and $10,648, and proceeds from the disposal of property were $352 and $1,556, for the six months ended June 30, 2008 and 2007, respectively. The proceeds received resulted primarily from the sale of personal property for the six month period ended June 30, 2008 and sale of real property for the six month period ended June 30, 2007.

Financing Activities

     Cash flows used by financing activities totaled $18,760 for the six months ended June 30, 2008, compared to $10,698 for the six months ended June 30, 2007.

     The Company reduced long-term debt by $10,619 and capital lease obligations by $222 for the six months ended June 30, 2008. During the six months ended June 30, 2007, the excess of cash provided by operations over investing activities and a modest increase in short-term borrowing enabled the Company to reduce long-term debt by $10,665, and capital lease obligations by $208.

     Cash provided by the sale of common stock amounted to $7,170 and $6,742, and purchases of treasury stock were $4,565 and $2,649 for the six months ended June 30, 2008 and 2007, respectively. Cash dividends paid were $12,156 and $10,461 for the six months ended June 30, 2008 and 2007, respectively.

Liquidity

     The Company had a revolving credit agreement with a group of banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consisted of an unsecured $150,000, 364-day facility that was to have expired in July 2007. Prior to expiration, the Company executed a new, unsecured LIBOR-based revolving credit agreement that consists of a $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at June 30, 2008 and December 31, 2007.

     At June 30, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at June 30, 2008 and December 31, 2007.

     Given the prevailing turmoil in the market for asset-backed securities and collateralized debt obligations, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program.

     At June 30, 2008, the Company had available to it unused lines of credit amounting to $433,767, compared to $436,575 at December 31, 2007. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

     Short-term borrowings outstanding during the six months ended June 30, 2008 and 2007 ranged from a minimum of $15,240 and $12,994 to a maximum of $70,028 and $48,193, respectively.

     The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of June 30, 2008 and December 31, 2007.

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

     The financing structure used in the remaining lease arrangement qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of June 30, 2008, the consolidated silo included in the Company’s condensed financial statements had a net property balance of $17,219, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease arrangement, the Company’s maximum exposure to loss at June 30, 2008 and December 31, 2007, in respect of the properties subject to the lease arrangement, is $24,412, the amount guaranteed by the Company as the residual fair value of the property.

     On July 23, 2008 the Company renewed the lease for an additional five-year term. The lease renewal was executed subsequent to date of the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2008, but prior to their issuance. The debt associated with the lease renewal was classified as long-term debt at June 30, 2008.

New Accounting Pronouncements

     The FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts –an interpretation of FASB Statement No. 60” (SFAS 163), in May 2008. SFAS 163 is primarily directed at the insurance industry and, therefore, the Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

     The FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), in May 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not expect that SFAS 162 will result in a change in its current practices.

     The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires expanded disclosures about the Company’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 also amends SFAS No.107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), by clarifying that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS 107. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS 161 to have a significant impact on its financial statements because of the Company’s limited use of derivative instruments and hedging activities.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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

     In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1), and Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 removes leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company does not expect either FSP 157-1 or FSP 157-2 to have a material impact on its financial statements.

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

     The Company is party to an interest rate swap, which is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement, in this case, Level 2 in the fair value hierarchy. The fair value of the Company’s financial liability relating to the interest rate swap is $3,846 as of June 30, 2008.

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

Item 4T. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

     The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
		Average	Total Number of Shares
	Total Number of	Price Paid	Purchased as Part of Publicly
Period	Shares Purchased	per Share	Announced Plans or Programs
April 1 to April 30, 2008	61,642	$20.00	N/A
May 1 to May 31, 2008	36,848	$20.00	N/A
June 1 to June 30, 2008	25,471	$20.00	N/A
Total	123,961	$20.00	N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Graybar Electric Company, Inc. was held June 12, 2008 in St. Louis.

(b)	All of the nominees named in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected follow; all received 6,429,184 votes, no negative votes were cast.

1	.	R. A. Cole	8	.	R. C. Lyons
2	.	D. B. D’Alessandro	9	.	K. M. Mazzarella
3	.	D. E. DeSousa	10	.	R. L. Nowak
4	.	T. F. Dowd	11	.	R. D. Offenbacher
5	.	L. R. Giglio	12	.	R. A. Reynolds, Jr.
6	.	T. S. Gurganous	13	.	K. B. Sparks
7	.	F. H. Hughes

Item 6. Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	Articles of Incorporation and Bylaws

		3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761))

		3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 133-118575))

		3.3	Bylaws as amended through June 14, 2007 (incorporated by reference to Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255))

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

	(32)	Section 1350 Certifications

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2008	GRAYBAR ELECTRIC COMPANY, INC.
Date

/s/ R. A. REYNOLDS, JR.
R. A. Reynolds, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ D. B. D’ALESSANDRO
D. B. D’Alessandro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ MARTIN J. BEAGEN
Martin J. Beagen
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	–	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761))

3.2	–	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575))

3.3	–	Bylaws as amended through June 14, 2007 (incorporated by reference to Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255))

31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer