Form 10-K/A
period 2007-12-31
GRAYBAR ELECTRIC CO INC
filed 2008-09-17
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2008 Annual Meeting of Shareholders - Part III, Items 10-14.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 12, 2008 (the “Original Filing”), which was amended by Amendment No. 1 filed with the SEC on August 7, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures at December 31, 2007 in Item 9A(T) in response to an SEC Staff comment letter dated August 13, 2008. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the Original Filing, as so amended, other than as described above. This Amendment No. 2 does not reflect events occurring after the Original Filing, or modify or update in any way disclosures made in Original Filing, as so amended.

TABLE OF CONTENTS
Page(s)
PART II
Item 9A(T). Controls and Procedures	3
PART IV
Item 15. Exhibits, Financial Statement Schedules	4
Signatures	5
Certifications
Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is accumulated and communicated to Company management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, and solely because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-K when it was originally filed on March 12, 2008, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Management of the Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of September, 2008.

GRAYBAR ELECTRIC COMPANY, INC.

By	/S/ R. A. REYNOLDS, JR.
R. A. Reynolds, Jr., Chairman of the Board,
President, and Chief Executive Officer
(Principal Executive Officer)

By	/S/ D. B. D’ALESSANDRO
D. B. D’Alessandro, Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)