Form 10-Q
period 2008-09-30
GRAYBAR ELECTRIC CO INC
filed 2008-11-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	0-255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 NORTH MERAMEC AVENUE, ST. LOUIS, MO	63105
(Address of principal executive offices)	(Zip Code)

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
definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Common Stock Outstanding at October 31, 2008:	8,010,399
(Number of
Shares)

Graybar Electric Company, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2008
(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Income	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	12-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22-23

	Item 6.	Exhibits	24

	Signatures		25

	Exhibit Index		26
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
Exhibit (32.2) – Section 906 Certification – Principal Financial Officer

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in thousands except share and per share data)
(Unaudited)

			September 30,	December 31,
			2008	2007
ASSETS
Current Assets
Cash and cash equivalents			$38,410	$66,167
Trade receivables (less allowances of $7,664 and $8,248, respectively)			790,625	702,869
Merchandise inventory			420,213	397,076
Other current assets			23,224	20,135
Total Current Assets			1,272,472	1,186,247
Property, at cost
Land			42,553	42,633
Buildings			321,018	310,120
Furniture and fixtures			168,491	162,445
Software			76,906	76,906
Capital Leases			2,413	2,413
Total Property, at cost			611,381	594,517
Less – accumulated depreciation and amortization			(307,880)	(286,549)
Net Property			303,501	307,968
Other Non-current Assets			34,274	37,813
Total Assets			$1,610,247	$1,532,028
LIABILITIES
Current Liabilities
Short-term borrowings			$24,506	$19,201
Current portion of long-term debt			32,333	60,061
Trade accounts payable			591,328	515,035
Accrued payroll and benefit costs			82,213	117,283
Other accrued taxes			14,729	12,766
Dividends payable			---	7,327
Other current liabilities			62,177	60,283
Total Current Liabilities			807,286	791,956
Postretirement Benefits Liability			75,202	75,436
Pension Liability			51,918	52,938
Long-term Debt			117,629	115,419
Other Non-current Liabilities			13,170	16,662
Total Liabilities			1,065,205	1,052,411
SHAREHOLDERS’ EQUITY
	Shares at
	September 30,	December 31,
Capital Stock	2008	2007
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	6,701,103	6,313,724
Issued to shareholders	1,706,679	1,652,392
In treasury, at cost	(364,139)	(34,481)
Outstanding Common Stock	8,043,643	7,931,635	160,873	158,633
Advance Payments on Subscriptions to Common Stock			706	---
Retained Earnings			445,908	386,217
Accumulated Other Comprehensive Loss			(62,445)	(65,233)
Total Shareholders’ Equity			545,042	479,617
Total Liabilities and Shareholders’ Equity			$1,610,247	$1,532,028

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Stated in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross Sales	$1,455,639	$1,370,173	$4,169,941	$3,942,935
Cash discounts	(5,996)	(5,507)	(16,905)	(15,253)
Net Sales	1,449,643	1,364,666	4,153,036	3,927,682
Cost of merchandise sold	(1,187,325)	(1,101,715)	(3,366,331)	(3,162,923)
Gross Margin	262,318	262,951	786,705	764,759
Selling, general and administrative expenses	(217,988)	(205,396)	(642,987)	(615,911)
Depreciation and amortization	(9,587)	(8,831)	(28,475)	(26,400)
Other income (loss), net	739	(305)	1,670	2,387
Income from Operations	35,482	48,419	116,913	124,835
Interest expense, net	(3,150)	(4,331)	(9,635)	(13,489)
Income before Provision for Income Taxes	32,332	44,088	107,278	111,346
Provision for income taxes:
Current	(14,911)	(5,074)	(44,934)	(34,755)
Deferred	2,150	(12,458)	4,593	(10,366)
Total provision for income taxes	(12,761)	(17,532)	(40,341)	(45,121)
Net Income	$19,571	$26,556	$66,937	$66,225
Net Income per Share of Common Stock (A)	$2.44	$3.36	$8.36	$8.40
Cash Dividends per Share of Common
Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	8,011	7,904	8,010	7,880

(A)	Adjusted for the declaration of a twenty percent (20%) stock dividend in December 2007. Prior to the adjustment, the average common shares outstanding were 6,587 and 6,567 for the three and nine month periods ended September 30, 2007.

(B)	Cash dividends declared were $2,417 and $1,983 for the three months ended September 30, 2008 and 2007, respectively. Cash dividends declared were $7,246 and $5,949 for the nine months ended September 30, 2008 and 2007, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Stated in thousands)
(Unaudited)

For the Nine Months Ended September 30,	2008	2007
Cash Flows from Operations
Net Income	$66,937	$66,225
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	28,475	26,400
Deferred income taxes	(4,593)	10,366
Net gains on disposal of property	(25)	(1,025)
Loss on impairment of property	---	1,727
Changes in assets and liabilities:
Trade receivables	(87,756)	(35,473)
Merchandise inventory	(23,137)	(22,210)
Other current assets	(3,089)	7,561
Other non-current assets	3,539	(34,797)
Trade accounts payable	76,293	73,768
Accrued payroll and benefit costs	(35,070)	(38,332)
Other current liabilities	12,087	(2,843)
Other non-current liabilities	(4,746)	8,517
Total adjustments to net income	(38,022)	(6,341)
Net cash flow provided by operations	28,915	59,884
Cash Flows from Investing Activities
Proceeds from disposal of property	327	7,869
Capital expenditures for property	(25,368)	(18,974)
Net cash flow used by investing activities	(25,041)	(11,105)
Cash Flows from Financing Activities
Net increase in short-term borrowings	5,305	28,147
Repayment of long-term debt	(24,974)	(54,035)
Principal payments under capital leases	(335)	(314)
Sale of common stock	9,539	8,759
Purchases of treasury stock	(6,593)	(4,783)
Dividends paid	(14,573)	(12,443)
Net cash flow used by financing activities	(31,631)	(34,669)
Net (Decrease) Increase in Cash	(27,757)	14,110
Cash, Beginning of Year	66,167	52,210
Cash, End of Period	$38,410	$66,320

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Stated in thousands)
(Unaudited)

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2006	$128,780	$	---	$342,878	$(28,935)	$442,723
Cumulative impact of change
in accounting for
uncertainties in income
taxes (Note 9)	---		---	(406)	---	(406)
January 1, 2007, as adjusted	128,780		---	342,472	(28,935)	442,317
Net income	---		---	66,225	---	66,225
Foreign currency translation	---		---	---	6,031	6,031
Unrealized gain from interest
rate swap (net of $4 tax)	---		---	---	6	6
Comprehensive income						72,262
Stock issued	8,146		---	---	---	8,146
Stock repurchased	(4,783)		---	---	---	(4,783)
Advance payments	---		613	---	---	613
Dividends declared	---		---	(5,949)	---	(5,949)
Balance, September 30, 2007	$132,143		$613	$402,748	$(22,898)	$512,606

			Common		Accumulated
			Stock		Other	Total
	Common		Subscribed,	Retained	Comprehensive	Shareholders’
	Stock		Unissued	Earnings	Loss	Equity

Balance, December 31, 2007	$158,633	$	---	$386,217	$(65,233)	$479,617
Net income				66,937		66,937
Foreign currency translation	---		---	---	(2,202)	(2,202)
Unrealized gain from interest
rate swap (net of $36 tax)	---		---	---	57	57
Prior service gain
(net of $(349) tax)	---		---	---	(548)	(548)
Actuarial loss
(net of $3,490 tax)	---		---	---	5,481	5,481
Comprehensive income						69,725
Stock issued	8,833		---	---	---	8,833
Stock repurchased	(6,593)		---	---	---	(6,593)
Advance payments	---		706	---	---	706
Dividends declared	---		---	(7,246)	---	(7,246)
Balance, September 30, 2008	$160,873		$706	$445,908	$(62,445)	$545,042

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

Note 2

     The Company values its inventories at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. An actual valuation of inventory under the LIFO method can be made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and cost and are subject to the final year-end LIFO inventory valuation.

Note 3

     At September 30, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at September 30, 2008 and December 31, 2007.

Note 4

     The Company had two lease agreements with an independent lessor, which provided $58,777 of financing for eight of the Company’s distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009. The Company terminated the lease agreement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

     On July 23, 2008, the Company renewed the remaining lease arrangement for an additional five-year term and reclassified the debt associated with the lease from current portion of long-term debt to long-term debt. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of September 30, 2008, the consolidated silo included in the Company’s condensed financial statements had a net property balance of $17,046, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease renewal agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2008, an increase from $24,412 at December 31, 2007.

Note 5

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at September 30, 2008 and December 31, 2007.

Note 6

     The Company made contributions to its qualified defined benefit pension plan totaling $6,200 and $25,000 during the three and nine month periods ended September 30, 2008, respectively. Contributions made during the three and nine month periods ended September 30, 2007 totaled $38,000 and $55,500, respectively. Additional contributions totaling $17,500 are expected to be paid in the fourth quarter of 2008.

Note 7

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

     Approximately eighty percent (80%) and seventy-nine percent (79%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of September 30, 2008 and December 31, 2007, respectively.

Note 8

     Comprehensive income for the three months ended September 30, 2008 and 2007 was $19,823 and $27,801, respectively. Comprehensive income for the nine months ended September 30, 2008 and 2007 was $69,725 and $72,262, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the United States, amortization of gains and losses related to the Company’s pension and postretirement liabilities, and changes in the fair value of the Company’s interest rate swap agreement.

Note 9

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. Under FIN 48, the Company had $6,980 of unrecognized tax benefits recorded in its balance sheet as of January 1, 2007. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company’s unrecognized tax benefits of $4,505 and $6,945 at September 30, 2008 and December 31, 2007, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.

     The Company settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were recognized. This resulted in a lower effective tax rate for the nine month period ended September 30, 2008, compared to the same period of 2007.

     There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at September 30, 2008 and December 31, 2007. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate. It would, however, accelerate the payment of cash to the taxing authority to an earlier period.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,256 and $2,807 in interest and penalties in its balance sheet at September 30, 2008 and December 31, 2007, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

     The Company’s federal income tax returns for the tax years 2005 and forward are subject to examination by the United States Internal Revenue Service. The federal statute of limitations for the 2005 tax year will expire on September 15, 2009. The Company’s state income tax returns for 2003 through 2007 remain subject to examination by various state authorities with the latest period closing on October 15, 2012. In October 2008, the Company received notice that its 2007 federal income tax return will be subject to an examination by the Internal Revenue Service. Such examination is scheduled to commence in December 2008.

Note 10

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities. As a result, contingencies arise from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations during the period in which such matters are resolved or a better estimate becomes available.

Note 11

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under accounting pronouncements that require or permit fair value measurements, but the standard does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 as of January 1, 2008. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s results of operations or financial position since the Company does not have any financial assets, the fair value of which was impacted by inactive markets.

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

     The Company is party to an interest rate swap, which is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement, in this case, Level 2 in the fair value hierarchy. The fair value of the Company’s financial liability relating to the interest rate swap is $3,979 as of September 30, 2008.

Note 12

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2007, included in our annual report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission (“SEC”). The results shown herein are not necessarily indicative of the results to be expected in any future periods.

     Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: disruptions in our sources of supply, industry consolidation, changes in general economic conditions, a sustained interruption in the operation of our information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our annual report on Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A., “Risk Factors”, included herein.

     All dollar amounts are stated in thousands ($000) in the following discussion.

Background

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

Overview

     The Company experienced moderate growth in sales for the nine months ended September 30, 2008, compared to the same period in 2007 despite the general slowing of the economy in much of its North American trading area. Growth in electrical market sales was moderate, but declines in residential electrical construction continued to have a modest negative impact on overall electrical market sales. Comm/data market sales continued to grow at a solid rate as a result of the Company’s competitive performance in this sector, coupled with continued growth in the overall comm/data market. Net sales have been positively impacted by a moderate level of inflation, particularly in the markets for steel- and copper-based products sold by the Company.

     Income from operations declined moderately due to a modest increase in gross margin, which was more than offset by increases in operating expenses. Income from operations for the nine month period ended September 30, 2008 declined 6.3%, but was offset by a 28.6% decrease in interest expense, net and a lower effective tax rate, resulting in a 1.1% increase in net income for the nine months ended September 30, 2008, compared to the same period in 2007.

     The Company expects general economic conditions to deteriorate during the coming months as an already slowing economy absorbs the impact of the much-publicized turmoil in global credit and financial markets. The reduced availability of credit to finance capital projects undertaken or constructed by our customers may slow the Company’s organic revenue growth in the near term. In addition, price deflation in the market for copper-based products, particularly wire and cable, could further dampen the Company’s outlook for revenue and gross margin growth.

     The Company believes, however, that its low debt level and attention to working capital management, combined with expectations for continued positive income from operations, position it well to weather the anticipated economic downturn.

Consolidated Results of Operations

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Dollars	Percent	Dollars	Percent
Net Sales	$1,449,643	100.0%	$1,364,666	100.0%
Cost of merchandise sold	(1,187,325)	(81.9)	(1,101,715)	(80.7)
Gross Margin	262,318	18.1	262,951	19.3
Selling, general and administrative expenses	(217,988)	(15.1)	(205,396)	(15.1)
Depreciation and amortization	(9,587)	(0.7)	(8,831)	(0.6)
Other income (loss), net	739	0.1	(305)	(0.1)
Income from Operations	35,482	2.4	48,419	3.5
Interest expense, net	(3,150)	(0.2)	(4,331)	(0.3)
Income before Provision for Income Taxes	32,332	2.2	44,088	3.2
Provision for income taxes	(12,761)	(0.9)	(17,532)	(1.3)
Net Income	$19,571	1.3%	$26,556	1.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Dollars	Percent	Dollars	Percent
Net Sales	$4,153,036	100.0%	$3,927,682	100.0%
Cost of merchandise sold	(3,366,331)	(81.1)	(3,162,923)	(80.5)
Gross Margin	786,705	18.9	764,759	19.5
Selling, general and administrative expenses	(642,987)	(15.5)	(615,911)	(15.7)
Depreciation and amortization	(28,475)	(0.7)	(26,400)	(0.7)
Other income, net	1,670	0.1	2,387	0.1
Income from Operations	116,913	2.8	124,835	3.2
Interest expense, net	(9,635)	(0.2)	(13,489)	(0.4)
Income before Provision for Income Taxes	107,278	2.6	111,346	2.8
Provision for income taxes	(40,341)	(1.0)	(45,121)	(1.1)
Net Income	$66,937	1.6%	$66,225	1.7%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

     Net sales totaled $1,449,643 for the three months ended September 30, 2008, compared to $1,364,666 for the three months ended September 30, 2007, an increase of $84,977, or 6.2% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market for the three months ended September 30, 2008 increased 7.0%, while net sales to the comm/data market rose 3.7% for the three months ended September 30, 2008, compared to the same period in 2007.

     Gross margin decreased $633, or 0.2%, to $262,318 in the third quarter of 2008 from $262,951 during the same period of 2007, as higher net sales were recorded at a lower gross margin rate. The Company’s gross margin rate on net sales decreased to 18.1% during the three months ended September 30, 2008, down from 19.3% for the same three month period in 2007, mainly due to increased price competition and markdowns on inventory, primarily copper wire and cable.

     Selling, general and administrative expenses increased $12,592, or 6.1%, to $217,988, in the third quarter of 2008 from $205,396 in the third quarter of 2007, mainly due to increased compensation costs resulting from a moderate increase in total salary expense and higher employee benefit expenses. Selling, general and administrative expenses as a percentage of net sales in the third quarter of 2008 were 15.1%, unchanged from the third quarter of 2007.

     Depreciation and amortization expenses for the three months ended September 30, 2008 increased $756, or 8.6%, to $9,587 from $8,831 in the third quarter of 2007, primarily due to recent investments in information technology assets. Depreciation and amortization expenses as a percentage of net sales was 0.7% for the three months ended September 30, 2008, up from 0.6% for the three months ended September 30, 2007.

     Other income, net, totaled $739 for the three months ended September 30, 2008, compared to a loss of $(305) for the three months ended September 30, 2007. Other income, net, consists primarily of gains (losses) on the disposal of property, impairment charges primarily related to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Losses on the disposal of property were $(17) for the three months ended September 30, 2008, compared to net gains on the disposal of property of $289 and a property impairment loss of $(1,305) for the three months ended September 30, 2007.

     Income from operations totaled $35,482 for the three months ended September 30, 2008, a decrease of $12,937, or 26.7%, from $48,419 for the three months ended September 30, 2007. The decrease was due to increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower gross margin, partially offset by higher other income, net.

     Interest expense, net declined $1,181, or 27.3%, to $3,150 for the three months ended September 30, 2008 from $4,331 for the three months ended September 30, 2007. This reduction was mainly due to a lower level of outstanding long-term debt during the third quarter of 2008, compared to the same period of 2007.

     Income before provision for income taxes was $32,332 for the three months ended September 30, 2008, a decrease of $11,756, or 26.7%, compared to $44,088 for the three months ended September 30, 2007. This was attributable to the increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower gross margin, partially offset by higher other income, net, and lower interest expense, net.

     The Company’s total provision for income taxes was $12,761 for the three months ended September 30, 2008, a decrease of $4,771, or 27.2%, compared to $17,532 recognized during the same three month period of 2007. The Company’s effective tax rate decreased slightly to 39.5% for the three months ended September 30, 2008, down from 39.8% for the same three month period in 2007. The 2008 and 2007 effective tax rates were higher than the 35.0% U.S. federal statutory rate, primarily due to state and local income taxes.

     Net income for the three months ended September 30, 2008 decreased $6,985, or 26.3%, to $19,571 from $26,556 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

     Net sales totaled $4,153,036 for the nine months ended September 30, 2008, compared to $3,927,682 for the nine months ended September 30, 2007, an increase of $225,354, or 5.7% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 4.9% and net sales to the comm/data market rose 6.3% for the nine months ended September 30, 2008, compared to the same period in 2007. Net sales have been positively impacted by a moderate level of inflation, particularly in the markets for steel- and copper-based products sold by the Company during the nine months ended September 30, 2008.

     Gross margin increased $21,946, or 2.9%, to $786,705 from $764,759, due to higher net sales volume, partially offset by higher costs of merchandise sold recorded during the nine months ended September 30, 2008, compared to the same period in 2007. The Company’s gross margin rate on net sales decreased to 18.9% during the nine months ended September 30, 2008, down from 19.5% for the same nine month period in 2007, largely due to increased price competition during the second and third quarters of 2008 and inventory markdowns during the third quarter of 2008, primarily on copper wire and cable.

     Selling, general and administrative expenses increased $27,076, or 4.4%, to $642,987, for the nine months ended September 30, 2008, compared to $615,911 for the nine months ended September 30, 2007, mainly due to increased compensation costs and higher operating expenses. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2008 were 15.5%, down from 15.7% for the nine months ended September 30, 2007.

     Depreciation and amortization expenses for the nine months ended September 30, 2008 increased $2,075, or 7.9%, to $28,475 from $26,400 for the same nine month period in 2007, primarily due to higher levels of information technology assets and leasehold improvements. Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the nine months ended September 30, 2008, compared to the same period of 2007.

     Other income, net, totaled $1,670 for the nine months ended September 30, 2008, compared to $2,387 for the nine months ended September 30, 2007. Other income, net, consists primarily of gains on the disposal of property, impairment charges related primarily to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Gains on the disposal of property were $25 and $1,025 for the nine months ended September 30, 2008 and 2007, respectively. Other income, net, for the nine months ended September 30, 2007 included property impairment losses of $(1,727) on assets that have since been disposed.

     Income from operations totaled $116,913 for the nine months ended September 30, 2008, a decrease of $7,922, or 6.3%, from $124,835 for the nine months ended September 30, 2007. The decrease was due to higher gross margin, offset by increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

     Interest expense, net declined $3,854, or 28.6%, to $9,635 for the nine months ended September 30, 2008 from $13,489 for the nine months ended September 30, 2007. This reduction was mainly due to a lower level of outstanding long-term debt during the nine months ended September 30, 2008, compared to the same period of 2007.

     The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net, resulted in income before provision for income taxes of $107,278 for the nine months ended September 30, 2008, a decrease of $4,068 or 3.7%, compared to $111,346 for the nine months ended September 30, 2007.

     The Company’s total provision for income taxes decreased $4,780, or 10.6%, for the nine months ended September 30, 2008, compared to the same period in 2007, as a result of a lower effective tax rate. The Company’s effective tax rate decreased to 37.6% for the nine months ended September 30, 2008, down from 40.5% for the same period in 2007. This decrease was primarily due to reductions in unrecognized tax benefits, interest, and penalties, each of which had a favorable impact on income tax expense. The effective tax rates for the nine month periods ended September 30, 2008 and 2007, were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

     Net income for the nine months ended September 30, 2008 increased $712, or 1.1%, to $66,937 from $66,225 for the nine months ended September 30, 2007.

Financial Condition and Liquidity

     The Company has historically funded its capital requirements using cash flows provided by operations, stock issuances to its employees, and long-term debt.

Operating Activities

     Cash flows provided by operations were $28,915 for the nine months ended September 30, 2008, compared to $59,884 for the nine months ended September 30, 2007. Positive cash flows from operations for the nine months ended September 30, 2008 were primarily due to net income of $66,937, and increases in trade accounts payable of $76,293 and other current liabilities totaling $12,087, partially offset by an increase in trade receivables of $87,756, a $23,137 increase in merchandise inventory, and a $35,070 decrease in accrued payroll and benefit costs.

     The average number of days of sales in trade receivables at September 30, 2008 increased modestly from the average number of days at September 30, 2007. Merchandise inventory levels were moderately higher at September 30, 2008 when compared to December 31, 2007 to support the growth in net sales. Average inventory turnover decreased slightly during the nine months ended September 30, 2008, compared to the same period of 2007.

     Current assets exceeded current liabilities by $465,186 at September 30, 2008, an increase of $70,895, or 18.0%, from $394,291 at December 31, 2007.

Investing Activities

     Capital expenditures for property were $25,368 and $18,974, and proceeds from the disposal of property were $327 and $7,869, for the nine months ended September 30, 2008 and 2007, respectively. The proceeds received resulted primarily from the sale of personal property for the nine month period ended September 30, 2008 and from the sale of real property during the nine month period ended September 30, 2007.

Financing Activities

     Cash flows used by financing activities totaled $31,631 for the nine months ended September 30, 2008, compared to $34,669 for the nine months ended September 30, 2007.

     The Company reduced long-term debt by $24,974 and capital lease obligations by $335 for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the excess of cash provided by operations over investing activities and an increase in short-term borrowing of $28,147 enabled the Company to reduce long-term debt by $54,035, and capital lease obligations by $314.

     Cash provided by the sale of common stock amounted to $9,539 and $8,759, and purchases of treasury stock were $6,593 and $4,783 for the nine months ended September 30, 2008 and 2007, respectively. Cash dividends paid were $14,573 and $12,443 for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at September 30, 2008 and December 31, 2007.

     As has been widely reported, many domestic and international financial institutions, including insurance companies and investment and commercial banks, have experienced extreme solvency and liquidity pressures during the past several months. This financial distress resulted, primarily, from the decline in the value of debt securities collateralized by real property that the institutions held as investments. Several large financial institutions have been acquired by competitors, received capital injections from their national governments, or ceased operations as a result of these nearly unprecedented financial market conditions. This restructuring of the financial services industry has impacted two banks that participate in the Company’s revolving credit facility.

     While the Company expects it will continue to have full access to this facility, given the ongoing disruptions in the credit and financial markets, there can be no guarantee that a borrowing request made by the Company under the revolving credit agreement will be fully funded by all bank participants. Additionally, LIBOR has been highly volatile and remains at elevated levels, relative to interest rates on US Treasury securities. Therefore, use of this revolving credit facility may result in higher than anticipated interest expense to the Company.

     At September 30, 2008 and December 31, 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at September 30, 2008 and December 31, 2007.

     Given the prevailing turmoil in the credit markets, particularly as it relates to asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program.

     At September 30, 2008, the Company had available to it unused lines of credit amounting to $429,038, compared to $436,575 at December 31, 2007. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

     Short-term borrowings outstanding during the nine months ended September 30, 2008 and 2007 ranged from a minimum of $15,240 and $13,871 to a maximum of $70,028 and $49,355, respectively.

     The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of September 30, 2008 and December 31, 2007.

     The Company had two lease agreements with an independent lessor, which provided $58,777 of financing for eight of the Company’s distribution facilities. The agreements carried five-year terms expiring July 2008 and December 2009. The Company terminated the lease agreement expiring in December 2009 on September 28, 2007 by exercising its purchase option. The independent lessor conveyed clear title to three distribution facilities to the Company in exchange for a cash payment of $30,479, which included the outstanding principal owed on the three properties totaling $30,057, unpaid interest, and other closing costs.

     On July 23, 2008, the Company renewed the remaining lease arrangement for an additional five-year term and reclassified the debt associated with the lease from current portion of long-term debt to long-term debt. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of September 30, 2008, the consolidated silo included in the Company’s condensed financial statements had a net property balance of $17,046, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

     Under the terms of the lease renewal agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2008, an increase from $24,412 at December 31, 2007.

New Accounting Pronouncements

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

     In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s results of operations or financial position since the Company does not have any financial assets, the fair value of which was impacted by inactive markets.

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

Item 4T. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1A. Risk Factors

     Recent events in the global credit and financial markets could have a negative impact on the Company’s liquidity, financial position, or results of operations.

     As has been widely reported, many domestic and international financial institutions, including insurance companies and investment and commercial banks, have experienced extreme solvency and liquidity pressures recently. This financial distress has resulted, primarily, from the decline in the value of debt securities collateralized by real property that the institutions held as investments. Several large financial institutions have been acquired by competitors, received capital injections from their national governments, or ceased operations as a result of these nearly unprecedented financial market conditions.

     Interbank lending and credit availability have been greatly diminished as a result of these events. The spillover effects of the disruptions in the credit and financial markets are expected to pose serious risks to continued global economic growth and negatively impact general economic conditions in the Company’s North American trading area.

     The current turmoil in global financial markets has not impaired the Company’s ability to access its credit facilities to finance its operations. Poor credit market conditions may, however, adversely impact the availability of construction project financing, upon which real estate developers and our construction contractor customers depend, resulting in project cancellations or delays. Our commercial and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenue and gross margin to the Company and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by current credit market conditions, which could negatively impact our revenue and cost of merchandise sold, at least until alternate sources of supply are arranged. The Company continues to carefully monitor both its customers and suppliers for signs of deterioration in their financial condition.

     The prices of industrial metals and energy commodities, as well as equity securities, have also been subject to severe downward pressure and extreme volatility recently. Further deflation in the price of commodity-based products, particularly copper wire and cable, or a settling of industrial metals prices at current market levels, could also dampen the Company’s revenue and gross margin prospects into the future.

     The disruption in global credit and financial markets may also adversely impact the market value of investments held within the Company’s defined benefit pension plan. A significant decline in the value of these investments may require the Company to increase its contributions to its pension plan to meet future funding requirements and adversely impact the Company’s cash flow, results of operations, and financial position.

     The Company is unable to predict the likely duration and severity of the current financial and commodity market distress or any resulting economic downturn.

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

     The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
		Average	Total Number of Shares
	Total Number of	Price Paid	Purchased as Part of Publicly
Period	Shares Purchased	per Share	Announced Plans or Programs
July 1 to July 31, 2008	41,567	$20.00	N/A
August 1 to August 31, 2008	34,402	$20.00	N/A
September 1 to September 30, 2008	25,438	$20.00	N/A
Total	101,407	$20.00	N/A

Item 6. Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	Articles of Incorporation and Bylaws

		3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4(i) to the Company’s Registration Statement on Form S-1
(Registration No. 333-15761))

		3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4(ii) to the Company’s Registration Statement on Form S-2
(Registration No. 133-118575))

		3.3	Bylaws as amended through June 14, 2007 (incorporated by reference to
Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June
14, 2007 (Commission File No. 0-255))

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –
Principal Executive Officer

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –
Principal Financial Officer

	(32)	Section 1350 Certifications

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008	GRAYBAR ELECTRIC COMPANY, INC.
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