Form 10-K
period 2008-12-31
GRAYBAR ELECTRIC CO INC
filed 2009-03-10
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 North Meramec Avenue, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)
(314) 573 - 9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock – Par Value $1.00 Per Share with a Stated Value of $20.00

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2008, was approximately $158,189,460. Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 80% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares. The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock. See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 9, 2009 was 9,722,253.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K: Information Statement relating to the 2009 Annual Meeting of Shareholders – Part III, Items 10-14.

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

Table of Contents

		Page(s)
PART I

Item 1.	Business	3-5
Item 1A.	Risk Factors	6-7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Supplemental Item	Executive Officers of the Registrant	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	10-11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	12-20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20-21
Item 8.	Financial Statements and Supplementary Data	21-39
Item 9.	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure	39
Item 9A(T).	Controls and Procedures	40
Item 9B.	Other Information	40

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accounting Fees and Services	41

PART IV
Item 15.	Exhibits, Financial Statement Schedules	42-45

Signatures		46-47
Exhibit Index		48-49
Certifications

PART I

The following discussion should be read in conjunction with our accompanying audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: continued credit and financial market turmoil, the impact of financial market distress on our defined benefit pension plan, disruptions in our sources of supply, changes in general economic conditions, volatility in the prices of industrial metal commodities, a sustained interruption in the operation of our information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the U.S. Securities and Exchange Commission (the “SEC” or “Commission”). Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2008.

All dollar amounts are stated in thousands ($000s) in the following discussion except for per share data.

Item 1. Business

The Company

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state and local governments, commercial users, and power utilities in North America. All products sold by the Company are purchased by the Company from others. The Company’s business activity is primarily with customers in the United States. Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

The Company was incorporated under the laws of the State of New York on December 11, 1925 to purchase the wholesale distribution business of Western Electric Company, Incorporated. Graybar is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. The location of the principal executive offices of the Company is 34 North Meramec Avenue, St. Louis, Missouri 63105 and its telephone number is (314) 573-9200.

The Company maintains an internet website at http://www.graybar.com. Graybar’s filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, are accessible free of charge on our website within the “About Us” page under “SEC Filings” as soon as reasonably practicable after we file the reports with the SEC. Additionally, a copy of the Company’s SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. or by calling the SEC at 1-800-SEC-0330. A copy of our electronically filed materials can also be obtained at http://www.sec.gov.

Suppliers

Graybar distributes approximately one million products (stockkeeping units or “SKUs”) purchased primarily from nearly 4,200 manufacturers and suppliers through the Company’s network of distribution facilities. The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party. The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately fifty-one percent (51%) of the products it distributes from its top 25 suppliers during 2008. However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

Products Distributed

The Company stocks approximately 120,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical and comm/data products. The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, switchgear, industrial automation, tools, motor controls, transformers, lamps, lighting fixtures and hardware, power transmission equipment, telephone station apparatus, key systems, digital and internet protocol (IP) private branch exchanges (PBX), data products for local or wide area networks, fiber optic products, security/access control products, and cable television (CATV) products.

On December 31, 2008 and 2007, the Company had orders on hand that totaled approximately $605,320 and $581,200, respectively. The Company expects that approximately eighty-five percent (85%) of the orders it had on hand at December 31, 2008 will be filled within the twelve-month period ending December 31, 2009. Generally, orders placed by customers and accepted by the Company have resulted in sales. However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing

Graybar sells its products primarily through a network of distribution facilities located in thirteen geographical districts throughout the United States. The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located. In addition, the Company maintains seven zone warehouses and three service centers containing inventories of both standard and specialized products. Both the zone warehouses and service centers replenish local inventories carried at the Company’s U.S. distribution facilities and make shipments directly to customers. The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico.

The distribution facilities operated by the Company at December 31, 2008 are shown below:

U.S. Locations
	Number of Distribution Facilities*
District		Zone Warehouses
Boston	12	Austell, GA
California	21	Fresno, CA
Dallas	15	Joliet, IL
Chicago	20	Richmond, VA
Minneapolis	17	Springfield, MO
New York	13	Stafford, TX
Atlanta	21	Youngstown, OH
Phoenix	10
Pittsburgh	20
Richmond	18
Seattle	13
St. Louis	14
Tampa	21
		*Includes Service Centers

International Locations
	Number of Distribution Facilities

Graybar Electric Canada, Ltd.	28
Halifax, Nova Scotia, Canada

Graybar International, Inc.	1
Carolina, Puerto Rico

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, otherwise, orders are filled from the Company’s inventory. On a dollar volume basis, approximately fifty-six percent (56%) and fifty-eight percent (58%) of the orders were filled from the Company’s inventory in 2008 and 2007, respectively, and the remainder were shipped directly from the supplier to the place of use. The Company generally finances its inventory through collections of trade receivables and trade accounts payable terms with its suppliers. The Company’s short-term borrowing facilities are also used to finance inventory as needed. Currently, the Company does not use long-term borrowings for inventory financing. There was no inventory pledged as collateral for any borrowings at December 31, 2008 and 2007.

The Company distributes its products to more than 140,000 customers, which fall into three principal classes. The following list shows the estimated percentage of the Company’s total sales attributable to each of these classes for the last three years:

	Percentage of Sales For Years Ended December 31,
Class of Customers
	2008	2007	2006
Electrical Contractors	48.1%	48.0%	49.8%
Voice and Data Communications	19.4%	20.4%	19.9%
Commercial & Industrial	18.6%	19.4%	18.9%

At December 31, 2008, the Company employed approximately 3,200 persons in sales capacities. Approximately 1,300 of these sales personnel were sales representatives working to generate sales with current and prospective customers. The remainder of the sales personnel were sales and marketing managers and telemarketing, advertising, quotation, counter, and clerical personnel.

Competition

The Company believes that it is one of the three largest wholesale distributors of electrical and comm/data products in the United States. The field is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately twenty-five percent (25%) of the total market. The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and manufacturers who sell their products directly to end users.

The Company’s pricing structure for the products it sells reflects the costs associated with the services that it provides and its prices are generally competitive. The Company believes that, while price is an important customer consideration, it is the service that Graybar is able to provide customers that distinguishes the Company from many of its competitors, whether they are distributors or manufacturers selling direct. Graybar views its ability to quickly supply its customers with a broad range of electrical and comm/data products through conveniently located distribution facilities as a competitive advantage that customers value. However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor of the Company that does not provide these benefits may be in a position to offer a lower price.

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and Puerto Rico and accounted for approximately five percent (5%) of consolidated revenues in each of 2008, 2007, and 2006. Limited export activities are handled primarily from Company facilities in Texas, Arizona and California. Long-lived assets located outside the United States represented approximately one percent (1%) of the Company’s consolidated assets at the end of each of the last three years. The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2008, the Company employed approximately 8,100 persons on a full-time basis. Approximately 150 of these persons were covered by union contracts. The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including, but not limited to, those discussed below. The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition, and results of operations.

Continued turmoil in the global credit and financial markets and the economic downturn associated with it is expected to have a negative impact on the Company’s liquidity, financial position, or results of operations. Many domestic and international financial institutions, including insurance companies, investment banks, finance companies, and commercial banks continue to experience solvency and liquidity pressures. This financial distress was initially caused by the decline in the value of debt securities collateralized by real property that these institutions held as investments. Several financial institutions have acquired weaker competitors, while others have ceased operations altogether, as a result of these nearly unprecedented financial market conditions. Interventions undertaken by national governments to help calm the credit and financial markets have included: guaranties of bank debt, money market funds, and asset-backed commercial paper; injections of equity capital to improve the capital ratios of financial institutions; and executive action to encourage the restructuring of mortgages to preserve real estate asset values and current levels of homeownership. Credit availability remains greatly diminished, particularly in the market for asset-backed debt, despite these extraordinary governmental actions.

Current conditions in global credit and financial markets have not impaired the Company’s ability to access its credit facilities to finance its operations. However, poor credit market conditions appear to be having an adverse impact on the availability of construction project financing, upon which real estate developers and our electrical and comm/data contractor customers depend, resulting in project cancellations or delays. Our commercial and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenue and gross margin to the Company and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by current credit market conditions, which could negatively impact our revenue and cost of merchandise sold, at least until alternate sources of supply are arranged. The Company continues to carefully monitor both its customers and suppliers for signs of deterioration in their financial condition.

The Company is unable to predict the likely duration and severity of the economic recession expected to result from the current credit and financial market turmoil and, therefore, the extent of its impact on the Company’s liquidity, financial position, and results from operations.

The disruption in global credit and financial markets may adversely impact the market value of investments held within the Company’s defined benefit pension plan. A significant decline in the value of these investments may require the Company to increase its contributions to its pension plan to meet future funding requirements and adversely impact the Company’s cash flow, results of operations, and financial position.

We purchase one hundred percent (100%) of the products we sell to our customers from other parties. As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers. Approximately fifty-one percent (51%) of our purchases are made from only 25 manufacturers. A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost revenue and, in rare cases, damages for late or non-delivery.

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries. Our operating locations are widely distributed geographically across the United States and, to a lesser extent, Canada. Customers for both electrical and comm/data products are similarly diverse – we have over 140,000 customers and our largest customer accounts for only two percent (2%) of our total revenue. While our geographic and customer concentrations are relatively low, our performance is, nonetheless, dependent on favorable conditions in both the general economy and the construction industry. In addition, conditions in the construction industry are greatly influenced by credit market conditions. Since we derive a substantial portion of our sales from electrical and comm/data contractors, revenue could be negatively impacted should interest rates rise, debt-financing continue to be scarce, or other general economic conditions deteriorate to levels that depress construction activity.

The Company’s results from operations are impacted by changes in commodity prices, primarily copper and steel. Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper or steel, two industrial metal commodities that have been subject to extreme price volatility during the past several years. Examples of such products include copper wire and cable and steel conduit, enclosures, and fittings. The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term. As the cost of these products to the Company declines, therefore, pricing to our customers decreases by a similar percentage. This impacts our results of operations by lowering both revenue and gross margin. Rising copper and steel prices have the opposite effect, increasing both revenue and gross margin.

The impact of commodity price fluctuations on the value of our merchandise inventory is not material given the Company’s use of the last-in, first-out (LIFO) inventory cost method, which matches current product costs to current revenues.

Our daily activities are highly dependent on the uninterrupted operation of our information systems. We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources. We maintain redundant information systems as part of our disaster recovery program and are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities. Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility disruptions, terrorist attack, or other major disruptions. A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting revenue, expenses, or both.

We are subject to legal proceedings and other claims arising out of the conduct of our business. These proceedings and claims relate to public and private sector transactions, product liability, contract performance, and employment matters. On the basis of information currently available to us, we do not believe that existing proceedings and claims will have a material impact on our financial position or results of operations. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in a particular period.

More specifically, with respect to asbestos litigation, as of December 31, 2008, approximately 2,194 individual cases and 145 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us. Additional claims will likely be filed against us in the future. Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so. Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers. Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants. Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

Our financing arrangements and loan agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries. Our senior unsecured notes, revolving credit facility, and trade receivable securitization program impose contractual limits on our ability, and the ability of most of our subsidiaries, to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. In addition, we are required to maintain acceptable financial ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants. Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities. While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

There is no public trading market for our common stock. The Company’s common stock is one hundred percent (100%) owned by its active and retired employees. Common stock may not be sold by the holder thereof, except after first offering it to the Company. The Company has always exercised this purchase option in the past and expects that it will continue to do so. As a result, no public market for our common stock exists, nor is one expected to develop. This lack of a public market for the Company’s common stock may limit Graybar’s ability to raise large amounts of equity capital.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2008, the Company had seven zone warehouses ranging in size from approximately 160,000 to 240,000 square feet. The lease arrangement used to finance three of the zone warehouses is discussed in Note 7 of the Notes to the Consolidated Financial Statements, located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. Of the remaining four zone warehouses, two are owned and two are leased. The remaining lease terms on these two leased facilities range from approximately three to five years.

The Company also had three service centers ranging in size from 143,000 to 210,000 square feet as of December 31, 2008. Two of the three service centers are owned and the remaining service center facility is leased. The remaining lease term on the leased service center is one year.

Graybar operates in thirteen geographical districts, each of which maintains multiple distribution facilities that consist primarily of warehouse space. A small portion of each distribution facility is used for offices. The number of distribution facilities in a district varies from ten to twenty-one and totals 212 for all districts. The distribution facilities range in size from 1,000 to 170,000 square feet, with the average being approximately 32,000 square feet. The Company owns 122 of these distribution facilities and leases 90 of them for varying terms, with the majority having a remaining lease term of less than five years.

The Company maintains twenty-eight distribution facilities in Canada, of which ten are owned and eighteen are leased. These range in size from approximately 5,000 to 60,000 square feet. The Company has entered into an agreement to purchase nine of these facilities in January 2011 at a price to be determined by agreement of the parties or through an appraisal process. The Company also has a 22,000 square foot leased facility in Puerto Rico.

The Company’s headquarters are located in St. Louis, Missouri in a 93,000 square foot building owned by the Company. The Company also leases a 200,000 square foot operations and administration center in St. Louis, Missouri. The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

As of December 31, 2008, the Company had granted mortgages or other security interests on ten buildings securing approximately $35,291 in debt. Seven of the ten facilities are subject to security interests totaling $28,720 under a lease arrangement with an independent lessor. The other three facilities are subject to first mortgages securing fixed and variable rate notes, of which $6,571 in principal remains outstanding.

Item 3. Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Annual Report of Form 10-K.

Supplemental Item. Executive Officers of the Registrant

The following table lists the name, age as of February 28, 2009, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. J. Beagen	52	Employed by Company in 1980; Assistant Treasurer, March 2000 to September 2005; Vice President and Controller, September 2005 to present.
D. B. D’Alessandro	48	Employed by Company in 1983; Vice President and Chief Information Officer, February 2003 to May 2005; Senior Vice President and Chief Financial Officer, May 2005 to present.
D. E. DeSousa	50	Employed by Company in 1981; Senior Vice President, Sales and Distribution, June 2003 to April 2008; Senior Vice President-U.S. Business, April 2008 to present.
M. W. Geekie	47	May 2000 to July 2005, Assistant General Counsel, Emerson Electric Company; August 2005 to February 2008, General Counsel and Secretary, XTRA Corporation; Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.
L. R. Giglio	54	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
K. M. Mazzarella	48	Employed by Company in 1980; Vice President, Human Resources and Strategic Planning, January 2004 to December 2005; Senior Vice President, Human Resources and Strategic Planning, December 2005 to April 2008; Senior Vice President-Sales and Marketing, Comm/Data, April 2008 to present.
R. D. Offenbacher	58	Employed by Company in 1968; Senior Vice President, Comm/Data Business, June 2003 to February 2004; Senior Vice President, Sales and Marketing, February 2004 to April 2008; Senior Vice President-Sales and Marketing, Electrical, April 2008 to present.
J. N. Reed	51	Employed by Company in 1980, Vice President and Treasurer, April 2000 to present.
R. A. Reynolds, Jr.	60	Employed by Company in 1972; President and Chief Executive Officer, July 2000 to present; Chairman of the Board, April 2001 to present.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. The 1997 Voting Trust Agreement expired on March 31, 2007 and was succeeded by the 2007 Voting Trust Agreement that expires by its terms on March 15, 2017. At December 31, 2008, approximately eighty percent (80%) of the common stock was held in this voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No shareholder may sell, transfer or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. The Company has always exercised its purchase option and expects to continue to do so. All outstanding shares of the Company have been issued at $20.00 per share.

The following table sets forth information regarding all purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2008	33,283	$20.00	N/A
November 1 to November 30, 2008	25,032	$20.00	N/A
December 1 to December 31, 2008	32,661	$20.00	N/A
Total	90,976	$20.00	N/A

Capital Stock at December 31, 2008
Title of Class		Number of Security Holders	Number of Shares (A)
Voting Trust Interests issued with respect to Common Stock		4,834	7,793,688
Common Stock		1,264	1,869,129
Total		6,098	9,662,817

(A) Adjusted for the declaration of a twenty percent (20%) stock dividend in 2008, shares related to which were issued on February 2, 2009.

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2008	2007
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.10	1.10
Total	$2.00	$2.00

On December 11, 2008, a twenty percent (20%) stock dividend was declared to shareholders of record on January 5, 2009. Shares representing this dividend were issued on February 2, 2009.

On December 13, 2007, a twenty percent (20%) stock dividend was declared to shareholders of record on January 3, 2008. Shares representing this dividend were issued on February 1, 2008.

Company Performance

The following graph shows a five-year comparison of cumulative total returns for the Company, the Standard & Poor’s 500 Composite Stock Index, and a Comparable Company Index of companies selected by the Company as being representative of the Company’s line of business and is used for comparison purposes in prior years.

	2003	2004	2005	2006	2007	2008
Comparable Company Index	$100.00	$158.35	$189.57	$199.42	$213.79	$167.56
S&P 500	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23
Graybar	$100.00	$110.32	$121.70	$140.97	$171.07	$226.47

The comparison above assumes $100.00 invested on December 31, 2003 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 2, 2004).

The companies included in the Comparable Company Index are Anixter International Inc., Applied Industrial Technologies, Inc., Building Materials Holding Corporation, W. W. Grainger, Inc., Owens & Minor, Inc., Park-Ohio Holdings Corp., Watsco, Inc., and WESCO International, Inc.

The market value of the Company stock, in the absence of a public market, assumes continuation of the Company’s practice of issuing and purchasing offered securities at $20.00 per share.

Item 6. Selected Financial Data

This summary should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands except for per share data)

For the Years Ended December 31,	2008	2007	2006	2005	2004
Gross Sales	$5,423,122	$5,279,653	$5,028,827	$4,304,187	$4,093,462
Cash Discounts	(22,968)	(21,352)	(19,684)	(16,144)	(13,909)
Net Sales	$5,400,154	$5,258,301	$5,009,143	$4,288,043	$4,079,553
Gross Margin (A)	$1,045,219	$1,032,318	$961,451	$811,034	$797,010
Income before Cumulative Effect of
Change in Accounting Principle	$87,400	$83,421	$57,388	$22,398	$14,018
Cumulative effect of change in accounting
principle, net of $3,587 tax effect (B)	--	--	--	(5,634)	--
Net Income	$87,400	$83,421	$57,388	$16,764	$14,018
Net income applicable to common stock (C)	$87,400	$83,421	$57,388	$16,764	$14,017
Average common shares outstanding (D)	9,617	9,466	9,276	9,216	9,494
Income per share of common stock before
cumulative effect of change in accounting
principle (D)	$9.09	$8.81	$6.19	$2.43	$1.48
Cumulative effect of change in accounting
principle per share (D)	--	--	--	(0.61)	--
Net Income per share of Common Stock (D)	$9.09	$8.81	$6.19	$1.82	$1.48
Cash Dividends per share of Common Stock	$2.00	$2.00	$2.00	$2.00	$2.00
Total assets	$1,556,199	$1,532,028	$1,508,246	$1,443,387	$1,451,372
Total liabilities	$1,052,431	$1,052,411	$1,065,523	$1,061,952	$1,059,008
Shareholders’ equity	$503,768	$479,617	$442,723	$381,435	$392,364
Working capital	$431,126	$394,291	$415,465	$398,889	$396,589
Long-term debt	$113,633	$115,419	$203,869	$233,527	$205,603

(A)

Reflects the reclassification of outgoing freight from cost of merchandise sold to selling, general and administrative expenses in 2004. Prior to reclassifying outgoing freight, gross margin in 2004 was $783,781.

(B)

2005 results reflect the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (FIN 46R).

(C)	Income applicable to common stock reflects net income less preferred stock dividends.
(D)

All periods adjusted for the declaration of a twenty percent (20%) stock dividend declared in December 2008, a twenty percent (20%) stock dividend declared in December 2007, a ten percent (10%) stock dividend declared in December 2006, and a five percent (5%) stock dividend declared in December 2005. Prior to these adjustments, the average common shares outstanding for the years ending December 31, 2007, 2006, 2005, and 2004 were 7,888, 6,442, 5,541, and 5,709, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2008. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

Graybar established new record highs in both sales and net income in 2008. Significant cash flows from operations allowed the Company to reduce year-end short- and long-term debt to its lowest level since 1993 and finish the year with a substantial cash balance.

The Company experienced modest sales growth in both the electrical and comm/data market sectors for the year ended December 31, 2008, compared to the same period in 2007, though growth in the general economy decelerated throughout Graybar’s North American trading area. The economic slowdown was particularly pronounced late in the year as the impact of turmoil in the global credit and financial markets was absorbed by the economy. Deflationary pressures on copper- and steel-based products accelerated during the fourth quarter and negatively impacted net sales during the period. The Company’s net sales and gross margin for the fourth quarter of 2008 decreased 6.3% and 3.4%, respectively, compared to the fourth quarter of 2007.

Expectations are that 2009 will be a challenging year, marked by continued turmoil in global capital markets and recession, resulting in significantly lower levels of both sales and net income to the Company. Graybar believes, however, that its experienced management team, solid balance sheet, and continued positive, though lower, income from operations, position the Company well to weather this downturn in the economy.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$5,400,154	100.0%	$5,258,301	100.0%	$5,009,143	100.0%
Cost of merchandise sold	(4,354,935)	(80.7)	(4,225,983)	(80.4)	(4,047,692)	(80.8)
Gross Margin	1,045,219	19.3	1,032,318	19.6	961,451	19.2
Selling, general and administrative expenses	(857,970)	(15.9)	(838,693)	(15.9)	(814,587)	(16.3)
Depreciation and amortization	(37,980)	(0.7)	(36,351)	(0.7)	(34,260)	(0.7)
Other income, net	2,594	0.1	4,513	0.1	9,418	0.2
Income from Operations	151,863	2.8	161,787	3.1	122,022	2.4
Interest expense, net	(12,539)	(0.2)	(17,080)	(0.3)	(23,019)	(0.5)
Income before provision for income taxes	139,324	2.6	144,707	2.8	99,003	1.9
Provision for income taxes	(51,924)	(1.0)	(61,286)	(1.2)	(41,615)	(0.8)
Net Income	$87,400	1.6%	$83,421	1.6%	$57,388	1.1%

2008 Compared to 2007

Net sales totaled $5,400,154 for the year ended December 31, 2008, compared to $5,258,301 for the year ended December 31, 2007, an increase of $141,853, or 2.7% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 2.3% and net sales to the comm/data market rose 2.7% for the year ended December 31, 2008, compared to the same period in 2007. Net sales declined during the quarter ended December 31, 2008, compared to the same period of 2007, partially reducing the moderate growth in net sales recorded by the Company during the first three quarters of 2008.

Gross margin increased $12,901, or 1.2%, to $1,045,219 from $1,032,318, due to higher net sales volume, partially offset by higher costs of merchandise sold recorded during the year ended December 31, 2008, compared to the same period in 2007. The Company’s gross margin rate on net sales decreased to 19.3% during the year ended December 31, 2008, down from 19.6% for the same period in 2007, largely due to increased price competition during the last half of 2008 and inventory markdowns during the fourth quarter of 2008, primarily on copper wire and cable.

Selling, general and administrative expenses increased $19,277 or 2.3%, to $857,970 for the year ended December 31, 2008, compared to $838,693 for the year ended December 31, 2007, mainly due to increased compensation costs and higher operating expenses. Selling, general and administrative expenses as a percentage of net sales for the years ended December 31, 2008 and 2007 was 15.9% .

Depreciation and amortization expenses for the year ended December 31, 2008 increased $1,629, or 4.5%, to $37,980 from $36,351 for the same period in 2007, primarily due to higher levels of information technology assets and leasehold improvements. Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the year ended December 31, 2008, compared to the same period of 2007.

Other income, net totaled $2,594 for the year ended December 31, 2008, compared to $4,513 for the year ended December 31, 2007. Other income, net, consists primarily of gains on the disposal of property, impairment charges related primarily to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Losses on the disposal of property were $(108) for the year ended December 31, 2008 compared to gains of $1,483 for the year ended December 31, 2007. Other income, net, for the year ended December 31, 2008 included property impairment losses of $(340), primarily on assets that were held for sale and expected to be disposed of within twelve months. Other income, net, for the year ended December 31, 2007 included property impairment losses of $(1,727).

Income from operations totaled $151,863 for the year ended December 31, 2008, a decrease of $9,924, or 6.1%, from $161,787 for the year ended December 31, 2007. The decrease was due to higher gross margin, more than offset by increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

Interest expense, net declined $4,541, or 26.6%, to $12,539 for the year ended December 31, 2008 from $17,080 for the year ended December 31, 2007. This reduction was mainly due to a lower level of outstanding long-term debt during the year ended December 31, 2008, compared to the same period of 2007.

The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net, resulted in income before provision for income taxes of $139,324 for the year ended December 31, 2008, a decrease of $5,383 or 3.7%, compared to $144,707 for the year ended December 31, 2007.

The Company’s total provision for income taxes decreased $9,362 or 15.3%, for the year ended December 31, 2008, compared to the same period in 2007, as a result of a lower effective tax rate. The Company’s effective tax rate decreased to 37.3% for the year ended December 31, 2008, down from 42.4% for the same period in 2007. This decrease was primarily due to reductions in unrecognized tax benefits, interest, and penalties, each of which had a favorable impact on income tax expense. The effective tax rates for the years ended December 31, 2008 and 2007 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income for the year ended December 31, 2008 increased $3,979, or 4.8%, to $87,400 from $83,421 for the year ended December 31, 2007.

2007 Compared to 2006

Net sales totaled $5,258,301 in 2007, compared to $5,009,143 in 2006, an increase of $249,158, or 5.0% . Increases in net sales were recorded in both of the primary market sectors in which the Company operates. Net sales to the electrical market increased 3.8%, while net sales to the comm/data market rose 8.0% in 2007, compared to 2006.

Gross margin increased $70,867, or 7.4%, to $1,032,318 from $961,451, partly due to higher net sales volume in 2007, compared to 2006. In addition, the Company’s gross margin rate on net sales increased to 19.6% during 2007, up from 19.2% in 2006, primarily due to the return to a more stable product cost environment in 2007 and the Company’s ongoing gross margin rate improvement initiatives.

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

Other income, net totaled $4,513 in 2007, compared to $9,418 in 2006. Other income, net for 2007 included gains on the disposal of property of $1,483, property impairment losses of $(1,727), and trade receivable interest charges to customers and other income items totaling $4,757. Other income, net in 2006, included net gains on the disposal of property of $8,820 and a property impairment loss of $(2,575). Trade receivable interest charges to customers and other income items accounted for the remaining $3,173 of other income, net for 2006.

Income from operations totaled $161,787 in 2007, an increase of $39,765, or 32.6%, from $122,022 in 2006. The increase was due to higher gross margin, partially offset by higher selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

Interest expense, net declined $5,939, or 25.8%, to $17,080 in 2007 from $23,019 in 2006. This reduction was mainly due to lower levels of outstanding short- and long-term debt in 2007, compared to 2006.

The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net and lower interest expense, resulted in pre-tax earnings of $144,707 for the year ended December 31, 2007, an increase of $45,704, or 46.2%, compared to the year ended December 31, 2006.

The Company’s total provision for income taxes increased $19,671 to $61,286 for the year ended December 31, 2007 as a result of higher pre-tax earnings. The Company’s effective tax rate increased to 42.4% for the year ended December 31, 2007, up from 42.0% in 2006. The 2007 and 2006 effective tax rates were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income for 2007 increased $26,033, or 45.4%, to $83,421 from $57,388 in 2006.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit. Capital assets are financed primarily by common stock issuances to the Company’s employees and long-term debt.

Cash Flow Information
For the Years Ended December 31,	2008	2007	2006
Net cash provided by operations	$148,529	$94,430	$160,319
Net cash used by investing activities	(45,045)	(15,668)	(32,897)
Net cash used by financing activities	(39,208)	(64,805)	(84,286)

Operating Activities

Net cash provided by operations was $148,529 for the year ended December 31, 2008, compared to $94,430 for the year ended December 31, 2007. Positive cash flows from operations for the year ended December 31, 2008 were primarily due to net income of $87,400, a decrease in trade receivables of $43,091, and a decrease in merchandise inventory of $23,263, partially offset by increases in other current and non-current assets of $22,786, decreases in other current and non-current liabilities of $22,284, and a decrease in trade accounts payable of $3,538.

Trade receivables decreased during 2008, due primarily to a 6.3% decline in net sales for the three month period ended December 31, 2008, when compared to the same three month period in 2007. As a result of this sales decrease, the average number of days of sales in trade receivables at December 31, 2008, measured using annual sales, declined significantly, compared to the average number of days at December 31, 2007. Average days of sales in trade receivables for the three month period ended December 31, 2008, however, were unchanged from the same three month period in 2007. Average inventory turnover improved modestly for the year ending December 31, 2008, compared to the same period of 2007. Merchandise inventory turnover for the three month period ended December 31, 2008, however, declined moderately, compared to the same period of 2007.

Current assets exceeded current liabilities by $431,126 at December 31, 2008, an increase of $36,835, or 9.3%, from $394,291 at December 31, 2007.

Investing Activities

Net cash used by investing activities totaled $45,045 for the year ended December 31, 2008, compared to $15,668 for the year ended December 31, 2007. Capital expenditures for property were $46,121, $27,123, and $45,494, and proceeds from the disposal of property were $448, $10,912, and $11,887, for the years ended December 31, 2008, 2007, and 2006, respectively. The proceeds received resulted primarily from the sale of personal property in 2008 and from the sale of real property in 2007 and 2006. Cash received from the Company’s investment in affiliated company was $628, $543, and $710, for the years ended December 31, 2008, 2007, and 2006, respectively, and relates to its membership in Graybar Financial Services, LLC.

Financing Activities

Net cash flows used by financing activities totaled $39,208 for the year ended December 31, 2008, compared to $64,805 for the year ended December 31, 2007 and $84,286 for the year ended December 31, 2006.

The Company reduced long-term debt, net of proceeds, by $28,939 and capital lease obligations by $451 for the year ended December 31, 2008. During the year ended December 31, 2007, the excess of cash provided by operations over investing activities, as well as an increase in short-term borrowing of $5,534, enabled the Company to reduce long-term debt (including current portion) by $60,286, and capital lease obligations by $422. Reductions in short- and long-term debt (including current portion) during 2006 totaled $74,128.

Cash provided by the sale of common stock amounted to $10,866, $9,890, and $7,401, and purchases of treasury stock were $8,413, $6,436, and $6,123 for the years ended December 31, 2008, 2007, and 2006, respectively. Cash dividends paid were $14,573, $12,444, and $11,436 for the years ended December 31, 2008, 2007, and 2006, respectively.

Cash and cash equivalents were $130,443 at December 31, 2008, up $64,276 from $66,167 at December 31, 2007.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under this credit agreement at December 31, 2008 and 2007.

Many domestic and international financial institutions, including insurance companies, investment banks, finance companies, and commercial banks continue to experience solvency and liquidity pressures. This financial distress was initially caused by the decline in the value of debt securities collateralized by real property that these institutions held as investments. Several financial institutions have acquired weaker competitors, while others have ceased operations altogether, as a result of these nearly unprecedented financial market conditions. This restructuring of the financial services industry has impacted two banks that participate in the Company’s revolving credit facility. While the Company expects it will continue to have full access to this facility, given the ongoing disruptions in the credit and financial markets, there can be no guarantee that a borrowing request made by the Company under the revolving credit agreement will be fully funded by all bank participants.

At December 31, 2008 and 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2008 and 2007.

Given the prevailing turmoil in the credit markets, particularly as it relates to asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program.

At December 31, 2008, the Company had available to it unused lines of credit amounting to $427,283, compared to $436,575 at December 31, 2007. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

Short-term borrowings outstanding during the years ended December 31, 2008 and 2007 ranged from a minimum of $15,240 and $14,027 to a maximum of $70,028 and $49,560, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of December 31, 2008 and 2007.

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

As of December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

Under the terms of the lease renewal agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2008, an increase from $24,412 at December 31, 2007, due to a change in the terms of the lease renewal agreement regarding the amount guaranteed by the Company.

Contractual Obligations and Commitments

The Company has the following contractual obligations as of December 31, 2008:

		Payments due by period
Contractual obligations	Total	2009	2010 and 2011	2012 and 2013	After 2013
Long-term debt obligations	$172,142	$41,838	$75,848	$54,456	$--
Capital lease obligations	1,689	563	1,126	--	--
Operating lease obligations	86,666	25,061	28,812	11,081	21,712
Purchase obligations	663,188	663,188	--	--	--
Total	$923,685	$730,650	$105,786	$65,537	$21,712

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist primarily of open inventory purchase orders made in the normal course of business. Many of these obligations may be cancelled with limited or no financial penalties.

The table above does not include $97,384 of accrued, unfunded pension cost, $81,106 of accrued, unfunded employment-related benefits cost, of which $73,143 is related to the Company’s postretirement benefit plan, and $3,874 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $33,600 to its defined benefit pension plan during 2009 that are not included in the table. The Company contributed $54,137 to its defined benefit pension plan in 2008.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 in notes to the consolidated financial statements located in Item 8., “Financial Statements and Supplementary Data”, of this Annual

Report on Form 10-K). The Company believes the following accounting policies have the potential to have a more significant impact on its financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery. The Company also earns revenue for services provided to customers for supply chain management and logistical services. Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109). Under this standard, the Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities using enacted applicable tax rates. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in the consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,115 and $2,807 in interest and penalties in its statement of financial position at December 31, 2008 and 2007, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2005 and forward are available for examination by the United States Internal Revenue Service. The Company is currently under audit examination by the Internal Revenue Service. This examination commenced during December 2008 for its 2007 federal income tax return and is expected to be completed during 2009. The Company does not presently believe that such audit results will have a material impact on its effective income tax rate. The Company has not agreed to extend its federal statute of limitations for the 2005 tax year as of December 31, 2008. The federal statute of limitations for the 2005 tax year will expire on September 15, 2009. The Company’s state income tax returns for 2004 through 2007 remain subject to examination by various state authorities with the latest period closing on October 15, 2012. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2004. Such statutes of limitations will expire on or before October 15, 2009 unless extended.

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

Pension Plan

The Company’s pension plan obligation and expense are determined based on the selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rate used to discount plan liabilities. For the years 2008 and 2007, the Company’s expected long-term rate of return on plan assets was 8.0% . The discount rate used to discount plan liabilities was 6.0% at December 31, 2008 and 2007. The Company has elected to use an expected long-term rate of return on plan assets of 6.25% for 2009 and expects 2009 pension expense to be approximately $30,000.

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension plan obligation and future pension expense. For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension plan expense for 2008 and the pension liability as December 31, 2008 would have increased pension expense by $4,324 and the pension liability by $38,169, respectively.

A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the pension plan in future years. As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2008 pension expense by $3,094.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period. These agreements typically provide for the incentives to be paid in arrears. The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized using a cumulative catch-up adjustment. In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year companies). At December 31, 2008, the Company had recorded $3,822 in minority interests, which represent the noncontrolling interest of the Company’s Canadian employees in its Canadian subsidiary of $2,817 and a noncontrolling interest in a variable interest entity of $1,005. These minority interests will be reclassified to shareholders' equity upon the adoption of SFAS 160 and separately identified as noncontrolling interests. Net income attributable to the noncontrolling interest in our Canadian subsidiary will be identified as such on the Company's statement of income, as well.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This statement replaces FASB Statement No. 141, “Business Combinations”, and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair market value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest expense is sensitive to changes in the general level of interest rates. Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company’s debt portfolio. A change in interest rates on the fixed-rate portion of the debt portfolio impacts the fair value of the financial instrument, but has no impact on interest incurred or cash flows. A change in interest rates on the variable-rate portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value of the financial instrument. To mitigate the cash flow impact of interest rate fluctuations, the Company generally maintains a significant portion of its debt as fixed rate in nature by borrowing on a long-term basis.

Based on $48,300 in variable-rate debt outstanding at December 31, 2008, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $483 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates. The table presents principal payments on debt (in thousands) and related weighted-average interest rates by expected maturity dates.

								Fair
								Market
						After		Value
Debt Instruments	2009	2010	2011	2012	2013	2013	Total	12/31/08
Long-term,
fixed-rate debt	$32,407	34,905	29,243	11,326	10,358	--	$118,239	$115,498
Weighted-average
interest rate	7.13%	7.04%	7.11%	6.60%	6.38%	--

Long-term,
variable-rate debt	$50	49	37	--	27,715	--	$27,851	$27,851
Weighted-average
interest rate	6.75%	6.75%	6.75%	--	6.37%	--

Short-term, variable-
rate borrowings	$20,449	--	--	--	--	--	$20,449	$20,449
Weighted-average
interest rate	3.50%	--	--	--	--	--

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

The Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement in September 2000. The swap agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments, with the Company being paid a LIBOR-based floating rate and paying a fixed rate of 6.92%. There is no exchange of the notional amount upon which the payments are based. The fair value of the swap agreement at December 31, 2008 and 2007 was approximately $(6,402) and $(4,072), respectively. The negative value of this agreement reflects the current low level of interest rates compared to interest rates in effect at September 2000, when the agreement was entered into. A one percent (1%) increase in LIBOR for all maturities through July 2013 would have increased the fair value of the swap agreement by approximately $1,400 and $1,500 as of December 31, 2008 and 2007, respectively.

Foreign Exchange Rate Risk

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar. Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its income and expenses are translated using average exchange rates. Currency translation adjustments are included in Accumulated Other Comprehensive Loss. Exposure to foreign currency exchange rate fluctuations is not material.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: continued credit and financial market turmoil, the impact of financial market distress on our defined benefit pension plan, disruptions in our sources of supply, volatility in the prices of industrial metal commodities, changes in general economic conditions, a sustained interruption in the operation of our information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2008.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[ERNST & YOUNG letterhead]

The Board of Directors and Shareholders
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain tax positions. As discussed in Note 6 to the consolidated financial statements, on December 31, 2007, the Company changed its method of accounting for defined benefit pension and other postretirement plans.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 25, 2009

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income
(Stated in thousands except per share data)

For the Years Ended December 31,	2008	2007	2006
Net Sales	$5,400,154	$5,258,301	$5,009,143
Cost of merchandise sold	(4,354,935)	(4,225,983)	(4,047,692)
Gross Margin	1,045,219	1,032,318	961,451
Selling, general and administrative expenses	(857,970)	(838,693)	(814,587)
Depreciation and amortization	(37,980)	(36,351)	(34,260)
Other income, net	2,594	4,513	9,418
Income from Operations	151,863	161,787	122,022
Interest expense, net	(12,539)	(17,080)	(23,019)
Income before provision for income taxes	139,324	144,707	99,003
Provision for income taxes	(51,924)	(61,286)	(41,615)
Net Income	$87,400	$83,421	$57,388
Net Income per share of Common Stock (A)	$9.09	$8.81	$6.19

(A)

Adjusted for the declaration of a twenty percent (20%) stock dividend in 2008, shares related to which were issued in February 2009. Prior to the adjustment, the average common shares outstanding were 7,888 and 7,730 for the years ended December 31, 2007 and 2006, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets
(Stated in thousands except share and per share data)

December 31,	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$130,443	$66,167
Trade receivables (less allowances of $7,563 and $8,248, respectively)	659,778	702,869
Merchandise inventory	373,813	397,076
Other current assets	30,873	20,135
Total Current Assets	1,194,907	1,186,247
Property, at cost
Land	45,630	42,633
Buildings	326,704	310,120
Furniture and fixtures	170,134	162,445
Software	76,906	76,906
Capital leases	2,413	2,413
Total Property, at cost	621,787	594,517
Less – accumulated depreciation and amortization	(309,728)	(286,549)
Net Property	312,059	307,968
Other Non-current Assets	49,233	37,813
Total Assets	$1,556,199	$1,532,028
LIABILITIES
Current Liabilities
Short-term borrowings	$20,449	$19,201
Current portion of long-term debt	32,457	60,061
Trade accounts payable	511,497	515,035
Accrued payroll and benefit costs	120,584	117,283
Other accrued taxes	13,305	12,766
Dividends payable	8,925	7,327
Other current liabilities	56,564	60,283
Total Current Liabilities	763,781	791,956
Postretirement Benefits Liability	65,143	75,436
Pension Liability	96,784	52,938
Long-term Debt	113,633	115,419
Other Non-current Liabilities	13,090	16,662
Total Liabilities	1,052,431	1,052,411

SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2008	2007
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	7,822,677	6,313,724
Issued to shareholders	1,872,801	1,652,392
In treasury, at cost	(32,661)	(34,481)
Outstanding Common Stock	9,662,817	7,931,635	193,256	158,633
Common shares subscribed	592,104	557,704	11,842	11,154
Less subscriptions receivable	(592,104)	(557,704)	(11,842)	(11,154)
Retained Earnings			425,276	386,217
Accumulated Other Comprehensive Loss			(114,764)	(65,233)
Total Shareholders’ Equity			503,768	479,617
Total Liabilities and Shareholders’ Equity			$1,556,199	$1,532,028

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in thousands)

For the Years Ended December 31,	2008		2007		2006
Cash Flows from Operations
Net Income	$87,400		$83,421		$57,388
Adjustments to reconcile net income to cash provided
by operations:
Depreciation and amortization	37,980		36,351		34,260
Deferred income taxes	1,654		19,364		(5,948)
Net losses (gains) on disposal of property	108		(1,483)		(8,820)
Losses on impairment of property	340		1,727		2,575
Changes in assets and liabilities:
Trade receivables	43,091		(4,679)		(64,210)
Merchandise inventory	23,263		(11,597)		42,648
Other current assets	(10,738)		(833)		(3,715)
Other non-current assets	(12,048)		(11,637)		9,341
Trade accounts payable	(3,538)		11,627		42,860
Accrued payroll and benefit costs	3,301		4,734		45,838
Other current liabilities	(13,557)		(12,817)		12,513
Other non-current liabilities	(8,727)		(19,748)		(4,411)
Total adjustments to net income	61,129		11,009		102,931
Net cash provided by operations	148,529		94,430		160,319
Cash Flows from Investing Activities
Proceeds from disposal of property	448		10,912		11,887
Capital expenditures for property	(46,121)		(27,123)		(45,494)
Investment in affiliated company	628		543		710
Net cash used by investing activities	(45,045)		(15,668)		(32,897)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	1,248		5,534		(42,243)
Repayment of long-term debt	(31,894)		(60,927)		(31,885)
Proceeds from long-term debt	4,009	-	-	-	-
Principal payments under capital leases	(451)		(422)	-	-
Sale of common stock	10,866		9,890		7,401
Purchases of treasury stock	(8,413)		(6,436)		(6,123)
Dividends paid	(14,573)		(12,444)		(11,436)
Net cash used by financing activities	(39,208)		(64,805)		(84,286)
Net Increase in Cash	64,276		13,957		43,136
Cash, Beginning of Year	66,167		52,210		9,074
Cash, End of Year	$130,443		$66,167		$52,210

Supplemental Cash Flow Information:
Cash Paid for Interest	$13,527		$17,583		$23,644
Cash Paid for Income Taxes	$44,656		$57,472		$40,114

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in thousands)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Loss	Equity

Balance, December 31, 2005	$115,848	$308,935	$(43,348)	$381,435
Net income		57,388		57,388
Foreign currency translation			(317)	(317)
Unrealized gain from interest
rate swap (net of tax of $338)			533	533
Minimum pension liability (net of
tax of $9,348)			14,197	14,197
Comprehensive income				71,801
Stock issued	7,401			7,401
Stock purchased	(6,123)			(6,123)
Dividends declared	11,654	(23,445)		(11,791)
Balance, December 31, 2006	$128,780	$342,878	$(28,935)	$442,723
Cumulative impact of change in
accounting for uncertainties in
income taxes (Note 2)		(406)		(406)
January 1, 2007, as adjusted	128,780	342,472	(28,935)	442,317
Net income		83,421		83,421
Foreign currency translation			6,699	6,699
Unrealized loss from interest
rate swap (net of tax of $355)			(557)	(557)
Minimum pension liability (net of
tax of $19,599)			31,267	31,267
Comprehensive income				120,830
Adoption of SFAS 158 (net of tax of
$46,927) (Note 6)			(73,707)	(73,707)
Stock issued	9,890			9,890
Stock purchased	(6,436)			(6,436)
Dividends declared	26,399	(39,676)		(13,277)
Balance, December 31, 2007	$158,633	$386,217	$(65,233)	$479,617
Net income		87,400		87,400
Foreign currency translation			(9,400)	(9,400)
Unrealized loss from interest
rate swap (net of tax of $906)			(1,423)	(1,423)
Pension and postretirement liability
adjustment (net of tax of $24,644)			(38,708)	(38,708)
Comprehensive income				37,869
Stock issued	10,866			10,866
Stock purchased	(8,413)			(8,413)
Dividends declared	32,170	(48,341)		(16,171)
Balance, December 31, 2008	$193,256	$425,276	$(114,764)	$503,768

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007, and 2006

(Stated in thousands except share and per share data)

1/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state and local governments, commercial users, and power utilities in North America. All products sold by the Company are purchased by the Company from others. The Company’s business activity is primarily with customers in the United States. The Company also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

Principles of Consolidation

The consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiary companies. All material intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectibility is reasonably assured. Revenues recognized are primarily for product sales, but also include freight and handling charges. The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment. The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery. The Company also earns revenue for services provided to customers for supply chain management and logistical services. Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses. These costs totaled $47,574, $48,314, and $46,942 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights. The Company maintains allowances to reflect the expected uncollectibility of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio. Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2008
Allowance for cash discounts	$1,545	$22,968	$(22,998)	$1,515
Allowance for doubtful accounts	6,703	4,453	(5,108)	6,048
Total	$8,248	$27,421	$(28,106)	$7,563

For the Year Ended December 31, 2007
Allowance for cash discounts	$1,305	$21,352	$(21,112)	$1,545
Allowance for doubtful accounts	7,217	4,287	(4,801)	6,703
Total	$8,522	$25,639	$(25,913)	$8,248

For the Year Ended December 31, 2006
Allowance for cash discounts	$1,024	$19,684	$(19,403)	$1,305
Allowance for doubtful accounts	6,502	8,759	(8,044)	7,217
Total	$7,526	$28,443	$(27,447)	$8,522

Merchandise Inventory

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. Had the first-in, first-out (FIFO) method been used, inventory would have been approximately $123,377 and $112,777 greater than reported under the LIFO method at December 31, 2008 and 2007, respectively. In 2008 and 2006, the Company liquidated portions of previously created LIFO layers resulting in decreases in cost of merchandise sold of $(4,554) and $(10,176), respectively. The Company did not liquidate any portion of previously created LIFO layers in 2007.

The Company makes provisions for obsolete or slow-moving inventories as necessary to reflect reduction in inventory value. Reserves for excess and obsolete inventories were $4,600 and $5,400 at December 31, 2008 and 2007, respectively. The change in the reserves for excess and obsolete inventories, included in cost of merchandise sold, was $(800), $(1,160), and $2,900 for the years ended December 31, 2008, 2007, and 2006, respectively.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period. These agreements typically provide for the incentives to be paid in arrears. The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved. The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized using a cumulative catch-up adjustment. In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

Property and Depreciation

The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Classification	Estimated Useful Life
Buildings	42 years
Leasehold improvements	Over the shorter of the asset’s life or the lease term
Furniture, fixtures, equipment and software	3 to 14 years
Assets held under capital leases	Over the shorter of the asset’s life or the lease term

Depreciation expense was $25,101, $24,168, and $23,088 in 2008, 2007, and 2006, respectively.

At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of computer equipment, are recorded in property with the corresponding obligations carried in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.

Maintenance and repairs are expensed as incurred. Major renewals and betterments that extend the life of property are capitalized.

The Company capitalizes interest expense on major construction and development projects while in progress. Interest capitalized in 2008, 2007, and 2006 was $82, $21, and $144, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. The Company capitalized $5,806 and $1,588 in 2008 and 2007, respectively, and the amounts are recorded in furniture and fixtures.

Unamortized software totaled $22,385 and $32,345 at December 31, 2008 and 2007, respectively. The estimated useful life of capitalized software is eight years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets to be held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.

The Company had various properties listed for sale in 2008 and 2007. The net book value of some of these properties exceeded the expected selling price less estimated selling expenses. The Company determined that the expected sales of these various properties met the recognition criteria for assets held for sale as outlined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). In accordance therewith, the Company recorded impairment losses totaling $(340) and $(1,727) to account for the expected losses on those assets to be held and used where the carrying amount exceeded the estimated fair value of the assets and for the sale of properties classified as held for sale for the years ended December 31, 2008 and 2007, respectively. The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2008 and 2007.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights. The Company maintains allowances for potential credit losses and such losses historically have been within management’s expectations.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138 and SFAS No. 149, requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under a certain lease arrangement. The Company’s interest rate swap agreement is designated as a cash flow hedge.

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

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy. At December 31, 2008 and 2007, the Company recorded a liability of $(6,402) and $(4,072), respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap. The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss. No ineffectiveness was recorded in the consolidated statements of income during 2008, 2007, and 2006. Unrealized (loss) gains (net of tax) of $(1,423), $(557), and $533 related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007, cumulative unrealized net losses related to the swap of $(3,912) and $(2,489) (net of tax) are recorded in accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.

Foreign Exchange Rate

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar. Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its statements of income amounts are translated at the average rates of exchange prevailing during the year. Currency translation adjustments are included in Accumulated Other Comprehensive Loss.

Goodwill

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment. Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred. The annual impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates. As of December 31, 2008, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill. At December 31, 2008 and 2007, the Company had $6,680 of goodwill included in other non-current assets on its consolidated balance sheets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this standard, the Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities using enacted applicable tax rates. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in the consolidated financial statements. The Company classifies interest and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.

New Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year companies). At December 31, 2008, the Company had recorded $3,822 in minority interests, which represents the noncontrolling interest of the Company’s Canadian employees in its Canadian subsidiary of $2,817 and a noncontrolling interest in a variable interest entity of $1,005. These minority interests will be reclassified to shareholders' equity upon the adoption of SFAS 160 and separately identified as noncontrolling interests. Net income attributable to the noncontrolling interest in our Canadian subsidiary will be identified as such on the Company's statement of income, as well.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This statement replaces FASB Statement No. 141, “Business Combinations”, and will change the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair market value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2/INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007 under FIN 48. Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings. The Company’s unrecognized tax benefits of $3,874 as of December 31, 2008 are uncertain tax positions that would impact the Company’s effective tax rate if recognized. The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2008 and 2007 were as follows:

	2008	2007
Balance at January 1:	$6,945	$6,980
Additions based on tax positions related to current year	609	947
Additions based on tax positions of prior years	--	--
Reductions for tax positions of prior years	(3,144)	(749)
Settlements	(536)	(233)
Balance at December 31:	$3,874	$6,945

Included in the balance at December 31, 2008 is $0 of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,115 and $2,807 in interest and penalties in its statement of financial position at December 31, 2008 and 2007, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns. The Company settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released. This resulted in a lower state effective tax rate for the year ended December 31, 2008, compared to the year ended December 31, 2007.

The Company’s federal income tax returns for the tax years 2005 and forward are available for examination by the United States Internal Revenue Service. The Company is currently under audit examination by the Internal Revenue Service. This examination commenced during December 2008 for its 2007 federal income tax return and is expected to be completed during 2009. The Company does not presently believe that such audit results will have a material impact on its effective income tax rate. The Company has not agreed to extend its federal statute of limitations for the

2005 tax year as of December 31, 2008. The federal statute of limitations for the 2005 tax year will expire on September 15, 2009. The Company’s state income tax returns for 2004 through 2007 remain subject to examination by various state authorities with the latest period closing on October 15, 2012. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2004. Such statutes of limitations will expire on or before October 15, 2009 unless extended.

The provisions for income taxes recorded in the consolidated statements of income are as follows:

For the Year Ended December 31,	2008	2007	2006
Federal income tax
Current	$44,025	$38,052	$43,514
Deferred	4,930	17,823	(5,030)

State income tax
Current	6,245	$3,870	$4,049
Deferred	(3,276)	1,541	(918)
Provision for income taxes	$51,924	$61,286	$41,615

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities. The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2008	2007
Postretirement benefits	$29,256	$33,481
Payroll accruals	2,735	2,487
Bad debt reserves	2,487	2,950
Other deferred tax assets	12,000	11,642
Prepaid pension	33,106	16,167
Inventory	3,639	--
Subtotal	83,223	66,727
less: valuation allowances	(2,261)	(1,920)
Deferred tax assets	80,962	64,807

Inventory	--	(242)
Fixed assets	(17,954)	(18,144)
Computer software	(8,708)	(12,582)
Other deferred tax liabilities	(4,178)	(3,906)
Deferred tax liabilities	(30,840)	(34,874)
Net deferred tax assets	$50,122	$29,933

Deferred tax assets included in other current assets were $17,087 and $9,503 in 2008 and 2007, respectively. Deferred tax assets included in other non-current assets were $33,035 and $20,430 in 2008 and 2007, respectively. The Company’s deferred tax assets include state net operating loss carryforwards of $1,816 and $3,151 as of December 31, 2008 and 2007, respectively, that expire from 2009 to 2025. The Company’s deferred tax assets also include capital loss carryforwards of $2,261 and $1,920 as of December 31, 2008 and 2007, respectively, that expire in 2013. Due to uncertainty surrounding utilization, full valuation allowances against these capital loss carryforwards have been established.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

For the Years Ended December 31,	2008	2007	2006
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	4.2	4.9
Other, net	0.8	3.2	2.1
Effective tax rate	37.3%	42.4%	42.0%

3/CAPITAL STOCK

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public market for its stock. Shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) may not be sold by the holder thereof, except after first offering them to the Company. The Company may buy any common shares so offered at the price at which they were issued ($20.00 per share) with appropriate adjustments for current dividends.

During 2008, the Company offered to eligible employees and qualified retirees the right to subscribe to 1,000,000 shares of common stock at $20.00 per share in accordance with the provisions of the Company’s Three-Year Common Stock Purchase Plan dated June 14, 2007. This resulted in the subscription of 592,104 shares ($11,842). Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 9, 2009; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 9, 2009, in the case of shares paid for prior to January 9, 2009. Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company in the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2008	420,634	422,454
2007	321,820	298,061
2006	306,131	318,401

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01), on June 10, 2004. The preferred stock may be issued in one or more series, with the designations, relative rights, preferences and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company. There were no shares of preferred stock outstanding at December 31, 2008 and 2007.

On December 11, 2008, the Company declared a twenty percent (20%) common stock dividend. Each shareholder was entitled to one share of common stock for every five shares held as of January 5, 2009. The stock was issued February 2, 2009. On December 13, 2007, the Company declared a twenty percent (20%) common stock dividend. Each shareholder was entitled to one share of common stock for every five shares held as of January 3, 2008. The stock was issued February 1, 2008. On December 14, 2006, the Company declared a ten percent (10%) common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2007. The stock was issued February 1, 2007.

4/NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2008, as required by SFAS No. 128, “Earnings Per Share”. The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a twenty percent (20%) stock dividend in 2008, a twenty percent (20%) stock dividend in 2007, and a ten percent (10%) stock dividend in 2006. The average number of shares used in computing net income per share of common stock at December 31, 2008, 2007, and 2006 was 9,616,872, 9,465,169, and 9,276,291, respectively.

5/LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2008	2007
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005
through July 2011	$42,858	$57,143
Variable rate lease arrangement, secured by facilities, due July 2013	27,715	27,715
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in
October 2003 through April 2013	33,750	41,250
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May
2001 through November 2010, with a final payment of $3,094 due in May 2011	15,475	21,666
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003
through June 2013	18,180	21,818
5.87% note, secured by facility, due in monthly installments of $26 through June 2010,
with a final payment of $2,530 due in July 2010	2,765	3,626
5.79% note, secured by facility, due in monthly installments of $31 through October 2013,
with a final payment of $2,805 due November 2013	3,670	--
6.48% capital lease, secured by equipment, due in monthly installments of $47 beginning
in January 2007 through December 2011	1,541	1,990
Fixed and variable rate mortgages, secured by facilities, various maturities	136	272
	$146,090	$175,480
Less current portion	(32,457)	(60,061)
Long-term Debt	$113,633	$115,419

Long-term Debt matures as follows:
2009	$32,457
2010	34,954
2011	29,280
2012	11,326
2013	38,073
After 2013	--
$146,090

The net book value of property securing various long-term debt instruments was $28,841 and $25,794 at December 31, 2008 and 2007, respectively.

The Company’s borrowings under short-term credit agreements typically consist of issuances of commercial paper under the trade receivable securitization program, borrowings under revolving credit agreements, and bank lines of credit.

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under this credit agreement at December 31, 2008 and 2007.

Many domestic and international financial institutions, including insurance companies, investment banks, finance companies, and commercial banks continue to experience solvency and liquidity pressures. This financial distress was initially caused by the decline in the value of debt securities collateralized by real property that these institutions held as investments. Several financial institutions have acquired weaker competitors, while others have ceased operations altogether, as a result of these nearly unprecedented financial market conditions. This restructuring of the financial services industry has impacted two banks that participate in the Company’s revolving credit facility. While the Company expects it will continue to have full access to this facility, given the ongoing disruptions in the credit and financial markets, there can be no guarantee that a borrowing request made by the Company under the revolving credit agreement will be fully funded by all bank participants.

At December 31, 2008 and 2007, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2008 and 2007.

Given the prevailing turmoil in the credit markets, particularly as it relates to asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program.

At December 31, 2008, the Company had available to it unused lines of credit amounting to $427,283, compared to $436,575 at December 31, 2007. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

Short-term borrowings outstanding during 2008 and 2007 ranged from a minimum of $15,240 and $14,207 to a maximum of $70,028 and $49,560, respectively. The average daily amount of borrowings outstanding under short-term credit agreements during 2008 and 2007 amounted to approximately $23,000 and $20,000 at weighted-average interest rates of 4.61% and 5.57%, respectively. The weighted-average interest rate for amounts outstanding at December 2008 was 3.50% .

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants as of December 31, 2008 and 2007, respectively.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $2,741 and $11,004 at December 31, 2008 and 2007, respectively. The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings. The fair value of the Company’s variable-rate short- and long-term debt approximates it’s carrying value at December 31, 2008 and 2007, respectively.

6/PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The plan provides retirement benefits based on an employee’s final average earnings and years of service. Employees become one hundred percent (100%) vested after five years of service regardless of age. The Company’s funding policy is to contribute the net periodic pension cost accrued each year, provided that the contribution will not be less than the Pension Protection Act of 2006 minimum or greater than the maximum tax-deductible amount. The assets of the defined benefit plan are invested primarily in equity and fixed income securities, money market funds, and other investments.

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees through the Retiree Welfare Plan (“Plan”). Substantially all of the Company’s employees may become eligible to participate in the Plan if they reach normal retirement age while working for the Company. Benefits are provided through insurance coverage with premiums based on the benefits paid during the year. The Company funds the Plan on a pay-as-you-go basis, and accordingly, the Plan had no assets at December 31, 2008 or 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This statement requires that a company recognize a net liability or asset, to report the funded status of its defined benefit pension and other postretirement plans on its balance sheet, and measure benefit plan assets and obligations as of the company’s balance sheet date. SFAS 158 became effective for the fiscal year ending after June 15, 2007, for employers, such as the Company, that do not issue publicly-traded securities. At December 31, 2007, the Company adopted SFAS 158 and recorded an after-tax charge to accumulated other comprehensive loss of $73,707.

SFAS 158 also requires that the measurement date of the assets and benefit obligations be a firm’s fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company has, for many years, used its year-end balance sheet date as the measurement date and, as a result, the new measurement date requirement did not have an effect on the Company’s financial statements in 2008.

The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2008 and 2007 using a December 31 measurement date:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Projected benefit obligation	$(356,085)	$(317,862)	$(73,143)	$(84,436)
Fair value of plan assets	258,701	264,124	--	--
Funded status	$(97,384)	$(53,738)	$(73,143)	$(84,436)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $281,073 and $249,751 at December 31, 2008 and 2007, respectively.

Amounts recognized in the consolidated balance sheet for the year ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Current accrued benefit cost	$(600)	$(800)	$(8,000)	$(9,000)
Non-current accrued benefit cost	(96,784)	(52,938)	(65,143)	(75,436)
Net amount recognized	$(97,384)	$(53,738)	$(73,143)	$(84,436)

Amounts recognized in accumulated other comprehensive loss for the year ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Net actuarial loss	$107,253	$61,908	$16,697	$23,991
Prior service cost (gain)	3,775	4,619	(14,855)	(16,356)
Accumulated other comprehensive loss, net of tax	$111,028	$66,527	$1,842	$7,635

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2009, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$6,322	$972
Prior service cost (gain)	763	(1,501)
Accumulated other comprehensive loss, net of tax	$7,085	$(529)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	4.25%	4.25%	--	--
Health care cost trend on covered charges	--	--	8% / 5%	9% / 5%

For measurement of the postretirement benefit obligation, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed at December 31, 2008. This rate is assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Employer contributions	$54,137	$66,379	$8,786	$9,444
Participant contributions	$--	$--	$2,365	$2,030
Benefits paid	$(18,613)	$(14,637)	$(11,151)	$(11,474)

The Company expects to make contributions totaling $33,600 to its defined benefit pension plan during 2009.

Estimated future defined benefit pension and other postretirement benefit payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2009	$20,600	$8,000
2010	22,600	8,000
2011	24,600	7,000
2012	26,600	7,000
2013	28,600	8,000
After 2013	163,000	39,000

The investment objective of the Company’s defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan. The Company’s pension plan seeks to earn the highest possible long-term, total rate of return on assets consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity.

Asset allocation information for pension plan assets at December 31, 2008 and 2007 is as follows:

Investment	2008 Actual Allocation	2008 Target Allocation Range	2007 Actual Allocation	2007 Target Allocation Range
Equity securities-U.S.	12%	3-15%	21%	15-50%
Equity securities-International	8%	3-15%	20%	10-30%
Fixed income investments-U.S.	50%	40-80%	27%	10-50%
Fixed income investments-International	5%	3-10%	5%	0-15%
Absolute return	6%	5-15%	8%	0-25%
Real assets	7%	3-10%	5%	0-25%
Private equity	1%	0-3%	1%	0-25%
Cash	11%	0-3%	13%	0-25%
Total	100%	100%	100%	100%

The Company also provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees. Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally determined based on the profitability of the Company. Cost recognized by the Company under the profit-sharing portion of the plan was $53,889, $52,912 and $48,125 for the years ended December 31, 2008, 2007 and 2006, respectively. Employees may also contribute to the savings account portion of the plan subject to limitations imposed by federal tax law and the Pension Protection Act of 2006.

The net periodic benefit cost for the years ended December 31, 2008, 2007, and 2006 included the following components:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service Cost	$15,019	$14,066	$14,367	$2,056	$1,899	$1,733
Interest Cost	20,069	17,500	16,817	4,461	4,851	5,046
Expected return on plan assets	(21,259)	(15,398)	(13,393)	--	--	--
Amortization of:
Actuarial loss	9,860	10,740	13,266	2,101	2,639	2,995
Prior service cost (gain)	1,262	1,158	882	(2,457)	(2,457)	(2,457)
Net periodic benefit cost	$24,951	$28,066	$31,939	$6,161	$6,932	$7,317

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	--	--	--
Rate of compensation increase	4.25%	4.25%	4.00%	--	--	--
Health care cost trend on covered charges	--	--	--	9% / 5%	10% / 5%	11% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from the plan’s actuary and pension fund investment advisor, and also considering actual plan experience and historical and anticipated rates of return on the various classes of assets in which the plan invests. The Company has elected to use an expected long-term rate of return on plan assets of 6.25% for 2009. The Company anticipates that its investment managers will continue to generate long-term returns consistent with its assumed rate, despite temporary downturns in market performance.

For measurement of the postretirement net periodic cost, a 9.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

7/COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a minority interest of $1,005. At December 31, 2007, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $17,203, long-term debt of $27,715, and a minority interest of $1,005.

Under the terms of the lease renewal agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2008, an increase from $24,412 at December 31, 2007, due to a change in the terms of the lease renewal agreement regarding the amount guaranteed by the Company.

Rental expense was $29,104, $27,687, and 27,730 in 2008, 2007, and 2006, respectively. Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2009	$25,061
2010	17,125
2011	11,687
2012	7,603
2013	3,478
After 2013	21,712

The Company entered into a swap agreement to manage interest rates on amounts due under one of the lease arrangements discussed above in September 2000. The swap agreement, which expires in July 2013, is based on a notional amount of $28,720. The agreement calls for an exchange of interest payments with the Company receiving payments on a LIBOR-based floating rate and making payments based on a fixed rate of 6.92% . There is no exchange of the notional amount upon which the payments are based. As discussed in Note 1 to the consolidated financial statements, the swap is designated as a completely effective cash flow hedge of the variable interest payments due under the lease. The fair value of the swap was $(6,042) and $(4,072) at December 31, 2008 and 2007, respectively, and is recorded in other current liabilities in the consolidated balance sheet.

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

8/ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2008	2007
Currency translation	$2,018	$11,418
Unrealized loss from interest rate swap	(3,912)	(2,489)
Pension liability	(111,028)	(66,527)
Postretirement benefits liability	(1,842)	(7,635)
Accumulated Other Comprehensive Loss	$(114,764)	$(65,233)

9/QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2008 and 2007, adjusted for the declaration of stock dividends of twenty percent (20%) in both 2008 and 2007, is as follows:

	2008
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,282,674	$1,420,719	$1,449,643	$1,247,118
Gross margin	$251,018	$273,369	$262,318	$258,514
Net income	$18,950	$28,416	$19,571	$20,463
Net income per share of common stock (A)	$1.97	$2.96	$2.04	$2.12

(A)

All periods adjusted for a twenty percent (20%) stock dividend declared in December 2008. Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2008 were 8,017,022, 8,005,177, and 8,011,426, respectively.

	2007
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,223,558	$1,339,458	$1,364,666	$1,330,619
Gross margin	$239,184	$262,624	$262,951	$267,559
Net income	$11,940	$27,729	$26,556	$17,196
Net income per share of common stock (B)	$1.27	$2.93	$2.80	$1.81

(B)

All periods adjusted for a twenty percent (20%) stock dividend declared in December 2008 and a twenty percent (20%) stock dividend declared in December 2007. Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2007 were 6,546,754, 6,566,926, 6,587,322, and 6,588,391, respectively.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption “Directors – Nominees for Election as Directors” and “Directors – Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2009 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof.

The information with respect to the Company’s audit committee and audit committee financial expert required to be included pursuant to this Item 10 will be included under the caption “Directors – Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (“Covered Officers”). This code of ethics is appended to the Company’s business conduct guidelines for all employees. The business conduct guidelines and specific code for Covered Officers may be accessed at the “About Us” page under “Code of Ethics” at the Company’s website at http://www.graybar.com and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

Item 11. Executive Compensation

The information with respect to executive compensation and the Company's advisory compensation committee required to be included pursuant to this Item 11 will be included under the caption “Compensation Discussion and Analysis” in the Information Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to the security ownership of beneficial owners of more than five percent (5%) of the Common Stock and of directors and executive officers of the Company required to be included pursuant to this Item 12, will be included under the captions “Beneficial Ownership of More Than 5% of the Outstanding Common Stock” and “Beneficial Ownership of Management” in the Information Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

At the date of this report, other than as described under the caption “Directors – Transactions with Director” in the Information Statement, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and the beneficial owner of more than five percent (5%) of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under such caption in the Information Statement and shall be incorporated by reference.

The information with respect to the Director Independence and to Corporate Governance required to be included pursuant to this Item 13 will be included under the caption “Directors - Nominees for Election as Directors” and “Information about the Board of Directors and Corporate Governance Matters” in the Information Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to principal accounting fees and services required to be included pursuant to this Item 14 will be included under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s Information Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

	(a)	Documents filed as part of this report:

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2008 Annual Report on Form 10-K.

		1.	Index to Financial Statements

			(i)	Consolidated Statements of Income for each of the three years ended December 31, 2008 (page 23).

			(ii)	Consolidated Balance Sheets, as of December 31, 2008 and 2007 (page 24).

			(iii)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008 (page 25).

			(iv)	Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2008 (page 26).

			(v)	Notes to Consolidated Financial Statements (pages 27 to 39).

			(vi)	Report of Independent Registered Public Accounting Firm (page 22).

		2.	Index to Financial Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

		3.	Exhibits

The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

		(3)	(i)	Articles of Incorporation

(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the SEC on November 7, 1996 and incorporated herein by reference.

(b) Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the SEC on August 26, 2004 and incorporated herein by reference.

			(ii)	Bylaws

(a) By-laws as amended through June 14, 2007 filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255) and incorporated herein by reference.

		(4) and (9)	Voting Trust Agreement

Voting Trust Agreement dated as of March 16, 2007, a form which is attached as Annex A to the Prospectus dated January 18, 2007, constituting a part of the Company’s Registration Statement on Form S-1 (Registration No. 333-139992) filed on January 16, 2007 and incorporated herein by reference.

The Company hereby agrees to furnish to the Commission upon request a copy of each instrument omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

(10)	Material contracts.

	(i)	Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 0-255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration no. 2-68938) and incorporated herein by reference.*

	(ii)	Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated entered into between the Company and certain employees effective January 1, 2009, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 0-255) and incorporated herein by reference.*

	(iii)	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 000-00255) and incorporated herein by reference.*

(iv)	Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Sale
Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

	(v)	Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 (Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendment to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) of the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

(vi)	Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc. Bank of America N.A., as Agent, and other banks named therein; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 0-255) and incorporated herein by reference.

*Compensation arrangement

(21)	List of subsidiaries of the Company

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March 2009.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ R. A. REYNOLDS, JR.
(R. A. Reynolds, Jr., Chairman of the Board and President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 10, 2009.

/s/ R. A. REYNOLDS, JR.	Director, Chairman of the Board and President
(R. A. Reynolds, Jr.)	(Principal Executive Officer)

/s/ D. B. D’ALESSANDRO	Director
(D. B. D’Alessandro)	(Principal Financial Officer)

/s/ MARTIN J. BEAGEN	Vice President and Controller
(Martin J. Beagen)	(Principal Accounting Officer)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ D. E. DeSOUSA	Director
(D. E. DeSousa)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ T. S. GURGANOUS	Director
(T. S. Gurganous)

/s/ F. H. HUGHES	Director
(F. H. Hughes)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ K. M. MAZZARELLA	Director
(K. M. Mazzarella)

/s/ R. L. NOWAK	Director
(R. L. Nowak)

/s/ R. D. OFFENBACHER	Director
(R. D. Offenbacher)

/s/ K. B. SPARKS	Director
(K. B. Sparks)

Exhibit Index

Exhibits

	(3)	(i)	Articles of Incorporation

(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the SEC on November 7, 1996 and incorporated herein by reference.

(b) Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the SEC on August 26, 2004 and incorporated herein by reference.

		(ii)	Bylaws

(a) By-laws as amended through June 14, 2007 filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 0-255) and incorporated herein by reference.

(4) and (9) Voting Trust Agreement

Voting Trust Agreement dated as of March 16, 2007, a form which is attached as Annex A to the Prospectus, dated January 18, 2007, constituting a part of the Company’s Registration Statement on Form S-1 (Registration No. 333-139992) filed on January 16, 2007 and incorporated herein by reference.

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

(ii)	Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated entered into between the Company and certain employees effective January 1, 2009, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 11,
2008 (Commission File No. 0-255) and incorporated herein by reference.*

		(iii)	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 0-255) and incorporated herein by reference.*

(iv)	Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File
No. 0-255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

		(v)	Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein; filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31,
2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 0-255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) of the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

(vi)	Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc. Bank of America N.A., as Agent, and other banks named therein; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 0-255) and incorporated herein by reference.

*Compensation arrangement

(21)	List of subsidiaries of the Company

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.