Form 10-K
period 2008-12-30
GRAYBAR ELECTRIC CO INC
filed 2009-03-26
CIK 205402

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS
WITH RESPECT TO SHARES OF COMMON STOCK OF
GRAYBAR ELECTRIC CO., INC.

Filed pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Names and Addresses of all Voting Trustees (as of March 16, 2009):

D. E. DeSousa	34 North Meramec Avenue
St. Louis, Missouri 63105

L. R. Giglio	34 North Meramec Avenue
St. Louis, Missouri 63105

T. S. Gurganous	34 North Meramec Avenue
St. Louis, Missouri 63105

R. D. Offenbacher	34 North Meramec Avenue
St. Louis, Missouri 63105

R. A. Reynolds, Jr.	34 North Meramec Avenue
St. Louis, Missouri 63105

Address to which communications to the Voting Trustees should be sent:

R. A. Reynolds, Jr.
c/o Graybar Electric Company, Inc.
34 North Meramec Avenue
St. Louis, Missouri 63105

Title of the securities deposited under the Voting Trust Agreement dated March 16, 2007 (the "2007 Voting Trust"):
Common Stock, par value $1.00 per share

Exact name of the issuer of such securities, as specified in its charter:
Graybar Electric Company, Inc.

State or other jurisdiction in which	I.R.S. Employer
such issuer was incorporated or organized:	Identification No.:
New York	13-0794380

Address of such issuer's principal executive offices:
34 North Meramec Avenue
St. Louis, Missouri 63105

If the Voting Trust Interests are registered on any national securities exchange, state the name of each such exchange:
None

EXPLANATORY NOTE

The Annual Report Relating to Voting Trust Interests with respect to shares of the Common Stock of Graybar Electric Company, Inc. ("Graybar") was filed by the Voting Trustees for years prior to 1982 on Form 16-K which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release"). In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports. Specific requirements respecting the form of such annual reports were to be determined on a case by case basis.

 In response to inquiries to the Deputy Chief Counsel of the Commission's Division of Corporation Finance, Graybar has been informed that the Voting Trustees should file an Annual Report on Form 10-K (as the only appropriate form under Section 13 of the Securities Exchange Act of 1934), but that because the requirements of Form 10-K are generally not applicable to elicit information relevant to voting trusts, the information previously required by rescinded Form 16-K should continue to be provided in this Annual Report. For this reason, the item numbers and information in this Annual Report correspond to the item numbers and disclosure required in the past by rescinded Form 16-K and used in the Annual Report Relating to Voting Trust Interests filed with the commission by Graybar's Voting Trustees in years prior to 1982.

INFORMATION REGARDING THE 2007 VOTING TRUST

PART I

Item 1.	Deposit and Withdrawal of Securities (1)(2)(3)

	Amount	Amount
	deposited	withdrawn	Amount	Percentage of
	during	during	held at	class held at
	year	year(4)	end of year	end of year

	1,521,536	271,869	6,496,260	80.7%

(1)	The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar.

(2)	The 1997 Voting Trust terminated on March 31, 2007. 5,170,086 shares of Common Stock were deposited into the 2007 Voting Trust at its inception.

(3)	Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the 2007 Voting Trust.

(4)

The 271,869 shares of Common Stock withdrawn from the 2007 Voting Trust in 2008 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

Item 2.	Exercise of Voting Rights

The Voting Trustees did not exercise voting rights under the 2007 Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 13 directors.

Item 3.	Exercise of Other Powers

The Voting Trustees exercised no powers under the 2007 Voting Trust Agreement, other than voting rights and the distribution of cash and stock dividends upon the underlying securities, during the fiscal year.

Item 4.	Ownership of Voting Trust Certificates and Other Securities

The following table presents information, as of March 16, 2009, as to Voting Trust Interests owned of record or beneficially by each Voting Trustee. As of March 16, 2009, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries. No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned	Percent of class owned

D. E. DeSousa 34 North Meramec Avenue St. Louis, Missouri 63105	Voting Trust Interests (A)	Of record and beneficially	9,533(B)	.121%(C)

L. R. Giglio 34 North Meramec Avenue St. Louis, Missouri 63105	Voting Trust Interests (A)	Of record and beneficially	13,501(B)	.172%(C)

T. S. Gurganous 34 North Meramec Avenue St. Louis, Missouri 63105	Voting Trust Interests (A)	Of record and beneficially	14,436(B)	.184%(C)

R. D. Offenbacher 34 North Meramec Avenue St. Louis, Missouri 63105	Voting Trust Interests (A)	Of record and beneficially	17,722(B)	.226%(C)

R. A. Reynolds, Jr. 34 North Meramec Avenue St. Louis, Missouri 63105	Voting Trust Interests (A)	Of record and beneficially	30,060(B)	.383%(C)

(A)	Issued under the 2007 Voting Trust Agreement dated as of March 16, 2007.
(B)	The number of shares of Common Stock to which such Voting Trust Interests relate.
(C)	As of March 16, 2009, the Voting Trustees together held of record 7,846,652 shares of Common Stock, or 80.7% of the outstanding shares of Common Stock.

Item 5.	Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2009 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

The Voting Trustees represented no persons other than holders of Voting Trust Interests during the fiscal year.

Item 9.	Remuneration of Voting Trustees.

The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries. No Voting Trustee received any remuneration from any person or persons for acting as Voting Trustee.

		Cash Compensation Salaries, Bonuses and Directors’ Fees(1)
	Capacities in which Compensation Received
Name of Voting Trustee

D. E. DeSousa	Director and Senior Vice President - U.S. Business	$ 464,733

L. R. Giglio	Director and Senior Vice President - Operations	440,247

T. S. Gurganous	Director and District Vice President	317,437

R. D. Offenbacher	Director and Senior Vice President - Sales and Marketing, Electrical	447,098

R. A. Reynolds, Jr.	Director, Chairman of The Board, President and Chief Executive Officer	1,171,101

(1)

Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 13, 2009 under Graybar's Management Incentive Plan with respect to services rendered during 2008.

Item 12.	Lists of Exhibits Filed

(4)	Instruments defining the rights of security holders, including indentures.

The Voting Trust Agreement dated as of March 16, 2007, attached as Annex A to the Prospectus, dated January 18, 2007, constituting a partof the Registration Statement on Form S-1 (Registration No. 333-139992), is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 26, 2009, said Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated as of March 16, 2007.

By	/S/ D. E. DESOUSA
D.E. DESOUSA

/S/ L. R. GIGLIO
L. R. GIGLIO

/S/ T. S. GURGANOUS
T. S. GURGANOUS

/S/ R. D. OFFENBACHER
R. D. OFFENBACHER

/S/ R. A. REYNOLDS, JR.
R. A. REYNOLDS, JR.