Form 10-Q
period 2009-03-31
GRAYBAR ELECTRIC CO INC
filed 2009-05-08
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-0255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 North Meramec Avenue, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 573 – 9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2009: 9,676,602.
                                                                (Number of Shares)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	For the Three Months Ended March 31,
(Stated in thousands except per share data)	2009	2008
Gross Sales	$1,061,831	$1,288,014
Cash discounts	(4,283)	(5,340)
Net Sales	1,057,548	1,282,674
Cost of merchandise sold	(850,309)	(1,031,656)
Gross Margin	207,239	251,018
Selling, general and administrative expenses	(190,795)	(211,868)
Depreciation and amortization	(9,398)	(9,243)
Other income, net	945	646
Income from Operations	7,991	30,553
Interest expense, net	(2,866)	(3,397)
Income before Provision for Income Taxes	5,125	27,156
Provision for income taxes	(2,640)	(8,184)
Net Income	2,485	18,972
Less: Net income attributable to noncontrolling interests	--	(22)
Net Income attributable to Graybar Electric Company, Inc.	$2,485	$18,950
Net Income per share of Common Stock	$0.25	$1.97
Cash Dividends on Common Stock - $0.30 per share	$2,928	$2,415
Average Common Shares Outstanding (A)	9,748	9,620

(A)	Adjusted for the declaration of a twenty percent (20%) stock dividend in 2008, shares related to which were issued in February 2009. Prior to the adjustment, the average common shares outstanding were 8,017 for the three months ended March 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
			March 31,	December 31,
(Stated in thousands except share and per share data)			2009	2008
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$172,678	$130,443
Trade receivables (less allowances of $7,562 and $7,563, respectively)			573,201	659,778
Merchandise inventory			341,421	373,813
Other current assets			30,060	30,873
Total Current Assets			1,117,360	1,194,907
Property, at cost
Land			45,407	45,630
Buildings			327,990	326,704
Furniture and fixtures			172,224	170,134
Software			76,906	76,906
Capital leases			3,054	2,413
Total Property, at cost			625,581	621,787
Less – accumulated depreciation and amortization			(317,908)	(309,728)
Net Property			307,673	312,059
Other Non-current Assets			48,752	49,233
Total Assets			$1,473,785	$1,556,199
LIABILITIES
Current Liabilities
Short-term borrowings			$64,062	$20,449
Current portion of long-term debt			32,682	32,457
Trade accounts payable			430,849	511,497
Accrued payroll and benefit costs			81,770	120,584
Other accrued taxes			14,759	13,305
Dividends payable			--	8,925
Other current liabilities			55,295	56,564
Total Current Liabilities			679,417	763,781
Postretirement Benefits Liability			65,359	65,143
Pension Liability			96,526	96,784
Long-term Debt			113,653	113,633
Other Non-current Liabilities			8,794	9,267
Total Liabilities			963,749	1,048,608
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31,	December 31,
	2009	2008
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,025,999	7,822,677
Issued to shareholders	1,897,520	1,872,801
In treasury, at cost	(193,115)	(32,661)
Outstanding Common Stock	9,730,404	9,662,817	194,608	193,256
Advance Payments on Subscriptions to Common Stock			769	--
Retained Earnings			424,833	425,276
Accumulated Other Comprehensive Loss			(114,050)	(114,869)
Total Graybar Electric Company, Inc. Shareholders’ Equity			506,160	503,663
Noncontrolling Interests			3,876	3,928
Total Shareholders’ Equity			510,036	507,591
Total Liabilities and Shareholders’ Equity			$1,473,785	$1,556,199

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Three Months Ended March 31,
(Stated in thousands)	2009	2008
Cash Flows from Operations
Net Income	$2,485	$18,972
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,398	9,243
Deferred income taxes	(639)	(3,713)
Net gains on disposal of property	(401)	(162)
Net income attributable to noncontrolling interests	--	(22)
Changes in assets and liabilities:
Trade receivables	86,577	7,558
Merchandise inventory	32,392	(13,098)
Other current assets	813	(806)
Other non-current assets	481	659
Trade accounts payable	(80,648)	3,661
Accrued payroll and benefit costs	(38,814)	(29,859)
Other current liabilities	1,493	13,780
Other non-current liabilities	(515)	(4,059)
Total adjustments to net income	10,137	(16,818)
Net cash provided by operations	12,622	2,154
Cash Flows from Investing Activities
Proceeds from disposal of property	886	355
Capital expenditures for property	(5,537)	(8,611)
Net cash used by investing activities	(4,651)	(8,256)
Cash Flows from Financing Activities
Net increase in short-term borrowings	43,613	48,391
Repayment of long-term debt	(88)	(69)
Proceeds from borrowings on long-term debt	641	--
Principal payments under capital leases	(168)	(110)
Sale of common stock	5,330	5,066
Purchases of common stock	(3,209)	(2,086)
Purchases of noncontrolling interests’ common stock	(2)	(7)
Dividends paid	(11,853)	(9,742)
Net cash provided by financing activities	34,264	41,443
Net Increase in Cash	42,235	35,341
Cash, Beginning of Year	130,443	66,167
Cash, End of Period	$172,678	$101,508

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2007	$158,633	$--	$386,217	$(65,899)	$4,428	$483,379
Net income			18,950		22	18,972
Foreign currency
translation				(1,342)	(119)	(1,461)
Unrealized loss from
interest rate swap
(net of tax of $476)				(748)		(748)
Pension and postretirement
liability adjustment
(net of tax of $1,070)				1,680		1,680
Comprehensive income						18,443
Stock issued	4,327					4,327
Stock purchased	(2,086)				(7)	(2,093)
Advance payments		739				739
Dividends declared			(2,415)			(2,415)
Balance, March 31, 2008	$160,874	$739	$402,752	$(66,309)	$4,324	$502,380

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2008	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			2,485			2,485
Foreign currency
translation				(909)	(50)	(959)
Unrealized gain from
interest rate swap
(net of tax of $66)				104		104
Pension and postretirement
liability adjustment
(net of tax of $1,034)				1,624		1,624
Comprehensive income						3,254
Stock issued	4,561					4,561
Stock purchased	(3,209)				(2)	(3,211)
Advance payments		769				769
Dividends declared			(2,928)			(2,928)
Balance, March 31, 2009	$194,608	$769	$424,833	$(114,050)	$3,876	$510,036

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands except per share data)
(Unaudited)

Note 1

     The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts. The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in the Company’s latest Annual Report on Form 10-K.

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

Note 3

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160) on January 1, 2009. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”.

     SFAS 160 changes the accounting and reporting for minority interests. Upon adoption, the Company’s minority interests have been recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

     The presentation and disclosure requirements of SFAS 160 are applied retrospectively for all periods presented. Therefore, upon adoption, the Company reclassified its noncontrolling interests to shareholders’ equity for all periods presented. The Company also adjusted its net income to include the net income attributed to the noncontrolling interests. Consolidated comprehensive income was adjusted to include the comprehensive income attributed to the noncontrolling interests, as well.

Note 4

     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), on January 1, 2009. SFAS 161 amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires expanded disclosures about the Company’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivative instruments on the balance sheet at fair value.

     The Company has entered into an interest rate swap agreement that effectively converts its floating rate interest payments to a fixed-rate basis. The Company manages interest rates on amounts due under a leveraged lease arrangement through its swap agreement. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable rate on the notional amount of the debt. The Company’s interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The loss reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $270 during the three month period ended March 31, 2009. The Company recognized other comprehensive loss of $100 related to the effective portion of the loss on the interest rate swap during the same period. The amount of loss expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,670. As of March 31, 2009 the Company has recorded approximately $3,800 (net of tax) in accumulated other comprehensive loss related to the effective portion of the interest rate swap.

     SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under accounting pronouncements that require or permit fair value measurements, but the standard does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 as of January 1, 2008.

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

     The interest rate swap is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy. The fair value of the swap at March 31, 2009 and December 31, 2008, was $(6,231) and $(6,402), respectively, and recorded in other current liabilities in the condensed consolidated balance sheet. The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss. No ineffectiveness was recorded in the consolidated statements of income during three months ended March 31, 2009 and 2008. Unrealized gains (losses) (net of tax) of $104 and $(748) related to the swap were recorded in accumulated other comprehensive loss during the three months ended March 31, 2009 and 2008, respectively. These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.

Note 5

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

     The Company also follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s unrecognized tax benefits of $4,369 and $3,874 at March 31, 2009 and December 31, 2008, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized. The Company effectively settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released. This resulted in a significantly lower effective tax rate for the period ending March 31, 2008, compared to the same period of 2009.

     There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at March 31, 2009 and December 31, 2008. Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,118 and $1,115 in interest and penalties in its balance sheet at March 31, 2009 and December 31, 2008, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

     The Company’s federal income tax returns for the tax years 2005 and forward are available for examination by the United States Internal Revenue Service. The Company is currently under audit examination by the Internal Revenue Service for its 2007 federal income tax return. This examination commenced in December 2008 and is expected to be completed in 2009. At this time, the Company does not anticipate that the result of the audit will have a material effect on its financial statements.

     The Company has not agreed to extend its federal statute of limitations for the 2005 tax year as of March 31, 2009. The federal statute of limitations for the 2005 tax year will expire on September 15, 2009. The Company’s state income tax returns for 2004 through 2008 remain subject to examination by various state authorities with the latest period closing on October 15, 2013. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2004. Such state statutes of limitations will expire on or before October 15, 2009 unless extended.

Note 6

     The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public market for its stock. No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension. All outstanding shares of the Company have been issued at $20.00 per share. The Company has always exercised its purchase option and expects to continue to do so.

     Approximately eighty-one percent (81%) and eighty percent (80%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of March 31, 2009 and December 31, 2008, respectively.

Note 7

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at March 31, 2009 and December 31, 2008.

Note 8

     At March 31, 2009 and December 31, 2008, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were $50,000 in borrowings outstanding under the trade receivable securitization program at March 31, 2009. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2008.

     Given the continuing turmoil in global credit markets, particularly as it relates to asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program in October 2009.

     The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2009. It is expected that the cost of any replacement credit facility will exceed that of the current trade receivable securitization program.

Note 9

     The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities. The agreement carries a five-year term expiring July 2013. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of March 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,679, long-term debt of $27,715, and a noncontrolling interest of $1,005. At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

     Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at March 31, 2009 and December 31, 2008, respectively.

Note 10

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The plan provides retirement benefits based on an employee’s final average earnings and years of service. Employees become one hundred percent (100%) vested after five years of service regardless of age. The Company’s funding policy is to contribute the net periodic pension cost accrued each year, provided that the contribution will not be less than the Pension Protection Act of 2006 minimum or greater than the maximum tax-deductible amount. The assets of the defined benefit plan are invested in fixed income and equity securities, money market funds, and other investments.

     The Company made contributions to its defined benefit pension plan totaling $7,500 and $10,000 during the three month periods ended March 31, 2009 and 2008, respectively. Additional contributions totaling $26,100 are expected to be paid during the remainder of 2009.

Note 11

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities. As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”. Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

Note 12

     Comprehensive income for the three months ended March 31, 2009 and 2008 was $3,254 and $18,443, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the United States, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

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

     Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: continued financial market turmoil, the impact of financial market distress on our defined benefit pension plan, disruptions in our sources of supply, changes in general economic conditions, volatility in the prices of industrial metal commodities, a sustained interruption in the operation of our information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC. Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.

     All dollar amounts are stated in thousands ($000s) in the following discussion.

Background

     Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925. The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state, and local governments, commercial users, and power utilities in North America. All products sold by the Company are purchased by the Company from others. The Company’s business activity is primarily with customers in the United States. Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

     The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public market for its stock. No shareholders may sell, transfer or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension. All outstanding shares of the Company have been issued at $20.00 per share. The Company has always exercised its purchase option and expects to continue to do so.

Business Overview

     The continuing turmoil in global credit and financial markets that began in September 2008 has accelerated the decline of an already-slowing North American economy and had a considerable negative impact on the Company’s results of operations for the three months ended March 31, 2009, compared to the same period of 2008.

     Net sales to the electrical and comm/data sectors declined significantly during the first quarter of 2009, producing a 17.4% decrease in gross margin for the period, compared to the three months ended March 31, 2008. The Company believes that approximately 5% of the 17.6% total net sales decline was attributable to product price deflation, while 12.6% of the net sales decline was due to a decrease in quantity sold. Selling, general and administrative expenses were also down, but to a lesser extent than gross margin, resulting in a 73.8% decline in income from operations during the three months ended March 31, 2009, compared to the same period of 2008.

     The market for products sold by the Company is expected to contract further during 2009 and result in continued negative year-over-year comparisons for both net sales and gross margin. Graybar believes, however, that its experienced management team, solid balance sheet, and continued positive, though lower, income from operations, will enable the Company to not only weather this severe downturn in the economy, but to emerge well-positioned for the return of economic growth.

Consolidated Results of Operations

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2009 and 2008.

	2009		2008
	Dollars	Percent	Dollars	Percent
Net Sales	$1,057,548	100.0%	$1,282,674	100.0%
Cost of merchandise sold	(850,309)	(80.4)	(1,031,656)	(80.4)
Gross Margin	207,239	19.6	251,018	19.6
Selling, general and administrative expenses	(190,795)	(18.1)	(211,868)	(16.6)
Depreciation and amortization	(9,398)	(0.9)	(9,243)	(0.7)
Other income, net	945	0.1	646	0.1
Income from Operations	7,991	0.7	30,553	2.4
Interest expense, net	(2,866)	(0.3)	(3,397)	(0.3)
Income before Provision for Income Taxes	5,125	0.4	27,156	2.1
Provision for income taxes	(2,640)	(0.2)	(8,184)	(0.6)
Net Income	2,485	0.2	18,972	1.5
Less: Net income attributable to noncontrolling interests	--	--	(22)	--
Net Income attributable to Graybar Electric Company, Inc.	$2,485	0.2%	$18,950	1.5%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

     Net sales totaled $1,057,548 for the three months ended March 31, 2009, compared to $1,282,674 for the three months ended March 31, 2008, a decrease of $225,126, or 17.6%. Net sales to the electrical market for the three months ended March 31, 2009 decreased 16.8%, while net sales to the comm/data market declined 18.5% for the three months ended March 31, 2009, compared to the same three month period in 2008.

     Gross margin decreased $43,779, or 17.4%, to $207,239 from $251,018, due to lower net sales in the first quarter of 2009, compared to the same period of 2008. The Company’s gross margin rate on net sales remained at 19.6% for the three month period ended March 31, 2009, compared to the same period of 2008.

     Selling, general and administrative expenses decreased $21,073, or 9.9%, to $190,795, in the first quarter of 2009 from $211,868 in the first quarter of 2008, mainly due to lower employee compensation costs. Selling, general and administrative expenses as a percentage of net sales were 18.1% in the first quarter of 2009, up from 16.6% of net sales in the first quarter of 2008.

     Depreciation and amortization expenses for the three months ended March 31, 2009 increased $155, or 1.7%, to $9,398 from $9,243 in the first quarter of 2008. This increase was due primarily to an increase in depreciable information technology assets, partially offset by the disposal of property. Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the three months ended March 31, 2009, compared to 0.7% of net sales for the same period of 2008.

     Other income, net totaled $945 for the three months ended March 31, 2009, compared to $646 for the three months ended March 31, 2008. Other income, net consists primarily of gains on the disposal of property and trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities. The increase was mainly due to higher gains on the disposal of property, which were $401 for the three months ended March 31, 2009, compared to $162 for the three months ended March 31, 2008.

     Income from operations totaled $7,991 for the three months ended March 31, 2009, a decrease of $22,562, or 73.8%, from $30,553 for the three months ended March 31, 2008. The decrease was due to lower net sales and gross margin, partially offset by decreases in selling, general and administrative expenses, higher depreciation and amortization expenses, and higher other income, net.

     Interest expense, net declined $531, or 15.6%, to $2,866 for the three months ended March 31, 2009 from $3,397 for the three months ended March 31, 2008. This reduction was mainly due to a lower level of outstanding long-term debt in the first quarter of 2009, compared to the same period of 2008.

     The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $5,125 for the three months ended March 31, 2009, a decrease of $22,031, or 81.1%, compared to $27,156 for the three months ended March 31, 2008.

     The Company’s total provision for income taxes decreased $5,544, or 67.7%, for the three months ended March 31, 2009, compared to the same period in 2008, as a result of lower income before provision for income taxes. The Company’s effective tax rate increased to 51.5% for the three months ended March 31, 2009, up from 30.1% for the same period in 2008. This increase was due to an increase in unrecognized tax benefits, interest, and penalties. The Company effectively settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released, producing a low 30.1% effective tax rate for that period.

     Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2009 decreased $16,465, or 86.9%, to $2,485 from $18,950 for the three months ended March 31, 2008.

Financial Condition and Liquidity

     The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit. Capital assets are financed primarily by common stock issuances to the Company’s employees and long-term debt.

Operating Activities

     Net cash provided by operations was $12,622 for the three months ended March 31, 2009, compared to $2,154 for the three months ended March 31, 2008. Positive cash flows from operations for the three months ended March 31, 2009 were primarily due to a decrease in trade receivables of $86,577 and a decrease in merchandise inventory of $32,392, partially offset by a decrease in trade accounts payable of $80,648 and a decrease in accrued payroll and benefit costs of $38,814.

     Trade receivables decreased during the three months ended March 31, 2009, due primarily to a 17.6% decline in net sales for the period, when compared to the same three month period in 2008. The average number of days of sales in trade receivables for the three month period ended March 31, 2009 was unchanged, compared to the average number of days for the three month period ended March 31, 2008 and modestly higher than the three month period ended December 31, 2008. Merchandise inventory levels decreased significantly at March 31, 2009, when compared to December 31, 2008, as adjustments were made to accommodate the declining net sales level. Merchandise inventory turnover, however, declined significantly for the three months ended March 31, 2009, compared to the three month period ended December 31, 2008.

     Current assets exceeded current liabilities by $437,943 at March 31, 2009, an increase of $6,817, or 1.6%, from $431,126 at December 31, 2008.

Investing Activities

     Net cash used by investing activities totaled $4,651 for the three months ended March 31, 2009, compared to $8,256 for the same period of 2008. Capital expenditures for property were $5,537 and $8,611, and proceeds from the disposal of property were $886 and $355, for the three months ended March 31, 2009 and 2008, respectively. The proceeds received resulted from the sale of real and personal property.

Financing Activities

     Net cash flows provided by financing activities totaled $34,264 for the three months ended March 31, 2009, compared to $41,443 for the three months ended March 31, 2008.

     Cash provided by short-term borrowings was $43,613 and $48,391 for the three months ended March 31, 2009 and 2008, respectively. The Company’s long-term debt (including current portion) increased $245. This was due to an increase in borrowings associated with capital leases of $641, partially offset by payments on long-term debt of $88 and payments on capital lease obligations of $168 for the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company reduced long-term debt (including current portion) by $69 and capital lease obligations by $110.

     Cash provided by the sale of common stock amounted to $5,330 and $5,066, and purchases of stock to be held in treasury were $3,209 and $2,086 for the three months ended March 31, 2009 and 2008, respectively. Cash paid for noncontrolling interest stock was $2 and $7 for the three months ended March 31, 2009 and 2008, respectively. Cash dividends paid were $11,853 and $9,742 for the three months ended March 31, 2009 and 2008, respectively.

     Cash and cash equivalents were $172,678 at March 31, 2009, compared to $130,443 at December 31, 2008, an increase of $42,235, or 32.4%.

Liquidity

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under this credit agreement at March 31, 2009 and December 31, 2008.

     Many domestic and international financial institutions, including insurance companies, investment banks, finance companies, and commercial banks, continue to experience solvency and liquidity pressures. This financial distress was initially caused by the decline in the value of debt securities collateralized by real property that these institutions held as investments. Several financial institutions have acquired weaker competitors, while others have ceased operations altogether, as a result of these nearly unprecedented financial market conditions. This restructuring of the financial services industry has impacted two banks that participate in the Company’s revolving credit facility. While the Company expects it will continue to have full access to this facility, given the ongoing disruptions in the credit and financial markets, there can be no guarantee that a borrowing request made by the Company under the revolving credit agreement will be fully funded by all bank participants.

     At March 31, 2009 and December 31, 2008, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were $50,000 in borrowings outstanding under the trade receivable securitization program at March 31, 2009. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2008.

     Given the continuing turmoil in global credit markets, particularly as it relates to asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program in October 2009.

     The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2009. It is expected that the cost of any replacement credit facility will exceed that of the current trade receivable securitization program.

     At March 31, 2009, the Company had available to it unused lines of credit amounting to $382,966, compared to $427,283 at December 31, 2008. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

     Short-term borrowings outstanding during the three months ended March 31, 2009 and 2008 ranged from a minimum of $13,667 and $15,240 to a maximum of $65,858 and $58,288, respectively.

     The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of March 31, 2009 and December 31, 2008.

     The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities. The agreement carries a five-year term expiring July 2013. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R.

     As of March 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,679, long-term debt of $27,715, and a noncontrolling interest of $1,005. At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

     Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at March 31, 2009 and December 31, 2008, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the policies, procedures, controls or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. – OTHER INFORMATION

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

     The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At March 31, 2009, approximately eighty-one percent (81%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

     No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. The Company has always exercised its purchase option and expects to continue to do so. All outstanding shares of the Company have been issued at $20.00 per share.

     The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2009	22,686	$20.00	N/A
February 1 to February 28, 2009	55,246	$20.00	N/A
March 1 to March 31, 2009	82,522	$20.00	N/A
Total	160,454	$20.00	N/A

Item 6. Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

			(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the SEC on November 7, 1996 and incorporated herein by reference.

			(b)	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the SEC on August 26, 2004 and incorporated herein by reference.

		(ii)	By-laws

			(a)	By-laws as amended through June 14, 2007 filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

May 8, 2009	/s/ R. A. REYNOLDS, JR.
Date	R. A. Reynolds, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2009	/s/ D. B. D’ALESSANDRO
Date	D. B. D’Alessandro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2009	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(3(ii))	By-laws

(a) By-laws as amended through June 14, 2007 filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

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