Form 10-Q
period 2009-06-30
GRAYBAR ELECTRIC CO INC
filed 2009-08-10
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2009: 9,656,869.
                                                               (Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2009
(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits	24

	Signatures		25

	Exhibit Index		26

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Stated in thousands except per share data)	2009	2008	2009	2008
Gross Sales	$1,125,942	$1,426,288	$2,187,773	$2,714,302
Cash Discounts	(4,350)	(5,569)	(8,633)	(10,909)
Net Sales	1,121,592	1,420,719	2,179,140	2,703,393
Cost of merchandise sold	(903,676)	(1,147,350)	(1,753,985)	(2,179,006)
Gross Margin	217,916	273,369	425,155	524,387
Selling, general and administrative expenses	(190,959)	(213,131)	(381,754)	(424,999)
Depreciation and amortization	(10,139)	(9,645)	(19,537)	(18,888)
Other income, net	659	411	1,604	1,057
Income from Operations	17,477	51,004	25,468	81,557
Interest expense, net	(2,734)	(3,088)	(5,600)	(6,485)
Income before Provision for Income Taxes	14,743	47,916	19,868	75,072
Provision for income taxes	(6,421)	(19,444)	(9,061)	(27,628)
Net Income	8,322	28,472	10,807	47,444
Less: Net income attributable to noncontrolling interests	(1)	(56)	(1)	(78)
Net Income attributable to Graybar Electric Company, Inc.	$8,321	$28,416	$10,806	$47,366
Net Income per share of Common Stock (A)	$0.86	$2.96	$1.11	$4.93
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	9,688	9,606	9,712	9,611

(A)	Adjusted for the declaration of a twenty percent (20%) stock dividend in 2008, shares related to which were issued in February 2009. Prior to the adjustment, the average common shares outstanding were 8,005 and 8,009 for the three and six month periods ended June 30, 2008.

(B)	Cash dividends declared were $2,912 and $2,414 for the three months ended June 30, 2009 and 2008, respectively. Cash dividends declared were $5,840 and $4,829 for the six months ended June 30, 2009 and 2008, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
			June 30,	December 31,
(Stated in thousands except share and per share data)			2009	2008
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$109,600	$130,443
Trade receivables (less allowances of $7,562 and $7,563, respectively)			605,366	659,778
Merchandise inventory			330,735	373,813
Other current assets			28,479	30,873
Total Current Assets			1,074,180	1,194,907
Property, at cost
Land			45,607	45,630
Buildings			332,573	326,704
Furniture and fixtures			173,172	170,134
Software			76,906	76,906
Capital leases			3,054	2,413
Total Property, at cost			631,312	621,787
Less – accumulated depreciation and amortization			(327,385)	(309,728)
Net Property			303,927	312,059
Other Non-current Assets			54,503	49,233
Total Assets			$1,432,610	$1,556,199
LIABILITIES
Current Liabilities
Short-term borrowings			$13,455	$20,449
Current portion of long-term debt			32,670	32,457
Trade accounts payable			469,141	511,497
Accrued payroll and benefit costs			50,668	120,584
Other accrued taxes			14,622	13,305
Dividends payable			--	8,925
Other current liabilities			52,843	56,564
Total Current Liabilities			633,399	763,781
Postretirement Benefits Liability			64,226	65,143
Pension Liability			96,936	96,784
Long-term Debt			103,313	113,633
Other Non-current Liabilities			14,834	9,267
Total Liabilities			912,708	1,048,608
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30,	December 31,
	2009	2008
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,139,148	7,822,677
Issued to shareholders	1,914,965	1,872,801
In treasury, at cost	(366,762)	(32,661)
Outstanding Common Stock	9,687,351	9,662,817	193,747	193,256
Advance Payments on Subscriptions to Common Stock			401	--
Retained Earnings			430,242	425,276
Accumulated Other Comprehensive Loss			(108,485)	(114,869)
Total Graybar Electric Company, Inc. Shareholders’ Equity			515,905	503,663
Noncontrolling Interests			3,997	3,928
Total Shareholders’ Equity			519,902	507,591
Total Liabilities and Shareholders’ Equity			$1,432,610	$1,556,199

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Six Months Ended June 30,
(Stated in thousands)	2009	2008
Cash Flows from Operations
Net Income	$10,807	$47,444
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,537	18,888
Deferred income taxes	(4,315)	(2,443)
Net gains on disposal of property	(398)	(42)
Net income attributable to noncontrolling interests	(1)	(78)
Changes in assets and liabilities:
Trade receivables	54,412	(59,116)
Merchandise inventory	43,078	(8,039)
Other current assets	2,394	(714)
Other non-current assets	(5,270)	2,581
Trade accounts payable	(42,356)	59,405
Accrued payroll and benefit costs	(69,916)	(52,097)
Other current liabilities	7,803	11,281
Other non-current liabilities	4,802	(4,796)
Total adjustments to net income	9,770	(35,170)
Net cash provided by operations	20,577	12,274
Cash Flows from Investing Activities
Proceeds from disposal of property	611	352
Capital expenditures for property	(10,636)	(15,734)
Net cash used by investing activities	(10,025)	(15,382)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(6,994)	1,632
Repayment of long-term debt	(10,776)	(10,619)
Proceeds from borrowings on long-term debt	641	--
Principal payments under capital leases	(338)	(222)
Sale of common stock	7,574	7,170
Purchases of common stock	(6,682)	(4,565)
Purchases of noncontrolling interests’ common stock	(55)	(49)
Dividends paid	(14,765)	(12,156)
Net cash used by financing activities	(31,395)	(18,809)
Net Decrease in Cash	(20,843)	(21,917)
Cash, Beginning of Year	130,443	66,167
Cash, End of Period	$109,600	$44,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2007	$158,633	$--	$386,217	$(65,899)	$4,428	$483,379
Net income			47,366		78	47,444
Foreign currency translation				(789)	(101)	(890)
Unrealized gain from
interest rate swap
(net of tax of $88)				138		138
Pension and postretirement
liability adjustment
(net of tax of $2,093)				3,288		3,288
Comprehensive income						49,980
Stock issued	6,791					6,791
Stock purchased	(4,565)				(49)	(4,614)
Advance payments		379				379
Dividends declared			(4,829)			(4,829)
Balance, June 30, 2008	$160,859	$379	$428,754	$(63,262)	$4,356	$531,086

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2008	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			10,806		1	10,807
Foreign currency translation				2,414	123	2,537
Unrealized gain from
interest rate swap
(net of tax of $460)				723		723
Pension and postretirement
liability adjustment
(net of tax of $2,067)				3,247		3,247
Comprehensive income						17,314
Stock issued	7,173					7,173
Stock purchased	(6,682)				(55)	(6,737)
Advance payments		401				401
Dividends declared			(5,840)			(5,840)
Balance, June 30, 2009	$193,747	$401	$430,242	$(108,485)	$3,997	$519,902

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands except per share data)
(Unaudited)

Note 1

     The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts. The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in the Company’s latest Annual Report on Form 10-K.

     In the opinion of the Company, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented. Such interim financial information is subject to year-end adjustments. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2

     The Company values its inventories at the lower of cost (determined using the last-in, first-out (LIFO) cost method) or market. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues. An actual valuation of inventory under the LIFO method can be made only at year-end based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 3

     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160), on January 1, 2009. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”.

     SFAS 160 changes the accounting and reporting for minority interests. Upon adoption, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

     The presentation and disclosure requirements of SFAS 160 are applied retrospectively for all periods presented. Therefore, upon adoption, the Company reclassified its noncontrolling interests to shareholders’ equity for all periods presented. The Company also adjusted its net income to include the net income attributable to the noncontrolling interests. Consolidated comprehensive income was also adjusted to include the comprehensive income attributable to the noncontrolling interests.

Note 4

     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), on January 1, 2009. SFAS 161 amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires expanded disclosures about the Company’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivative instruments on the balance sheet at fair value.

     The Company has entered into an interest rate swap agreement that converts its floating rate interest payments on a leveraged lease agreement to a fixed-rate basis. Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable rate on the notional amount of the debt. The Company’s interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recorded in accumulated other comprehensive loss until the hedged interest expense is recognized in earnings. The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $190 and $355 during the three and six month periods ended June 30, 2009, respectively. The Company recorded gains (net of tax) of $429 and $368 in accumulated other comprehensive loss related to the effective portion of the interest rate swap during the three and six month periods ended June 30, 2009, respectively. The amount of loss (net of tax) expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,078. As of June 30, 2009 the Company has recorded a loss (net of tax) of $3,189 in accumulated other comprehensive loss related to the effective portion of the interest rate swap.

Note 5

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

     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.

     The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The Company endeavors to utilize the best available information in measuring fair value. The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy. The fair value of the swap at June 30, 2009 and December 31, 2008, was $(5,218) and $(6,402), respectively, and recorded in other current liabilities in the condensed consolidated balance sheet. The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss. No ineffectiveness was recorded in the consolidated statements of income during three and six month periods ended June 30, 2009 and 2008. Unrealized gains (net of tax) of $619 and $723 related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2009. Unrealized gains (net of tax) of $886 and $138 related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2008, respectively. These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.

Note 6

     The FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. As such, the Company adopted SFAS 165 during the quarter ended June 30, 2009.

     The Company has evaluated subsequent events through the time of the filing of this Form 10-Q with the SEC. No material subsequent events have occurred since June 30, 2009 that require recognition or disclosure in these financial statements.

Note 7

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

     The Company also follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s unrecognized tax benefits of $4,582 and $3,874 at June 30, 2009 and December 31, 2008, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized. The Company settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released. This resulted in a significantly lower effective tax rate for the six month period ended June 30, 2008, compared to the same period of 2009.

     There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at June 30, 2009 and December 31, 2008. Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages. The Company has accrued $1,143 and $1,115 in interest and penalties in its balance sheet at June 30, 2009 and December 31, 2008, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with FIN 48 and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

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

     The Company has not agreed to extend its federal statute of limitations for the 2005 tax year as of June 30, 2009. The federal statute of limitations for the 2005 tax year will expire on September 15, 2009. The Company’s state income tax returns for 2004 through 2008 remain subject to examination by various state authorities with the latest period closing on October 15, 2013. The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2004. Such state statutes of limitations will expire on or before October 15, 2009 unless extended.

Note 8

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

     Approximately eighty-one percent (81%) and eighty percent (80%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of June 30, 2009 and December 31, 2008, respectively.

Note 9

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under the credit agreement at June 30, 2009 and December 31, 2008.

Note 10

     At June 30, 2009 and December 31, 2008, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at June 30, 2009 and December 31, 2008, respectively.

     The Company is currently negotiating to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2009. It is expected that the cost of any replacement credit facility will exceed that of the current trade receivable securitization program and that the term of the replacement credit facility will likely be less than the current three-year trade receivable securitization program.

     Given the continuing uncertainties in the market for asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program in October 2009.

Note 11

     The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities. The agreement carries a five-year term expiring July 2013. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”.

     As of June 30, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,496, long-term debt of $27,715, and a noncontrolling interest of $1,005. At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

     Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2009 and December 31, 2008.

Note 12

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

     The Company made contributions to its qualified defined benefit pension plan totaling $8,500 and $16,000 during the three and six month periods ended June 30, 2009, respectively. Contributions made during the three and six month periods ended June 30, 2008 totaled $8,800 and $18,800, respectively. Additional contributions totaling $18,500 are expected to be paid during the remainder of 2009.

Note 13

     The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities. As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

     The Company accounts for loss contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”. Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range. If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot, at this time, determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

Note 14

     Comprehensive income for the three months ended June 30, 2009 and 2008 was $14,060 and $31,537, respectively. Comprehensive income for the six months ended June 30, 2009 and 2008 was $17,314 and $49,980, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the United States, pension and postretirement liability adjustments, and changes in the fair value of the Company’s interest rate swap agreement.

Note 15

     The FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (Codification), in June 2009. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

     The Codification replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities such as the Company. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.

     The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts after the Codification becomes effective. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) to the Codification.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167), which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46R, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46R. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not expect the adoption SFAS 167 to have a significant impact on its financial statement because of the Company’s limited use of VIE’s.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission (“SEC” or “Commission”). The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

     All dollar amounts are stated in thousands ($000s) in the following discussion and accompanying tables. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation.

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

     The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public market for its stock. No shareholders may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which shares were issued. The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension. The Company has always exercised its purchase option and expects to continue to do so. All outstanding shares of the Company have been issued at $20.00 per share.

Business Overview

     The credit and financial market crisis which began in September 2008 appears to have abated somewhat, particularly in the United States. However, recessionary conditions persist and credit availability remains tight within the Company’s North American trading area. Spending on new construction and capital expenditures on plant and equipment during the first half of 2009 was well below the level of a year ago and had a considerable negative impact on the Company’s results of operations for the three and six month periods ended June 30, 2009.

     Net sales declined 19.4% and gross margin decreased 18.9% during the first half of 2009, compared to the same six months ended June 30, 2008. The Company believes that approximately five percentage points of the net sales decline is attributable to product price deflation, though deflationary pressures eased somewhat during the second quarter of 2009, compared to the three months ended March 31, 2009. Selling, general and administrative expenses also declined, but to a lesser extent than gross margin, resulting in a 68.8% decrease in income from operations during the six months ended June 30, 2009, compared to the same period in 2008.

     The Company expects little, if any, improvement in the markets for products sold by the Company during the last half of 2009, although there are some indications that the downward trend of the overall economy may have reached a bottom. As a result, the Company anticipates continued negative year-over-year comparisons of both net sales and gross margin for the balance of 2009. Graybar believes, however, that its experienced management team, solid balance sheet, and continued positive, though lower, income from operations, will enable the Company to not only weather this severe downturn in the economy, but to emerge well-positioned for the return of economic growth.

Consolidated Results of Operations

     The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	Dollars	Percent	Dollars	Percent
Net Sales	$1,121,592	100.0%	$1,420,719	100.0%
Cost of merchandise sold	(903,676)	(80.6)	(1,147,350)	(80.8)
Gross Margin	217,916	19.4	273,369	19.2
Selling, general and administrative expenses	(190,959)	(17.1)	(213,131)	(15.0)
Depreciation and amortization	(10,139)	(0.9)	(9,645)	(0.7)
Other income, net	659	0.1	411	0.1
Income from Operations	17,477	1.5	51,004	3.6
Interest expense, net	(2,734)	(0.2)	(3,088)	(0.2)
Income before Provision for Income Taxes	14,743	1.3	47,916	3.4
Provision for income taxes	(6,421)	(0.6)	(19,444)	(1.4)
Net Income	8,322	0.7	28,472	2.0
Less: Net income attributable to noncontrolling interests	(1)	--	(56)	--
Net Income attributable to Graybar Electric Company, Inc.	$8,321	0.7%	$28,416	2.0%

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	Dollars	Percent	Dollars	Percent
Net Sales	$2,179,140	100.0%	$2,703,393	100.0%
Cost of merchandise sold	(1,753,985)	(80.5)	(2,179,006)	(80.6)
Gross Margin	425,155	19.5	524,387	19.4
Selling, general and administrative expenses	(381,754)	(17.5)	(424,999)	(15.8)
Depreciation and amortization	(19,537)	(0.9)	(18,888)	(0.7)
Other income, net	1,604	0.1	1,057	0.1
Income from Operations	25,468	1.2	81,557	3.0
Interest expense, net	(5,600)	(0.3)	(6,485)	(0.2)
Income before Provision for Income Taxes	19,868	0.9	75,072	2.8
Provision for income taxes	(9,061)	(0.4)	(27,628)	(1.0)
Net Income	10,807	0.5	47,444	1.8%
Less: Net income attributable to noncontrolling interests	(1)	--	(78)	--
Net Income attributable to Graybar Electric Company, Inc.	$10,806	0.5%	$47,366	1.8%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

     Net sales totaled $1,121,592 for the three months ended June 30, 2009, compared to $1,420,719 for the three months ended June 30, 2008, a decrease of $299,127, or 21.1%. Net sales to the electrical and comm/data market sectors for the three months ended June 30, 2009 decreased 22.2% and 18.0%, respectively, compared to the same three month period in 2008.

     Gross margin decreased $55,453, or 20.3%, to $217,916 from $273,369, primarily due to lower net sales in the second quarter of 2009, compared to the same period of 2008. The Company’s gross margin rate on net sales increased to 19.4% for the three month period ended June 30, 2009, compared to 19.2 % the same three month period of 2008.

     Selling, general and administrative expenses decreased $22,172, or 10.4%, to $190,959, in the second quarter of 2009 from $213,131 in the second quarter of 2008, mainly due to lower employee compensation and benefit costs. Selling, general and administrative expenses as a percentage of net sales were 17.1% in the second quarter of 2009, up from 15.0% of net sales in the second quarter of 2008.

     Depreciation and amortization expenses for the three months ended June 30, 2009 increased $494, or 5.1%, to $10,139 from $9,645 in the second quarter of 2008. This increase was due primarily to an increase in information technology assets, partially offset by the disposal of property. Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the three months ended June 30, 2009, compared to 0.7% of net sales for the same three month period in 2008.

     Other income, net totaled $659 for the three months ended June 30, 2009, compared to $411 for the three months ended June 30, 2008. Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities. The increase was mainly due to losses on the disposal of property of $(119) for the three months ended June 30, 2008, which were not repeated during the same period of 2009.

     Income from operations totaled $17,477 for the three months ended June 30, 2009, a decrease of $33,527, or 65.7%, from $51,004 for the three months ended June 30, 2008. The decrease was due to lower net sales and gross margin and higher depreciation and amortization expenses, partially offset by decreases in selling, general and administrative expenses, and higher other income, net.

     Interest expense, net declined $354, or 11.5%, to $2,734 for the three months ended June 30, 2009 from $3,088 for the three months ended June 30, 2008. This reduction was mainly due to a lower level of outstanding long-term debt in the second quarter of 2009, compared to the same period of 2008.

     The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $14,743 for the three months ended June 30, 2009, a decrease of $33,173, or 69.2%, compared to $47,916 for the three months ended June 30, 2008.

     The Company’s total provision for income taxes decreased $13,023, or 67.0%, for the three months ended June 30, 2009, compared to the same period in 2008, as a result of lower income before provision for income taxes. The Company’s effective tax rate increased to 43.6% for the three months ended June 30, 2009, up from 40.6% for the same period in 2008. This increase was due to an increase in unrecognized tax benefits, interest, and penalties.

     Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2009 decreased $20,095, or 70.7%, to $8,321 from $28,416 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

     Net sales totaled $2,179,140 for the six months ended June 30, 2009, compared to $2,703,393 for the same period of 2008, a decrease of $524,253, or 19.4%. Net sales to the electrical and comm/data market sectors during the first half of 2009 decreased 19.7% and 18.3%, respectively, compared to the same six month period ended June 30, 2008.

     Gross margin decreased $99,232, or 18.9%, to $425,155 from $524,387, due to lower net sales in the first six months of 2009, compared to the same period of 2008. The Company’s gross margin rate on net sales was 19.5% for the six month period ended June 30, 2009, compared to 19.4% for the same period in 2008.

     Selling, general and administrative expenses decreased $43,245, or 10.2%, to $381,754, for the six month period ended June 30, 2009, compared to $424,999 for the six month period ended June 30, 2008, mainly due to lower employee compensation and benefit costs. Selling, general and administrative expenses as a percentage of net sales for the six month period ended June 30, 2009 were 17.5%, up from 15.8% for the same six month period of 2008.

     Depreciation and amortization expenses for the six months ended June 30, 2009 increased $649, or 3.4%, to $19,537 from $18,888 for the same six month period in 2008. This increase was due primarily to an increase in information technology assets, partially offset by the disposal of property. Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the six months ended June 30, 2009, compared to 0.7% of net sales for the same six month period in 2008.

     Other income, net totaled $1,604 for the six month period ended June 30, 2009, compared to $1,057 for the six month period ended June 30, 2008. Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities. The increase was mainly due to higher net gains on the disposal of property, which were $398 for the six month period ended June 30, 2009, compared to net gains on the disposal of property of $42 for the six month period ended June 30, 2008.

     Income from operations totaled $25,468 for the six month period ended June 30, 2009, a decrease of $56,089, or 68.8%, from $81,557 for the six month period ended June 30, 2008. The decrease was due to lower net sales and gross margin and higher depreciation and amortization expenses, partially offset by decreases in selling, general and administrative expenses, and higher other income, net.

     Interest expense, net declined $885, or 13.6%, to $5,600 for the six month period ended June 30, 2009 from $6,485 for the six month period ended June 30, 2008. This reduction was mainly due to a lower level of outstanding long-term debt during the first half of 2009, compared to the same period of 2008.

     The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $19,868 for the six months ended June 30, 2009, a decrease of $55,204, or 73.5%, compared to $75,072 for the six month period ended June 30, 2008.

     The Company’s total provision for income taxes decreased $18,567, or 67.2%, for the six month period ended June 30, 2009, compared to the same six month period in 2008, as a result of lower income before provision for income taxes. The Company’s effective tax rate increased to 45.6% for the six month period ended June 30, 2009, up from 36.8% for the same six month period in 2008. This increase was due to an increase in unrecognized tax benefits, interest, and penalties. The Company settled income tax-related issues during the first half of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released, producing a low effective tax rate for that period.

     Net income attributable to Graybar Electric Company, Inc. for the six month period ended June 30, 2009 decreased $36,560, or 77.2%, to $10,806 from $47,366 for the six month period ended June 30, 2008.

Financial Condition and Liquidity

     The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit. Capital assets are financed primarily by common stock issuances to the Company’s employees and long-term debt.

Operating Activities

     Net cash provided by operations was $20,577 for the six month period ended June 30, 2009, compared to $12,274 for the six month period ended June 30, 2008. Positive cash flows from operations for the six months ended June 30, 2009 were primarily due to net income of $10,807, non-cash depreciation and amortization expenses of $19,537, and decreases in trade receivables of $54,412 and merchandise inventory of $43,078, partially offset by decreases in trade accounts payable of $42,356 and accrued payroll and benefit costs of $69,916.

     Trade receivables decreased during the six months ended June 30, 2009, due primarily to a 19.4% decline in net sales for the period, compared to the same six month period in 2008. The average number of days of sales in trade receivables at June 30, 2009 declined slightly, compared to the average number of days at June 30, 2008, but was moderately higher than the three month period ended December 31, 2008. Merchandise inventory levels decreased significantly at June 30, 2009, compared to December 31, 2008, as adjustments were made to accommodate the declining net sales level. Merchandise inventory turnover declined significantly for the six months ended June 30, 2009, compared to the six month period ended December 31, 2008.

     Current assets exceeded current liabilities by $440,781 at June 30, 2009, an increase of $9,655, or 2.2%, from $431,126 at December 31, 2008.

Investing Activities

     Net cash used by investing activities totaled $10,025 for the six months ended June 30, 2009, compared to $15,382 for the same period of 2008. Capital expenditures for property were $10,636 and $15,734, and proceeds from the disposal of property were $611 and $352, for the six months ended June 30, 2009 and 2008, respectively. The proceeds received resulted from the sale of real and personal property.

Financing Activities

     Net cash used by financing activities totaled $31,395 for the six months ended June 30, 2009, compared to $18,809 for the six months ended June 30, 2008.

     Cash used for short-term borrowings was $6,994 for the six months ended June 30, 2009, compared to cash provided of $1,632 for the six months ended June 30, 2008. The Company reduced net long-term debt (including current portion) by $10,107 for the six months ended June 30, 2009. This was due to payments on long-term debt of $10,776 and payments on capital lease obligations of $388 for the six months ended June 30, 2009, partially offset with increased borrowings associated with capital leases of $641. During the six months ended June 30, 2008, the Company reduced long-term debt (including current portion) by $10,619 and capital lease obligations by $222.

     Cash provided by the sale of common stock amounted to $7,574 and $7,170, and purchases of stock to be held in treasury were $6,682 and $4,565, for the six months ended June 30, 2009 and 2008, respectively. Cash paid for noncontrolling interest stock was $55 and $49 for the six months ended June 30, 2009 and 2008, respectively. Cash dividends paid on common stock were $14,765 and $12,156 for the six months ended June 30, 2009 and 2008, respectively.

     Cash and cash equivalents were $109,600 at June 30, 2009, compared to $130,443 at December 31, 2008, a decrease of $20,843, or 16.0%.

Liquidity

     The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012. There were no amounts outstanding under this credit agreement at June 30, 2009 and December 31, 2008. The credit and financial market crisis which began in September 2008 impacted two banks that participate in the Company’s revolving credit facility. The Company expects, however, that it will continue to have full access to this facility.

     At June 30, 2009 and December 31, 2008, the Company had a $215,000 trade receivable securitization program that expires in October 2009. The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit. In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

     The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests. Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets. GCC has granted a security interest in its trade receivables to the commercial paper conduit. There were no borrowings outstanding under the trade receivable securitization program at June 30, 2009 and December 31, 2008.

     The Company is currently negotiating to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2009. It is expected that the cost of any replacement credit facility will exceed that of the current trade receivable securitization program and that the term of the replacement credit facility will likely be less than the current three-year trade receivable securitization program.

     Given the continuing uncertainties in the market for asset-backed securities, there can be no assurance that an asset-backed commercial paper facility of the type employed by the Company will be available upon the expiration of the existing trade receivable securitization program in October 2009.

     At June 30, 2009, the Company had available to it unused lines of credit amounting to $436,165, compared to $427,283 at December 31, 2008. These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

     Short-term borrowings outstanding during the six months ended June 30, 2009 and 2008 ranged from a minimum of $11,189 and $15,240 to a maximum of $65,858 and $70,028, respectively.

     The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities. The Company is also required to maintain certain financial ratios as defined in the agreements. The Company was in compliance with all covenants under these agreements as of June 30, 2009 and December 31, 2008.

     The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities. The agreement carries a five-year term expiring July 2013. The financing structure used with this lease qualifies as a silo of a variable interest entity and, therefore, is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46), and its subsequent revision, FIN 46R.

     As of June 30, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,496, long-term debt of $27,715, and a noncontrolling interest of $1,005. At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

     Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2009 and December 31, 2008, respectively.

New Accounting Pronouncements

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (Codification), in June 2009. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

     The Codification replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Codification will become the source of authoritative US generally accepted accounting principles (US GAAP) recognized by the FASB to be applied by nongovernmental entities such as the Company. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.

     The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts after the Codification becomes effective. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not expect the adoption SFAS 167 to have a significant impact on its financial statement because of the Company’s limited use of VIE’s.

     On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. As such, the Company adopted SFAS 165 during the quarter ended June 30, 2009. The adoption of SFAS 165 had no impact on the Company’s financial statements.

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

Item 4T. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

     The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock. Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At June 30, 2009, approximately eighty-one percent (81%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

     The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2009	54,892	$20.00	N/A
May 1 to May 31, 2009	68,794	$20.00	N/A
June 1 to June 30, 2009	49,961	$20.00	N/A
Total	173,647	$20.00	N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Graybar Electric Company, Inc. was held on June 11, 2009 in St. Louis, Missouri.

(b)	The increase in the number of Board of Directors from thirteen to fourteen in the Information Statement filed with the United States Securities and Exchange Commission (the Commission) and mailed to shareholders in accordance with the provisions of Regulation 14-C was approved. The increase received 7,837,769 votes and no negative votes were cast.

(c)	All of the nominees in the Information Statement filed with the Commission and mailed to shareholders in accordance with the provisions of Regulation 14-C were elected. The names of the nominees elected appear below. All received 7,837,769 votes and no negative votes were cast.

1.	R. A. Cole	8.	R. C. Lyons
2.	D. B. D’Alessandro	9.	K. M. Mazzarella
3.	D. E. DeSousa	10.	R. L. Nowak
4.	M. W. Geekie	11.	R. D. Offenbacher
5.	L. R. Giglio	12.	B. L. Propst
6.	T. S. Gurganous	13.	R. A. Reynolds
7.	F. H. Hughes	14.	K. B. Sparks

Item 6. Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

			(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the Commission on November 7, 1996 and incorporated herein by reference.

			(b)	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the Commission on August 26, 2004 and incorporated herein by reference.

		(ii)	By-laws

			(a)	By-laws, as amended through June 14, 2007, filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 10, 2009	/s/ R. A. REYNOLDS, JR.
Date	R. A. Reynolds, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2009	/s/ D. B. D’ALESSANDRO
Date	D. B. D’Alessandro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 10, 2009	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the United States Security and Exchange Commission (the “Commission”) on November 7, 1996 and incorporated herein by reference.

(b) Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the Commission on August 26, 2004 and incorporated herein by reference.

(3(ii))	By-laws

(a) By-laws, as amended through June 14, 2007, filed as Exhibit 9.01(d)(3)(ii) to the Company’s Current Report on Form 8-K dated June 14, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

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