Form 10-Q
period 2009-09-30
GRAYBAR ELECTRIC CO INC
filed 2009-11-09
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 31, 2009: 9,609,043
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2009

(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 6.	Exhibits	21

	Signatures		22

	Exhibit Index		23

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands except per share data)	2009	2008	2009	2008
Gross Sales	$1,128,912	$1,455,639	$3,316,685	$4,169,941
Cash Discounts	(4,805)	(5,996)	(13,438)	(16,905)
Net Sales	1,124,107	1,449,643	3,303,247	4,153,036
Cost of merchandise sold	(908,282)	(1,187,325)	(2,662,267)	(3,366,331)
Gross Margin	215,825	262,318	640,980	786,705
Selling, general and administrative expenses	(188,741)	(217,988)	(570,495)	(642,987)
Depreciation and amortization	(9,582)	(9,587)	(29,119)	(28,475)
Other income, net	612	847	2,216	1,904
Income from Operations	18,114	35,590	43,582	117,147
Interest expense, net	(2,354)	(3,150)	(7,954)	(9,635)
Income before Provision for Income Taxes	15,760	32,440	35,628	107,512
Provision for income taxes	(5,696)	(12,804)	(14,757)	(40,432)
Net Income	10,064	19,636	20,871	67,080
Less: Net income attributable to noncontrolling interests	(45)	(65)	(46)	(143)
Net Income attributable to Graybar Electric Company, Inc.	$10,019	$19,571	$20,825	$66,937
Net Income per share of Common Stock (A)	$1.04	$2.04	$2.15	$6.96
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	9,661	9,613	9,696	9,612

(A)   Adjusted for the declaration of a twenty percent (20%) stock dividend in 2008, shares related to which were issued in February 2009.  Prior to the adjustment, the average common shares outstanding were 8,011 and 8,010 for the three and nine month periods ended September 30, 2008.

(B)   Cash dividends declared were $2,910 and $2,417 for the three months ended September 30, 2009 and 2008, respectively.  Cash dividends declared were $8,750 and $7,246 for the nine months ended September 30, 2009 and 2008, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
			September 30,	December 31,
(Stated in thousands except share and per share data)			2009	2008

ASSETS

			(Unaudited)
Current Assets
Cash and cash equivalents			$112,440	$130,443
Trade receivables (less allowances of $7,238 and $7,563, respectively)			602,971	659,778
Merchandise inventory			334,651	373,813
Other current assets			27,307	30,873
Total Current Assets			1,077,369	1,194,907
Property, at cost
Land			47,733	45,630
Buildings			339,274	326,704
Furniture and fixtures			173,490	170,134
Software			76,906	76,906
Capital leases			3,054	2,413
Total Property, at cost			640,457	621,787
Less – accumulated depreciation and amortization			(334,069)	(309,728)
Net Property			306,388	312,059
Other Non-current Assets			49,318	49,233

                  Total Assets

			$1,433,075	$1,556,199

LIABILITIES

Current Liabilities
Short-term borrowings			$16,281	$20,449
Current portion of long-term debt			35,502	32,457
Trade accounts payable			464,932	511,497
Accrued payroll and benefit costs			62,190	120,584
Other accrued taxes			14,204	13,305
Dividends payable			--	8,925
Other current liabilities			47,896	56,564
Total Current Liabilities			641,005	763,781
Postretirement Benefits Liability			64,106	65,143
Pension Liability			96,937	96,784
Long-term Debt			86,361	113,633
Other Non-current Liabilities			12,711	9,267
Total Liabilities			901,120	1,048,608

SHAREHOLDERS’ EQUITY

	Shares at

      Capital Stock

	September 30, 2009	December 31, 2008
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,236,640	7,822,677
Issued to shareholders	1,924,144	1,872,801
In treasury, at cost	(490,602)	(32,661)
Outstanding Common Stock	9,670,182	9,662,817	193,404	193,256

      Advance Payments on Subscriptions to Common Stock

			728	--

      Retained Earnings

			437,351	425,276
Accumulated Other Comprehensive Loss			(104,244)	(114,869)

                  Total Graybar Electric Company, Inc. Shareholders’ Equity

			527,239	503,663

      Noncontrolling Interests

			4,716	3,928

                  Total Shareholders’ Equity

			531,955	507,591
Total Liabilities and Shareholders’ Equity			$1,433,075	$1,556,199

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
(Stated in thousands)	2009	2008
Cash Flows from Operations
Net Income	$20,871	$67,080
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,119	28,475
Deferred income taxes	(1,594)	(4,593)
Net gains on disposal of property	(335)	(25)
Net income attributable to noncontrolling interests	(46)	(143)
Changes in assets and liabilities:
Trade receivables	56,807	(87,756)
Merchandise inventory	39,162	(23,137)
Other current assets	3,566	(3,089)
Other non-current assets	(85)	3,539
Trade accounts payable	(46,565)	76,293
Accrued payroll and benefit costs	(58,394)	(35,070)
Other current liabilities	3,280	12,230
Other non-current liabilities	2,560	(4,831)
Total adjustments to net income	27,475	(38,107)
Net cash provided by operations	48,346	28,973

Cash Flows from Investing Activities

Proceeds from disposal of property	968	327
Capital expenditures for property	(21,736)	(25,368)
Net cash used by investing activities	(20,768)	(25,041)

Cash Flows from Financing Activities

Net (decrease) increase in short-term borrowings	(4,168)	5,305
Repayment of long-term debt	(25,148)	(24,974)
Proceeds from borrowings on long-term debt	641	--
Principal payments under capital leases	(510)	(335)
Sales of common stock	10,034	9,539
Purchases of common stock	(9,158)	(6,593)
Sales of noncontrolling interests’ common stock	464	--
Purchases of noncontrolling interests’ common stock	(61)	(58)
Dividends paid	(17,675)	(14,573)
Net cash used by financing activities	(45,581)	(31,689)

Net Decrease in Cash

	(18,003)	(27,757)
Cash, Beginning of Year	130,443	66,167
Cash, End of Period	$112,440	$38,410

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Changes in Shareholders’ Equity

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity

Common

	Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

Balance, December 31, 2007

	$158,633	$--	$386,217	$(65,899)	$4,428	$483,379
Net income			66,937		143	67,080
Foreign currency translation				(2,028)	(174)	(2,202)
Unrealized gain from interest rate swap (net of tax of $36)				57		57
Pension and postretirement liability adjustment (net of tax of $3,141)				4,933		4,933
Comprehensive income						69,868
Stock issued	8,833					8,833
Stock purchased	(6,593)				(58)	(6,651)
Advance payments		706				706
Dividends declared			(7,246)			(7,246)

Balance, September 30, 2008

	$160,873	$706	$445,908	$(62,937)	$4,339	$548,889

	Graybar Electric Company, Inc. Shareholders’ Equity

Common

Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated

				Other Comprehensive Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

Balance, December 31, 2008

	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			20,825		46	20,871
Foreign currency translation				5,149	339	5,488
Unrealized gain from interest rate swap (net of tax of $386)				606		606
Pension and postretirement liability adjustment (net of tax of $3,100)				4,870		4,870
Comprehensive income						31,835
Stock issued	9,306				464	9,770
Stock purchased	(9,158)				(61)	(9,219)
Advance payments		728				728
Dividends declared			(8,750)			(8,750)

Balance, September 30, 2009

	$193,404	$728	$437,351	$(104,244)	$4,716	$531,955

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in thousands except per share data)

(Unaudited)

Note 1

      The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2009 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in the Company’s latest Annual Report on Form 10-K.

      In the opinion of the Company, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented.  Such interim financial information is subject to year-end adjustments.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing two levels of US GAAP – authoritative and non-authoritative – and making the FASB Accounting Standards Codification (“ASC”) the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the SEC.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s condensed consolidated financial statements.

Note 3

      The consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company in subsidiaries consolidated by the Company are accounted for and reported as noncontrolling interests.

      In accordance with an accounting standard issued by the FASB in December 2007, effective January 1, 2009, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity.  Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  Net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

      The Company has reclassified its noncontrolling interests to shareholders’ equity for all periods presented.  The Company also adjusted its net income to include the net income attributable to the noncontrolling interests.  Consolidated comprehensive income was also adjusted to include the comprehensive income attributable to the noncontrolling interests.

Note 4

      The Company values its inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues.  An actual valuation of inventory under the LIFO method can be made only at year-end based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 5

      The Company has entered into an interest rate swap agreement that converts its floating rate interest payments on a leveraged lease agreement to a fixed-rate basis.  Changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the changes in cash flows attributable to fluctuations in the variable rate on the notional amount of the debt.  The Company’s interest rate swap agreement is designated as a cash flow hedge, with the changes in fair value, to the extent the swap agreement is effective, recorded in accumulated other comprehensive loss until the hedged interest expense is recognized in earnings.  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $213 and $568 during the three and nine month periods ended September 30, 2009, respectively.  The Company recorded a loss (net of tax) of $330 in accumulated other comprehensive loss related to the change in fair value of the interest rate swap during the three month period ended September 30, 2009, and recorded a gain (net of tax) of $38 in accumulated other comprehensive loss related to the change in fair value of the interest rate swap during the nine month period ended September 30, 2009.  The amount of loss (net of tax) expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,145.  As of September 30, 2009 the Company has recorded a loss (net of tax) of $3,306 in accumulated other comprehensive loss related to the effective portion of the interest rate swap.

      The Company’s interest rate swap is required to be measured at fair value on a recurring basis.  The Company endeavors to utilize the best available information in measuring fair value.  US GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.

      The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  The fair value of the swap at September 30, 2009 and December 31, 2008, was $(5,410) and $(6,402), respectively, and recorded in other current liabilities in the condensed consolidated balance sheet.  The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the consolidated statements of income during three and nine month periods ended September 30, 2009 and 2008.

Note 6

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

      The Company’s unrecognized tax benefits of $3,996 and $3,874 at September 30, 2009 and December 31, 2008, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released.  This resulted in a significantly lower effective tax rate for the nine month period ended September 30, 2008, compared to the same period of 2009.

      There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility included in the balance sheet at September 30, 2009 and December 31, 2008.  Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

      The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,196 and $1,115 in interest and penalties on its balance sheet at September 30, 2009 and December 31, 2008, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

      The Company’s federal income tax returns for the tax years 2006 and forward are available for examination by the United States Internal Revenue Service.  The Company is currently under audit examination by the Internal Revenue Service for its 2007 federal income tax return.  This examination commenced in December 2008 and is expected to be completed in 2009.  At this time, the Company does not anticipate that the result of the audit will have a material effect on its financial statements.

      The Company has not agreed to extend its federal statute of limitations for the 2006 tax year as of September 30, 2009.  The federal statute of limitations for the 2006 tax year will expire on September 15, 2010.  The Company’s state income tax returns for 2005 through 2008 remain subject to examination by various state authorities with the latest period closing on October 15, 2013.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2005.  Such state statutes of limitations will expire on or before October 15, 2010 unless extended.

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

      Approximately eighty-one percent (81%) and eighty percent (80%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of September 30, 2009 and December 31, 2008, respectively.

Note 8

      The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under the credit agreement at September 30, 2009 and December 31, 2008.

Note 9

      At September 30, 2009, the Company had a $215,000 trade receivable securitization program that was scheduled to expire in October 2009.  Prior to expiration, the Company amended the program agreement, effective October 9, 2009, to reduce the program to a $100,000 facility that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

      The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2009 and December 31, 2008.

Note 10

      The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities.  The agreement carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a variable interest entity.   In accordance with US GAAP, the Company, as the primary beneficiary, consolidates the silo in its financial statements.

      As of September 30, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,320, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

      Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2009 and December 31, 2008.

Note 11

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

      The Company made contributions to its qualified defined benefit pension plan totaling $8,500 and $24,500 during the three and nine month periods ended September 30, 2009, respectively.  Contributions made during the three and nine month periods ended September 30, 2008 totaled $6,200 and $25,000, respectively.  Additional contributions totaling $10,000 are expected to be paid during the remainder of 2009.

Note 12

      The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities.  As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

      The Company’s estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range.  If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.  While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot, at this time, determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

Note 13

      Comprehensive income for the three months ended September 30, 2009 and 2008 was $14,521 and $19,888, respectively.  Comprehensive income for the nine months ended September 30, 2009 and 2008 was $31,835 and $69,868, respectively.  Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the United States, pension and postretirement liability adjustments, and changes in the fair value of the Company’s interest rate swap agreement.

Note 14

      The Company has evaluated subsequent events through the time of the filing of this Form 10-Q with the SEC.  Except for the amendment to the trade receivable securitization program discussed in Note 9, no material subsequent events have occurred since September 30, 2009 that require recognition or disclosure in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto of Graybar Electric Company, Inc. (“Graybar” or the “Company”), and the audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission (“SEC” or “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

      Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: continued financial market turmoil, the impact of financial market distress on our defined benefit pension plan, disruptions in our sources of supply, changes in general economic conditions, volatility in the prices of industrial metal commodities, a sustained interruption in the operation of our information systems, adverse legal proceedings or other claims, and the inability, or limitation on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.

      All dollar amounts are stated in thousands ($000s) in the following discussion and accompanying tables.  Certain reclassifications were made to prior year amounts to conform to the 2009 presentation.

Background

      Graybar is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state, and local governments, commercial users, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the United States.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

      The credit and financial market crisis which began in September 2008 appears to have abated somewhat, particularly in the United States.  However, recessionary conditions persist and credit availability remains tight within the Company’s North American trading area.  Spending on new construction and capital expenditures on plant and equipment during the first nine months of 2009 was well below the level of a year ago and had a considerable negative impact on the Company’s results of operations for the three and nine month periods ended September 30, 2009.

      Net sales declined 20.5% and gross margin decreased 18.5% during the nine months ended September 30, 2009, compared to the same nine months ended September 30, 2008.  The Company believes that approximately four percentage points (4%) of the net sales decline is attributable to product price deflation.  Selling, general and administrative expenses also declined, but to a lesser extent than gross margin, resulting in a 62.8% decrease in income from operations during the nine months ended September 30, 2009, compared to the same period in 2008.

      The Company expects little, if any, improvement in the markets for products sold by the Company during the fourth quarter of 2009, although there are some indications that the downward trend of the overall economy may have reached a bottom.  As a result, the Company anticipates continued negative year-over-year comparisons of both net sales and gross margin for the balance of 2009.  Graybar believes, however, that its experienced management team, solid balance sheet, and continued positive, though lower, income from operations, will enable the Company to not only weather this severe downturn in the economy, but to emerge well-positioned for the return of economic growth.

Consolidated Results of Operations

      The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Three Months Ended

	September 30, 2009		September 30, 2008

	Dollars	Percent	Dollars	Percent

Net Sales

	$1,124,107	100.0%	$1,449,643	100.0%
Cost of merchandise sold	(908,282)	(80.8)	(1,187,325)	(81.9)

Gross Margin

	215,825	19.2	262,318	18.1
Selling, general and administrative expenses	(188,741)	(16.8)	(217,988)	(15.1)
Depreciation and amortization	(9,582)	(0.9)	(9,587)	(0.7)
Other income, net	612	0.1	847	0.1

Income from Operations

	18,114	1.6	35,590	2.4
Interest expense, net	(2,354)	(0.2)	(3,150)	(0.2)

Income before Provision for Income Taxes

	15,760	1.4	32,440	2.2
Provision for income taxes	(5,696)	(0.5)	(12,804)	(0.9)

Net Income

	10,064	0.9	19,636	1.3

      Less:  Net income attributable to

                noncontrolling interests

	(45)	--	(65)	--

Net Income attributable to

      Graybar Electric Company, Inc.

	$10,019	0.9%	$19,571	1.3%

	Nine Months Ended		Nine Months Ended

	September 30, 2009		September 30, 2008

	Dollars	Percent	Dollars	Percent

Net Sales

	$3,303,247	100.0%	$4,153,036	100.0%
Cost of merchandise sold	(2,662,267)	(80.6)	(3,366,331)	(81.1)

Gross Margin

	640,980	19.4	786,705	18.9
Selling, general and administrative expenses	(570,495)	(17.3)	(642,987)	(15.5)
Depreciation and amortization	(29,119)	(0.9)	(28,475)	(0.7)
Other income, net	2,216	0.1	1,904	0.1

Income from Operations

	43,582	1.3	117,147	2.8
Interest expense, net	(7,954)	(0.2)	(9,635)	(0.2)

Income before Provision for Income Taxes

	35,628	1.1	107,512	2.6
Provision for income taxes	(14,757)	(0.5)	(40,432)	(1.0)

Net Income

	20,871	0.6	67,080	1.6%

      Less:  Net income attributable to

                noncontrolling interests

	(46)	--	(143)	--

Net Income attributable to

      Graybar Electric Company, Inc.

	$20,825	0.6%	$66,937	1.6%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

      Net sales totaled $1,124,107 for the three months ended September 30, 2009, compared to $1,449,643 for the three months ended September 30, 2008, a decrease of $325,536, or 22.5%.  Net sales to the electrical and comm/data market sectors for the three months ended September 30, 2009 decreased 25.1% and 17.8%, respectively, compared to the same three month period in 2008.

      Gross margin decreased $46,493, or 17.7%, to $215,825 from $262,318, primarily due to lower net sales in the third quarter of 2009, compared to the same period of 2008.  The Company’s gross margin rate on net sales increased to 19.2% for the three month period ended September 30, 2009, compared to 18.1% the same three month period of 2008.

      Selling, general and administrative expenses decreased $29,247, or 13.4%, to $188,741, in the third quarter of 2009 from $217,988 in the third quarter of 2008, mainly due to lower employee compensation and benefit costs.  Selling, general and administrative expenses as a percentage of net sales were 16.8% in the third quarter of 2009, up from 15.1% of net sales in the third quarter of 2008.

      Depreciation and amortization expenses for the three months ended September 30, 2009 of $9,582 were flat, compared to $9,587 recorded in the third quarter of 2008.  Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the three months ended September 30, 2009, compared to 0.7% of net sales for the same three month period in 2008.

      Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $612 for the three months ended September 30, 2009, compared to $847 for the three months ended September 30, 2008.  The decrease was due to lower trade receivable interest charges to customers as a result of lower levels of delinquent trade receivables for the three months ended September 30, 2009, compared to the same period last year.

      Income from operations totaled $18,114 for the three months ended September 30, 2009, a decrease of $17,476, or 49.1%, from $35,590 for the three months ended September 30, 2008.  The decrease was due to lower net sales and gross margin and lower other income, net, partially offset by decreases in selling, general and administrative expenses.

      Interest expense, net declined $796, or 25.3%, to $2,354 for the three months ended September 30, 2009 from $3,150 for the three months ended September 30, 2008.  This reduction was mainly due to a lower level of outstanding long-term debt in the third quarter of 2009, compared to the same period of 2008.

      The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $15,760 for the three months ended September 30, 2009, a decrease of $16,680, or 51.4%, compared to $32,440 for the three months ended September 30, 2008.

      The Company’s total provision for income taxes decreased $7,108, or 55.5%, for the three months ended September 30, 2009, compared to the same period in 2008, as a result of lower income before provision for income taxes.  The Company’s effective tax rate decreased to 36.1% for the three months ended September 30, 2009, down from 39.5% for the same period in 2008, due to a decrease in unrecognized tax benefits, interest, and penalties.

      Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2009 decreased $9,552, or 48.8%, to $10,019 from $19,571 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

      Net sales totaled $3,303,247 for the nine months ended September 30, 2009, compared to $4,153,036 for the same period of 2008, a decrease of $849,789 or 20.5%.  Net sales to the electrical and comm/data market sectors during the nine month period ended September 30, 2009 decreased 21.6% and 18.1%, respectively, compared to the nine month period ended September 30, 2008.

      Gross margin decreased $145,725, or 18.5%, to $640,980 from $786,705, due to lower net sales in the first nine months of 2009, compared to the same period of 2008.  The Company’s gross margin rate on net sales was 19.4% for the nine month period ended September 30, 2009, compared to 18.9% for the same period in 2008.

      Selling, general and administrative expenses decreased $72,492, or 11.3%, to $570,495, for the nine month period ended September 30, 2009, compared to $642,987 for the nine month period ended September 30, 2008, mainly due to lower employee compensation and benefit costs.  Selling, general and administrative expenses as a percentage of net sales for the nine month period ended September 30, 2009 were 17.3%, up from 15.5% for the same nine month period of 2008.

      Depreciation and amortization expenses for the nine months ended September 30, 2009 increased $644, or 2.3%, to $29,119 from $28,475 for the same nine month period in 2008.  This increase was due primarily to an increase in information technology assets, partially offset by the disposal of property.  Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the nine months ended September 30, 2009, compared to 0.7% of net sales for the same nine month period in 2008.

      Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $2,216 for the nine month period ended September 30, 2009, compared to $1,904 for the nine month period ended September 30, 2008.  The increase was mainly due to higher net gains on the disposal of property, which were $334 for the nine month period ended September 30, 2009, compared to net gains on the disposal of property of $25 for the nine month period ended September 30, 2008.

      Income from operations totaled $43,582 for the nine month period ended September 30, 2009, a decrease of $73,565, or 62.8%, from $117,147 for the nine month period ended September 30, 2008.  The decrease was due to lower net sales and gross margin and higher depreciation and amortization expenses, partially offset by decreases in selling, general and administrative expenses, and higher other income, net.

      Interest expense, net declined $1,681, or 17.4%, to $7,954 for the nine month period ended September 30, 2009 from $9,635 for the nine month period ended September 30, 2008.  This reduction was mainly due to a lower level of outstanding long-term debt during the nine month period ended September 30, 2009, compared to the same period of 2008.

      The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $35,628 for the nine months ended September 30, 2009, a decrease of $71,884, or 66.9%, compared to $107,512 for the nine month period ended September 30, 2008.

      The Company’s total provision for income taxes decreased $25,675, or 63.5%, for the nine month period ended September 30, 2009, compared to the same nine month period in 2008, as a result of lower income before provision for income taxes.  The Company’s effective tax rate increased to 41.4% for the nine months ended September 30, 2009, up from 37.6% for the same nine month period in 2008, due to an increase in unrecognized tax benefits, interest, and penalties.  The Company settled income tax-related issues during the nine months ended September 30, 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released, producing a lower effective tax rate for that period.

      Net income attributable to Graybar Electric Company, Inc. for the nine month period ended September 30, 2009 decreased $46,112, or 68.9%, to $20,825 from $66,937 for the nine month period ended September 30, 2008.

Financial Condition and Liquidity

      The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock issuances to the Company’s employees and long-term debt.

Operating Activities

      Net cash provided by operations was $48,346 for the nine month period ended September 30, 2009, compared to $28,973 for the nine month period ended September 30, 2008.  Positive cash flows from operations for the nine months ended September 30, 2009 were primarily due to net income of $20,871, non-cash depreciation and amortization expenses of $29,119, and decreases in trade receivables of $56,807 and merchandise inventory of $39,162, partially offset by decreases in trade accounts payable of $46,565 and accrued payroll and benefit costs of $58,394.

      Trade receivables decreased during the nine months ended September 30, 2009, due primarily to a 20.5% decline in net sales for the period, compared to the same nine month period in 2008.  The average number of days of sales in trade receivables at September 30, 2009 declined modestly, compared to the average number of days at September 30, 2008.  Merchandise inventory levels decreased significantly at September 30, 2009, compared to December 31, 2008, as adjustments were made to accommodate the declining net sales level.  Merchandise inventory turnover declined significantly for the three month period ended September 30, 2009, compared to the quarter ended September 30, 2008.

      Current assets exceeded current liabilities by $436,364 at September 30, 2009, an increase of $5,238, or 1.2%, from $431,126 at December 31, 2008.

Investing Activities

      Net cash used by investing activities totaled $20,768 for the nine months ended September 30, 2009, compared to net cash used by investing activities of $25,041 for the same period of 2008.  Capital expenditures for property were $21,736 and $25,368, and proceeds from the disposal of property were $968 and $327, for the nine months ended September 30, 2009 and 2008, respectively.  The proceeds received resulted from the sale of real and personal property.

Financing Activities

      Net cash used by financing activities totaled $45,581 for the nine months ended September 30, 2009, compared to $31,689 for the nine months ended September 30, 2008.

      Cash used to decrease short-term borrowings was $4,168 for the nine months ended September 30, 2009, compared to cash provided by short-term borrowings of $5,305 for the nine months ended September 30, 2008.  The Company reduced net long-term debt (including current portion) by $24,277 for the nine months ended September 30, 2009.  This was due to payments on long-term debt of $25,148 and payments on capital lease obligations of $510, partially offset with increased borrowings associated with capital leases of $641 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company reduced long-term debt (including current portion) by $24,974 and capital lease obligations by $335.

      Cash provided by the sale of common stock amounted to $10,034 and $9,539, and purchases of stock to be held in treasury were $9,158 and $6,593, for the nine months ended September 30, 2009 and 2008, respectively.  Cash paid to purchase noncontrolling interest stock was $61 and $58, and cash provided by the sale of noncontrolling interest stock was $464 and $0, for the nine months ended September 30, 2009 and 2008, respectively.  Cash dividends paid on common stock were $17,675 and $14,573 for the nine months ended September 30, 2009 and 2008, respectively.

      Cash and cash equivalents were $112,440 at September 30, 2009, compared to $130,443 at December 31, 2008, a decrease of $18,003, or 13.8%.

Liquidity

      The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at September 30, 2009 and December 31, 2008.  The credit and financial market crisis which began in September 2008 impacted two banks that participate in the Company’s revolving credit facility.  The Company expects, however, that it will continue to have full access to this facility.

      At September 30, 2009 and December 31, 2008, the Company had a $215,000 trade receivable securitization program that was scheduled to expire in October 2009.  Prior to expiration, the Company amended the program agreement, effective October 9, 2009, to reduce the program to a $100,000 facility that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

      The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2009 and December 31, 2008.

      At September 30, 2009, the Company had available to it unused lines of credit amounting to $423,589, compared to $427,283 at December 31, 2008.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 50 basis points (0.5%) of the committed lines of credit.

      Short-term borrowings outstanding during the nine months ended September 30, 2009 and 2008 ranged from a minimum of $11,189 and $15,240 to a maximum of $65,858 and $70,028, respectively.

      The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of September 30, 2009 and December 31, 2008.

      The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities.  The agreement carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a variable interest entity.  In accordance with accounting principles generally accepted in the United States (“US GAAP”), the Company, as the primary beneficiary, consolidates the silo in its financial statements.

      As of September 30, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,320, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

      Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2009 and December 31, 2008.

New Accounting Guidance

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing two levels of US GAAP – authoritative and non-authoritative – and making the FASB Accounting Standards Codification (“ASC”) the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the SEC.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s condensed consolidated financial statements.

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

Item 4T.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  –  OTHER INFORMATION

Item 1A.  Risk Factors

      There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

      The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  At September 30, 2009, approximately eighty-one percent (81%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

      The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2009	30,888	$20.00	N/A
August 1 to August 31, 2009	41,347	$20.00	N/A
September 1 to September 30, 2009	51,605	$20.00
N/A

Total	123,840	$20.00	N/A

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

(ii)  By-laws

(a)  By-laws, as amended through June 14, 2007, filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K filed June 15, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

(10)       (i)   Material Contracts

(v)  Amendment No. 13, dated September 25, 2009, and signed September 30, 2009, to Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller; Graybar Electric Company, Inc., as Servicer; Falcon Asset Securitization Corporation, as Conduit; JP Morgan Chase Bank NA (successor by merger to Bank One, NA), as agent; and other banks named therein filed as Exhibit 10(v) to Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

November 9, 2009	/s/ R. A. REYNOLDS, JR.
Date	R. A. Reynolds, Jr.
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2009	/s/ D. B. D’ALESSANDRO
Date	D. B. D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 9, 2009	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
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

(3(ii))    By-laws

(a)  By-laws, as amended through June 14, 2007, filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K filed June 15, 2007 (Commission File No. 000-0255) and incorporated herein by reference.

(10)       Material Contracts

(v)  Amendment No. 13, dated September 25, 2009, and signed September 30, 2009, to Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller; Graybar Electric Company, Inc., as Servicer; Falcon Asset Securitization Corporation, as Conduit; JP Morgan Chase Bank NA (successor by merger to Bank One, NA), as agent; and other banks named therein filed as Exhibit 10(v) to Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

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