Form 10-K
period 2009-12-31
GRAYBAR ELECTRIC CO INC
filed 2010-03-09
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-00255

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

YES ☒ NO ☐

              Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
YES ☐ NO ☒

              The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2009, was approximately $190,376,640.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 81% of the outstanding shares of Common Stock are held of record by five Voting Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 8, 2010 was 10,594,161.

DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2010 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

PART I

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. (“Graybar” or the “Company”), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2009.

All dollar amounts are stated in thousands ($000s) in the following discussion except for per share data.

Item 1.  Business

The Company

Graybar Electric Company, Inc. is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state and local governments, commercial users, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

The Company maintains an internet website at http://www.graybar.com.  Graybar’s filings with the SEC, including its Annual Report on this Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, are accessible free of charge on our website within the “About Us” page under “SEC Filings” as soon as reasonably practicable after we file the reports with the SEC.  Additionally, a copy of the Company’s SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. or by calling the SEC at 1-800-SEC-0330.  A copy of our electronically filed materials can also be obtained at http://www.sec.gov.

Suppliers

Graybar distributes approximately one million products (“stockkeeping units” or “SKUs”) purchased primarily from nearly 4,300 manufacturers and suppliers through the Company’s network of distribution facilities.  The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.  The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately fifty-one (51%) of the products it distributes from its top 25 suppliers during 2009.  However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

Products Distributed

The Company stocks approximately 110,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical and comm/data products.  The products distributed by the Company consist primarily of wire, cable, conduit, wiring devices, switchgear, industrial automation, tools, motor controls, transformers, lamps, lighting fixtures, power transmission equipment, telephone station apparatus, key systems, digital and internet protocol (“IP”) private branch exchanges (“PBX”), data products for local or wide area networks, fiber optic products, and security/access control products.

On December 31, 2009 and 2008, the Company had orders on hand that totaled $526,608 and $605,320, respectively.  The Company expects that approximately eighty-five percent (85%) of the orders it had on hand at December 31, 2009 will be filled within the twelve-month period ending December 31, 2010.  Generally, orders placed by customers and accepted by the Company have resulted in sales.  However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Marketing

Graybar sells its products primarily through a network of distribution facilities located in thirteen geographical districts throughout the US.  The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  In addition, the Company maintains seven national zone warehouses and five district service centers containing inventories of both standard and specialized products.  Both the national zone warehouses and district service centers replenish local inventories carried at the Company’s US distribution facilities and make shipments directly to customers.  The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico.

The distribution facilities operated by the Company at December 31, 2009 are shown below:

US Locations
District

Number of

Distribution Facilities*

National Zone Warehouses

Boston	11	Austell, GA
California	21	Fresno, CA
Dallas	14	Joliet, IL
Chicago	18	Richmond, VA
Minneapolis	18	Springfield, MO
New York	11	Stafford, TX
Atlanta	21	Youngstown, OH
Phoenix	10
Pittsburgh	20
Richmond	18
Seattle	13
St. Louis	14
Tampa	19
		*Includes District Service Centers

International Locations

	Number of Distribution Facilities

Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	28

Graybar International, Inc. Carolina, Puerto Rico	1

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, otherwise, orders are filled from the Company’s inventory.  On a dollar volume basis, approximately fifty-five percent (55%) and fifty-six percent (56%) of the orders were filled from the Company’s inventory in 2009 and 2008, respectively, and the remainder were shipped directly from the supplier to the place of use.  The Company generally finances its inventory through the collection of trade receivables and trade accounts payable terms with its suppliers.  The Company’s short-term borrowing facilities are also used to finance inventory when necessary.  Currently, the Company does not use long-term borrowings for inventory financing.  There was no inventory pledged as collateral for any borrowings at December 31, 2009 and 2008.

The Company distributes its products to approximately 130,000 customers, which fall into three principal classes.  The following list shows the estimated percentage of the Company’s total sales attributable to each of these classes for the last three years:

Class of Customers	Percentage of Sales For Years Ended December 31,
	2009	2008	2007
Electrical Contractors	46.0%	48.1%	48.0%
Voice and Data Communications	20.5%	19.4%	20.4%
Commercial & Industrial	18.5%	18.6%	19.4%

At December 31, 2009, the Company employed approximately 2,800 persons in sales capacities.  Approximately 1,200 of these sales personnel were outside sales representatives working to generate sales with current and prospective customers.  The remainder of the sales personnel were sales and marketing managers, inside sale representatives, and advertising, quotation, and counter personnel.

Competition

The Company believes that it is one of the three largest wholesale distributors of electrical and comm/data products in the US.  The field is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately twenty-five percent (25%) of the total market.  The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and manufacturers who sell their products directly to end users.

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

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and Puerto Rico and accounted for approximately five percent (5%) of consolidated revenues in each of 2009, 2008, and 2007.  Limited export activities are handled primarily from Company facilities in Texas, Arizona and California.  Long-lived assets located outside the US represented approximately one percent (1%) of the Company’s consolidated assets at the end of each of the last three years.  The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2009, the Company employed approximately 6,900 persons on a full-time basis.  Approximately 110 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 1A.  Risk Factors

Our liquidity, financial condition and results of operations are subject to various risks, including, but not limited to, those discussed below.  The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our liquidity, financial condition, and results of operations.

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the US and, to a lesser extent, Canada.  Customers for both electrical and comm/data products are similarly diverse – we have over 130,000 customers and our largest customer accounts for only three percent (3%) of our total revenue.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.  The credit and financial market crisis that began in September 2008 abated somewhat during 2009, but credit availability continues to be tight throughout North America, particularly for building construction.  Since we derive a substantial portion of our sales from electrical and comm/data contractors, our revenue could be negatively impacted should debt-financing for construction projects continue to be limited, interest rates rise, or other general economic conditions deteriorate to levels that further depress construction activity.

The Company’s results from operations are impacted by changes in commodity prices, primarily copper and steel.  Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper or steel, two industrial metal commodities that have been subject to extreme price volatility during the past several years.  Examples of such products include copper wire and cable and steel conduit, enclosures, and fittings.  The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to the Company declines, pricing to our customers decreases by a similar percentage.  This impacts our results of operations by lowering both revenue and gross margin.  Rising copper and steel prices have the opposite effect, increasing both revenue and gross margin, assuming the quantities of the affected products sold remain constant.

The impact of commodity price fluctuations on the value of our merchandise inventory is not material given the Company’s use of the last-in, first-out (“LIFO”) inventory cost method, which matches current product costs to current revenues.

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

Our daily activities are highly dependent on the uninterrupted operation of our information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist attack, or other major disruptions.  A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting revenue, expenses, or both.

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

More specifically, with respect to asbestos litigation, as of December 31, 2009, approximately 2,400 individual cases and 150 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

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

There is no public trading market for our common stock.  The Company’s common stock is one hundred percent (100%) owned by its active and retired employees.  Common stock may not be sold by the holder thereof, except after first offering it to the Company.  The Company has always exercised this purchase option in the past and expects that it will continue to do so.  As a result, no public trading market for our common stock exists, nor is one expected to develop.  This lack of a public trading market for the Company’s common stock may limit Graybar’s ability to raise large amounts of equity capital.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2009, the Company had seven national zone warehouses ranging in size from approximately 160,000 to 240,000 square feet.  The lease arrangement used to finance three of the national zone warehouses is discussed in Note 8 of the Notes to the Consolidated Financial Statements, located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  Of the remaining four national zone warehouses, two are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately two and four years.

The Company also had five district service centers ranging in size from 116,000 to 210,000 square feet as of December 31, 2009.  Three of the five district service centers are owned and the others are leased.  The remaining lease terms on the leased district service centers are approximately two and ten years.

Graybar operates in thirteen geographical districts, each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  The number of distribution facilities in a district varies from ten to twenty-one and totals 203 for all districts.  The distribution facilities range in size from 5,000 to 170,000 square feet, with the average being approximately 33,000 square feet.  The Company owns 121 of these distribution facilities and leases 82 of them for varying terms, with the majority having a remaining lease term of less than five years.

The Company maintains twenty-eight distribution facilities in Canada, of which ten are owned and eighteen are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from approximately 5,000 to 60,000 square feet.  The Company has entered into an agreement to purchase nine of these facilities in January 2011 at a price to be determined by agreement of the parties or through an appraisal process.  The Company also has a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2011.

The Company’s headquarters are located in St. Louis, Missouri in an 88,000 square foot building owned by the Company.  The Company also leases a 200,000 square foot operations and administration center in St. Louis.  The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

As of December 31, 2009, the Company had granted mortgages or other security interests on nine buildings securing $35,849 in debt.  Seven of the nine facilities are subject to security interests totaling $28,720 under a lease arrangement with an independent lessor.  The other two facilities are subject to first mortgages securing fixed-rate notes, of which $7,129 in principal remains outstanding.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Reserved

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2010, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. J. Beagen	53	Employed by Company in 1980; Assistant Treasurer, March 2000 to September 2005; Vice President and Controller, September 2005 to present.
D. B. D’Alessandro	49	Employed by Company in 1983; Vice President and Chief Information Officer, February 2003 to May 2005; Senior Vice President and Chief Financial Officer, May 2005 to present.
M. W. Geekie	48

May 2000 to July 2005, Assistant General Counsel, Emerson Process Management; August 2005 to February 2008, General Counsel and Secretary, XTRA Corporation; Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.

L. R. Giglio	55	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
K. M. Mazzarella	49

Employed by Company in 1980; Vice President, Human Resources and Strategic Planning, January 2004 to December 2005; Senior Vice President, Human Resources and Strategic Planning, December 2005 to April 2008; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010; Senior Vice President – Sales and Marketing, March 2010 to present.

R. D. Offenbacher	59

Employed by Company in 1968; Senior Vice President – Sales and Marketing, February 2004 to April 2008; Senior Vice President – Sales and Marketing, Electrical, April 2008 to February 2010; Senior Vice President – U.S. Business, March 2010 to present.

B. L. Propst	40

Employed by Company in 2002; Senior Corporate Counsel, March 2004 to March 2008; Vice President – Human Resources, April 2008 to June 2009; Senior Vice President – Human Resources, June 2009 to present.

J. N. Reed	52	Employed by Company in 1980, Vice President and Treasurer, April 2000 to present.
R. A. Reynolds, Jr.	61	Employed by Company in 1972; President and Chief Executive Officer, July 2000 to present; Chairman of the Board, April 2001 to present.

On March 1, 2010, D. E. DeSousa, an officer, director, and Senior Vice President – U.S. Business of the Company announced his intention to retire as an officer and director, and from his employment with the Company.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2009, approximately eighty-one (81%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2009	61,200	$20.00	N/A
November 1 to November 30, 2009	51,124	$20.00	N/A
December 1 to December 31, 2009	24,808	$20.00
N/A

Total	137,132	$20.00	N/A

Capital Stock at December 31, 2009

Title of Class

	Number of Security Holders	Number of Shares (A)
Voting Trust Interests issued with respect to Common Stock	4,837	8,618,582
Common Stock	1,118	1,979,900
Total	5,955	10,598,482

(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in 2009, shares related to which were issued on February 1, 2010.

Dividend Data (in dollars per share)

	Year Ended December 31,

Period

	2009	2008
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.10	1.10
Total	$2.00	$2.00

On December 10, 2009, a ten percent (10%) stock dividend was declared to shareholders of record on January 4, 2010.  Shares representing this dividend were issued on February 1, 2010.

On December 11, 2008, a twenty percent (20%) stock dividend was declared to shareholders of record on January 5, 2009.  Shares representing this dividend were issued on February 2, 2009.

Company Performance

The following graph shows a five-year comparison of cumulative total shareholders’ returns for the Company’s common stock, the Standard & Poor’s 500 Composite Stock Index, and a Comparable Company Index of companies selected by the Company as being representative of the Company’s line of business and is used for comparison purposes in prior years.

	2004	2005	2006	2007	2008	2009
Comparable Company Index	$100.00	$117.56	$128.51	$142.38	$110.72	$143.32
S&P 500	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
Graybar	$100.00	$110.32	$127.79	$155.07	$205.29	$271.77

The comparison above assumes $100.00 invested on December 31, 2004 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 2, 2005).

The companies included in the Comparable Company Index are Anixter International Inc., Applied Industrial Technologies, Inc., W. W. Grainger, Inc., Interline Brands, Inc., Owens & Minor, Inc., Park-Ohio Holdings Corp., Watsco, Inc., and WESCO International, Inc.  Building Materials Holding Company had previously been included in the Comparable Company Index, but has been removed because its equity is no longer publicly-traded.

The market value of the Company’s stock, in the absence of a public trading market, assumes continuation of the Company’s practice of issuing and purchasing offered securities at $20.00 per share.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Five Year Summary of Selected Consolidated Financial Data

(Stated in thousands except for per share data)

For the Years Ended December 31,	2009	2008	2007	2006	2005
Gross Sales	$4,395,718	$5,423,122	$5,279,653	$5,028,827	$4,304,187
Cash Discounts	(17,836)	(22,968)	(21,352)	(19,684)	(16,144)

Net Sales

	$4,377,882	$5,400,154	$5,258,301	$5,009,143	$4,288,043
Gross Margin	$854,950	$1,045,219	$1,032,318	$961,451	$811,034
Income before Cumulative Effect of Change in Accounting Principle	$37,277	$87,400	$83,421	$57,388	$22,398
Cumulative effect of change in accounting principle, net of $3,587 tax effect (A)	--	--	--	--	(5,634)

Net Income attributable to Graybar Electric

  Company, Inc.

	$37,277	$87,400	$83,421	$57,388	$16,764
Average common shares outstanding (B)	10,644	10,579	10,412	10,204	10,138
Income per share of common stock before cumulative effect of change in accounting principle (B)	$3.50	$8.26	$8.01	$5.62	$2.21
Cumulative effect of change in accounting principle per share of common stock (A) (B)	--	--	--	--	(0.56)
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A) (B)	$3.50	$8.26	$8.01	$5.62	$1.65

Cash Dividends per share of Common Stock

	$2.00	$2.00	$2.00	$2.00	$2.00
Total assets	$1,431,953	$1,556,199	$1,532,028	$1,508,246	$1,443,387
Total liabilities (C)	$893,784	$1,048,608	$1,048,649	$1,061,476	$1,058,118
Shareholders’ equity (C)	$538,169	$507,591	$483,379	$446,770	$385,269
Working capital	$424,993	$431,126	$394,291	$415,465	$398,889
Long-term debt	$80,959	$113,633	$115,419	$203,869	$233,527

(A)  2005 results reflect the adoption of a new accounting standard related to the consolidation of variable interest entities issued by the Financial Accounting Standards Board (“FASB”).

(B)   All periods adjusted for the declaration of a ten percent (10%) stock dividend declared in December 2009, a twenty percent (20%) stock dividend declared in December 2008, a twenty percent (20%) stock dividend declared in December 2007, a ten percent (10%) stock dividend declared in December 2006, and a five percent (5%) stock dividend declared in December 2005.  Prior to these adjustments, the average common shares outstanding for the years ending December 31, 2008, 2007, 2006, and 2005 were 9,617, 7,888, 6,442, and 5,818, respectively.

(C)  All periods adjusted for the January 1, 2009 adoption of accounting and disclosure requirements under generally accepted accounting principles in the US (“US GAAP”) issued by the FASB regarding noncontrolling interests in consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2009.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

The credit and financial market crisis that began in September 2008 abated somewhat during 2009, but credit availability continues to be tight throughout North America, particularly for building construction.  Spending on new construction and capital expenditures on plant and equipment during the year ended December 31, 2009 was well below the level of 2008 and had a considerable negative impact on the Company’s results of operations for the year ended December 31, 2009.

        Net sales declined 18.9% and gross margin decreased 18.2% during the year ended December 31, 2009, compared to the year ended December 31, 2008.  The Company believes that approximately two percentage points (2%) of the net sales decline is attributable to product price deflation.  Selling, general and administrative expenses also declined, but to a lesser extent than gross margin, resulting in a 52.3% decrease in income from operations during the year ended December 31, 2009, compared to 2008.

        The Company expects little, if any, improvement in the market for products sold by the Company during the first half of 2010, although the general economy appears to have entered the recovery stage following the recession that began in 2008.  As a result, the Company anticipates continued negative year-over-year comparisons of both net sales and gross margin for most of 2010, but a return to positive growth late in the year.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net Sales

	$4,377,882	100.0%	$5,400,154	100.0%	$5,258,301	100.0%
Cost of merchandise sold	(3,522,932)	(80.5)	(4,354,935)	(80.7)	(4,225,983)	(80.4)

Gross Margin

	854,950	19.5	1,045,219	19.3	1,032,318	19.6
Selling, general and administrative expenses	(745,886)	(17.0)	(857,970)	(15.9)	(838,693)	(15.9)
Depreciation and amortization	(39,352)	(0.9)	(37,980)	(0.7)	(36,351)	(0.7)
Other income, net	2,786	0.1	2,856	0.1	4,852	0.1

Income from Operations

	72,498	1.7	152,125	2.8	162,126	3.1
Interest expense, net	(9,967)	(0.2)	(12,539)	(0.2)	(17,080)	(0.3)
Income before provision for income taxes	62,531	1.5	139,586	2.6	145,046	2.8
Provision for income taxes	(25,089)	(0.6)	(52,026)	(1.0)	(61,418)	(1.2)

Net Income

	37,442	0.9	87,560	1.6	83,628	1.6

Net income attributable to noncontrolling

interests

	(165)	--	(160)	--	(207)	--

Net Income attributable to

Graybar Electric Company, Inc.

	$37,277	0.9%	$87,400	1.6%	$83,421	1.6%

2009 Compared to 2008

Net sales totaled $4,377,882 for the year ended December 31, 2009, compared to $5,400,154 for year ended December 31, 2008, a decrease of $1,022,272 or 18.9%.  Net sales to the electrical and comm/data market sectors during the year ended December 31, 2009 decreased 20.8% and 15.7%, respectively, compared to the year ended December 31, 2008.

        Gross margin decreased $190,269, or 18.2%, to $854,950 from $1,045,219, due to lower net sales for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The Company’s gross margin rate on net sales was 19.5% for the year ended December 31, 2009, compared to 19.3% in 2008.

        Selling, general and administrative expenses decreased $112,084, or 13.1%, to $745,886, for the year ended December 31, 2009, compared to $857,970 for the year ended December 31, 2008, mainly due to lower employee compensation and benefit costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2009 were 17.0%, up from 15.9% in 2008.

        Depreciation and amortization expenses for the year ended December 31, 2009 increased $1,372, or 3.6%, to $39,352 from $37,980 for the year ended December 31, 2008.  This increase was due primarily to an increase in information technology assets.  Depreciation and amortization expenses as a percentage of net sales increased to 0.9% for the year ended December 31, 2009, compared to 0.7% of net sales for the year ended December 31, 2008.

        Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $2,786 for the year ended December 31, 2009, compared to $2,856 for the year ended December 31, 2008.  Other income, net includes property impairment losses of $(576) for the year ended December 31, 2009, compared to property impairment losses of $(340) in the prior year.  The impairment losses were primarily on assets that were held for sale and expected to be disposed of within twelve months.  Gains on the sale of real and personal property, net of losses, were $524 for the year ended December 31, 2009, compared to losses on the disposal of property of $(108) for the year ended December 31, 2008.

        Income from operations totaled $72,498 for the year ended December 31, 2009, a decrease of $79,627, or 52.3%, from $152,125 for the year ended December 31, 2008.  The decrease was due to lower net sales and gross margin, higher depreciation and amortization expenses, and lower other income, net, partially offset by decreases in selling, general and administrative expenses.

        Interest expense, net declined $2,572, or 20.5%, to $9,967 for the year ended December 31, 2009 from $12,539 for the year ended December 31, 2008.  This reduction was mainly due to a lower level of outstanding long-term debt during the year ended December 31, 2009, compared to 2008.

        The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $62,531 for the year ended December 31, 2009, a decrease of $77,055, or 55.2%, compared to $139,586 for the year ended December 31, 2008.

        The Company’s total provision for income taxes decreased $26,937, or 51.8%, to $25,089 for the year ended December 31, 2009 from $52,026 the year ended December 31, 2008, as a result of lower income before provision for income taxes.  The Company’s effective tax rate increased to 40.1% for the year ended December 31, 2009, up from 37.3% for the year ended December 31, 2008.  The Company settled income tax-related issues during the year ended December 31, 2008, and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released, producing a lower effective tax rate for that period.  The effective tax rates for the years ended December 31, 2009 and 2008 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

        Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2009 decreased $50,123, or 57.3%, to $37,277 from $87,400 for the year ended December 31, 2008.

2008 Compared to 2007

Net sales totaled $5,400,154 for the year ended December 31, 2008, compared to $5,258,301 for the year ended December 31, 2007, an increase of $141,853, or 2.7%.  Increases in net sales were recorded in both of the primary market sectors in which the Company operates.  Net sales to the electrical market increased 2.3% and net sales to the comm/data market rose 2.7% for the year ended December 31, 2008, compared to 2007.  Net sales declined during the quarter ended December 31, 2008, compared to the same period of 2007, partially reducing the moderate growth in net sales recorded by the Company during the first three quarters of 2008.

Gross margin increased $12,901, or 1.2%, to $1,045,219 from $1,032,318, due to higher net sales volume, partially offset by higher costs of merchandise sold recorded during the year ended December 31, 2008, compared to 2007.  The Company’s gross margin rate on net sales decreased to 19.3% during the year ended December 31, 2008, down from 19.6% for the year ended December 31, 2007, largely due to increased price competition during the last half of 2008 and inventory markdowns during the fourth quarter of 2008, primarily on copper wire and cable.

Selling, general and administrative expenses increased $19,277, or 2.3%, to $857,970 for the year ended December 31, 2008, compared to $838,693 for the year ended December 31, 2007, mainly due to increased compensation costs and higher operating expenses.  Selling, general and administrative expenses as a percentage of net sales for the years ended December 31, 2008 and 2007 was 15.9%.

Depreciation and amortization expenses for the year ended December 31, 2008 increased $1,629, or 4.5%, to $37,980 from $36,351 in 2007, primarily due to higher levels of information technology assets and leasehold improvements.  Depreciation and amortization expenses as a percentage of net sales remained at 0.7% for the year ended December 31, 2008, compared to the year ended December 31, 2007.

Other income, net totaled $2,856 for the year ended December 31, 2008, compared to $4,852 for the year ended December 31, 2007.  Other income, net, consists primarily of gains on the disposal of property, impairment charges related mainly to assets held for sale, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  Losses on the disposal of property were $(108) for the year ended December 31, 2008, compared to gains of $1,483 for the year ended December 31, 2007.  Other income, net, for the year ended December 31, 2008 included property impairment losses of $(340), primarily on assets that were held for sale and expected to be disposed of within twelve months.  Other income, net, for the year ended December 31, 2007 included property impairment losses of $(1,727).

Income from operations totaled $152,125 for the year ended December 31, 2008, a decrease of $10,001, or 6.2%, from $162,126 for the year ended December 31, 2007.  The decrease was due to higher gross margin, more than offset by increases in selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

Interest expense, net declined $4,541, or 26.6%, to $12,539 for the year ended December 31, 2008 from $17,080 for the year ended December 31, 2007.  This reduction was mainly due to a lower level of outstanding long-term debt during the year ended December 31, 2008, compared to 2007.

The increase in gross margin, combined with increased selling, general and administrative expenses, higher depreciation and amortization expenses, lower other income, net, and lower interest expense, net, resulted in income before provision for income taxes of $139,586 for the year ended December 31, 2008, a decrease of $5,460, or 3.8%, compared to $145,046 for the year ended December 31, 2007.

The Company’s total provision for income taxes decreased $9,392 or 15.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, as a result of a lower effective tax rate.  The Company’s effective tax rate decreased to 37.3% for the year ended December 31, 2008, down from 42.3% in 2007.  This decrease was primarily due to reductions in unrecognized tax benefits, interest, and penalties, each of which had a favorable impact on income tax expense.  The effective tax rates for the years ended December 31, 2008 and 2007 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Co, Inc. for the year ended December 31, 2008 increased $3,979, or 4.8%, to $87,400 from $83,421 for the year ended December 31, 2007.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock issuances to the Company’s employees and long-term debt.

Cash Flow Information For the Years Ended December 31,	2009	2008	2007
Net cash provided by operations	$114,365	$148,628	$94,922
Net cash used by investing activities	(25,012)	(45,045)	(15,668)
Net cash used by financing activities	(55,932)	(39,307)	(65,297)
Net Increase in Cash	$33,421	$64,276	$13,957

Operating Activities

Net cash provided by operations was $114,365 for the year ended December 31, 2009, compared to $148,628 for the year ended December 31, 2008.  Positive cash flows from operations for the year ended December 31, 2009 were primarily due to net income of $37,442, adjusted for non-cash depreciation and amortization expenses of $39,352, a decrease in trade receivables of $82,378, and a decrease in merchandise inventory of $64,191, partially offset by decreases in trade accounts payable of $60,218 and accrued payroll and benefit costs of $53,645.

Trade receivables decreased during 2009, due primarily to an 18.9% decline in net sales for the year ended December 31, 2009, compared to the year ended December 31, 2008.  As a result of this sales decrease, the average number of days of sales outstanding at December 31, 2009, measured using annual sales, increased moderately, compared to the average number of days at December 31, 2008.  Average days of sales outstanding for the three month period ended December 31, 2009, however, remained flat, compared to the same three month period of 2008.  Average inventory turnover declined moderately for the year ending December 31, 2009, compared to the same period of 2008.  Merchandise inventory turnover for the three month period ended December 31, 2009, however, improved moderately, compared to the same three month period of 2008.

Current assets exceeded current liabilities by $424,993 at December 31, 2009, a decrease of $6,133, or 1.4%, from $431,126 at December 31, 2008.

Investing Activities

Net cash used by investing activities totaled $25,012 for the year ended December 31, 2009, compared to $45,045 for the year ended December 31, 2008.  Capital expenditures for property were $27,263 and $46,121, and proceeds from the disposal of property were $1,633 and $448, for the years ended December 31, 2009 and 2008, respectively.  The proceeds received resulted primarily from the sale of real property in 2009 and from the sale of personal property in 2008.  Cash received from the Company’s investment in affiliated company was $618 and $628, for the years ended December 31, 2009 and 2008, respectively, and relates to the Company’s membership in Graybar Financial Services, LLC.

Financing Activities

Net cash flows used by financing activities totaled $55,932 for the year ended December 31, 2009, compared to $39,307 for the year ended December 31, 2008.

Cash used to decrease short-term borrowings was $5,217 for the year ended December 31, 2009, compared to cash provided by short-term borrowings of $1,248 for the year ended December 31, 2008.  The Company reduced net long-term debt (including current portion) by $28,262 and capital lease obligations by $801 during the year ended December 31, 2009.  The Company reduced long-term debt, net of proceeds, by $28,939 and capital lease obligations by $451 during the year ended December 31, 2008.

Cash provided by the sale of common stock amounted to $11,392 and $10,866, and purchases of treasury stock were $11,901 and $8,413, for the years ended December 31, 2009 and 2008, respectively.  Cash paid to purchase noncontrolling interest stock was $109 and $99, and cash provided by the sale of noncontrolling interest stock was $464 and $0 for the years ended December 31, 2009 and 2008, respectively.  Cash dividends paid were $17,675 and $14,573, for the years ended December 31, 2009 and 2008, respectively.

Cash and cash equivalents were $163,864 at December 31, 2009, an increase of $33,421, or 25.6%, from $130,443 at December 31, 2008.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at December 31, 2009 and 2008.  The credit and financial market crisis which began in September 2008 severely impacted two banks that participate in the Company’s revolving credit facility.  The Company expects, however, that it will continue to have full access to this facility

At December 31, 2008, the Company had a $215,000 trade receivable securitization program that was scheduled to expire in October 2009.  Prior to expiration, the Company amended the program agreement, effective October 9, 2009, to reduce the program to a $100,000 facility that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

        The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at December 31, 2009 and 2008.

At December 31, 2009, the Company had available to it unused lines of credit amounting to $310,504, compared to $427,283 at December 31, 2008.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 92 basis points (0.92%) of the committed lines of credit.

Short-term borrowings outstanding during the years ended December 31, 2009 and 2008 ranged from a minimum of $11,189 and $15,240 to a maximum of $65,858 and $70,028, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of December 31, 2009 and 2008.

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

        As of December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

        Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2009 and 2008.

Contractual Obligations and Commitments

The Company has the following contractual obligations as of December 31, 2009:

		Payments due by period
Contractual obligations	Total	2010	2011 and 2012	2013 and 2014	After 2014
Long-term debt obligations	$131,405	$42,426	$48,819	$40,160	$--
Capital lease obligations	3,810	1,357	1,873	580	--
Operating lease obligations	104,164	22,910	29,462	17,359	34,433
Purchase obligations	533,807	533,807	--	--	--
Total	$773,186	$600,500	$80,154	$58,099	$34,433

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist primarily of open inventory purchase orders made in the normal course of business.  Many of these obligations may be cancelled with limited or no financial penalties.

The table above does not include $78,299 of accrued, unfunded pension cost, $82,567 of accrued, unfunded employment-related benefits cost, of which $74,336 is related to the Company’s postretirement benefit plan, and $3,754 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $40,600 to its defined benefit pension plan during 2010 that are not included in the table.  The Company contributed $35,097 to its defined benefit pension plan in 2009.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with US GAAP, which require the Company to make estimates and assumptions (see Note 2 in notes to the consolidated financial statements located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K).  The Company believes the following accounting policies have the potential to have a more significant impact on its financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistical services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

Income Taxes

The Company recognizes deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Uncertainty exists regarding tax positions taken in previously filed tax returns still subject to examination and positions expected to be taken in future returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.

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

Pension and Postretirement Benefits Plans

The Company’s pension and postretirement benefits obligations and expenses are determined based on the selection of certain assumptions developed by the Company and used by actuaries in calculating such amounts.  For the Company’s pension obligation, the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate used to discount plan liabilities.  For the Company’s postretirement benefits plan liability, the most significant assumption is the interest rate used to discount the plan obligations.  The following tables present key assumptions used to measure the pension and postretirement benefit obligation for 2009:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.00%	5.00%	6.00%
Expected return on plan assets	6.25%	8.00%	--	--

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefits obligations and future pension and postretirement benefits expense.  For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension expense for 2009 and the pension liability as of December 31, 2009 would have increased pension expense by $3,667 and the pension liability by $37,820, respectively.  Similarly, a one percent (1%) decrease in the discount rate would have increased 2009 postretirement benefits expense by $78 and the December 31, 2009 postretirement benefits liability by $4,970.

A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the pension plan in future years.  As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2009 pension expense by $3,323.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period.  These agreements typically provide for the incentives to be paid in arrears.  The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved.  The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold.  Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

New Accounting Standards

        Other than as noted below, no new accounting standards that were issued or became effective during 2009 have had or are expected to have a material impact on the Company’s consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements”.  The Update amends the guidance on fair value measurements that requires companies to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires companies to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, that is, Level 3 assets in the fair value hierarchy.  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity of Level 3 assets.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables that for the Company is effective for 2010, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of a selling price.  The Company is assessing the potential effect of this guidance on its consolidated financial statements, although it believes it will not be material due to the Company’s limited use of multiple deliverable arrangements.

In June 2009, the FASB issued authoritative guidance establishing two levels of US GAAP, authoritative and non-authoritative, and making the FASB Accounting Standards Codification (“ASC”) the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the SEC.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s consolidated financial statements.

The Company adopted new accounting guidance on subsequent events in June 2009.  This new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  The Company has included this disclosure in Note 2 in the notes to the consolidated financial statements located in Item 8.  “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Effective January 1, 2009, and in accordance with accounting standards issued by the FASB in December 2007, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity.  No purchases or sales of equity interests resulted in a change in control and such transactions were, therefore, accounted for as equity transactions.  Net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest expense is sensitive to changes in the general level of interest rates.  Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company’s debt portfolio.  A change in market interest rates on the fixed-rate portion of the debt portfolio impacts the fair value of the financial instrument, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable-rate portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value of the financial instrument.  To mitigate the cash flow impact of interest rate fluctuations on the cost of financing its capital assets, the Company generally maintains a significant portion of its long-term debt as fixed-rate in nature.

Based on $42,947 in variable-rate debt outstanding at December 31, 2009, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $429 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt (in thousands) and related weighted-average interest rates by expected maturity dates.

							December 31, 2009
Debt Instruments	2010	2011	2012	2013	2014	After 2015	Total	Fair Market Value
Long-term,
fixed-rate debt	$36,068	30,003	11,837	11,164	240	--	$89,312	$84,722
Weighted-average interest rate	6.98%	7.05%	6.51%	6.31%	4.65%	--

Long-term,
variable-rate debt	$--	--	--	27,715	--	--	$27,715	$27,715
Weighted-average interest rate	--	--	--	1.81%	--	--

Short-term, variable- rate borrowings	$15,232	--	--	--	--	--	$15,232	$15,232
Weighted-average interest rate	2.60%	--	--	--	--	--

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

The Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement in September 2000.  The swap agreement, which expires in July 2013, is based on a notional amount of $28,720.  The agreement calls for an exchange of interest payments, with the Company being paid a LIBOR-based floating rate and paying a fixed rate of 6.92%.  There is no exchange of the notional amount upon which the payments are based.  The fair value of the swap agreement at December 31, 2009 and 2008 was approximately $(4,969) and $(6,402), respectively.  The negative value of this agreement reflects the current low level of interest rates compared to market interest rates in September 2000, when the agreement was entered into.  A one percent (1%) increase in LIBOR for all maturities through July 2013 would have increased the fair value of the swap agreement by approximately $902 and $1,400 as of December 31, 2009 and 2008, respectively.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2009.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for its noncontrolling interests.

                                                                                                                                /s/ Ernst & Young LLP

St. Louis, Missouri

March 9, 2010

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands except per share data)	2009	2008	2007

Net Sales

	$4,377,882	$5,400,154	$5,258,301
Cost of merchandise sold	(3,522,932)	(4,354,935)	(4,225,983)
Gross Margin	854,950	1,045,219	1,032,318
Selling, general and administrative expenses	(745,886)	(857,970)	(838,693)
Depreciation and amortization	(39,352)	(37,980)	(36,351)
Other income, net	2,786	2,856	4,852
Income from Operations	72,498	152,125	162,126
Interest expense, net	(9,967)	(12,539)	(17,080)
Income before provision for income taxes	62,531	139,586	145,046
Provision for income taxes	(25,089)	(52,026)	(61,418)
Net Income	37,442	87,560	83,628
Net income attributable to noncontrolling interests	(165)	(160)	(207)
Net Income attributable to Graybar Electric Company, Inc.	$37,277	$87,400	$83,421
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$3.50	$8.26	$8.01

(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in December 2009, shares related to which were issued in February 2010.  Prior to the adjustment, the average common shares outstanding were 9,617 and 9,466 for the years ended December 31, 2008 and 2007, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in thousands except share and per share data)			2009	2008

ASSETS

Current Assets
Cash and cash equivalents			$163,864	$130,443
Trade receivables (less allowances of $6,217 and $7,563, respectively)			577,400	659,778
Merchandise inventory			309,622	373,813
Other current assets			27,353	30,873
Total Current Assets			1,078,239	1,194,907
Property, at cost
Land			47,743	45,630
Buildings			337,781	326,704
Furniture and fixtures			172,753	170,134
Software			76,906	76,906
Capital leases			5,205	2,413
Total Property, at cost			640,388	621,787
Less – accumulated depreciation and amortization			(336,686)	(309,728)
Net Property			303,702	312,059
Other Non-current Assets			50,012	49,233

                        Total Assets

			$1,431,953	$1,556,199

LIABILITIES

Current Liabilities
Short-term borrowings			$15,232	$20,449
Current portion of long-term debt			36,068	32,457
Trade accounts payable			451,279	511,497
Accrued payroll and benefit costs			66,939	120,584
Other accrued taxes			15,378	13,305
Dividends payable			10,660	8,925
Other current liabilities			57,690	56,564
Total Current Liabilities			653,246	763,781
Postretirement Benefits Liability			66,336	65,143
Pension Liability			77,699	96,784
Long-term Debt			80,959	113,633
Other Non-current Liabilities			15,544	9,267
Total Liabilities			893,784	1,048,608

SHAREHOLDERS’ EQUITY

	Shares at December 31,

        Capital Stock

	2009	2008
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,638,604	7,822,677
Issued to shareholders	1,984,686	1,872,801
In treasury, at cost	(24,808)	(32,661)
Outstanding Common Stock	10,598,482	9,662,817	211,970	193,256
Common shares subscribed	502,875	592,104	10,058	11,842
Less subscriptions receivable	(502,875)	(592,104)	(10,058)	(11,842)

        Retained Earnings

			423,920	425,276
Accumulated Other Comprehensive Loss			(102,599)	(114,869)

        Total Graybar Electric Company, Inc. Shareholders’ Equity

			533,291	503,663

        Noncontrolling Interests

			4,878	3,928
Total Shareholders’ Equity			538,169	507,591
Total Liabilities and Shareholders’ Equity			$1,431,953	$1,556,199

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2009	2008	2007
Cash Flows from Operations
Net Income	$37,442	$87,560	$83,628
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	39,352	37,980	36,351
Deferred income taxes	941	1,654	19,364
Net (gains) losses on disposal of property	(524)	108	(1,483)
Losses on impairment of property	576	340	1,727
Net income attributable to noncontrolling interests	(165)	(160)	(207)
Changes in assets and liabilities:
Trade receivables	82,378	43,091	(4,679)
Merchandise inventory	64,191	23,263	(11,597)
Other current assets	3,520	(10,738)	(833)
Other non-current assets	(1,397)	(12,048)	(11,637)
Trade accounts payable	(60,218)	(3,538)	11,627
Accrued payroll and benefit costs	(53,645)	3,301	4,734
Other current liabilities	13,529	(13,397)	(12,494)
Other non-current liabilities	(11,615)	(8,788)	(19,579)
Total adjustments to net income	76,923	61,068	11,294
Net cash provided by operations	114,365	148,628	94,922

Cash Flows from Investing Activities

Proceeds from disposal of property	1,633	448	10,912
Capital expenditures for property	(27,263)	(46,121)	(27,123)
Investment in affiliated company	618	628	543
Net cash used by investing activities	(25,012)	(45,045)	(15,668)

Cash Flows from Financing Activities

Net (decrease) increase in short-term borrowings	(5,217)	1,248	5,534
Repayment of long-term debt	(32,085)	(31,894)	(60,927)
Proceeds from long-term debt	--	4,009	--
Principal payments under capital leases	(801)	(451)	(422)
Sales of common stock	11,392	10,866	9,890
Purchases of treasury stock	(11,901)	(8,413)	(6,436)
Sales of noncontrolling interests’ common stock	464	--	592
Purchases of noncontrolling interests’ common stock	(109)	(99)	(1,084)
Dividends paid	(17,675)	(14,573)	(12,444)
Net cash used by financing activities	(55,932)	(39,307)	(65,297)

Net Increase in Cash

	33,421	64,276	13,957
Cash, Beginning of Year	130,443	66,167	52,210
Cash, End of Year	$163,864	$130,443	$66,167

Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisition of equipment under capital leases	$2,793	$--	$--
Cash Paid During the Year for:
Interest, net of amounts capitalized	$10,470	$13,527	$17,583
Income taxes, net of refunds	$19,965	$44,656	$57,472

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)

Common

	Stock

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

					Equity

Balance, December 31, 2006

	$128,780	$342,878	$(29,187)	$4,299	$446,770
Cumulative impact of change in accounting for uncertainties in income taxes (Note 3)		(406)			(406)
January 1, 2007, as adjusted	128,780	342,472	(29,187)	4,299	446,364
Net income		83,421		207	83,628
Foreign currency translation			6,285	414	6,699
Unrealized loss from interest rate swap (net of tax of $355)			(557)		(557)
Pension and postretirement benefits liability adjustment (net of tax of $19,599)			31,267		31,267
Comprehensive income					121,037
Adoption of change in accounting for pension and postretirement benefits liability (Note 7)			(73,707)		(73,707)
Stock issued	9,890			592	10,482
Stock purchased	(6,436)			(1,084)	(7,520)
Dividends declared	26,399	(39,676)			(13,277)

Balance, December 31, 2007

	$158,633	$386,217	$(65,899)	$4,428	$483,379
Net income		87,400		160	87,560
Foreign currency translation			(8,839)	(561)	(9,400)
Unrealized loss from interest rate swap (net of tax of $906)			(1,423)		(1,423)
Pension and postretirement benefits liability adjustment (net of tax of $24,644)			(38,708)		(38,708)
Comprehensive income					38,029
Stock issued	10,866				10,866
Stock purchased	(8,413)			(99)	(8,512)
Dividends declared	32,170	(48,341)			(16,171)

Balance, December 31, 2008

	$193,256	$425,276	$(114,869)	$3,928	$507,591
Net income		37,277		165	37,442
Foreign currency translation			6,955	430	7,385
Unrealized gain from interest rate swap (net of tax of $557)			875		875
Pension and postretirement benefits liability adjustment (net of tax of $2,827)			4,440		4,440
Comprehensive income					50,142
Stock issued	11,392			464	11,856
Stock purchased	(11,901)			(109)	(12,010)
Dividends declared	19,223	(38,633)			(19,410)

Balance, December 31, 2009

	$211,970	$423,920	$(102,599)	$4,878	$538,169

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2009 and 2008 and

for the Years Ended December 31, 2009, 2008, and 2007

(Stated in thousands except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state and local governments, commercial users, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies conform to generally accepted accounting principles in the US (“US GAAP”) and are applied on a consistent basis among all years presented, and are described below.

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

      In accordance with the accounting standards issued by the Financial Accounting Standards Board (“FASB”) in December 2007, and contained in the FASB’s Accounting Standards Codification (“ASC” or the “Codification”) effective January 1, 2009, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity.  No purchases or sales of equity interests resulted in a change in control and such transactions were, therefore, accounted for as equity transactions.  Net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

      The Company has reclassified its noncontrolling interests to shareholders’ equity for all periods presented.  The Company also adjusted its net income to include the net income attributable to the noncontrolling interests.  Consolidated comprehensive income was also adjusted to include the comprehensive income attributable to the noncontrolling interests.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in these financial statements.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistical services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $32,947, $47,574, and $48,314 for the years ended December 31, 2009, 2008, and 2007, respectively.

Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company accounts for cash on hand, deposits in banks, and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2009
Allowance for cash discounts	$1,515	$17,836	$(18,150)	$1,201
Allowance for doubtful accounts	6,048	7,581	(8,613)	5,016
Total	$7,563	$25,417	$(26,763)	$6,217

For the Year Ended December 31, 2008
Allowance for cash discounts	$1,545	$22,968	$(22,998)	$1,515
Allowance for doubtful accounts	6,703	4,453	(5,108)	6,048
Total	$8,248	$27,421	$(28,106)	$7,563

For the Year Ended December 31, 2007
Allowance for cash discounts	$1,305	$21,352	$(21,112)	$1,545
Allowance for doubtful accounts	7,217	4,287	(4,801)	6,703
Total	$8,522	$25,639	$(25,913)	$8,248

Merchandise Inventory

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues.  Had the first-in, first-out (“FIFO”) method been used, inventory would have been approximately $107,655 and $123,377 greater than reported under the LIFO method at December 31, 2009 and 2008, respectively.  In 2009 and 2008, the Company liquidated portions of previously created LIFO layers resulting in decreases in cost of merchandise sold of $(16,685) and $(4,554), respectively.  The Company did not liquidate any portion of previously created LIFO layers in 2007.

The Company makes provisions for obsolete or slow-moving inventories as necessary to reflect reductions in inventory value.  Reserves for excess and obsolete inventories were $3,900 and $4,600 at December 31, 2009 and 2008, respectively.  The change in the reserves for excess and obsolete inventories, included in cost of merchandise sold, was $(700), $(800), and $(1,160) for the years ended December 31, 2009, 2008, and 2007, respectively.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period.  These agreements typically provide for the incentives to be paid in arrears.  The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved.  The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold.  Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

Property and Depreciation

The Company provides for depreciation and amortization using the straight-line method over the following estimated useful asset lives:

Classification	Estimated Useful Asset Life
Buildings	42 years
Leasehold improvements	Over the shorter of the asset’s life or the lease term
Furniture, fixtures, equipment and software	3 to 14 years
Assets held under capital leases	Over the shorter of the asset’s life or the lease term

Depreciation expense was $25,222, $25,101, and $24,168 in 2009, 2008, and 2007, respectively.

At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases capitalized during the year ended December 31, 2009 were $2,793.  There were no assets held under capital leases capitalized in 2008.

Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the life of property are capitalized.

The Company capitalizes interest expense on major construction and development projects while in progress.  Interest capitalized in 2009, 2008, and 2007 was $269, $82, and $21, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  The Company capitalized software and software development costs of $3,307 and $5,806 in 2009 and 2008, respectively, and the amounts are recorded in furniture and fixtures.

Unamortized software totaled $12,436 and $22,385 at December 31, 2009 and 2008, respectively.  The estimated useful life of capitalized software is eight years.

The Company reviews long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as to be held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.

The Company had various properties listed for sale in 2009 and 2008.  The net book value of some of these properties exceeded the expected selling price less estimated selling expenses.  The Company determined that the expected sales of these various properties met the impairment recognition criteria for assets held for sale as outlined in the Codification as it relates to property, plant and equipment.

The Company recorded impairment losses totaling $(576) and $(340) to account for the expected losses on those assets to be held and used where the carrying amount exceeded the estimated fair value of the assets and for the sale of properties classified as held for sale for the years ended December 31, 2009 and 2008, respectively.  The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2009 and 2008.

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

Fair Value

The Company endeavors to utilize the best available information in measuring fair value.  US GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  The Company has used fair value measurements to value its pension plan assets and interest rate swap.

Derivative Financial Instruments

The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under a certain lease arrangement.  The Company’s interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis.

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  At December 31, 2009 and 2008, the Company recorded a liability of $(4,969) and $(6,402), respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap.  The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the consolidated statements of income during 2009, 2008, and 2007.  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $781 and $445 during the years ended December 31, 2009 and 2008, respectively.  Unrealized gains (losses) (net of tax) of $875, $(1,423), and $(557) related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2009, 2008, and 2007, respectively.  The amount of loss (net of tax) expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,141.  At December 31, 2009 and 2008, cumulative unrealized net losses related to the swap of $(3,037) and $(3,912) (net of tax) were recorded in accumulated other comprehensive loss.  These deferred gains and losses are recognized in interest expense, net in the period in which the related interest payments being hedged are recognized in expense.

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

Goodwill

The Company’s goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  The annual impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount.  The fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2009, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill.  At December 31, 2009 and 2008, the Company had $6,680 of goodwill included in other non-current assets in its consolidated balance sheets.

Income Taxes

The Company recognized deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Uncertainty exists regarding tax positions taken in previously filed tax returns still subject to examination and positions expected to be taken in future returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.

Other Postretirement Benefits

The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plans

The Company sponsors defined benefit pension plans accounted for by accruing the cost to provide the benefits over the employees’ period of active service.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plans.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the December 31, 2009 presentation.

New Accounting Standards

Other than those noted below, no new accounting standards that were issued or became effective during 2009 have had or are expected to have a material impact on the Company’s consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements”.  The Update amends the guidance on fair value measurements that requires companies to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires companies to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, that is, Level 3 assets in the fair value hierarchy.  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity of Level 3 assets.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables that for the Company is effective for 2010, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of a selling price.  The Company is assessing the potential effect of this guidance on its consolidated financial statements, although it believes it will not be material due to the Company’s limited use of multiple deliverable arrangements.

In June 2009, the FASB issued authoritative guidance establishing two levels of US GAAP, authoritative and non-authoritative, and making the Codification the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the SEC.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s consolidated financial statements.

Effective January 1, 2009, and in accordance with accounting standards issued by the FASB in December 2007, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity.  No purchases or sales of equity interests resulted in a change in control and such transactions were, therefore, accounted for as equity transactions.  Net income attributable to the noncontrolling interests is separately identified and included in net income in the income statement.

        The Company has reclassified its noncontrolling interests to shareholders’ equity for all periods presented.  The Company also adjusted its net income to include the net income attributable to the noncontrolling interests.  Consolidated comprehensive income was also adjusted to include the comprehensive income attributable to the noncontrolling interests.

3. INCOME TAXES

        The Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities calculated using enacted applicable tax rates.  The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.

The Company had $6,980 of unrecognized tax benefits recorded in its statement of financial position as of January 1, 2007 as a result of new accounting guidance issued regarding the recognition threshold and measurement attribute for uncertainty in income taxes recognized in an enterprise’s financial statements.  Of this amount, $406 was recorded as a reduction to the January 1, 2007 balance of retained earnings.  The Company’s unrecognized tax benefits of $3,754 and $3,874 as of December 31, 2009 and 2008 are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2009 and 2008 were as follows:

	2009	2008
Balance at January 1:	$3,874	$6,945
Additions based on tax positions related to current year	650	609
Additions based on tax positions of prior years	--	--
Reductions for tax positions of prior years	(770)	(3,144)
Settlements	--	(536)
Balance at December 31:	$3,754	$3,874

There are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, included in the balance at December 31, 2009.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,103 and $1,115 in interest and penalties in its statement of financial position at December 31, 2009 and 2008, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.  The Company settled income tax-related issues during the first quarter of 2008 and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released.  This resulted in a lower state effective tax rate for the year ended December 31, 2008, compared to the years ended December 31, 2009 and 2007.

The Company’s federal income tax returns for the tax years 2006 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company closed an examination conducted by the IRS of its 2007 federal income tax return during the fourth quarter of 2009.  The results of this examination are included in the 2009 provision for income taxes.  The examination outcome did not have a material effect on the Company’s financial results or its effective tax rate.  The Company has not agreed to extend its federal statute of limitations for the 2006 tax year as of December 31, 2009.  The federal statute of limitations for the 2006 tax year will expire on September 15, 2010.  The Company’s state income tax returns for 2005 through 2008 remain subject to examination by various state authorities with the latest period closing on December 31, 2013.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2005.  Such statutes of limitations will expire on or before November 15, 2010 unless extended.

The provisions for income taxes recorded in the consolidated statements of income are as follows:

For the Year Ended December 31,	2009	2008	2007
Federal income tax
Current	$21,633	$44,127	$38,184
Deferred	777	4,930	17,823

State income tax
Current	2,515	6,245	3,870
Deferred	164	(3,276)	1,541
Provision for income taxes	$25,089	$52,026	$61,418

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2009	2008
Postretirement benefits	$29,837	$29,256
Payroll accruals	3,176	2,735
Bad debt reserves	2,132	2,487
Other deferred tax assets	11,709	12,000
Prepaid pension	24,716	33,106
Inventory	3,098	3,639
Subtotal	74,668	83,223
less: valuation allowances	(2,492)	(2,261)
Deferred tax assets	72,176	80,962

Fixed assets	(17,212)	(17,954)
Computer software	(4,837)	(8,708)
Other deferred tax liabilities	(4,482)	(4,178)
Deferred tax liabilities	(26,531)	(30,840)
Net deferred tax assets	$45,645	$50,122

Deferred tax assets included in other current assets were $14,126 and $17,087 at December 31, 2009 and 2008, respectively.  Deferred tax assets included in other non-current assets were $31,519 and $33,035 at December 31, 2009 and 2008, respectively.  The Company’s deferred tax assets include foreign net operating losses of $231 as of December 31, 2009 that expire in 2016.  There were no foreign net operating losses included in the Company’s deferred tax assets as of December 31, 2008.  The Company’s deferred tax assets also include state net operating loss carryforwards of $2,091 and $1,816 as of December 31, 2009 and 2008, respectively, that expire between 2009 and 2029.  The Company’s deferred tax assets also include capital loss carryforwards of $2,261 and $2,261 as of December 31, 2009 and 2008, respectively, that expire in 2013.  Due to uncertainty surrounding utilization, full valuation allowances against these capital loss and foreign net operating loss carryforwards have been established.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

For the Years Ended December 31,	2009	2008	2007
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal benefit	2.3	1.5	4.2
Other, net	2.8	0.8	3.2
Effective tax rate	40.1%	37.3%	42.4%

4. CAPITAL STOCK

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its stock.  Shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) may not be sold by the holder thereof, except after first offering them to the Company.  The Company may buy any common shares so offered at the price at which they were issued ($20.00 per share) with appropriate adjustments for current dividends.

During 2009, the Company offered to eligible employees and qualified retirees the right to subscribe to 850,000 shares of common stock at $20.00 per share in accordance with the provisions of the Company’s Three-Year Common Stock Purchase Plan dated June 14, 2007.  This resulted in the subscription of 502,875 shares ($10,058).  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 9, 2010; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 9, 2010, in the case of shares paid for prior to January 9, 2010.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2009	595,073	602,926
2008	420,634	422,454
2007	321,820	298,061

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01), on June 10, 2004.  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company.  There were no shares of preferred stock outstanding at December 31, 2009 and 2008.

On December 10, 2009, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 4, 2010.  The stock was issued on February 1, 2010.  On December 11, 2008, the Company declared a twenty percent (20%) common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 5, 2009.  The stock was issued February 2, 2009.  On December 13, 2007, the Company declared a twenty percent (20%) common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 3, 2008.  The stock was issued February 1, 2008.

5. NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2009, as a result of the stock dividend declared on December 10, 2009 payable to shareholders of record on January 4, 2010.  Shares representing this dividend were issued on February 1, 2010.  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a ten percent (10%) stock dividend declared in 2009, a twenty percent (20%) stock dividend in 2008, and a twenty percent (20%) stock dividend in 2007.  The average number of shares used in computing net income per share of common stock at December 31, 2009, 2008, and 2007 was 10,643,673, 10,578,559, and 10,411,686, respectively.

6. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2009	2008
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005 through July 2011	$28,571	$42,858
Variable rate lease arrangement, secured by facilities, due July 2013	27,715	27,715
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in October 2003 through April 2013	26,250
		33,750
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May 2001 through November 2010, with a final payment of $3,094 due in May 2011	9,285
		15,475
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003 through June 2013	14,545
		18,180
5.87% note, secured by facility, due in monthly installments of principal and interest of $30 through June 2010, with a final payment of $2,961 due in July 2010	3,041
		2,765
5.79% note, secured by facility, due in monthly installments of principal and interest of $36 through October 2013, with a final payment of $3,283 due November 2013	4,088	3,670
6.48% capital lease, secured by equipment, due in monthly installments of principal and interest of $47 beginning in January 2007 through December 2011	1,060
		1,541
3.49% to 5.97% capital leases, secured by equipment, various maturities	2,472	--
Fixed and variable rate mortgages, secured by facilities, various maturities	--	136
	$117,027	$146,090
Less current portion	(36,068)	(32,457)
Long-term Debt	$80,959	$113,633

Long-term Debt matures as follows:
2010	$36,068
2011	30,003
2012	11,837
2013	38,879
2014	240
After 2014	--
$117,027

The net book value of property securing various long-term debt instruments was $28,305 and $28,841 at December 31, 2009 and 2008, respectively.

The Company’s borrowings under short-term credit agreements typically consist of issuances of commercial paper under the trade receivable securitization program and draws against both a revolving credit agreement and bank lines of credit.

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at December 31, 2009 and 2008.

At December 31, 2008, the Company had a $215,000 trade receivable securitization program that was scheduled to expire in October 2009.  Prior to expiration, the Company amended the program agreement, effective October 9, 2009, to reduce the program to a $100,000 facility that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (GCC), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at December 31, 2009 and 2008.

At December 31, 2009, the Company had available to it unused lines of credit amounting to $310,504, compared to $427,283 at December 31, 2008.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 92 basis points (0.92%) of the committed lines of credit as of December 31, 2009.

Short-term borrowings outstanding during 2009 and 2008 ranged from a minimum of $11,189 and $15,240 to a maximum of $65,858 and $70,028, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2009 and 2008 amounted to approximately $18,000 and $23,000 at weighted-average interest rates of 2.19% and 4.61%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2009 was 2.60%.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants as of December 31, 2009 and 2008.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $4,590 and $2,741 at December 31, 2009 and 2008, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of the Company’s variable-rate short- and long-term debt approximates its carrying value at December 31, 2009 and 2008, respectively.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s final average earnings and years of service.  Employees become one hundred percent (100%) vested after five years of service regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in equity and fixed income securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees.  Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Benefits are provided through insurance coverage with premiums based on the benefits paid during the year.  The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2009 and 2008.

In September 2006, the FASB issued guidance on accounting and reporting for defined benefit pension and other postretirement benefit plans.  This guidance required that a company recognize a net liability or asset, to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheet, and measure benefit plan assets and obligations as of the company’s balance sheet date.  The guidance became effective for the fiscal year ending after June 15, 2007, for employers, such as the Company, that do not issue publicly-traded securities.  At December 31, 2007, the Company adopted this accounting guidance and recorded an after-tax charge to accumulated other comprehensive loss of $73,707.

The guidance also required that the measurement date of the benefit plan assets and obligations be a firm’s fiscal year-end, effective for fiscal years ending after December 15, 2008.  The Company has, for many years, used its year-end balance sheet date as the benefit plan measurement date and, as a result, the new measurement date requirement did not have an effect on the Company’s financial statements in 2008.

The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Projected benefit obligation	$(376,651)	$(356,085)	$(74,336)	$(73,143)
Fair value of plan assets	298,352	258,701	--	--
Funded status	$(78,299)	$(97,384)	$(74,336)	$(73,143)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $309,594 and $281,073 at December 31, 2009 and 2008, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Current accrued benefit cost	$(600)	$(600)	$(8,000)	$(8,000)
Non-current accrued benefit cost	(77,699)	(96,784)	(66,336)	(65,143)
Net amount recognized	$(78,299)	$(97,384)	$(74,336)	$(73,143)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Net actuarial loss	$97,656	$107,253	$17,656	$16,697
Prior service cost (gain)	4,974	3,775	(11,856)	(14,855)
Accumulated other comprehensive loss, net of tax	$102,630	$111,028	$5,800	$1,842

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2010, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$7,149	$1,014
Prior service cost (gain)	935	(1,332)
Accumulated other comprehensive loss, net of tax	$8,084	$(318)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.00%	5.00%	6.00%
Rate of compensation increase	4.00%	4.25%	--	--
Health care cost trend on covered charges	--	--	7% / 5%	8% / 5%

For measurement of the postretirement benefit obligation, a 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2009.  This rate is assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Employer contributions	$35,097	$54,137	$8,703	$8,786
Participant contributions	$--	$--	$2,209	$2,365
Benefits paid	$(30,881)	$(18,613)	$(10,912)	$(11,151)

The Company expects to make contributions totaling $40,600 to its defined benefit pension plan during 2010.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2010	$25,600	$8,000
2011	27,000	7,000
2012	28,000	7,000
2013	29,000	7,000
2014	30,000	7,000
After 2014	170,000	37,000

The investment objective of the Company’s defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan.  The Company’s pension plan seeks to allocate plan assets in a manner that that is closely duration-matched with the actuarial projected cash flow liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity.

Asset allocation information for the pension plan at December 31, 2009 and 2008 is as follows:

Investment	2009 Actual Allocation	2009 Target Allocation Range	2008 Actual Allocation	2008 Target Allocation Range
Equity securities-US	7%	3-15%	12%	3-15%
Equity securities-International	10%	3-15%	8%	3-15%
Fixed income investments-US	63%	35-75%	50%	40-80%
Fixed income investments-International	5%	3-15%	5%	3-10%
Absolute return	7%	5-15%	6%	5-15%
Real assets	5%	3-10%	7%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	2%	0-3%	11%	0-3%
Total	100%	100%	100%	100%

The following is a description of the valuation methodologies used for assets held by the pension plan measured at fair value:

Equity securities

Equity securities and certain commingled equity funds are valued at the closing price reported on the active market on which the individual securities are traded.  Other equity mutual funds are valued by the fund manager based on the fair value of the underlying assets held by the fund.

Fixed income investments

Government, government agency, and certain corporate bonds are valued using the closing price reported on the active market on which the securities are traded.  Investments in a mortgage-backed securities fund are valued by the fund manager using models with readily observable market data as inputs, adjusted for potentially lower trading activity in the market for mortgage-backed securities.  Commingled institutional fixed income funds are valued by the fund manager based on the fair value of the underlying assets held by the fund.

Absolute return

Investments in absolute return funds utilize a hedge “fund of funds” approach.  Units of the funds are not available on any active exchange.  Valuations are based on unobservable inputs and reported at estimated fair value as determined by the fund manager.

Real Assets

        Real asset investments are made primarily in real estate investments trusts and natural resource funds.  Fund values are primarily determined by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market-based comparable data.

Private equity

Private equity investments are valued by the fund manager based on the fair value of the underlying assets held by the fund.

Short-term investments

Short-term investments are carried at cost, which approximates fair value, and are listed at Level 3 in the fair value hierarchy since they are not traded on listed exchanges and the valuation methodology uses significant assumptions that are not directly observable.

The methods described above may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its pension plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level within the fair value hierarchy, the pension plan’s assets measured at fair value as of December 31, 2009:

Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US	$7,069	$14,448	$--	$21,517
Equity securities - International	--	29,827	--	29,827
Fixed income investments - US	112,541	75,858	--	188,399
Fixed income investments - International	--	--	15,119	15,119
Absolute return	--	--	20,978	20,978
Real assets	3,880	--	9,486	13,366
Private equity	--	--	3,317	3,317
Short-term investments	--	--	5,829	5,829
Total	$123,490	$120,133	$54,729	$298,352

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended December 31, 2009:

	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$14,095	$19,212	$12,559	$3,040	$28,330	$77,236
Realized gains/(losses)	7	(3)	(4)	96	--	96
Unrealized gains/(losses)	1,104	1,775	(3,013)	(341)	--	(475)
Purchases, sales, issuances and settlements (net)	(87)	(6)	(56)	522	(22,501)	(22,128)
Balance, end of year	$15,119	$20,978	$9,486	$3,317	$5,829	$54,729

There have been no changes in the methodologies used by the Company to determine fair value at December 31, 2009 or 2008.

The Company also provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees.  Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally based on the profitability of the Company.  Cost recognized by the Company under the profit-sharing portion of the plan was $27,645, $53,889, and $52,912 for the years ended December 31, 2009, 2008 and 2007, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA and the Pension Protection Act of 2006.

The net periodic benefit cost for the years ended December 31, 2009, 2008, and 2007 included the following components:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$15,710	$15,019	$14,066	$1,931	$2,056	$1,899
Interest cost	21,572	20,069	17,500	4,168	4,461	4,851
Expected return on plan assets	(19,495)	(21,259)	(15,398)	--	--	--
Amortization of:
Net actuarial loss	10,181	9,860	10,740	1,439	2,101	2,639
Prior service cost (gain)	1,248	1,262	1,158	(2,456)	(2,457)	(2,457)
Curtailment loss (gain)	542	--	--	(2,452)	--	--
Net periodic benefit cost	$29,758	$24,951	$28,066	$2,630	$6,161	$6,932

In 2009, as a result of reductions in its workforce, the Company recorded a $(542) curtailment loss and a $2,452 curtailment gain in the income statement for the defined benefit pension plan and postretirement benefits plan, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.00%	6.00%	6.00%	5.75%	5.75%
Expected return on plan assets	6.25%	8.00%	8.00%	--	--	--
Rate of compensation increase	3.80%	4.25%	4.25%	--	--	--
Health care cost trend on covered charges	--	--	--	8% / 5%	9%/ 5%	10% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from the plan’s actuary and pension fund investment advisors, and also considering actual plan experience and historical and anticipated rates of return on the various classes of assets in which the plan invests.  The Company has elected to use an expected long-term rate of return on plan assets of 6.25%.  The Company anticipates that its investment managers will continue to generate long-term returns consistent with its assumed rate, despite periodic fluctuations in market performance.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2009.  The rate was assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

8. COMMITMENTS AND CONTINGENCIES

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

        As of December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2008, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,862, long-term debt of $27,715, and a noncontrolling interest of $1,005.

        Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2009 and 2008.

Rental expense was $27,185, $29,104 and $27,687 in 2009, 2008, and 2007, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2010	$22,910
2011	16,550
2012	12,912
2012	9,520
2014	7,839
After 2014	34,433

The Company entered into a swap agreement to manage interest rates on amounts due under the lease arrangement discussed above in September 2000.  The swap agreement, which expires in July 2013, is based on a notional amount of $28,720.  The agreement calls for an exchange of interest payments with the Company receiving payments on a LIBOR-based floating rate and making payments based on a fixed rate of 6.92%.  There is no exchange of the notional amount upon which the payments are based.  As discussed in Note 2 to the consolidated financial statements, the swap is designated as a completely effective cash flow hedge of the variable interest payments due under the lease.  The fair value of the swap was $(4,969) and $(6,402) at December 31, 2009 and 2008, respectively, and is recorded in other current liabilities in the consolidated balance sheet.

The Company and its subsidiaries are subject to various claims, disputes, administrative, and legal matters incidental to the Company’s past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with US GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range.  If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.  While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period in which such matters are resolved or a better estimate becomes available.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2009	2008
Currency translation	$8,868	$1,913
Unrealized loss from interest rate swap	(3,037)	(3,912)
Pension liability	(102,630)	(111,028)
Postretirement benefits liability	(5,800)	(1,842)
Accumulated other comprehensive loss	$(102,599)	$(114,869)

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2009 and 2008, adjusted for the declaration of stock dividends of ten percent (10%) and twenty percent (20%) in 2009 and 2008, respectively, is as follows:

	2009
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,057,548	$1,121,592	$1,124,107	$1,074,635
Gross margin	$207,239	$217,916	$215,825	$213,970
Net income attributable to the Company	$2,485	$8,321	$10,019	$16,452
Net income attributable to the Company per share of common stock (A)	$0.23	$0.78	$0.94	$1.55

(A)   All periods adjusted for a ten percent (10%) stock dividend declared in December 2009.  Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2009 were 9,748,124, 9,688,326, and 9,660,951 respectively.

	2008
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,282,674	$1,420,719	$1,449,643	$1,247,118
Gross margin	$251,018	$273,369	$262,318	$258,514
Net income attributable the Company	$18,950	$28,416	$19,571	$20,463
Net income attributable to the Company per share of common stock (B)	$1.79	$2.69	$1.85	$1.93

(B)  All periods adjusted for a ten percent (10%) stock dividend declared in December 2009 and a twenty percent (20%) stock dividend declared in December 2008.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2008 were 8,017,022, 8,005,177, 8,011,426, and 8,022,149, respectively.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009 was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption “Proposal 1– Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2010 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof.

The information with respect to the Company’s audit committee and audit committee financial expert, and nominating committee required to be included pursuant to this Item 10 will be included under the caption “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information with respect to executive compensation, the Company’s advisory compensation committee, and the compensation committee interlocks and insider participation required to be included pursuant to this Item 11 will be included under the captions “Information About the Board of Directors and Corporate Governance Matters” and “Compensation Discussion and Analysis” in the Information Statement and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

At the date of this report, other than as described under the caption “Transactions with Director” in the Information Statement, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and the beneficial owner of more than five percent (5%) of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals.   If there is any change in that regard prior to the filing of the Information Statement, such information will be included under such caption in the Information Statement and shall be incorporated by reference.

The information with respect to director independence and to corporate governance required to be included pursuant to this Item 13 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information about the Board of Directors and Corporate Governance Matters” in the Information Statement and is incorporated herein by reference.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2009 Annual Report on Form 10-K.

		1.	Index to Financial Statements

			(i)	Consolidated Statements of Income for each of the three years ended December 31, 2009 (page 21).

			(ii)	Consolidated Balance Sheets, as of December 31, 2009 and 2008 (page 22).

			(iii)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009 (page 23).

			(iv)	Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2009 (page 24).

			(v)	Notes to Consolidated Financial Statements (pages 25 to 38).

			(vi)	Report of Independent Registered Public Accounting Firm (page 20).

		2.	Index to Financial Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

		3.	Exhibits

The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

		(3)	(i)	Articles of Incorporation

(a)

Restated Certificate of Incorporation, as amended, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-15761) filed with the United States Securities and Exchange Commission (the ‘Commission”) on November 7, 1996 and incorporated herein by reference.

(b)

Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 4(ii) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) filed with the Commission on August 26, 2004 and incorporated herein by reference.

			(ii)	Bylaws

(a)

By-laws as amended through December 10, 2009 filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

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

(i)

Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 000-00255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

(ii)

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2009, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 000-00255) and incorporated herein by reference.*

(iii)

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 000-00255) and incorporated herein by reference.*

(iv)

Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

(v)

Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 (Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated September 25, 2009, and signed September 30, 2009, filed as Exhibit 10(v) to the Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 9, 2009, and signed October 14, 2009, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed October 15, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

(vi)

Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc., Bank of America N.A., as Agent, and other banks named therein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 000-00255) and incorporated herein by reference.

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

*Compensation arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of March 2010.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ R. A. REYNOLDS, JR.
(R. A. Reynolds, Jr., Chairman of the Board and President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 9, 2010.

/s/ R. A. REYNOLDS, JR.	Director, Chairman of the Board and President
(R. A. Reynolds, Jr.)	(Principal Executive Officer)

/s/ D. B. D’ALESSANDRO	Director
(D. B. D’Alessandro)	(Principal Financial Officer)

/s/ MARTIN J. BEAGEN	Vice President and Controller
(Martin J. Beagen)	(Principal Accounting Officer)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ T. S. GURGANOUS	Director
(T. S. Gurganous)

/s/ R. R. HARWOOD	Director
(R. R. Harwood)

/s/ F. H. HUGHES	Director
(F. H. Hughes)

/s/ R. C. LYONS	Director
(R. C. Lyons)

SIGNATURES CONTINUED

/s/ K. M. MAZZARELLA	Director
(K. M. Mazzarella)

/s/ R. D. OFFENBACHER	Director
(R. D. Offenbacher)

/s/ B. L. PROPST	Director
(B. L. Propst)

/s/ K. B. SPARKS	Director
(K. B. Sparks)

Exhibit Index

Exhibits

(3)	(i)	Articles of Incorporation

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

(a)

By-laws as amended through December 10, 2009 filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

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

(i)

Management Incentive Plan, filed as Exhibit 4(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 1972 (Commission File No. 000-00255), as amended by the Amendment effective January 1, 1974, filed as Exhibit 13-c to the Registration Statement on Form S-1 (Registration No. 2-51832), the Amendment effective January 1, 1977, filed as Exhibit 13(d) to the Registration Statement on Form S-1 (Registration No. 2-59744), and the Amendment effective January 1, 1980, filed as Exhibit 5(f) to the Registration Statement on Form S-7 (Registration No. 2-68938) and incorporated herein by reference.*

(ii)

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2009, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 000-00255) and incorporated herein by reference.*

(iii)

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 11, 2008 (Commission File No. 000-00255) and incorporated herein by reference.*

(iv)

Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference.

(v)

Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 (Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated September 25, 2009, and signed September 30, 2009, filed as Exhibit 10(v) to the Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 9, 2009, and signed October 14, 2009, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed October 15, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

(vi)

Five-Year Credit Agreement, dated May 8, 2007, among Graybar Electric Company, Inc., Bank of America N.A., as Agent, and other banks named therein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (Commission File No. 000-00255) and incorporated herein by reference.

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

*Compensation arrangement