Form 10-K
period 2009-12-31
GRAYBAR ELECTRIC CO INC
filed 2010-03-29
CIK 205402

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTEREST

WITH RESPECT TO SHARES OF COMMON STOCK OF

GRAYBAR ELECTRIC CO., INC.

Filed pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                                                  Names and Addresses of all Voting Trustees (as of March 9, 2010):

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

INFORMATION REGARDING VOTING TRUST

PART I

            Item 1.                   Deposit and Withdrawal of Securities (1)(2)(3)

                                                Amount                     Amount

                                               deposited                 withdrawn                      Amount                         Percentage of

                                                 during                       during                            held at                           class held at

                                                   year                          year(4)                       end of year                          end of year

                                               1,797,168                     456,477                         7,836,951                               81.3%

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

                                    (4)  The 456,477 shares of Common Stock withdrawn from the Voting Trust in 2009 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

            Item 2.            Exercise of Voting Rights.

                                    The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them in favor of the election of 14 directors.

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

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

                      The following table presents information, as of March 9, 2010, as to Voting Trust Interest owned of record or beneficially by each Voting Trustee.  As of March 9, 2010, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Agreement nor any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interest.

Name and address                          Name of issuer                                                                                      Amount owned                     Percent of

of owner                                           and title of class                              Type of ownership                     as of March 9, 2010              class owned

L. R. Giglio                                      Voting Trust Interest (A)               Of record and beneficially        15,997 (B)                              .185%(C)

34 North Meramec Avenue

P.O. Box 7231

St. Louis, Missouri  63177

T. S. Gurganous                              Voting Trust Interest (A)               Of record and beneficially        16,797(B)                               .195%(C)

34 North Meramec Avenue

P.O. Box 7231

St. Louis, Missouri  63177

R. D. Offenbacher                           Voting Trust Interest (A)               Of record and beneficially        20,673(B)                              .240%(C)

34 North Meramec Avenue

P.O. Box 7231

St. Louis, Missouri  63177

R. A. Reynolds, Jr.                          Voting Trust Interest (A)               Of record and beneficially        35,886 (B)                             .416%(C)

34 North Meramec Avenue

P.O. Box 7231

St. Louis, Missouri  63177

_____________________

(A)  Issued under the Voting Trust Agreement dated as of March 16, 2007.

(B)  The number of shares of Common Stock to which such Voting Trust Interest relate.

(C)  As of March 9, 2010, the Voting Trustees together held of record 8,629,241 shares of Common Stock, or 81.5% of the outstanding shares of Common Stock.

            Item 5.            Business Experience of Voting Trustees.

                                    The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2010 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14(c)-5 under the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

                                                                                                                                                                                 Cash Compensation

                                                                                                 Capacities in which                                             Salaries, Bonuses

                        Name of  Voting Trustee                              Compensation Received                                     and Directors’ Fees(1)

                        L. R. Giglio                                                     Director and Senior                                                  $       399,929

                                                                                                 Vice President -

                                                                                                 Operations

                        T. S. Gurganous                                             Director and                                                                       348,372

                                                                                                 District Vice President

                        R. D. Offenbacher                                          Director and                                                                       411,411

                                                                                                 Senior Vice President -

                                                                                                 Sales and Marketing, Electrical

                        R. A. Reynolds, Jr.                                        Director, Chairman of                                                    1,054,877

                                                                                                The Board, President and

                                                                                                Chief Executive Officer

            (1)       Includes meeting fees of $300 for attendance at directors' meetings of Graybar and remuneration paid March 12, 2010 under Graybar's Management Incentive Plan with respect to services rendered during 2009.

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

SIGNATURES

                                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 9, 2010, said Trustees being invested with the power to bind all of the Voting Trustees.

                                                                                                  As trustees under the Voting Trust Agreement

                                                                                                  dated as of March 16, 2007.

                                                                                                  By

                                                                                                          /S/ L. R. GIGLIO

                                                                                                          L. R. GIGLIO

                                                                                                          /S/ T. S. GURGANOUS

                                                                                                          T. S. GURGANOUS

                                                                                                          /S/ R. D. OFFENBACHER

                                                                                                          R. D. OFFENBACHER

                                                                                                          /S/ R. A. REYNOLDS, JR.

                                                                                                          R. A. REYNOLDS, JR.

                                                                                                March 26, 2010

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, DC  20549

                                         Subject:     Graybar Electric Company, Inc.

                                                            Form 10-K Relating To Voting Trust

                                                            Interest For Period Ending

                                                            December 31, 2009

                                                            File No. 0-255

Dear Sir or Madam:

            Transmitted herewith is Graybar Electric Company, Inc. Report on Form 10-K Relating To Voting Trust Interest for the period ending December 31, 2009.

                                                                                                Sincerely yours,

                                                                                                Martin J. Beagen

                                                                                                Vice President and

                                                                                                Controller

MJB/stw