Form 10-Q
period 2010-03-31
GRAYBAR ELECTRIC CO INC
filed 2010-05-11
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-00255

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
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2010: 10,572,337
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2010

(Unaudited)

Table of Contents

PART I.	FINANCIAL INFORMATION		Page(s)

	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
		Notes to Condensed Consolidated Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6.	Exhibits	17

	Signatures		18

	Exhibit Index		19

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands except per share data)	2010	2009

Gross Sales

	$1,005,099	$1,061,831
Cash discounts	(3,925)	(4,283)

Net Sales

	1,001,174	1,057,548
Cost of merchandise sold	(806,515)	(850,309)
Gross Margin	194,659	207,239
Selling, general and administrative expenses	(178,039)	(190,795)
Depreciation and amortization	(9,714)	(9,398)
Other income, net	1,497	945
Income from Operations	8,403	7,991
Interest expense, net	(2,299)	(2,866)

Income before Provision for Income Taxes

	6,104	5,125
Provision for income taxes	(2,541)	(2,640)
Net Income	3,563	2,485
Less: Net income attributable to noncontrolling interests	(37)	--
Net Income attributable to Graybar Electric Company, Inc.	$3,526	$2,485
Net Income per share of Common Stock	$0.33	$0.23
Cash Dividends on Common Stock - $0.30 per share	$3,184	$2,928
Average Common Shares Outstanding (A)	10,647	10,723

(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in 2009, shares related to which were issued in February 2010.  Prior to the adjustment, the average common shares outstanding were 9,748 for the three months ended March 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
			March 31,	December 31,
(Stated in thousands except share and per share data)			2010	2009

ASSETS

			(Unaudited)
Current Assets
Cash and cash equivalents			$143,870	$163,864
Trade receivables (less allowances of $6,268 and $6,217, respectively)			562,714	577,400
Merchandise inventory			323,879	309,622
Other current assets			26,202	27,353
Total Current Assets			1,056,665	1,078,239
Property, at cost
Land			47,433	47,743
Buildings			338,815	337,781
Furniture and fixtures			174,746	172,753
Software			76,906	76,906
Capital leases			5,878	5,205
Total Property, at cost			643,778	640,388
Less – accumulated depreciation and amortization			(343,972)	(336,686)
Net Property			299,806	303,702
Other Non-current Assets			46,567	50,012

                  Total Assets

			$1,403,038	$1,431,953

LIABILITIES

Current Liabilities
Short-term borrowings			$16,190	$15,232
Current portion of long-term debt			33,478	36,068
Trade accounts payable			452,583	451,279
Accrued payroll and benefit costs			56,834	66,939
Other accrued taxes			14,336	15,378
Dividends payable			--	10,660
Other current liabilities			48,601	57,690
Total Current Liabilities			622,022	653,246
Postretirement Benefits Liability			66,466	66,336
Pension Liability			77,408	77,699
Long-term Debt			83,963	80,959
Other Non-current Liabilities			10,350	15,544
Total Liabilities			860,209	893,784

SHAREHOLDERS’ EQUITY

	Shares at

      Capital Stock

	March 31, 2010	December 31, 2009
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,809,463	8,638,604
Issued to shareholders	2,003,854	1,984,686
In treasury, at cost	(206,672)	(24,808)
Outstanding Common Stock	10,606,645	10,598,482	212,133	211,970

      Advance Payments on Subscriptions to Common Stock

			674	--

      Retained Earnings

			424,262	423,920
Accumulated Other Comprehensive Loss			(99,171)	(102,599)

                  Total Graybar Electric Company, Inc. Shareholders’ Equity

			537,898	533,291

      Noncontrolling Interests

			4,931	4,878

                  Total Shareholders’ Equity

			542,829	538,169
Total Liabilities and Shareholders’ Equity			$1,403,038	$1,431,953

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2010	2009
Cash Flows from Operations
Net Income	$3,563	$2,485
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,714	9,398
Deferred income taxes	(248)	(639)
Net gains on disposal of property	(896)	(401)
Net income attributable to noncontrolling interests	(37)	--
Changes in assets and liabilities:
Trade receivables	14,686	86,577
Merchandise inventory	(14,257)	32,392
Other current assets	1,151	813
Other non-current assets	3,445	481
Trade accounts payable	1,304	(80,648)
Accrued payroll and benefit costs	(10,105)	(38,814)
Other current liabilities	(6,574)	1,493
Other non-current liabilities	(5,355)	(515)
Total adjustments to net income	(7,172)	10,137
Net cash (used) provided by operations	(3,609)	12,622

Cash Flows from Investing Activities

Proceeds from disposal of property	1,051	886
Capital expenditures for property	(4,747)	(4,896)
Net cash used by investing activities	(3,696)	(4,010)

Cash Flows from Financing Activities

Net increase in short-term borrowings	958	43,613
Repayment of long-term debt	(202)	(88)
Principal payments under capital leases	(371)	(168)
Sale of common stock	4,475	5,330
Purchases of common stock	(3,638)	(3,209)
Purchases of noncontrolling interests’ common stock	(67)	(2)
Dividends paid	(13,844)	(11,853)
Net cash (used) provided by financing activities	(12,689)	33,623

Net (Decrease) Increase in Cash

	(19,994)	42,235
Cash, Beginning of Year	163,864	130,443
Cash, End of Period	$143,870	$172,678

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$673	$641

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, stated in thousands)

Graybar Electric Company, Inc. Shareholders’ Equity

Common

	Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2008

	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			2,485			2,485
Foreign currency translation				(909)	(50)	(959)
Unrealized gain from interest rate swap (net of tax of $66)				104		104
Pension and postretirement liability adjustment (net of tax of $1,034)				1,624		1,624
Comprehensive income						3,254
Stock issued	4,561					4,561
Stock purchased	(3,209)				(2)	(3,211)
Advance payments		769				769
Dividends declared			(2,928)			(2,928)

March 31, 2009

	$194,608	$769	$424,833	$(114,050)	$3,876	$510,036

Graybar Electric Company, Inc. Shareholders’ Equity

Common

Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated

				Other Comprehensive Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2009

	$211,970	$--	$423,920	$(102,599)	$4,878	$538,169
Net income			3,526		37	3,563
Foreign currency Translation				1,541	83	1,624
Unrealized loss from interest rate swap (net of tax of $35)				(55)		(55)
Pension and postretirement liability adjustment (net of tax of $1,236)				1,942		1,942
Comprehensive income						7,074
Stock issued	3,801					3,801
Stock purchased	(3,638)				(67)	(3,705)
Advance payments		674				674
Dividends declared			(3,184)			(3,184)

March 31, 2010

	$212,133	$674	$424,262	$(99,171)	$4,931	$542,829

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in thousands except per share data)

(Unaudited)

Note 1

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the United States (“US”) Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2010 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009 included in the Company’s latest Annual Report on Form 10-K.

      In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented.  Such interim financial information is subject to year-end adjustments.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

Note 2

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing two levels of US GAAP – authoritative and non-authoritative – and making the FASB Accounting Standards Codification (“ASC”) the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the Commission.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s condensed consolidated financial statements.

Note 3

      The consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiaries.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company in subsidiaries consolidated by the Company are accounted for and reported as noncontrolling interests.

Note 4

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

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy established by FASB.  At March 31, 2010 and December 31, 2009, the Company recorded a liability of $5,060 and $4,969, respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap.  The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during three months ended March 31, 2010 and 2009.   The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $350 and $270 during the three month periods ended March 31, 2010 and 2009, respectively.  Unrealized (losses) gains, net of tax, of $(55) and $104 related to the swap were recorded in accumulated other comprehensive loss during the three months ended March 31, 2010 and 2009, respectively.  These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense. The Company has recorded approximately $3,092 and $3,037, net of tax, in accumulated other comprehensive loss related to the effective portion of the interest rate swap at March 31, 2010 and December 31, 2009, respectively.  The amount of loss expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,152.

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

      The Company’s unrecognized tax benefits of $3,863 and $3,754 at March 31, 2010 and December 31, 2009, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

      There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility, included in the balance sheet at March 31, 2010 and December 31, 2009.  Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

      The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,141 and $1,103 in interest and penalties on its balance sheet at March 31, 2010 and December 31, 2009, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

      The Company’s federal income tax returns for the tax years 2006 and forward are available for examination by the US Internal Revenue Service (“IRS”).  The Company closed an examination conducted by the IRS of its 2007 federal income tax return during the fourth quarter of 2009.  The results of this examination were included in the 2009 provision for income taxes. This examination outcome did not have a material effect on the Company’s financial results or its effective tax rate for the year ended December 31, 2009.

      The Company has not agreed to extend its federal statute of limitations for the 2006 tax year as of March 31, 2010.  The federal statute of limitations for the 2006 tax year will expire on September 15, 2010.  The Company’s state income tax returns for 2005 through 2009 remain subject to examination by various state authorities with the latest period closing on December 15, 2014.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2005.  Such statutes of limitations will expire on or before November 15, 2010 unless extended.

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

      Approximately eighty-one percent (81%) of the Company’s issued and outstanding shares of common stock was deposited with the Voting Trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of March 31, 2010 and December 31, 2009.

Note 8

      The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under the credit agreement at March 31, 2010 and December 31, 2009.

Note 9

      At March 31, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

      The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at March 31, 2010 and December 31, 2009.

      The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2010.

Note 10

Effective January 1, 2010, the Company adopted new accounting guidance that modified the consolidation model in previous guidance and expanded the disclosures related to variable interest entities (“VIE”).  The adoption of this new accounting guidance had no impact on the Company’s financial statements.

An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has a lease agreement with an independent lessor that is considered to be a VIE.  The agreement provides $28,720 of financing for five of the Company’s distribution facilities and carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a VIE.  Graybar, as lessee, retains the power to direct the operational activities that most significantly impact the economic performance of the VIE and has an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company is the primary beneficiary of this VIE, and in accordance with US GAAP, consolidates the silo in its financial statements.

      As of March 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,150, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

      Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at March 31, 2010 and December 31, 2009.

Note 11

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s final average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than the Employee Retirement Income Security Act (“ERISA”) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time. The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

      The Company made contributions to its defined benefit pension plan totaling $10,000 and $7,500 during the three month periods ended March 31, 2010 and 2009, respectively.  Additional contributions totaling $30,600 are expected to be paid during the remainder of 2010.

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

Note 13

Comprehensive income for the three months ended March 31, 2010 and 2009 was $7,074 and $3,254, respectively.  Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

Note 14

      The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is planned to occur in phases, with some plan standard changes taking effect beginning in 2010 and other changes becoming effective through 2018.

In the short term, the Company’s healthcare costs could increase due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits, the elimination of both annual and lifetime dollar limits per covered individual, and restrictions on annual dollar limits per covered individual, among other standard requirements.  In the long term, the Company’s healthcare costs may increase due to the enactment of the excise tax on “high cost” healthcare plans.

The Company continues to evaluate the impact, if any, the Acts will have on its financial statements, but was unable to make such a determination in the current period.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any such future legislation, could materially impact the cost to provide healthcare benefits for all employers, including the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the United States (“US”) Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

      Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability,  to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.

      All dollar amounts are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

      Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, telephone companies, federal, state, and local governments, commercial users, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the US.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

General economic conditions in the Company’s North American trading area continued to improve during the first quarter of 2010.  Capital expenditures on business equipment have returned to positive growth following several quarters of decline.  Spending on building construction, however, remains constrained as credit availability continues to be tight in the aftermath of the financial crisis that began in September 2008.  As a result, the Company’s net sales and gross margin declined 5.3% and 6.1%, respectively, during the three months ended March 31, 2010.

The Company expects little, if any, improvement in the market for products sold by the Company during the first half of 2010. As a result, the Company anticipates continued negative year-over-year comparisons of both net sales and gross margin for most of 2010, with positive growth in net sales and gross margin returning late in the year.

Consolidated Results of Operations

      The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2010 and 2009.

	2010		2009

	Dollars	Percent	Dollars	Percent

Net Sales

	$1,001,174	100.0%	$1,057,548	100.0%
Cost of merchandise sold	(806,515)	(80.6)	(850,309)	(80.4)

Gross Margin

	194,659	19.4	207,239	19.6
Selling, general and administrative expenses	(178,039)	(17.7)	(190,795)	(18.1)
Depreciation and amortization	(9,714)	(1.0)	(9,398)	(0.9)
Other income, net	1,497	0.1	945	0.1

Income from Operations

	8,403	0.8	7,991	0.7
Interest expense, net	(2,299)	(0.2)	(2,866)	(0.3)

Income before Provision for Income Taxes

	6,104	0.6	5,125	0.4
Provision for income taxes	(2,541)	(0.2)	(2,640)	(0.2)

Net Income

	3,563	0.4	2,485	0.2

      Less:  Net income attributable to

                noncontrolling interests

	(37)	--	--	--

Net Income attributable to

      Graybar Electric Company, Inc.

	$3,526	0.4%	$2,485	0.2%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

      Net sales totaled $1,001,174 for the quarter ended March 31, 2010, compared to $1,057,548 for the quarter ended March 31, 2009, a decrease of $56,374, or 5.3%.  Net sales to the electrical and comm/data market sectors for the three months ended March 31, 2010 decreased 7.2% and 0.3%, respectively, compared to the same three month period of 2009.

      Gross margin decreased $12,580, or 6.1%, to $194,659 from $207,239, due mainly to lower net sales in the first quarter of 2010, compared to the same period of 2009.  The Company’s gross margin rate on net sales decreased to 19.4% for the three months ended March 31, 2010 from 19.6% for the same period of 2009.

      Selling, general and administrative expenses decreased $12,756, or 6.7%, to $178,039, in the first quarter of 2010 from $190,795 in the first quarter of 2009, mainly due to lower employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales were 17.7% in the first quarter of 2010, down from 18.1% of net sales in the first quarter of 2009.

      Depreciation and amortization expenses for the three months ended March 31, 2010 increased $316, or 3.4%, to $9,714 from $9,398 in the first quarter of 2009.  This increase was due primarily to an increase in depreciable information technology assets, partially offset by the disposal of property.  Depreciation and amortization expenses as a percentage of net sales increased to 1.0% for the three months ended March 31, 2010, compared to 0.9% of net sales for the same period of 2009.

      Other income, net totaled $1,497 for the three months ended March 31, 2010, compared to $945 for the three months ended March 31, 2009.  Other income, net consists primarily of gains on the disposal of property and trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to higher gains on the disposal of property, which were $896 for the three months ended March 31, 2010, compared to $401 for the three months ended March 31, 2009.

      Income from operations totaled $8,403 for the three months ended March 31, 2010, an increase of $412, or 5.2%, from $7,991 for the three months ended March 31, 2009.  The increase was largely due to lower gross margin, offset by lower selling, general and administrative expenses and higher other income, net.

      Interest expense, net declined $567, or 19.8%, to $2,299 for the three months ended March 31, 2010 from $2,866 for the three months ended March 31, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt in the first quarter of 2010, compared to the same period of 2009.  Long-term debt outstanding, including the current portion, was $117,441 at March 31, 2010, compared to $146,335 at March 31, 2009.

      The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $6,104 for the three months ended March 31, 2010, an increase of $979, or 19.1%, compared to $5,125 for the three months ended March 31, 2009.

      The Company’s total provision for income taxes decreased $99, or 3.8%, to $2,541 for the three months ended March 31, 2010, compared to $2,640 for the same period of 2009.  The Company’s effective tax rate decreased to 41.6% for the three months ended March 31, 2010, down from 51.5% for the same period of 2009.  This decrease was due to a decline in uncertain tax positions for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

      Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2010 increased $1,041, or 41.9%, to $3,526 from $2,485 for the three months ended March 31, 2009.

Financial Condition and Liquidity

      The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by the sale of common stock to the Company’s employees and long-term debt.

Operating Activities

      Net cash used by operations was $3,609 for the three months ended March 31, 2010, compared to net cash provided by operations of $12,622 for the three months ended March 31, 2009.  Negative cash flows from operations for the three months ended March 31, 2010 were primarily due to a decrease in trade receivables of $14,686, which was more than offset by an increase in inventory of $14,257 and a decrease in accrued payroll and benefit costs of $10,105.

      Trade receivables decreased during the three months ended March 31, 2010, due primarily to a 5.3% decline in net sales for the period, compared to the same three month period of 2009.  The average number of days of sales in trade receivables for the three month period ended March 31, 2010 increased modestly, compared to the average number of days for the three month period ended March 31, 2009, and was moderately higher than the three month period ended December 31, 2009.  Merchandise inventory levels were moderately higher at March 31, 2010, compared to December 31, 2009, in anticipation of higher net sales expected during the upcoming spring and summer construction season.  Merchandise inventory turnover increased significantly for the three months ended March 31, 2010, compared to the three month period ended December 31, 2009.

      Current assets exceeded current liabilities by $434,643 at March 31, 2010, an increase of $9,650, or 2.3%, from $424,993 at December 31, 2009.

Investing Activities

      Net cash used by investing activities totaled $3,696 for the three months ended March 31, 2010, compared to $4,010 for the same period of 2009.  Capital expenditures for property were $4,747 and $4,896, and proceeds from the disposal of property were $1,051 and $886, for the three months ended March 31, 2010 and 2009, respectively.  The proceeds received resulted primarily from the sale of real property.

Financing Activities

      Net cash used by financing activities totaled $12,689 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $33,623 for the three months ended March 31, 2009.

      Cash provided by short-term borrowings was $958 and $43,613 for the three months ended March 31, 2010 and 2009, respectively.  The Company made payments on long-term debt of $202 and capital lease obligations of $371 for the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Company made payments on long-term debt of $88 and capital lease obligations of $168.

      Cash provided by the sale of common stock amounted to $4,475 and $5,330, and purchases of stock to be held in treasury were $3,638 and $3,209, for the three months ended March 31, 2010 and 2009, respectively.  Cash paid for noncontrolling interest common stock was $67 and $2 for the three months ended March 31, 2010 and 2009, respectively.  Cash dividends paid were $13,844 and $11,853 for the three months ended March 31, 2010 and 2009, respectively.

      Cash and cash equivalents were $143,870 at March 31, 2010, compared to $163,864 at December 31, 2009, a decrease of $19,994, or 12.2%.

Liquidity

      The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (LIBOR) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at March 31, 2010 and December 31, 2009.

      At March 31, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

      The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at March 31, 2010 and December 31, 2009.

      The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2010.

      At March 31, 2010, the Company had unused lines of credit amounting to $310,311 available, compared to $310,504 at December 31, 2009.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 92 basis points (0.92%) of the committed lines of credit.

      Short-term borrowings outstanding during the three months ended March 31, 2010 and 2009 ranged from a minimum of $12,455 and $13,667 to a maximum of $18,571 and $65,858, respectively.

      The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of March 31, 2010 and December 31, 2009.

      The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities.  The agreement carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a variable interest entity. In accordance with accounting principles generally accepted in the US, the Company, as the primary beneficiary, consolidates the silo in its financial statements.

      As of March 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,150, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31,

2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

      Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at March 31, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the policies, procedures, controls or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

      The Company is one hundred percent (100%) owned by its active and retired employees and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  At March 31, 2010, approximately eighty-one percent (81%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

      The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2010	43,712	$20.00	N/A
February 1 to February 28, 2010	68,982	$20.00	N/A
March 1 to March 31, 2010	69,170	$20.00
N/A

Total	181,864	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

May 11, 2010	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 11, 2010	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 11, 2010	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
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

(3(ii))     Bylaws

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