Form 10-Q
period 2010-06-30
GRAYBAR ELECTRIC CO INC
filed 2010-08-09
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2010: 10,563,878
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2010

(Unaudited)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands except per share data)	2010	2009	2010	2009
Gross Sales	$1,135,279	$1,125,942	$2,140,378	$2,187,773
Cash Discounts	(4,508)	(4,350)	(8,433)	(8,633)
Net Sales	1,130,771	1,121,592	2,131,945	2,179,140
Cost of merchandise sold	(921,230)	(903,676)	(1,727,745)	(1,753,985)
Gross Margin	209,541	217,916	404,200	425,155
Selling, general and administrative expenses	(181,724)	(190,959)	(359,763)	(381,754)
Depreciation and amortization	(9,979)	(10,139)	(19,693)	(19,537)
Other income, net	731	659	2,228	1,604
Income from Operations	18,569	17,477	26,972	25,468
Interest expense, net	(2,173)	(2,734)	(4,472)	(5,600)
Income before Provision for Income Taxes	16,396	14,743	22,500	19,868
Provision for income taxes	(6,827)	(6,421)	(9,368)	(9,061)
Net Income	9,569	8,322	13,132	10,807
Less: Net income attributable to noncontrolling interests	(61)	(1)	(98)	(1)
Net Income attributable to Graybar Electric Company, Inc.	$9,508	$8,321	$13,034	$10,806
Net Income per share of Common Stock (A)	$0.90	$0.78	$1.23	$1.01
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	10,585	10,657	10,615	10,683

(A)   Adjusted for the declaration of a ten percent (10%) stock dividend in 2009, shares related to which were issued in February 2010.  Prior to the adjustment, the average common shares outstanding were 9,688 and 9,712 for the three and six months ended June 30, 2009, respectively.

(B)   Cash dividends declared were $3,185 and $2,912 for the three months ended June 30, 2010 and 2009, respectively.  Cash dividends declared were $6,369 and $5,840 for the six months ended June 30, 2010 and 2009, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
			June 30,	December 31,
(Stated in thousands except share and per share data)			2010	2009

ASSETS

			(Unaudited)
Current Assets
Cash and cash equivalents			$87,891	$163,864
Trade receivables (less allowances of $6,415 and $6,217, respectively)			621,046	577,400
Merchandise inventory			378,611	309,622
Other current assets			28,074	27,353
Total Current Assets			1,115,622	1,078,239
Property, at cost
Land			47,630	47,743
Buildings			341,727	337,781
Furniture and fixtures			172,792	172,753
Software			76,906	76,906
Capital leases			6,939	5,205
Total Property, at cost			645,994	640,388
Less – accumulated depreciation and amortization			(348,316)	(336,686)
Net Property			297,678	303,702
Other Non-current Assets			48,103	50,012

Total Assets

			$1,461,403	$1,431,953

LIABILITIES

Current Liabilities
Short-term borrowings			$15,882	$15,232
Current portion of long-term debt			33,769	36,068
Trade accounts payable			519,256	451,279
Accrued payroll and benefit costs			55,542	66,939
Other accrued taxes			13,018	15,378
Dividends payable			--	10,660
Other current liabilities			42,008	57,690
Total Current Liabilities			679,475	653,246
Postretirement Benefits Liability			65,504	66,336
Pension Liability			77,541	77,699
Long-term Debt			73,491	80,959
Other Non-current Liabilities			15,677	15,544
Total Liabilities			911,688	893,784

SHAREHOLDERS’ EQUITY

	Shares at

Capital Stock

	June 30, 2010	December 31, 2009
Common, stated value $20.00 per share
Authorized	15,000,000	15,000,000
Issued to voting trustees	8,908,232	8,638,604
Issued to shareholders	2,017,735	1,984,686
In treasury, at cost	(317,322)	(24,808)
Outstanding Common Stock	10,608,645	10,598,482	212,173	211,970

Advance Payments on Subscriptions to Common Stock

			343	--

Retained Earnings

			430,585	423,920
Accumulated Other Comprehensive Loss			(98,279)	(102,599)

Total Graybar Electric Company, Inc. Shareholders’ Equity

			544,822	533,291

Noncontrolling Interests

			4,893	4,878

Total Shareholders’ Equity

			549,715	538,169
Total Liabilities and Shareholders’ Equity			$1,461,403	$1,431,953

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2010	2009
Cash Flows from Operations
Net Income	$13,132	$10,807
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,693	19,537
Deferred income taxes	1,170	(4,315)
Net gains on disposal of property	(783)	(398)
Net income attributable to noncontrolling interests	(98)	(1)
Changes in assets and liabilities:
Trade receivables	(43,646)	54,412
Merchandise inventory	(68,989)	43,078
Other current assets	(721)	2,394
Other non-current assets	1,909	(5,270)
Trade accounts payable	67,977	(42,356)
Accrued payroll and benefit costs	(11,397)	(69,916)
Other current liabilities	(14,633)	7,803
Other non-current liabilities	(857)	4,802
Total adjustments to net income	(50,375)	9,770
Net cash (used) provided by operations	(37,243)	20,577

Cash Flows from Investing Activities

Proceeds from disposal of property	1,083	611
Capital expenditures for property	(12,283)	(9,995)
Net cash used by investing activities	(11,200)	(9,384)

Cash Flows from Financing Activities

Net increase (decrease) in short-term borrowings	650	(6,994)
Repayment of long-term debt	(10,783)	(10,776)
Principal payments under capital leases	(831)	(338)
Sale of common stock	6,397	7,574
Purchases of common stock	(5,851)	(6,682)
Purchases of noncontrolling interests’ common stock	(83)	(55)
Dividends paid	(17,029)	(14,765)
Net cash used by financing activities	(27,530)	(32,036)

Net Decrease in Cash

	(75,973)	(20,843)
Cash, Beginning of Year	163,864	130,443
Cash, End of Period	$87,891	$109,600

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,734	$641

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, stated in thousands)

Graybar Electric Company, Inc. Shareholders’ Equity

Common

	Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2008

	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			10,806		1	10,807
Foreign currency translation				2,414	123	2,537
Unrealized gain from interest rate swap (net of tax of $460)				723		723
Pension and postretirement liability adjustment (net of tax of $2,067)				3,247		3,247
Comprehensive income						17,314
Stock issued	7,173					7,173
Stock purchased	(6,682)				(55)	(6,737)
Advance payments		401				401
Dividends declared			(5,840)			(5,840)

June 30, 2009

	$193,747	$401	$430,242	$(108,485)	$3,997	$519,902

Graybar Electric Company, Inc. Shareholders’ Equity

Common

Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated

				Other Comprehensive Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2009

	$211,970	$--	$423,920	$(102,599)	$4,878	$538,169
Net income			13,034		98	13,132
Foreign currency translation				7		7
Unrealized loss from interest rate swap (net of tax of $107)				(167)		(167)
Pension and postretirement liability adjustment (net of tax of $2,852)				4,480		4,480
Comprehensive income						17,452
Stock issued	6,054					6,054
Stock purchased	(5,851)				(83)	(5,934)
Advance payments		343				343
Dividends declared			(6,369)			(6,369)

June 30, 2010

	$212,173	$343	$430,585	$(98,279)	$4,893	$549,715

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in thousands except per share data)

(Unaudited)

Note 1

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (“Graybar” or the “Company”), without audit, pursuant to the rules and regulations of the United States (“US”) Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2010 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009 included in the Company’s latest Annual Report on Form 10-K.

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

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy established by FASB.  At June 30, 2010 and December 31, 2009, the Company recorded a liability of $5,243 and $4,969, respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap.  The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during the three and six months ended June 30, 2010 and 2009.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $212 and $425 during the three and six month periods ended June 30, 2010, respectively.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $190 and $355 during the three and six month periods ended June 30, 2009, respectively.

Unrealized losses, net of tax, of $(112) and $(167) related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2010.  Unrealized gains, net of tax, of $619 and $723 related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2009, respectively.

These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.  The Company has recorded approximately $3,204 and $3,037, net of tax, in accumulated other comprehensive loss related to the effective portion of the interest rate swap at June 30, 2010 and December 31, 2009, respectively.  The amount of loss expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,117.

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

The Company’s unrecognized tax benefits of $4,100 and $3,754 at June 30, 2010 and December 31, 2009, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

There were no tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility, included in the consolidated balance sheet at June 30, 2010 and December 31, 2009.  Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,221 and $1,103 in interest and penalties on its balance sheet at June 30, 2010 and December 31, 2009, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

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

The Company has not agreed to extend its federal statute of limitations for the 2006 tax year as of June 30, 2010.  The federal statute of limitations for the 2006 tax year will expire on September 15, 2010.  The Company’s state income tax returns for 2005 through 2009 remain subject to examination by various state authorities, with the latest period closing on December 31, 2014.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2005.  Such statutes of limitations will expire on or before November 15, 2010 unless extended.

Note 7

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its stock.  No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued.  The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension.  All outstanding shares of the Company have been issued at $20.00 per share.  The Company has always exercised its purchase option and expects to continue to do so.

Approximately eighty-two percent (82%) and eighty-one percent (81%) of the Company’s issued and outstanding shares of common stock was deposited with voting trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of June 30, 2010 and December 31, 2009, respectively.

Note 8

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under the credit agreement at June 30, 2010 and December 31, 2009.

Note 9

At June 30, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.  The trade receivable agreements were amended, effective as of June 11, 2010, to permit the Company to exclude the trade receivables of specific customers (obligors) from the trade receivable agreements, and to permit the Company to exclude the trade receivables of additional obligors subject to the consent of the bank (agent).

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at June 30, 2010 and December 31, 2009.

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

An entity is considered to be a VIE if its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

As of June 30, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,026, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2010 and December 31, 2009.

Note 11

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s final average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service regardless of age.  The Company’s plan funding policy is to make contributions, provided that the total annual contributions will not be less than the Employee Retirement Income Security Act (“ERISA”) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company made contributions to its defined benefit pension plan totaling $10,000 and $20,000 during the three and six month periods ended June 30, 2010, respectively.  Contributions made during the three and six month periods ended June 30, 2009 totaled $8,500 and $16,000, respectively.  The company expects to make additional contributions totaling $20,600 during the remainder of 2010.

Note 12

The Company and its subsidiaries are subject to various claims, disputes, and administrative and legal matters incidental to the Company’s past and current business activities.  As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with US GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range.  If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.  While the Company believes that none of these claims, disputes, and administrative and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations or financial condition in the period in which such matters are resolved or a better estimate becomes available.

Note 13

Comprehensive income for the three months ended June 30, 2010 and 2009 was $10,378 and $14,060, respectively.  Comprehensive income for the six months ended June 30, 2010 and 2009 was $17,452 and $17,314, respectively.  Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

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

In the short term, the Company’s healthcare costs could increase due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits, the elimination of the lifetime dollar limits per covered individual, and restrictions on annual dollar limits on essential benefits per covered individual, among other standard requirements.  In the long term, the Company’s healthcare costs may increase due to the enactment of the excise tax on “high cost” healthcare plans.

The Company continues to evaluate the impact, if any, the Acts will have on its financial statements, but was unable to make such a determination in the current period.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost to provide healthcare benefits for all employers, including the Company.

Note 15

At the Company’s annual meeting of shareholders on June 10, 2010, the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000 shares, which amendment was effective August 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its stock.  No shareholder may sell, transfer or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which shares were issued.  The Company also has the option to purchase at the issue price the common stock of any holder who ceases to be an employee of the Company for any cause other than retirement on a Company pension.  The Company has always exercised its purchase option and expects to continue to do so.  All outstanding shares of the Company have been issued at $20.00 per share.

Business Overview

General economic conditions in the Company’s North American trading area continued to improve during the first half of 2010.  Capital expenditures on business equipment have returned to positive growth following several quarters of decline.  Spending on building construction, however, remains constrained as credit availability continues to be tight in the aftermath of the financial crisis that began in September 2008.  As a result, the Company’s net sales and gross margin declined 2.2% and 4.9%, respectively, during the six months ended June 30, 2010.

The Company expects modest improvement in the market for products sold by the Company during the second half of 2010.  As a result, the Company now anticipates positive growth in net sales for the rest of 2010, compared to the second half of 2009, but also expects price competition coupled with rising product costs to continue to depress gross margin as a percent of net sales.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended

	June 30, 2010		June 30, 2009

	Dollars	Percent	Dollars	Percent

Net Sales

	$1,130,771	100.0%	$1,121,592	100.0%
Cost of merchandise sold	(921,230)	(81.5)	(903,676)	(80.6)

Gross Margin

	209,541	18.5	217,916	19.4
Selling, general and administrative expenses	(181,724)	(16.1)	(190,959)	(17.1)
Depreciation and amortization	(9,979)	(0.9)	(10,139)	(0.9)
Other income, net	731	0.1	659	0.1

Income from Operations

	18,569	1.6	17,477	1.5
Interest expense, net	(2,173)	(0.2)	(2,734)	(0.2)

Income before Provision for Income Taxes

	16,396	1.4	14,743	1.3
Provision for income taxes	(6,827)	(0.6)	(6,421)	(0.6)

Net Income

	9,569	0.8	8,322	0.7

Less:  Net income attributable to noncontrolling interests

	(61)	--	(1)	--

Net Income attributable to Graybar Electric Company, Inc.

	$9,508	0.8%	$8,321	0.7%

	Six Months Ended		Six Months Ended

	June 30, 2010		June 30, 2009

	Dollars	Percent	Dollars	Percent

Net Sales

	$2,131,945	100.0%	$2,179,140	100.0%
Cost of merchandise sold	(1,727,745)	(81.0)	(1,753,985)	(80.5)

Gross Margin

	404,200	19.0	425,155	19.5
Selling, general and administrative expenses	(359,763)	(16.9)	(381,754)	(17.5)
Depreciation and amortization	(19,693)	(0.9)	(19,537)	(0.9)
Other income, net	2,228	0.1	1,604	0.1

Income from Operations

	26,972	1.3	25,468	1.2
Interest expense, net	(4,472)	(0.2)	(5,600)	(0.3)

Income before Provision for Income Taxes

	22,500	1.1	19,868	0.9
Provision for income taxes	(9,368)	(0.5)	(9,061)	(0.4)

Net Income

	13,132	0.6	10,807	0.5

Less:  Net income attributable to noncontrolling interests

	(98)	--	(1)	--

Net Income attributable to Graybar Electric Company, Inc.

	$13,034	0.6%	$10,806	0.5%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net sales totaled $1,130,771 for the quarter ended June 30, 2010, compared to $1,121,592 for the quarter ended June 30, 2009, an increase of $9,179, or 0.8%.  Net sales to the electrical market for the three months ended June 30, 2010 decreased 3.1%, while net sales to the comm/data market increased 5.4% for the three months ended June 30, 2010, compared to the same three month period of 2009.

Gross margin decreased $8,375, or 3.8%, to $209,541 from $217,916, due mainly to higher cost of merchandise sold in the second quarter of 2010, compared to the same period of 2009.  The Company’s gross margin rate on net sales decreased to 18.5% for the three months ended June 30, 2010 from 19.4% for the same period of 2009.

Selling, general and administrative expenses decreased $9,235, or 4.8%, to $181,724, in the second quarter of 2010 from $190,959 in the second quarter of 2009, mainly due to lower employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales were 16.1% in the second quarter of 2010, down from 17.1% of net sales in the second quarter of 2009.

Depreciation and amortization expenses for the three months ended June 30, 2010 decreased $160, or 1.6%, to $9,979 from $10,139 in the second quarter of 2009.  This decrease was due primarily to an increase in disposals of property for the second quarter of 2010, compared to the second quarter of 2009.  Depreciation and amortization expenses as a percentage of net sales remained flat at 0.9% for the three months ended June 30, 2010, compared to the same three month period in 2009.

Other income, net totaled $731 for the three months ended June 30, 2010, compared to $659 for the three months ended June 30, 2009.  Other income, net consists primarily of gains (losses) on the disposal of property and trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to higher trade receivable interest charges for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, partially offset by losses on the disposal of property.  Losses on disposal of property were $(112) for the three months ended June 30, 2010, compared to $(3) for the three months ended June 30, 2009.

Income from operations totaled $18,569 for the three months ended June 30, 2010, an increase of $1,092, or 6.2%, from $17,477 for the three months ended June 30, 2009.  The increase was largely due to lower selling, general and administrative expenses, lower depreciation and amortization expenses and higher other income, net, which more than offset lower gross margin.

Interest expense, net declined $561, or 20.5%, to $2,173 for the three months ended June 30, 2010 from $2,734 for the three months ended June 30, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt in the second quarter of 2010, compared to the same period of 2009.  Long-term debt outstanding, including the current portion, was $107,260 at June 30, 2010, compared to $135,983 at June 30, 2009.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $16,396 for the three months ended June 30, 2010, an increase of $1,653, or 11.2%, compared to $14,743 for the three months ended June 30, 2009.

The Company’s total provision for income taxes increased $406, or 6.3%, to $6,827 for the three months ended June 30, 2010, compared to $6,421 for the same period of 2009.  The Company’s effective tax rate decreased to 41.6% for the three months ended June 30, 2010, down from 43.6% for the same period of 2009.  This decrease was due to a decline in unrecognized tax benefits, interest and penalties for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2010 increased $1,187, or 14.3%, to $9,508 from $8,321 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales totaled $2,131,945 for the six month period ended June 30, 2010, compared to $2,179,140 for the six month period ended June 30, 2009, a decrease of $47,195, or 2.2%.  Net sales to the electrical market during the first half of 2010 decreased 6.2% while net sales to the comm/data market increased 2.5% for the first half of 2010, compared to the same six month period of 2009.

Gross margin decreased $20,955, or 4.9%, to $404,200 from $425,155, due mainly to lower net sales in the first six months of 2010, compared to the same period of 2009.  The Company’s gross margin rate on net sales decreased to 19.0% for the six months ended June 30, 2010 from 19.5% for the same six month period of 2009.

Selling, general and administrative expenses decreased $21,991, or 5.8%, to $359,763, for the six month period ended June 30, 2010, compared to $381,754 for the six month period ended June 30, 2009, mainly due to lower employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales for the six month period ended June 30, 2009 were 16.9%, down from 17.5% for the same six month period of 2009.

Depreciation and amortization expenses for the six months ended June 30, 2010 increased $156, or 0.8%, to $19,693 from $19,537 for the same six month period in 2009.  This increase was due primarily to an increase in depreciable information technology assets, partially offset by the disposal of property.  Depreciation and amortization expenses as a percentage of net sales remained flat at 0.9% for the six months ended June 30, 2010, compared to the same six month period in 2009.

Other income, net totaled $2,228 for the six month period ended June 30, 2010, compared to $1,604 for the six month period ended June 30, 2009.  Other income, net consists primarily of gains (losses) on the disposal of property and trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to higher net gains on the disposal of property, which were $783 for the six months ended June 30, 2010, compared to $398 for the six months ended June 30, 2009.

Income from operations totaled $26,972 for the six month period ended June 30, 2010, an increase of $1,504, or 5.9%, from $25,468 for the six month period ended June 30, 2009.  The increase was largely due to lower selling, general and administrative expenses and higher other income, net, which more than offset lower gross margin and higher depreciation and amortization expenses.

Interest expense, net declined $1,128, or 20.1%, to $4,472 for the six month period ended June 30, 2010 from $5,600 for the six month period ended June 30, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt in 2010, compared to 2009.  Long-term debt outstanding, including the current portion, was $107,260 at June 30, 2010, compared to $135,983 at June 30, 2009.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $22,500 for the six month period ended June 30, 2010, an increase of $2,632, or 13.2%, compared to $19,868 for the six month period ended June 30, 2009.

The Company’s total provision for income taxes increased $307, or 3.4%, to $9,368 for the six month period ended June 30, 2010, compared to $9,061 for the same six month period in 2009.  The Company’s effective tax rate decreased to 41.6% for the six month period ended June 30, 2010, down from 45.6% for the same six month period in 2009.  This decrease was due to a decline in uncertain tax positions for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Net income attributable to Graybar Electric Company, Inc. for the six month period ended June 30, 2010 increased $2,228, or 20.6%, to $13,034 from $10,806 for the six month period ended June 30, 2009.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by the sale of common stock to the Company’s employees and long-term debt.

Operating Activities

Net cash used by operations was $37,243 for the six month period ended June 30, 2010, compared to net cash provided by operations of $20,577 for the six month period ended June 30, 2009.  Negative cash flows from operations for the six month period ended June 30, 2010 were attributable to the increases in trade receivables of $43,646, inventory of $68,989, and a decrease of $11,397 in accrued payroll and benefit costs, partially offset by an increase in trade accounts payable of $67,977.

Trade receivables increased primarily due to a moderate increase in the average number of days of sales of trade receivables for the three month period ended June 30, 2010, compared to the same three month period ended June 30, 2009.  Merchandise inventory levels were significantly higher at June 30, 2010, compared to December 31, 2009, in anticipation of higher net sales expected during the ongoing summer construction season.  Merchandise inventory turnover decreased moderately for the three month period ended June 30, 2010, compared to the three month period ended June 30, 2009.

Current assets exceeded current liabilities by $436,147 at June 30, 2010, an increase of $11,154, or 2.6%, from $424,993 at December 31, 2009.

Investing Activities

Net cash used by investing activities totaled $11,200 for the six month period ended June 30, 2010, compared to $9,384 for the same period of 2009.  Capital expenditures for property were $12,283 and $9,995, and proceeds from the disposal of property were $1,083 and $611, for the six month periods ended June 30, 2010 and 2009, respectively.  The proceeds received resulted primarily from the sale of real property during the six month periods ended June 30, 2010 and 2009.

Financing Activities

Net cash used by financing activities totaled $27,530 for the six month period ended June 30, 2010, compared to $32,036 for the six month period ended June 30, 2009.

Cash provided by short-term borrowings was $650 for the six month period ended June 30, 2010, compared to cash used for short-term borrowings of $6,994 for the six month period ended June 30, 2009.  The Company made payments on long-term debt, including current portion, of $10,783 and capital lease obligations of $831 for the six month period ended June 30, 2010.  During the six month period ended June 30, 2009, the Company made payments on long-term debt, including current portion, of $10,776 and capital lease obligations of $338.

Cash provided by the sale of common stock amounted to $6,397 and $7,574, and purchases of stock to be held in treasury were $5,851 and $6,682, for the six month periods ended June 30, 2010 and 2009, respectively.  Cash paid for noncontrolling interest common stock was $83 and $55 for the six month periods ended June 30, 2010 and 2009, respectively.  Cash dividends paid were $17,029 and $14,765 for the six month periods ended June 30, 2010 and 2009, respectively.

Cash and cash equivalents were $87,891 at June 30, 2010, compared to $163,864 at December 31, 2009, a decrease of $75,973, or 46.4%.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that expires in October 2010.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.  The trade receivable agreements were amended, effective as of June 11, 2010, to permit the Company to exclude the trade receivables of specific customers (obligors) from the trade receivable agreements, and to permit the Company to exclude the trade receivables of additional obligors subject to the consent of the bank (agent).

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at June 30, 2010 and December 31, 2009.

The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2010.

At June 30, 2010, the Company had unused lines of credit amounting to $309,881 available, compared to $310,504 at December 31, 2009.  Certain committed lines of credit have annual fees of up to 92 basis points (0.92%) of the committed lines of credit.  These lines are available to meet the short-term cash requirements of the Company.

Short-term borrowings outstanding during the six month periods ended June 30, 2010 and 2009 ranged from a minimum of $10,786 and $11,189 to a maximum of $18,618 and $65,858, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,026, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2010 and December 31, 2009.

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

Item 4T.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

(c)  The Company is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  At June 30, 2010, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2010	35,531	$20.00	N/A
May 1 to May 31, 2010	45,393	$20.00	N/A
June 1 to June 30, 2010	29,726	$20.00
N/A

Total	110,650	$20.00	N/A

Item 6.  Exhibits

      See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 9, 2010	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2010	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 9, 2010	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

3.1        Restated Certificate of Incorporation as amended to date.

3.2        By-laws as amended through December 10, 2009, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

10.1      Amendment No. 15 to the Receivables Purchase Agreement, dated as of June 11, 2010, filed as Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

10.2      Amendment No. 3 to the Receivables Sale Agreement, dated as of June 11, 2010, filed as Exhibit 10(ii) to the Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

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