Form 10-Q
period 2010-09-30
GRAYBAR ELECTRIC CO INC
filed 2010-11-08
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 31, 2010: 10,537,989
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2010

(Unaudited)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands except per share data)	2010	2009	2010	2009
Gross Sales	$1,253,714	$1,128,912	$3,394,092	$3,316,685
Cash discounts	(4,408)	(4,805)	(12,841)	(13,438)
Net Sales	1,249,306	1,124,107	3,381,251	3,303,247
Cost of merchandise sold	(1,015,311)	(908,282)	(2,743,056)	(2,662,267)
Gross Margin	233,995	215,825	638,195	640,980
Selling, general and administrative expenses	(189,860)	(188,741)	(549,623)	(570,495)
Depreciation and amortization	(9,990)	(9,582)	(29,683)	(29,119)
Other income, net	545	612	2,773	2,216
Income from Operations	34,690	18,114	61,662	43,582
Interest expense, net	(1,879)	(2,354)	(6,351)	(7,954)
Income before Provision for Income Taxes	32,811	15,760	55,311	35,628
Provision for income taxes	(12,886)	(5,696)	(22,254)	(14,757)
Net Income	19,925	10,064	33,057	20,871
Less: Net income attributable to noncontrolling interests	(82)	(45)	(180)	(46)
Net Income attributable to Graybar Electric Company, Inc.	$19,843	$10,019	$32,877	$20,825
Net Income per share of Common Stock (A)	$1.88	$0.94	$3.10	$1.95
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	10,574	10,627	10,601	10,666

(A)   Adjusted for the declaration of a ten percent (10%) stock dividend in 2009, shares related to which were issued in February 2010.  Prior to the adjustment, the average common shares outstanding were 9,661 and 9,696 for the three and nine months ended September 30, 2009, respectively.

(B)   Cash dividends declared were $3,181 and $2,910 for the three months ended September 30, 2010 and 2009, respectively.  Cash dividends declared were $9,550 and $8,750 for the nine months ended September 30, 2010 and 2009, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
			September 30,	December 31,
(Stated in thousands except share and per share data)			2010	2009

ASSETS

			(Unaudited)
Current Assets
Cash and cash equivalents			$80,971	$163,864
Trade receivables (less allowances of $6,541 and $6,217, respectively)			689,105	577,400
Merchandise inventory			395,606	309,622
Other current assets			22,985	27,353
Total Current Assets			1,188,667	1,078,239
Property, at cost
Land			47,663	47,743
Buildings			343,280	337,781
Furniture and fixtures			175,367	172,753
Software			76,906	76,906
Capital leases			8,753	5,205
Total Property, at cost			651,969	640,388
Less – accumulated depreciation and amortization			(356,081)	(336,686)
Net Property			295,888	303,702
Other Non-current Assets			36,558	50,012

Total Assets

			$1,521,113	$1,431,953

LIABILITIES

Current Liabilities
Short-term borrowings			$18,888	$15,232
Current portion of long-term debt			34,268	36,068
Trade accounts payable			558,476	451,279
Accrued payroll and benefit costs			72,925	66,939
Other accrued taxes			14,371	15,378
Dividends payable			--	10,660
Other current liabilities			38,528	57,690
Total Current Liabilities			737,456	653,246
Postretirement Benefits Liability			65,148	66,336
Pension Liability			77,665	77,699
Long-term Debt			59,957	80,959
Other Non-current Liabilities			11,555	15,544
Total Liabilities			951,781	893,784

SHAREHOLDERS’ EQUITY

	Shares at

Capital Stock

	September 30, 2010	December 31, 2009
Common, stated value $20.00 per share
Authorized	20,000,000	15,000,000
Issued to voting trustees	8,990,524	8,638,604
Issued to shareholders	2,029,401	1,984,686
In treasury, at cost	(428,244)	(24,808)
Outstanding Common Stock	10,591,681	10,598,482	211,834	211,970

Advance Payments on Subscriptions to Common Stock

			644	--

Retained Earnings

			447,247	423,920
Accumulated Other Comprehensive Loss			(95,384)	(102,599)

Total Graybar Electric Company, Inc. Shareholders’ Equity

			564,341	533,291

Noncontrolling Interests

			4,991	4,878

Total Shareholders’ Equity

			569,332	538,169
Total Liabilities and Shareholders’ Equity			$1,521,113	$1,431,953

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2010	2009
Cash Flows from Operations
Net Income	$33,057	$20,871
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,683	29,119
Deferred income taxes	14,413	(1,594)
Net gains on disposal of property	(672)	(335)
Net income attributable to noncontrolling interests	(180)	(46)
Changes in assets and liabilities:
Trade receivables	(111,705)	56,807
Merchandise inventory	(85,984)	39,162
Other current assets	4,368	3,566
Other non-current assets	13,454	(85)
Trade accounts payable	107,197	(46,565)
Accrued payroll and benefit costs	5,986	(58,394)
Other current liabilities	(27,253)	3,280
Other non-current liabilities	(5,211)	2,560
Total adjustments to net income	(55,904)	27,475
Net cash (used) provided by operations	(22,847)	48,346

Cash Flows from Investing Activities

Proceeds from disposal of property	1,116	968
Capital expenditures for property	(18,415)	(21,095)
Net cash used by investing activities	(17,299)	(20,127)

Cash Flows from Financing Activities

Net increase (decrease) in short-term borrowings	3,656	(4,168)
Repayment of long-term debt	(25,173)	(25,148)
Principal payments under capital leases	(1,418)	(510)
Sale of common stock	8,577	10,034
Purchases of common stock	(8,069)	(9,158)
Sales of noncontrolling interests’ stock	--	464
Purchases of noncontrolling interests’ common stock	(110)	(61)
Dividends paid	(20,210)	(17,675)
Net cash used by financing activities	(42,747)	(46,222)

Net Decrease in Cash

	(82,893)	(18,003)
Cash, Beginning of Year	163,864	130,443
Cash, End of Period	$80,971	$112,440

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$3,548	$641

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, stated in thousands)

Graybar Electric Company, Inc. Shareholders’ Equity

Common

	Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2008

	$193,256	$--	$425,276	$(114,869)	$3,928	$507,591
Net income			20,825		46	20,871
Foreign currency translation				5,149	339	5,488
Unrealized gain from interest rate swap (net of tax of $386)				606		606
Pension and postretirement liability adjustment (net of tax of $3,100)				4,870		4,870
Comprehensive income						31,835
Stock issued	9,306				464	9,770
Stock purchased	(9,158)				(61)	(9,219)
Advance payments		728				728
Dividends declared			(8,750)			(8,750)

September 30, 2009

	$193,404	$728	$437,351	$(104,244)	$4,716	$531,955

Graybar Electric Company, Inc. Shareholders’ Equity

Common

Stock

Common

Stock

Subscribed,

Unissued

Retained

Earnings

Accumulated

				Other Comprehensive Loss

Noncontrolling

Interests

Total

Shareholders’

						Equity

December 31, 2009

	$211,970	$--	$423,920	$(102,599)	$4,878	$538,169
Net income			32,877		180	33,057
Foreign currency translation				1,020	43	1,063
Unrealized loss from interest rate swap (net of tax of $132)				(207)		(207)
Pension and postretirement liability adjustment (net of tax of $4,076)				6,402		6,402
Comprehensive income						40,315
Stock issued	7,933					7,933
Stock purchased	(8,069)				(110)	(8,179)
Advance payments		644				644
Dividends declared			(9,550)			(9,550)

September 30, 2010

	$211,834	$644	$447,247	$(95,384)	$4,991	$569,332

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

Note 2

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance establishing two levels of US GAAP – authoritative and non-authoritative – and making the FASB Accounting Standards Codification the source of authoritative US GAAP to be applied by non-governmental entities, except for rules and interpretative releases of the Commission.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to US GAAP, but did not have any other impact on the Company’s condensed consolidated financial statements.

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

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy established by FASB.  At September 30, 2010 and December 31, 2009, the Company recorded a liability of $5,308 and $4,969, respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap.  The effective portion of the related gains or losses on the swap are deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during the three and nine months ended September 30, 2010 and 2009.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $(207) and $(632) during the three and nine month periods ended September 30, 2010, respectively.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $(213) and $(568) during the three and nine month periods ended September 30, 2009, respectively.

Unrealized losses, net of tax, of $(40) and $(207) related to the swap were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2010.  Unrealized (losses) gains, net of tax, of $(117) and $606 related to the swap were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2009, respectively.

These deferred gains and losses are recognized in income in the period in which the related interest payments being hedged are recognized in expense.  The Company has recorded $(3,244) and $(3,037), net of tax, in accumulated other comprehensive loss related to the effective portion of the interest rate swap at September 30, 2010 and December 31, 2009, respectively.  The amount of loss expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $(1,153).

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

The Company’s unrecognized tax benefits of $4,358 and $3,754 at September 30, 2010 and December 31, 2009, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

There were no tax positions for which the ultimate deductibility was highly uncertain included in the consolidated balance sheet at September 30, 2010 and December 31, 2009.  Because of the impact of deferred tax accounting, other than interest and penalties, any disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest and underpayment penalty rates.  The Company has accrued $1,315 and $1,103 in interest and penalties on its balance sheet at September 30, 2010 and December 31, 2009, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2007 and forward are available for examination by the US Internal Revenue Service (“IRS”).  The Company closed an examination conducted by the IRS of its 2007 federal income tax return during the fourth quarter of 2009.  The results of this examination were included in the 2009 provision for income taxes.  This examination outcome did not have a material effect on the Company’s financial results or its effective tax rate for the year ended December 31, 2009.

The Company has not agreed to extend its federal statute of limitations for the 2007 tax year as of September 30, 2010.  The federal statute of limitations for the 2007 tax year will expire on September 15, 2011.  The Company’s state income tax returns for 2005 through 2009 remain subject to examination by various state authorities, with the latest period closing on December 31, 2014.  The Company has extended the statutes of limitations for two state jurisdictions with respect to years prior to 2005.  Such statutes of limitations will expire on or before November 15, 2010 unless further extended.

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

Approximately eighty-two percent (82%) and eighty-one percent (81%) of the Company’s issued and outstanding shares of common stock was deposited with voting trustees and held under the 2007 Voting Trust Agreement by their beneficial owners as of September 30, 2010 and December 31, 2009, respectively.

At the Company’s annual meeting of shareholders on June 10, 2010, the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000 shares. The amendment was effective August 2010.

Note 8

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under the credit agreement at September 30, 2010 and December 31, 2009.

Note 9

At September 30, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that was scheduled to expire in October 2010.  Prior to expiration, the Company amended the trade receivable securitization program agreement, effective as of October 8, 2010, to extend the program to October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2010 and December 31, 2009.

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

As of September 30, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,913, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2010 and December 31, 2009.

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

The Company made contributions to its defined benefit pension plan totaling $10,000 and $30,000 during the three and nine month periods ended September 30, 2010, respectively.  Contributions made during the three and nine month periods ended September 30, 2009 totaled $8,500 and $24,500, respectively.  The Company expects to make additional contributions totaling $10,600 during the remainder of 2010.

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

Note 13

Comprehensive income for the three months ended September 30, 2010 and 2009 was $22,863 and $14,521, respectively.  Comprehensive income for the nine months ended September 30, 2010 and 2009 was $40,315 and $31,835, respectively.  Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

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

In the short term, the Company’s healthcare costs are expected to increase due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits, the elimination of the lifetime dollar limits per covered individual, and restrictions on annual dollar limits on essential benefits per covered individual, among other standard requirements.  In the long term, the Company’s healthcare costs may increase due to the enactment of the excise tax on “high cost” healthcare plans.

The Company continues to evaluate the impact, if any, the Acts will have on its financial statements as new regulations under the Acts are issued.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost of providing healthcare benefits for many employers, including the Company.

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities laws.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Business Overview

General economic conditions in the Company’s North American trading area continued to improve during the nine month period ended September 30, 2010.  Capital expenditures on business equipment continue to be positive.  Spending on building construction, however, remains constrained by tight credit availability and muted demand for new facilities.  As a result, the Company’s net sales increased a modest 2.4% during the nine months ended September 30, 2010, while gross margin declined 0.4% during the same period.

The Company expects moderate growth in net sales through the end of the year and into 2011.  Price competition and rising product costs are expected to continue to depress gross margin as a percent of net sales.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Three Months Ended

	September 30, 2010		September 30, 2009

	Dollars	Percent	Dollars	Percent

Net Sales

	$1,249,306	100.0%	$1,124,107	100.0%
Cost of merchandise sold	(1,015,311)	(81.3)	(908,282)	(80.8)

Gross Margin

	233,995	18.7	215,825	19.2
Selling, general and administrative expenses	(189,860)	(15.2)	(188,741)	(16.8)
Depreciation and amortization	(9,990)	(0.8)	(9,582)	(0.9)
Other income, net	545	0.1	612	0.1

Income from Operations

	34,690	2.8	18,114	1.6
Interest expense, net	(1,879)	(0.2)	(2,354)	(0.2)

Income before Provision for Income Taxes

	32,811	2.6	15,760	1.4
Provision for income taxes	(12,886)	(1.0)	(5,696)	(0.5)

Net Income

	19,925	1.6	10,064	0.9

Less:  Net income attributable to

               noncontrolling interests

	(82)	--	(45)	--

Net Income attributable to

Graybar Electric Company, Inc.

	$19,843	1.6%	$10,019	0.9%

	Nine Months Ended		Nine Months Ended

	September 30, 2010		September 30, 2009

	Dollars	Percent	Dollars	Percent

Net Sales

	$3,381,251	100.0%	$3,303,247	100.0%
Cost of merchandise sold	(2,743,056)	(81.1)	(2,662,267)	(80.6)

Gross Margin

	638,195	18.9	640,980	19.4
Selling, general and administrative expenses	(549,623)	(16.3)	(570,495)	(17.3)
Depreciation and amortization	(29,683)	(0.9)	(29,119)	(0.9)
Other income, net	2,773	0.1	2,216	0.1

Income from Operations

	61,662	1.8	43,582	1.3
Interest expense, net	(6,351)	(0.2)	(7,954)	(0.2)

Income before Provision for Income Taxes

	55,311	1.6	35,628	1.1
Provision for income taxes	(22,254)	(0.6)	(14,757)	(0.5)

Net Income

	33,057	1.0	20,871	0.6

Less:  Net income attributable to

                noncontrolling interests

	(180)	--	(46)	--

Net Income attributable to

Graybar Electric Company, Inc.

	$32,877	1.0%	$20,825	0.6%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales totaled $1,249,306 for the quarter ended September 30, 2010, compared to $1,124,107 for the quarter ended September 30, 2009, an increase of $125,199, or 11.1%.  Net sales to the electrical and comm/data market sectors for the three months ended September 30, 2010 increased 7.9% and 17.6%, respectively, compared to the same three month period of 2009.

Gross margin increased $18,170, or 8.4%, to $233,995 from $215,825, due mainly to higher net sales volume during the three months ended September 30, 2010, compared to the same period of 2009.  The Company’s gross margin rate on net sales decreased to 18.7% for the three months ended September 30, 2010 from 19.2% for the same period of 2009.

Selling, general and administrative expenses increased $1,119, or 0.6%, to $189,860, in the third quarter of 2010 from $188,741 in the third quarter of 2009, mainly due to higher employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales were 15.2% in the third quarter of 2010, down from 16.8% of net sales in the third quarter of 2009.

Depreciation and amortization expenses for the three months ended September 30, 2010 increased $408, or 4.3%, to $9,990 from $9,582 in the third quarter of 2009.  This increase was due to higher average levels of property, at cost recorded during the quarter ended September 30, 2010, compared to the same period of 2009, primarily equipment acquired under capital leases.  Depreciation and amortization expenses as a percentage of net sales decreased to 0.8% for the three months ended September 30, 2010, compared to 0.9% of net sales for the same three month period of 2009.

Other income, net totaled $545 for the three months ended September 30, 2010, compared to $612 for the three months ended September 30, 2009.  Other income, net consists primarily of gains (losses) on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was mainly due to higher net losses on the disposal of property for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Losses on the disposal of property were $(111) for the three months ended September 30, 2010 compared to $(64) for the three months ended September 30, 2009.

Income from operations totaled $34,690 for the three months ended September 30, 2010, an increase of $16,576, or 91.5%, from $18,114 for the three months ended September 30, 2009.  The increase was due to higher gross margin, which more than offset higher selling, general and administrative expenses, higher depreciation and amortization expenses, and lower other income, net.

Interest expense, net declined $475, or 20.2%, to $1,879 for the three months ended September 30, 2010 from $2,354 for the three months ended September 30, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt in the third quarter of 2010, compared to the same period of 2009.  Long-term debt outstanding, including the current portion, was $94,225 at September 30, 2010, compared to $121,863 at September 30, 2009.

The increase in income from operations and reduction in interest expense, net resulted in income before provision for income taxes of $32,811 for the three months ended September 30, 2010, an increase of $17,051, or 108.2%, compared to $15,760 for the three months ended September 30, 2009.

The Company’s total provision for income taxes increased $7,190, or 126.2%, to $12,886 for the three months ended September 30, 2010, compared to $5,696 for the same period of 2009.  The Company’s effective tax rate increased to 39.3% for the three months ended September 30, 2010, up from 36.1% for the same period of 2009.  This increase in the effective tax rate was mainly due to changes in unrecognized tax benefits, interest and penalties for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2010 increased $9,824, or 98.1%, to $19,843 from $10,019 for the three months ended September 30, 2009.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

Net sales totaled $3,381,251 for the nine month period ended September 30, 2010, compared to $3,303,247 for the nine month period ended September 30, 2009, an increase of $78,004, or 2.4%.  Net sales to the electrical market during the nine month period ended September 30, 2010 decreased 0.3%, while net sales to the comm/data market increased 7.9%, for the nine month period ended September 30, 2010, compared to the same nine month period of 2009.

Gross margin decreased $2,785, or 0.4%, to $638,195 from $640,980, due mainly to increased price competition during the first nine months of 2010, coupled with lower net sales during the first half of 2010, compared to the same period of 2009.  The Company’s gross margin rate on net sales decreased to 18.9% for the nine months ended September 30, 2010 from 19.4% for the same nine month period of 2009.

Selling, general and administrative expenses decreased $20,872, or 3.7%, to $549,623, for the nine month period ended September 30, 2010, compared to $570,495 for the nine month period ended September 30, 2009, mainly due to lower employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales for the nine month period ended September 30, 2010 were 16.3%, an improvement from 17.3% for the same nine month period of 2009.

Depreciation and amortization expenses for the nine months ended September 30, 2010 increased $564, or 1.9%, to $29,683 from $29,119 for the same nine month period in 2009.  This increase was due primarily to an increase in buildings and furniture and fixture assets, partially offset by the disposal of property.  Depreciation and amortization expenses as a percentage of net sales remained flat at 0.9% for the nine months ended September 30, 2010, compared to the same nine month period of 2009.

Other income, net totaled $2,773 for the nine month period ended September 30, 2010, compared to $2,216 for the nine month period ended September 30, 2009.  Other income, net consists primarily of gains (losses) on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to net gains on the disposal of property, which were $672 for the nine months ended September 30, 2010, compared to $335 for the nine months ended September 30, 2009.

Income from operations totaled $61,662 for the nine month period ended September 30, 2010, an increase of $18,080, or 41.5%, from $43,582 for the nine month period ended September 30, 2009.  The increase was largely due to lower selling, general and administrative expenses and higher other income, net, which more than offset lower gross margin and higher depreciation and amortization expenses.

Interest expense, net declined $1,603, or 20.2%, to $6,351 for the nine month period ended September 30, 2010 from $7,954 for the nine month period ended September 30, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt in 2010, compared to 2009.  Long-term debt outstanding, including the current portion, was $94,225 at September 30, 2010, compared to $121,863 at September 30, 2009.

The increase in income from operations and reduction in interest expense, net resulted in income before provision for income taxes of $55,311 for the nine month period ended September 30, 2010, an increase of $19,683, or 55.2%, compared to $35,628 for the nine month period ended September 30, 2009.

The Company’s total provision for income taxes increased $7,497, or 50.8%, to $22,254 for the nine month period ended September 30, 2010, compared to $14,757 for the same nine month period of 2009, due to an increase in income before provision for income taxes.  As a result, the Company’s effective tax rate decreased to 40.2% for the nine month period ended September 30, 2010, down from 41.4% for the same nine month period of 2009.

Net income attributable to Graybar Electric Company, Inc. for the nine month period ended September 30, 2010 increased $12,052, or 57.9%, to $32,877 from $20,825 for the nine month period ended September 30, 2009.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by the sale of common stock to the Company’s employees and long-term debt.

Operating Activities

Net cash used by operations was $22,847 for the nine month period ended September 30, 2010, compared to net cash provided by operations of $48,346 for the same nine month period of 2009.  Negative cash flows from operations for the nine months ended September 30, 2010 were primarily attributable to increases in trade receivables of $111,705 and merchandise inventory of $85,984.  These negative cash flows were partially offset by net income of $33,057 and an increase in trade accounts payable of $107,197.

Trade receivables increased primarily due to an 11.1% rise in net sales during the quarter ended September 30, 2010, compared to the same period of 2009, but also due to a modest increase in average days of sales outstanding at September 30, 2010.  Merchandise inventory balances increased significantly to support rising net sales, particularly during the quarter ended September 30, 2010, while inventory turnover improved modestly for the same period, compared to the three months ended September 30, 2009.

Current assets exceeded current liabilities by $451,211 at September 30, 2010, an increase of $26,218, or 6.2%, from $424,993 at December 31, 2009.

Investing Activities

Net cash used by investing activities totaled $17,299 for the nine month period ended September 30, 2010, compared to $20,127 for the same period of 2009.  Capital expenditures for property were $18,415 and $21,095, and proceeds from the disposal of property were $1,116 and $968, for the nine month periods ended September 30, 2010 and 2009, respectively.  The proceeds received resulted primarily from the sale of real property during the nine month periods ended September 30, 2010 and 2009.

Financing Activities

Net cash used by financing activities totaled $42,747 for the nine month period ended September 30, 2010, compared to $46,222 for the nine month period ended September 30, 2009.

Cash provided by short-term borrowings was $3,656 for the nine month period ended September 30, 2010, compared to cash used for short-term borrowings of $4,168 for the nine month period ended September 30, 2009.  The Company made payments on long-term debt, including current portion, of $25,173 and capital lease obligations of $1,418 for the nine month period ended September 30, 2010.  During the nine month period ended September 30, 2009, the Company made payments on long-term debt, including current portion, of $25,148 and capital lease obligations of $510.

Cash provided by the sale of common stock amounted to $8,577 and $10,034, and purchases of stock to be held in treasury were $8,069 and $9,158, for the nine month periods ended September 30, 2010 and 2009, respectively.  Cash paid for noncontrolling interest common stock was $110 and $61 for the nine month periods ended September 30, 2010 and 2009, respectively.  Cash dividends paid were $20,210 and $17,675 for the nine month periods ended September 30, 2010 and 2009, respectively.

Cash and cash equivalents were $80,971 at September 30, 2010, compared to $163,864 at December 31, 2009, a decrease of $82,893, or 50.6%.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, the Company had a $100,000 trade receivable securitization program that was scheduled to expire in October 2010.  Prior to expiration, the Company amended the trade receivable securitization program agreement, effective as of October 8, 2010, to extend the program to October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2010 and December 31, 2009.

At September 30, 2010, the Company had unused lines of credit amounting to $307,354 available, compared to $310,504 at December 31, 2009.  Certain committed lines of credit had annual fees of up to 92 basis points (0.92%) of the committed lines of credit.  These lines are available to meet the short-term cash requirements of the Company.

Short-term borrowings outstanding during the nine month periods ended September 30, 2010 and 2009 ranged from a minimum of $10,786 and $11,189 to a maximum of $20,962 and $65,858, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of September 30, 2010 and December 31, 2009.

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

As of September 30, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,913, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2010 and December 31, 2009.

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

Item 4T.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

(c)  The Company is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  At September 30, 2010, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2010	44,831	$20.00	N/A
August 1 to August 31, 2010	34,307	$20.00	N/A
September 1 to September 30, 2010	31,784	$20.00
N/A

Total	110,922	$20.00	N/A

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

November 8, 2010	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 8, 2010	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2010	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

3.1        Restated Certificate of Incorporation as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010, as filed with the Commission on August 9, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

3.2        By-laws as amended through December 10, 2009, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

10.1      Amendment No. 16 to the Receivables Purchase Agreement, dated as of October 8, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2010, as filed with the Commission on October 8, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

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