Form 10-K
period 2010-12-31
GRAYBAR ELECTRIC CO INC
filed 2011-03-08
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
YES ☐ NO ☒

        The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2010, was approximately $208,528,100.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 82% of the outstanding shares of Common Stock are held of record by four Voting Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 4, 2011 was 11,713,506.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2011 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

PART I

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. (“Graybar” or the “Company”), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2010, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Acts”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2010.

All dollar amounts are stated in thousands ($000s) in the following discussion except for per share data.

Item 1.  Business

The Company

Graybar Electric Company, Inc. is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

The Company was incorporated under the laws of the State of New York on December 11, 1925 to purchase the wholesale distribution business of Western Electric Company, Incorporated.  Graybar is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  The location of the principal executive offices of the Company is 34 North Meramec Avenue, St. Louis, Missouri 63105 and its telephone number is (314) 573-9200.

The Company maintains an internet website at http://www.graybar.com.  Graybar’s filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, are accessible free of charge on our website within the “About Us” page under “SEC Filings” as soon as reasonably practicable after we file the reports with the SEC.  Additionally, a copy of the Company’s SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days or by calling the SEC at 1-800-SEC-0330.  A copy of our electronically filed materials can also be obtained at http://www.sec.gov.

Suppliers

Graybar distributes approximately one million products (“stockkeeping units” or “SKUs”) purchased primarily from nearly 4,100 manufacturers and suppliers through the Company’s network of distribution facilities.  The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.  The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately fifty-three percent (53%) of the products it sold during 2010 from its top 25 suppliers.  However, the Company generally deals with more than one supplier for any product category and there are alternative sources of comparable products available for nearly all product categories.

Products

The Company stocks approximately 90,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical and comm/data products.  The products distributed by the Company consist primarily of wire and cable, lighting fixtures, power distribution equipment, comm/data products for wide and local area networks, conduit, boxes and fittings, wiring devices, motor controls, industrial automation, lamps, industrial enclosures, station apparatus, tools and test equipment, and transformers.

Order Backlog

On December 31, 2010 and 2009, the Company had orders on hand that totaled $604,233 and $526,608, respectively.  The Company expects that approximately eighty-nine percent (89%) of the orders it had on hand at December 31, 2010 will be filled within the twelve-month period ending December 31, 2011.  Generally, orders placed by customers and accepted by the Company have resulted in sales.  However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Sales And Distribution

Graybar sells its products primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the US.  The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry an inventory of product.  In addition, the Company maintains seven national zone warehouses and seven district service centers containing inventories of both standard and specialized products.  Both the national zone warehouses and district service centers replenish local inventories carried at the Company’s US distribution facilities and make shipments directly to customers.  The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico.

The sales and distribution facilities operated by the Company at December 31, 2010 are shown below:

US Locations
District

Number of Sales and

Distribution Facilities*

National Zone Warehouses

Boston	11	Austell, GA
California	21	Fresno, CA
Dallas	13	Joliet, IL
Chicago	19	Richmond, VA
Minneapolis	17	Springfield, MO
New York	12	Stafford, TX
Atlanta	20	Youngstown, OH
Phoenix	11
Pittsburgh	19
Richmond	18
Seattle	12
St. Louis	15
Tampa	19
*Includes District Service Centers

International Locations

	Number of Distribution Facilities

Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30

Graybar International, Inc. Carolina, Puerto Rico	1

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use, otherwise, orders are filled from the Company’s inventory.  On a dollar volume basis, approximately fifty-six percent (56%) and fifty-five percent (55%) of customer orders were filled from the Company’s inventory in 2010 and 2009, respectively, and the remainder were shipped directly from the supplier to the place of use.

The Company generally finances its inventory through the collection of trade receivables and trade accounts payable terms with its suppliers.  The Company’s short-term borrowing facilities are also used to finance inventory when necessary.  Historically, the Company has not used long-term borrowings to finance inventory.

The Company distributes its products to approximately 120,000 customers, which fall into three principal classes.  The following list shows the estimated percentage of the Company’s total sales attributable to each of these classes for the last three years:

	Percentage of Sales For the Years Ended December 31,
Class of Customers	2010	2009	2008
Electrical Contractors	45.2%	46.0%	48.1%
Data and Voice Communications	20.6%	20.5%	19.4%
Commercial & Industrial	19.4%	18.5%	18.6%

At December 31, 2010, the Company employed approximately 2,800 persons in sales capacities.  Approximately 1,200 of these sales personnel were outside sales representatives working to generate sales with current and prospective customers.  The remainder of the sales personnel were sales and marketing managers, inside sales representatives, and advertising, quotation, and counter personnel.

Competition

The Company believes that it is one of the four largest wholesale distributors of electrical and comm/data products in the US.  This market is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately twenty-eight percent (28%) of the total market.  The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and manufacturers who sell their products directly to end users.

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

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and  Puerto Rico and accounted for approximately six percent (6%), five percent (5%), and five percent (5%), of consolidated revenues in 2010, 2009, and 2008, respectively.  Limited export activities are handled primarily from Company facilities in Texas, Arizona and California.  Long-lived assets located outside the US represented approximately two percent (2%), one percent (1%), and one percent (1%) of the Company’s consolidated assets at the end of 2010, 2009, and 2008, respectively.  The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2010, the Company employed approximately 7,000 persons on a full-time basis.  Approximately 110 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.

Item 1A.  Risk Factors

Our liquidity, financial condition, and results of operations are subject to various risks, including, but not limited to, those discussed below.  The risks outlined below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our liquidity, financial condition, and results of operations.

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the US and, to a lesser extent, Canada.  Customers for both electrical and comm/data products are similarly diverse – we have approximately 120,000 customers and our largest customer accounts for only five percent (5%) of our total revenue.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

The Company’s results of operations are impacted by changes in commodity prices, primarily copper and steel.  Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper or steel, two industrial metal commodities that have been subject to extreme price volatility during the past several years.  Examples of such products include copper wire and cable and steel conduit, enclosures, and fittings.  The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to the Company declines, pricing to our customers decreases by a similar percentage.  This impacts our results of operations by lowering both revenue and gross margin.  Rising copper and steel prices have the opposite effect, increasing both revenue and gross margin, assuming the quantities of the affected products sold remain constant.

The impact of commodity price fluctuations on the value of our merchandise inventory is reduced by the Company’s use of the last-in, first-out (“LIFO”) inventory cost method, which matches current product costs to current revenues.

We purchase one hundred percent (100%) of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers.  Approximately fifty-three percent (53%) of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost revenue and, in rare cases, damages for late or non-delivery.

Our daily activities are highly dependent on the uninterrupted operation of our information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attack, or other major disruptions.  A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting revenue, expenses, or both.

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

More specifically, with respect to asbestos litigation, as of December 31, 2010, approximately 2,500 individual cases and 146 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position or results of operations in future periods.

Our financing arrangements and loan agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our senior unsecured notes, revolving credit facility, and trade receivable securitization program impose contractual limits on our ability, and the ability of most of our subsidiaries, to make investments (including in our common stock), pay dividends, incur debt, dispose of property, and issue equity securities.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants.  Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

The value of our common stock is dependent primarily upon the regular payment of dividends, which are paid at the discretion of the Board of Directors.  The repurchase price for our common stock under the Company’s purchase option is the same as the issue price.  Accordingly, as long as Graybar exercises its option to purchase, appreciation in the value of an investment in our common stock is dependent solely on the Company’s ability and willingness to declare dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of the Board of Directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2010, the Company had seven national zone warehouses ranging in size from approximately 160,000 to 240,000 square feet.  The lease arrangement used to finance three of the national zone warehouses is discussed in Note 9 of the Notes to the Consolidated Financial Statements, located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  Of the remaining four national zone warehouses, two are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately three and six years.

The Company also had seven district service centers ranging in size from 116,000 to 210,000 square feet as of December 31, 2010.  Three of the seven district service centers are owned and the others are leased.  The remaining lease terms on the leased district service centers are between three and nine years.

Graybar operates in thirteen geographical districts, each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of distribution and sales facilities, excluding service centers, in a district varies from ten to twenty and totals 200 for all districts.  The facilities range in size from approximately 1,000 to 180,000 square feet, with the average being approximately 33,000 square feet.  The Company owns 117 of these distribution facilities and leases 83 of them for varying terms, with the majority having a remaining lease term of less than five years.

The Company maintains thirty distribution facilities in Canada, of which nineteen are owned and eleven are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from approximately 1,000 to 60,000 square feet.  In November 2010, the Company purchased nine facilities from a related party in Canada that were previously leased.  The Company also has a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2014.

The Company’s headquarters are located in St. Louis, Missouri in an 88,000 square foot building owned by the Company.  The Company also leases a 200,000 square foot operations and administration center in St. Louis.  The Company has options to purchase this facility in 2011, 2016, and at the expiration of the lease in 2021.

As of December 31, 2010, the Company had granted mortgages or other security interests on twenty-two buildings securing $44,445 in debt.  Seven of the twenty-two facilities are subject to security interests totaling $28,720 under a lease arrangement with an independent lessor.  The other fifteen facilities are subject to first mortgages securing fixed- and variable-rate notes, of which $15,725 in principal remains outstanding.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Removed and Reserved

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2011, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. J. Beagen	54	Employed by Company in 1980; Vice President and Controller, September 2005 to present.
D. B. D’Alessandro	50	Employed by Company in 1983; Senior Vice President and Chief Financial Officer, May 2005 to present.
M. W. Geekie	49

Employed by Emerson Electric Company, Process Management Group, Assistant General Counsel, May 2000 to July 2005; Employed by XTRA Corporation, General Counsel and Secretary, August 2005 to February 2008; Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.

L. R. Giglio	56	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
K. M. Mazzarella	50

Employed by Company in 1980; Senior Vice President, Human Resources and Strategic Planning, December 2005 to April 2008; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010; Senior Vice President – Sales and Marketing, March 2010 to present; Executive Vice President, Chief Operating Officer, December 2010 to present.

R. D. Offenbacher	60

Employed by Company in 1968; Senior Vice President – Sales and Marketing, February 2004 to April 2008; Senior Vice President – Sales and Marketing, Electrical, April 2008 to February 2010; Senior Vice President – U.S. Business, March 2010 to present.

B. L. Propst	41

Employed by Company in 2002; Senior Corporate Counsel, March 2004 to March 2008; Vice President – Human Resources, April 2008 to June 2009; Senior Vice President – Human Resources, June 2009 to present.

J. N. Reed	53	Employed by Company in 1980; Vice President and Treasurer, April 2000 to present.
R. A. Reynolds, Jr.	62	Employed by Company in 1972; President and Chief Executive Officer, July 2000 to present; Chairman of the Board, April 2001 to present.

On January 10, 2011, R. D. Offenbacher, an officer, director, and Senior Vice President – U.S. Business of the Company announced his intention to retire as an officer and director, and from his employment with the Company, effective April 1, 2011.  R. C. Lyons, Tampa District Vice President and a director of the company, will replace Mr. Offenbacher as an officer and Senior Vice President – U.S. Business effective April 1, 2011.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2010, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period

Total Number of

	Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2010	53,692	$20.00	N/A
November 1 to November 30, 2010	38,522	$20.00	N/A
December 1 to December 31, 2010	26,755	$20.00
N/A

Total	118,969	$20.00	N/A

Capital Stock at December 31, 2010

Title of Class

	Number of Security Holders	Number of Shares (A)
Voting Trust Interests issued with respect to Common Stock	4,902	9,475,978
Common Stock	1,055	2,143,998
Total	5,957	11,619,976

(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in 2010, shares related to which were issued on February 4, 2011.

Dividend Data (in dollars per share)

	Year Ended December 31,

Period

	2010	2009
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.10	1.10
Total	$2.00	$2.00

On December 9, 2010, a ten percent (10%) stock dividend was declared to shareholders of record on January 3, 2011.  Shares representing this dividend were issued on February 4, 2011.

On December 10, 2009, a ten percent (10%) stock dividend was declared to shareholders of record on January 4, 2010.  Shares representing this dividend were issued on February 1, 2010.

Company Performance

The following graph shows a five-year comparison of cumulative total shareholders’ returns for the Company’s common stock, the Standard & Poor’s 500 Composite Stock Index, and a Comparable Company Index of companies selected by the Company as being representative of the Company’s line of business.

	2005	2006	2007	2008	2009	2010
Graybar	$100.00	$115.55	$139.55	$183.14	$240.34	$290.27
Comparable Company Index	$100.00	$109.31	$121.11	$94.18	$121.91	$172.95
S&P 500	$100.00	$113.62	$117.63	$72.36	$89.33	$100.75

The comparison above assumes $100.00 invested on December 31, 2005 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 3, 2006).

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

Five Year Summary of Selected Consolidated Financial Data

(Stated in thousands except for per share data)

For the Years Ended December 31,	2010	2009	2008	2007	2006
Gross Sales	$4,634,231	$4,395,718	$5,423,122	$5,279,653	$5,028,827
Cash Discounts	(17,854)	(17,836)	(22,968)	(21,352)	(19,684)

Net Sales

	$4,616,377	$4,377,882	$5,400,154	$5,258,301	$5,009,143
Gross Margin	$866,641	$854,950	$1,045,219	$1,032,318	$961,451

Net Income attributable to

Graybar Electric Company, Inc.

	$41,998	$37,277	$87,400	$83,421	$57,388
Average common shares outstanding (A)	11,647	11,708	11,636	11,453	11,224
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$3.61	$3.18	$7.51	$7.28	$5.11

Cash Dividends per share of Common Stock

	$2.00	$2.00	$2.00	$2.00	$2.00
Total assets	$1,519,438	$1,431,953	$1,556,199	$1,532,028	$1,508,246
Total liabilities (B)	$960,631	$893,784	$1,048,608	$1,048,649	$1,061,476
Shareholders’ equity (B)	$558,807	$538,169	$507,591	$483,379	$446,770
Working capital	$415,724	$424,993	$431,126	$394,291	$415,465
Long-term debt	$64,859	$80,959	$113,633	$115,419	$203,869

(A)   All periods adjusted for the declaration of a ten percent (10%) stock dividend declared in December 2010, a ten percent (10%) stock dividend declared in December 2009, a twenty percent (20%) stock dividend declared in December 2008, a twenty percent (20%) stock dividend declared in December 2007, and a ten percent (10%) stock dividend declared in December 2006.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2009, 2008, 2007, and 2006 were 10,644, 9,617, 7,888, and 6,442, respectively.

(B)   All periods adjusted for the January 1, 2009 adoption of accounting and disclosure requirements under generally accepted accounting principles in the US (“US GAAP”) issued by the FASB regarding noncontrolling interests in consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2010.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

General economic conditions in the Company’s North American trading area improved throughout the year ended December 31, 2010.  Capital expenditures on business equipment during 2010 increased significantly over 2009 levels.  Spending on building construction during the year ended December 31, 2010, however, remained constrained by tight credit availability and muted demand for new facilities.  Preliminary economic reports indicate that the multi-year decline in building construction ended during the fourth quarter of 2010, however, and early projections for 2011 are for positive growth in this sector of the economy.

Growth in the Company’s net sales accelerated throughout the year, finishing with a 14.9% increase during the fourth quarter of 2010, compared to the same period of 2009.  Net sales for the year ended December 31, 2010 increased 5.4%, compared to the year ended December 31, 2009.  Price inflation driven by rising commodity prices, particularly copper, contributed significantly to the Company’s sales growth.  Gross margin increased 1.4% for the year ended December 31, 2010, compared to the same period of 2009, though the Company’s gross margin as a percent of sales declined to 18.8% in 2010 from 19.5% in 2009.

The Company expects moderate growth in net sales, improved gross margin as a percent of net sales, and increased net income for 2011.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net Sales

	$4,616,377	100.0%	$4,377,882	100.0%	$5,400,154	100.0%
Cost of merchandise sold	(3,749,736)	(81.2)	(3,522,932)	(80.5)	(4,354,935)	(80.7)

Gross Margin

	866,641	18.8	854,950	19.5	1,045,219	19.3
Selling, general and administrative expenses	(753,988)	(16.3)	(745,886)	(17.0)	(857,970)	(15.9)
Depreciation and amortization	(39,725)	(0.9)	(39,352)	(0.9)	(37,980)	(0.7)
Other income, net	4,608	0.1	2,786	0.1	2,856	0.1

Income from Operations

	77,536	1.7	72,498	1.7	152,125	2.8
Interest expense, net	(8,062)	(0.2)	(9,967)	(0.2)	(12,539)	(0.2)
Income before provision for income taxes	69,474	1.5	62,531	1.5	139,586	2.6
Provision for income taxes	(27,181)	(0.6)	(25,089)	(0.6)	(52,026)	(1.0)

Net Income

	42,293	0.9	37,442	0.9	87,560	1.6

Net income attributable to         noncontrolling interests

	(295)	--	(165)	--	(160)	--

Net Income attributable to

Graybar Electric Company, Inc.

	$41,998	0.9%	$37,277	0.9%	$87,400	1.6%

2010 Compared to 2009

Net sales totaled $4,616,377 for the year ended December 31, 2010, compared to $4,377,882 for the year ended December 31, 2009, an increase of $238,495 or 5.4%.  Net sales to the electrical and comm/data market sectors during the year ended December 31, 2010 increased 3.1% and 11.4%, respectively, compared to the year ended December 31, 2009.

        Gross margin increased $11,691, or 1.4%, to $866,641 from $854,950, due to higher net sales for the year ended December 31, 2010, compared to the year ended December 31, 2009.  The Company’s gross margin as a percent of net sales was 18.8% for the year ended December 31, 2010, down from 19.5% in 2009, primarily due to price competition and rising product costs.

        Selling, general and administrative expenses increased $8,102, or 1.1%, to $753,988, for the year ended December 31, 2010, compared to $745,886 for the year ended December 31, 2009, mainly due to higher employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2010 were 16.3%, down from 17.0% in 2009.

        Depreciation and amortization expenses for the year ended December 31, 2010 increased $373, or 0.9%, to $39,725 from $39,352 for the year ended December 31, 2009.  This increase was due primarily to an increase in information technology assets.  Depreciation and amortization expenses as a percentage of net sales remained flat at 0.9% for the year ended December 31, 2010, compared to the year ended December 31, 2009.

        Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $4,608 for the year ended December 31, 2010, compared to $2,786 for the year ended December 31, 2009.  Gains on the sale of real and personal property, net of losses, were $1,177 for the year ended December 31, 2010, compared to gains on the disposal of property of $524 for the year ended December 31, 2009.  Other income, net for the year ended December 31, 2009, included property impairment losses of $(576), primarily on assets that were held for sale.

        Income from operations totaled $77,536 for the year ended December 31, 2010, an increase of $5,038, or 6.9%, from $72,498 for the year ended December 31, 2009.  The increase was due to higher net sales, gross margin, and other income, net, partially offset by increases in selling, general and administrative expenses and depreciation and amortization expenses.

        Interest expense, net declined $1,905, or 19.1%, to $8,062 for the year ended December 31, 2010 from $9,967 for the year ended December 31, 2009.  This reduction was mainly due to a lower level of outstanding long-term debt during the year ended December 31, 2010, compared to 2009.

        The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $69,474 for the year ended December 31, 2010, an increase of $6,943, or 11.1%, compared to $62,531 for the year ended December 31, 2009.

        The Company’s total provision for income taxes increased $2,092, or 8.3%, to $27,181 for the year ended December 31, 2010 from $25,089 the year ended December 31, 2009, as a result of higher income before provision for income taxes.  The Company’s effective tax rate was 39.1% for the year ended December 31, 2010, down from 40.1% for the year ended December 31, 2009.  The effective tax rates for the years ended December 31, 2010 and 2009 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

        Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2010 increased $4,721, or 12.7%, to $41,998 from $37,277 for the year ended December 31, 2009.

2009 Compared to 2008

Net sales totaled $4,377,882 for the year ended December 31, 2009, compared to $5,400,154 for the year ended December 31, 2008, a decrease of $1,022,272 or 18.9%.  Net sales to the electrical and comm/data market sectors during the year ended December 31, 2009 decreased 20.8% and 15.7%, respectively, compared to the year ended December 31, 2008.

        Gross margin decreased $190,269, or 18.2%, to $854,950 from $1,045,219, due to lower net sales for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The Company’s gross margin as a percent of net sales was 19.5% for the year ended December 31, 2009, compared to 19.3% in 2008.

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

        The Company’s total provision for income taxes decreased $26,937, or 51.8%, to $25,089 for the year ended December 31, 2009 from $52,026 for the year ended December 31, 2008, as a result of lower income before provision for income taxes.  The Company’s effective tax rate increased to 40.1% for the year ended December 31, 2009, up from 37.3% for the year ended December 31, 2008.  The Company settled income tax-related issues during the year ended December 31, 2008, and approximately $2,600 of unrecognized tax benefits related to uncertain tax positions were released, producing a lower effective tax rate for that period.  The effective tax rates for the years ended December 31, 2009 and 2008 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

        Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2009 decreased $50,123, or 57.3%, to $37,277 from $87,400 for the year ended December 31, 2008.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock sales to the Company’s employees and long-term debt.

Cash Flow Information For the Years Ended December 31,	2010	2009	2008
Net cash (used) provided by operations	$(10,240)	$114,365	$148,628
Net cash used by investing activities	(29,120)	(25,012)	(45,045)
Net cash used by financing activities	(42,148)	(55,932)	(39,307)
Net (Decrease) Increase in Cash	$(81,508)	$33,421	$64,276

Operating Activities

Net cash used by operations was $10,240 for the year ended December 31, 2010, compared to net cash provided by operations of $114,365 for the year ended December 31, 2009.  Negative cash flows from operations for the year ended December 31, 2010 were primarily attributable to increases in trade receivables of $100,812 and merchandise inventory of $80,728 resulting from accelerating net sales growth during the second half of 2010, partially offset by increases in trade accounts payable of $69,076 and accrued payroll and benefit costs of $28,572.

Trade receivables increased during 2010, due primarily to a 5.4% increase in net sales for the year ended December 31, 2010, compared to the year ended December 31, 2009.  As a result of this sales increase, the average number of days of sales outstanding at December 31, 2010, measured using annual sales, increased significantly, compared to the average number of days at December 31, 2009.  Average days of sales outstanding for the three month period ended December 31, 2010, increased modestly, compared to the same three month period of 2009.  Average inventory turnover decreased significantly for the year ended December 31, 2010, compared to the same period of 2009.  Merchandise inventory turnover for the three month period ended December 31, 2010, declined moderately, compared to the same three month period of 2009.

Current assets exceeded current liabilities by $415,724 at December 31, 2010, a decrease of $9,269, or 2.2%, from $424,993 at December 31, 2009.

Investing Activities

Net cash used by investing activities totaled $29,120 for the year ended December 31, 2010, compared to $25,012 for the year ended December 31, 2009.  Capital expenditures for property were $33,624 and $27,263, and proceeds from the disposal of property were $3,880 and $1,633, for the years ended December 31, 2010 and 2009, respectively.  The proceeds received resulted primarily from the sale of real property in 2010 and 2009.  Cash received from the Company’s investment in affiliated company was $624 and $618, for the years ended December 31, 2010 and 2009, respectively, and relates to the Company’s membership in Graybar Financial Services, LLC.

Financing Activities

Net cash used by financing activities totaled $42,148 for the year ended December 31, 2010, compared to $55,932 for the year ended December 31, 2009.

Cash provided by short-term borrowings was $4,463 for the year ended December 31, 2010, compared to cash used to decrease short-term borrowings of $5,217 for the year ended December 31, 2009.  The Company made payments on long-term debt, including current portion, of $32,160 and capital lease obligations of $1,968 during the year ended December 31, 2010.  The Company made payments on long-term debt, including current portion, of $32,085 and capital lease obligations of $801 during the year ended December 31, 2009.

Cash provided by the sale of common stock amounted to $9,799 and $11,392, and purchases of treasury stock were $10,448 and $11,901, for the years ended December 31, 2010 and 2009, respectively.  Cash paid to purchase noncontrolling interest stock was $151 and $109, and there was no cash provided by the sale of noncontrolling interest stock for the year ended December 31, 2010, compared to $464 for the year ended December 31, 2009.  Cash dividends paid were $20,211 and $17,675, for the years ended December 31, 2010 and 2009, respectively.

Cash and cash equivalents were $82,356 at December 31, 2010, a decrease of $81,508, or 49.7%, from $163,864 at December 31, 2009.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at December 31, 2010 and 2009.

At December 31, 2009, the Company had a $100,000 trade receivable securitization program that was scheduled to expire in October 2010.  Prior to expiration, the Company amended the trade receivable securitization program agreement, effective as of October 8, 2010, to extend the program to October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

        The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at December 31, 2010 and 2009.

At December 31, 2010, the Company had available to it unused lines of credit amounting to $307,308, compared to $310,504 at December 31, 2009.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 67 basis points (0.67%) and 92 basis points (0.92%) of the committed lines of credit as of December 31, 2010 and 2009, respectively.

Short-term borrowings outstanding during the years ended December 31, 2010 and 2009 ranged from a minimum of $10,786 and $11,189 to a maximum of $20,962 and $65,858, respectively.  Short-term borrowings outstanding at December 31, 2010 and 2009 totaled $19,695 and $15,232, respectively, and were drawn by the Company’s Canadian subsidiary against a bank line of credit secured by all personal property of that subsidiary.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of December 31, 2010 and 2009.

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

        As of December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

        Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2010 and 2009.

Contractual Obligations and Commitments

The Company has the following contractual obligations as of December 31, 2010:

		Payments due by period
Contractual obligations	Total	2011	2012 and 2013	2014 and 2015	After 2015
Long-term debt obligations	$102,907	$35,107	$57,521	$10,279	$--
Capital lease obligations	6,951	3,007	3,371	573	--
Operating lease obligations	96,875	19,640	29,214	18,033	29,988
Purchase obligations	542,669	542,669	--	--	--
Total	$749,402	$600,423	$90,106	$28,885	$29,988

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $63,616 of accrued, unfunded pension cost, $88,044 of accrued, unfunded employment-related benefits cost, of which $79,762 is related to the Company’s postretirement benefit plan, and $3,843 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $40,800 to its defined benefit pension plan during 2011 that are not included in the table.  The Company contributed $40,763 to its defined benefit pension plan in 2010.

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

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistics services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

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

The following tables present key assumptions used to measure the pension and postretirement benefit obligation at December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	4.75%	5.00%
Expected return on plan assets	6.25%	6.25%	--	--

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefits obligations and future pension and postretirement benefits expense.  For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension expense for 2010 and the pension liability as of December 31, 2010 would have increased pension expense by $3,934 and the pension liability by $37,989, respectively.  Similarly, a one percent (1%) decrease in the discount rate would have increased 2010 postretirement benefits expense by $138 and the December 31, 2010 postretirement benefits liability by $6,292.

A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the defined benefit pension plan in future years.  As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2010 pension expense by $3,501.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period.  These agreements typically provide for the incentives to be paid quarterly or annually in arrears.  The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved.  The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold.  Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

New Accounting Standards

        No new accounting standards that were issued or became effective during 2010 have had or are expected to have a material impact on the Company’s consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements”.  The Update amends the guidance on fair value measurements that requires companies to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires companies to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, that is, Level 3 assets in the fair value hierarchy.  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009, while the disclosures related to Level 3 assets are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted this standard as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements.  These disclosures had no impact on the Company’s results of operations, financial position, or cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary exposures to market risk are interest rate risk associated with debt obligations, foreign currency exchange rate risk, and commodity risk.

Interest Rate Risk

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

Based on $56,074 in variable-rate debt outstanding at December 31, 2010, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $561 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates.

							December 31, 2010
Debt Instruments	2011	2012	2013	2014	2015	After 2015	Total	Fair Value
Long-term,
fixed-rate debt	$31,756	13,514	12,580	831	1,990	--	$60,671	$57,856
Weighted-average interest rate	6.85%	6.15%	6.06%	4.54%	5.57%	--

Long-term,
variable-rate debt	$435	435	28,150	435	6,924	--	$36,379	$36,379
Weighted-average interest rate	4.25%	4.25%	1.88%	4.25%	4.25%	--

Short-term, variable- rate borrowings	$19,695	--	--	--	--	--	$19,695	$19,695
Weighted-average interest rate	3.35%	--	--	--	--	--

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

The Company entered into a swap agreement to manage interest rates on amounts due under a leveraged lease arrangement in September 2000.  The swap agreement, which expires in July 2013, is based on a notional amount of $28,720.  The agreement calls for an exchange of interest payments, with the Company being paid a LIBOR-based floating rate and paying a fixed rate of 6.92%.  There is no exchange of the notional amount upon which the payments are based.  The fair value of the swap agreement at December 31, 2010 and 2009 was approximately $(4,706) and $(4,969), respectively.  The negative value of this agreement reflects the current low level of interest rates compared to market interest rates in September 2000, when the agreement was entered into.  A one percent (1%) increase in LIBOR for all maturities through July 2013 would have increased the fair value of the swap agreement by approximately $866 and $902 as of December 31, 2010 and 2009, respectively.

Foreign Currency Exchange Rate Risk

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar.  Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its income and expenses are translated using average exchange rates prevailing during the year.  Currency translation adjustments are included in accumulated other comprehensive loss.  Exposure to foreign currency exchange rate fluctuations is not material.

Commodity Risk

The Company has a moderate level of primary exposure to commodity price risk on wire and cable, steel conduit, and many other products that contain copper or steel or both.  Graybar does not purchase commodities directly, however.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2010, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2010.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                                                                                                /s/ Ernst & Young LLP

St. Louis, Missouri

March 8, 2011

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands except per share data)	2010	2009	2008

Net Sales

	$4,616,377	$4,377,882	$5,400,154
Cost of merchandise sold	(3,749,736)	(3,522,932)	(4,354,935)
Gross Margin	866,641	854,950	1,045,219
Selling, general and administrative expenses	(753,988)	(745,886)	(857,970)
Depreciation and amortization	(39,725)	(39,352)	(37,980)
Other income, net	4,608	2,786	2,856
Income from Operations	77,536	72,498	152,125
Interest expense, net	(8,062)	(9,967)	(12,539)
Income before provision for income taxes	69,474	62,531	139,586
Provision for income taxes	(27,181)	(25,089)	(52,026)
Net Income	42,293	37,442	87,560
Net income attributable to noncontrolling interests	(295)	(165)	(160)
Net Income attributable to Graybar Electric Company, Inc.	$41,998	$37,277	$87,400
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$3.61	$3.18	$7.51

(A)  Adjusted for the declaration of a 10 percent (10%) stock dividend in December 2010, shares related to which were issued in February 2011.  Prior to the adjustment, the average common shares outstanding were 10,644 and 10,579 for the years ended December 31, 2009 and 2008, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in thousands except share and per share data)			2010	2009

ASSETS

Current Assets
Cash and cash equivalents			$82,356	$163,864
Trade receivables (less allowances of $7,299 and $6,217, respectively)			678,212	577,400
Merchandise inventory			390,350	309,622
Other current assets			15,891	27,353
Total Current Assets			1,166,809	1,078,239
Property, at cost
Land			49,890	47,743
Buildings			349,781	337,781
Furniture and fixtures			176,814	172,753
Software			76,906	76,906
Capital leases			10,214	5,205
Total Property, at cost			663,605	640,388
Less – accumulated depreciation and amortization			(362,793)	(336,686)
Net Property			300,812	303,702
Other Non-current Assets			51,817	50,012

                        Total Assets

			$1,519,438	$1,431,953

LIABILITIES

Current Liabilities
Short-term borrowings			$19,695	$15,232
Current portion of long-term debt			32,191	36,068
Trade accounts payable			520,355	451,279
Accrued payroll and benefit costs			95,511	66,939
Other accrued taxes			15,248	15,378
Dividends payable			11,686	10,660
Other current liabilities			56,399	57,690
Total Current Liabilities			751,085	653,246
Postretirement Benefits Liability			72,462	66,336
Pension Liability			62,816	77,699
Long-term Debt			64,859	80,959
Other Non-current Liabilities			9,409	15,544
Total Liabilities			960,631	893,784

SHAREHOLDERS’ EQUITY

	Shares at December 31,

        Capital Stock

	2010	2009
Common, stated value $20.00 per share
Authorized	20,000,000	15,000,000
Issued to voting trustees	9,498,347	8,638,604
Issued to shareholders	2,148,384	1,984,686
In treasury, at cost	(26,755)	(24,808)
Outstanding Common Stock	11,619,976	10,598,482	232,400	211,970
Common shares subscribed	565,844	502,875	11,317	10,058
Less subscriptions receivable	(565,844)	(502,875)	(11,317)	(10,058)

        Retained Earnings

			423,602	423,920
Accumulated Other Comprehensive Loss			(102,343)	(102,599)

        Total Graybar Electric Company, Inc. Shareholders’ Equity

			553,659	533,291

        Noncontrolling Interests

			5,148	4,878
Total Shareholders’ Equity			558,807	538,169
Total Liabilities and Shareholders’ Equity			$1,519,438	$1,431,953

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2010	2009	2008
Cash Flows from Operations
Net Income	$42,293	$37,442	$87,560
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	39,725	39,352	37,980
Deferred income taxes	10,627	941	1,654
Net (gains) losses on disposal of property	(1,177)	(524)	108
Losses on impairment of property	--	576	340
Net income attributable to noncontrolling interests	(295)	(165)	(160)
Changes in assets and liabilities:
Trade receivables	(100,812)	82,378	43,091
Merchandise inventory	(80,728)	64,191	23,263
Other current assets	11,462	3,520	(10,738)
Other non-current assets	(2,429)	(1,397)	(12,048)
Trade accounts payable	69,076	(60,218)	(3,538)
Accrued payroll and benefit costs	28,572	(53,645)	3,301
Other current liabilities	(11,662)	13,529	(13,397)
Other non-current liabilities	(14,892)	(11,615)	(8,788)
Total adjustments to net income	(52,533)	76,923	61,068
Net cash (used) provided by operations	(10,240)	114,365	148,628

Cash Flows from Investing Activities

Proceeds from disposal of property	3,880	1,633	448
Capital expenditures for property	(33,624)	(27,263)	(46,121)
Investment in affiliated company	624	618	628
Net cash used by investing activities	(29,120)	(25,012)	(45,045)

Cash Flows from Financing Activities

Net increase (decrease) in short-term borrowings	4,463	(5,217)	1,248
Repayment of long-term debt	(32,160)	(32,085)	(31,894)
Proceeds from long-term debt	8,528	--	4,009
Principal payments under capital leases	(1,968)	(801)	(451)
Sales of common stock	9,799	11,392	10,866
Purchases of treasury stock	(10,448)	(11,901)	(8,413)
Sales of noncontrolling interests’ common stock	--	464	--
Purchases of noncontrolling interests’ common stock	(151)	(109)	(99)
Dividends paid	(20,211)	(17,675)	(14,573)
Net cash used by financing activities	(42,148)	(55,932)	(39,307)

Net (Decrease) Increase in Cash

	(81,508)	33,421	64,276
Cash, Beginning of Year	163,864	130,443	66,167
Cash, End of Year	$82,356	$163,864	$130,443

Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisition of equipment under capital leases	$5,009	$2,792	$--
Cash Paid During the Year for:
Interest, net of amounts capitalized	$8,562	$10,470	$13,527
Income taxes, net of refunds	$15,037	$19,965	$44,656

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)

Common

	Stock

Retained

Earnings

Accumulated Other Comprehensive

Loss

Noncontrolling

Interests

Total

Shareholders’

					Equity

Balance, December 31, 2007

	$158,633	$386,217	$(65,899)	$4,428	$483,379
Net income		87,400		160	87,560
Foreign currency translation			(8,839)	(561)	(9,400)
Unrealized loss from interest rate swap (net of tax of $906)			(1,423)		(1,423)
Pension and postretirement benefits liability adjustment (net of tax of $24,644)			(38,708)		(38,708)
Comprehensive income					38,029
Stock issued	10,866				10,866
Stock purchased	(8,413)			(99)	(8,512)
Dividends declared	32,170	(48,341)			(16,171)

Balance, December 31, 2008

	$193,256	$425,276	$(114,869)	$3,928	$507,591
Net income		37,277		165	37,442
Foreign currency translation			6,955	430	7,385
Unrealized gain from interest rate swap (net of tax of $557)			875		875
Pension and postretirement benefits liability adjustment (net of tax of $2,827)			4,440		4,440
Comprehensive income					50,142
Stock issued	11,392			464	11,856
Stock purchased	(11,901)			(109)	(12,010)
Dividends declared	19,223	(38,633)			(19,410)

Balance, December 31, 2009

	$211,970	$423,920	$(102,599)	$4,878	$538,169
Net income		41,998		295	42,293
Foreign currency translation			2,681	126	2,807
Unrealized gain from interest rate swap (net of tax of $102)			161		161
Pension and postretirement benefits liability adjustment (net of tax of $1,646)			(2,586)		(2,586)
Comprehensive income					42,675
Stock issued	9,799				9,799
Stock purchased	(10,448)			(151)	(10,599)
Dividends declared	21,079	(42,316)			(21,237)

Balance, December 31, 2010

	$232,400	$423,602	$(102,343)	$5,148	$558,807

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2010 and 2009 and

for the Years Ended December 31, 2010, 2009, and 2008

(Stated in thousands except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

      In accordance with the accounting standards issued by the Financial Accounting Standards Board (“FASB”) in December 2007, and contained in the FASB’s Accounting Standards Codification (“ASC” or the “Codification”) effective January 1, 2009, the Company’s minority interests were recharacterized as noncontrolling interests and are reported as a separate component of shareholders’ equity.  No purchases or sales of equity interests resulted in a change in control and such transactions were, therefore, accounted for as equity transactions.  Net income attributable to the noncontrolling interests is separately identified in the consolidated statements of income.

      The Company has reclassified its noncontrolling interests to shareholders’ equity for all periods presented.  The Company also adjusted its net income to include the net income attributable to the noncontrolling interests.  Consolidated comprehensive income was also adjusted to include the comprehensive income attributable to the noncontrolling interests.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the December 31, 2010 presentation.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2010 that require recognition or disclosure in these financial statements.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which, product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistics services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $35,683, $32,947, and $47,574 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history, the economic environment, and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2010
Allowance for cash discounts	$1,201	$17,854	$(17,682)	$1,373
Allowance for doubtful accounts	5,016	6,401	(5,491)	5,926
Total	$6,217	$24,255	$(23,173)	$7,299

For the Year Ended December 31, 2009
Allowance for cash discounts	$1,515	$17,836	$(18,150)	$1,201
Allowance for doubtful accounts	6,048	7,581	(8,613)	5,016
Total	$7,563	$25,417	$(26,763)	$6,217

For the Year Ended December 31, 2008
Allowance for cash discounts	$1,545	$22,968	$(22,998)	$1,515
Allowance for doubtful accounts	6,703	4,453	(5,108)	6,048
Total	$8,248	$27,421	$(28,106)	$7,563

Merchandise Inventory

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current revenues.  Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been approximately $129,888 and $107,655 greater than reported under the LIFO method at December 31, 2010 and 2009, respectively.  In 2009 and 2008, the Company liquidated portions of previously created LIFO layers, resulting in decreases in cost of merchandise sold of $(16,685) and $(4,554), respectively.  The Company did not liquidate any portion of previously created LIFO layers in 2010.

The Company makes provisions for obsolete or slow-moving inventories as necessary to reflect reductions in inventory value.  Reserves for excess and obsolete inventories were $4,500 and $3,900 at December 31, 2010 and 2009, respectively.  The change in the reserves for excess and obsolete inventories, included in cost of merchandise sold, was $600, $(700), and $(800) for the years ended December 31, 2010, 2009, and 2008, respectively.

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period.  These agreements typically provide for the incentives to be paid quarterly or annually in arrears.  The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved.  The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold.  Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of the Company’s suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

Depreciation expense was $25,273, $25,222, and $25,101 in 2010, 2009, and 2008, respectively.

At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2010 and 2009 were $5,009 and $2,792, respectively.

Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the life of property are capitalized.

The Company capitalizes interest expense on major construction and development projects while in progress.  Interest capitalized in 2010, 2009, and 2008 was $120, $269, and $82, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  The Company capitalized software and software development costs of $3,375 and $3,307 in 2010 and 2009, respectively, and the amounts are recorded in furniture and fixtures.

Unamortized software totaled $2,487 and $12,436 at December 31, 2010 and 2009, respectively.  The estimated useful life of capitalized software is eight years.

The Company reviews long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as to be held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.  For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses.

The Company did not record any impairment charges in 2010.  The Company recorded impairment losses totaling $(576) and $(340) to account for the expected losses on those assets to be held and used where the carrying amount exceeded the estimated fair value of the assets and for the sale of properties classified as held for sale for the years ended December 31, 2009 and 2008, respectively.  The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2009 and 2008.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances for potential credit losses and such losses historically have been within management’s expectations.

Fair Value

The Company endeavors to utilize the best available information in measuring fair value.  US GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  The Company has used fair value measurements to value its pension plan assets and interest rate swap.

Derivative Financial Instruments

The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under a certain lease arrangement.  The Company’s interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis.

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  At December 31, 2010 and 2009, the Company recorded a liability of $(4,706) and $(4,969), respectively, in other current liabilities on the consolidated balance sheet for the fair value of the swap.  The effective portion of the related gains or losses on the swap is deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the consolidated statements of income during 2010, 2009, and 2008.  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $847 and $781 during the years ended December 31, 2010 and 2009, respectively.  Unrealized gains (losses) (net of tax) of $161, $875, and $(1,423) related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2010, 2009, and 2008, respectively.  The amount of loss (net of tax) expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,159.  At December 31, 2010 and 2009, cumulative unrealized net losses related to the swap of $(2,876) and $(3,037) (net of tax) were recorded in accumulated other comprehensive loss.  These deferred amounts are recognized in interest expense, net in the period in which the related interest payments being hedged are recognized in expense.

Foreign Currency Exchange Rate

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar.  Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its statements of income amounts are translated at the average rates of exchange prevailing during the year.  Currency translation adjustments are included in accumulated other comprehensive loss.

Goodwill

The Company’s goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  The annual impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount.  The fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2010, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill.  At December 31, 2010 and 2009, the Company had $6,680 of goodwill included in other non-current assets in its consolidated balance sheets.

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

Pension Plan

The Company sponsors a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the employees’ period of active service.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plan.

Variable Interest Entities

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

The Company has a lease agreement with an independent lessor that is considered to be a VIE.  The agreement provides $28,720 of financing for five of the Company’s distribution facilities and carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a VIE.  Graybar, as lessee, retains the power to direct the operational activities that most significantly impact the economic performance of the VIE and has an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company is the primary beneficiary of this VIE, and accordingly, consolidates the silo in its financial statements.

New Accounting Standards

No new accounting standards that were issued or became effective during 2010 have had or are expected to have a material impact on the Company’s consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements”.  The Update amends the guidance on fair value measurements that requires companies to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires companies to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, that is, Level 3 assets in the fair value hierarchy.  The disclosures related to Level 1 and Level 2 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2009, while the disclosures related to Level 3 assets are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted this standard as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements.  These disclosures had no impact on the Company’s results of operations, financial position, or cash flows.

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

The Company’s unrecognized tax benefits of $3,843 and $3,754 as of December 31, 2010 and 2009, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2010 and 2009 were as follows:

	2010	2009
Balance at January 1:	$3,754	$3,874
Additions based on tax positions related to current year	699	650
Additions based on tax positions of prior years	119	--
Reductions for tax positions of prior years	(693)	(770)
Settlements	(36)	--
Balance at December 31:	$3,843	$3,754

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,107 and $1,103 in interest and penalties in its statement of financial position at December 31, 2010 and 2009, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2007 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company closed an examination conducted by the IRS of its 2007 federal income tax return during the fourth quarter of 2009.  The results of this examination were included in the 2009 provision for income taxes.  The examination outcome did not have a material effect on the Company’s financial results or its effective tax rate.  The Company has not agreed to extend its federal statute of limitations for the 2007 tax year as of December 31, 2010.  The federal statute of limitations for the 2007 tax year will expire on September 15, 2011.  The Company’s state income tax returns for 2006 through 2010 remain subject to examination by various state authorities with the latest period closing on December 31, 2015.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2006.  Such statutes of limitations will expire on or before November 15, 2011 unless extended.

The provisions for income taxes recorded in the consolidated statements of income are as follows:

For the Year Ended December 31,	2010	2009	2008
Federal income tax
Current	$14,366	$21,633	$44,127
Deferred	9,428	777	4,930

State income tax
Current	2,189	2,515	6,245
Deferred	1,198	164	(3,276)
Provision for income taxes	$27,181	$25,089	$52,026

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2010	2009
Postretirement benefits	$31,027	$29,837
Payroll accruals	2,577	3,176
Bad debt reserves	2,544	2,132
Other deferred tax assets	13,472	11,709
Pension	19,092	24,716
Inventory	--	3,098
Subtotal	68,712	74,668
less: valuation allowances	(2,778)	(2,492)
Deferred tax assets	65,934	72,176

Fixed assets	(22,098)	(17,212)
Inventory	(1,744)	--
Computer software	(968)	(4,837)
Other deferred tax liabilities	(4,521)	(4,482)
Deferred tax liabilities	(29,331)	(26,531)
Net deferred tax assets	$36,603	$45,645

Deferred tax assets included in other current assets were $1,838 and $14,126 at December 31, 2010 and 2009, respectively.  Deferred tax assets included in other non-current assets were $34,765 and $31,519 at December 31, 2010 and 2009, respectively.  The Company’s deferred tax assets include foreign net operating losses of $517 and $231 as of December 31, 2010 and 2009 that expire in 2017 and 2016, respectively.  The Company’s deferred tax assets also include state net operating loss carryforwards of $2,819 and $2,091 as of December 31, 2010 and 2009, respectively, that expire between 2010 and 2030.  The Company’s deferred tax assets also include capital loss carryforwards of $2,261 and $2,261 as of December 31, 2010 and 2009, respectively, that expire in 2014.  Due to uncertainty surrounding their ultimate utilization, full valuation allowances against these foreign net operating loss and capital loss carryforwards have been established.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

For the Years Ended December 31,	2010	2009	2008
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal benefit	2.7	2.3	1.5
Other, net	1.4	2.8	0.8
Effective tax rate	39.1%	40.1%	37.3%

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

During 2010, the Company offered to eligible employees and qualified retirees the right to subscribe to 841,500 shares of common stock at $20.00 per share in accordance with the provisions of the Company’s Three-Year Common Stock Purchase Plan dated June 10, 2010.  This resulted in the subscription of 565,844 shares ($11,317).  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 14, 2011; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 14, 2011, in the case of shares paid for prior to January 14, 2011.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2010	522,405	520,458
2009	595,073	602,926
2008	420,634	422,454

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01), on June 10, 2004.  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company.  There were no shares of preferred stock outstanding at December 31, 2010 and 2009.

On December 9, 2010, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2011.  The stock was issued February 4, 2011.  On December 10, 2009, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 4, 2010.  The stock was issued on February 1, 2010.  On December 11, 2008, the Company declared a twenty percent (20%) common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 5, 2009.  The stock was issued February 2, 2009.

5. NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2010, as a result of the stock dividend declared on December 9, 2010 payable to shareholders of record on January 3, 2011.  Shares representing this dividend were issued on February 4, 2011.  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a ten percent (10%) stock dividend declared in 2010, a ten percent (10%) stock dividend declared in 2009, and a twenty percent (20%) stock dividend in 2008.  The average number of shares used in computing net income per share of common stock at December 31, 2010, 2009, and 2008 was 11,646,785, 11,708,040, and 11,636,415, respectively.

6. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2010	2009
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005 through July 2011	$14,286	$28,571
Variable rate lease arrangement, secured by facilities, due July 2013	27,715	27,715
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in October 2003 through April 2013	18,750
		26,250
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May 2001 through November 2010, with a final payment of $3,094 due in May 2011	3,094
		9,285
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003 through June 2013	10,909
		14,545
5.57% note, secured by facility, due in monthly installments of principal and interest of $32 through December 2014, with a final payment of $2,000 due in January 2015	2,977
		3,041
5.79% note, secured by facility, due in monthly installments of principal and interest of $37 through October 2013, with a final payment of $3,444 due November 2013	4,083	4,088
6.48% capital lease, secured by equipment, due in monthly installments of principal and interest of $47 beginning in January 2007 through December 2011	544
		1,060
Variable rate note, secured by facilities, due in monthly installments of $36 through October 2015, with a final payment of $6,583 due in November 2015	8,664	--
2.64% to 4.97% capital leases, secured by equipment, various maturities	6,028	2,472
	$97,050	$117,027
Less current portion	(32,191)	(36,068)
Long-term Debt	$64,859	$80,959

Long-term Debt matures as follows:
2011	$32,191
2012	13,949
2013	40,730
2014	1,266
2015	8,914
After 2015	--
$97,050

The net book value of property securing various long-term debt instruments was $40,429 and $28,305 at December 31, 2010 and 2009, respectively.

The Company’s borrowings under short-term credit agreements typically consist of issuances of commercial paper under the trade receivable securitization program and draws against both a revolving credit agreement and bank lines of credit.

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at December 31, 2010 and 2009.

At December 31, 2009, the Company had a $100,000 trade receivable securitization program that was scheduled to expire in October 2010.  Prior to expiration, the Company amended the trade receivable securitization program agreement, effective as of October 8, 2010, to extend the program to October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interests.  Accordingly, the trade receivables and related debt are included in the accompanying consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at December 31, 2010 and 2009.

At December 31, 2010, the Company had available to it unused lines of credit amounting to $307,308, compared to $310,504 at December 31, 2009.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 67 basis points (0.67%) and 92 basis points (0.92%) of the committed lines of credit as of December 31, 2010 and 2009, respectively.

Short-term borrowings outstanding during 2010 and 2009 ranged from a minimum of $10,786 and $11,189 to a maximum of $20,962 and $65,858, respectively.  Short-term borrowings outstanding at December 31, 2010 and 2009 totaled $19,695 and $15,232, respectively, and were drawn by the Company’s Canadian subsidiary against a bank line of credit secured by all personal property of that subsidiary.  The average daily amount of borrowings outstanding under short-term credit agreements during 2010 and 2009 amounted to approximately $16,000 and $18,000 at weighted-average interest rates of 2.94% and 2.19%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2010 was 3.35%.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants as of December 31, 2010 and 2009.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $2,815 and $4,590 at December 31, 2010 and 2009, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of the Company’s variable-rate short- and long-term debt approximates its carrying value at December 31, 2010 and 2009, respectively.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees.  Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Benefits are provided through insurance coverage with premiums based on the benefits paid during the year.  The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2010 and 2009.

The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Projected benefit obligation	$(396,008)	$(376,651)	$(79,762)	$(74,336)
Fair value of plan assets	332,392	298,352	--	--
Funded status	$(63,616)	$(78,299)	$(79,762)	$(74,336)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $336,457 and $309,594 at December 31, 2010 and 2009, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Current accrued benefit cost	$(800)	$(600)	$(7,300)	$(8,000)
Non-current accrued benefit cost	(62,816)	(77,699)	(72,462)	(66,336)
Net amount recognized	$(63,616)	$(78,299)	$(79,762)	$(74,336)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Net actuarial loss	$96,542	$97,656	$20,881	$17,656
Prior service cost (gain)	4,116	4,974	(10,523)	(11,856)
Accumulated other comprehensive loss	$100,658	$102,630	$10,358	$5,800

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2011, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$7,454	$1,222
Prior service cost (gain)	856	(1,344)
Accumulated other comprehensive loss	$8,310	$(122)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	4.75%	5.00%
Rate of compensation increase	4.25%	4.00%	--	--
Health care cost trend on covered charges	--	--	8% / 5%	7% / 5%

For measurement of the postretirement benefit obligation, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2010.  This rate is assumed to decrease to 5.00% at January 1, 2019 and remain at that level thereafter.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Employer contributions	$40,763	$35,097	$8,631	$8,703
Participant contributions	$--	$--	$2,342	$2,209
Benefits paid	$(35,011)	$(30,881)	$(10,973)	$(10,912)

The Company expects to make contributions totaling $40,800 to its defined benefit pension plan during 2011.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2011	$29,300	$7,300
2012	28,800	7,500
2013	29,600	7,800
2014	30,500	7,900
2015	30,900	8,000
After 2015	166,100	40,000

The investment objective of the Company’s defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan.  The Company’s defined benefit pension plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flow liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity.

Asset allocation information for the defined benefit pension plan at December 31, 2010 and 2009 is as follows:

Investment	2010 Actual Allocation	2010 Target Allocation Range	2009 Actual Allocation	2009 Target Allocation Range
Equity securities-US	8%	3-15%	7%	3-15%
Equity securities-International	7%	3-15%	10%	3-15%
Fixed income investments-US	57%	35-75%	63%	35-75%
Fixed income investments-International	11%	3-15%	5%	3-15%
Absolute return	10%	5-15%	7%	5-15%
Real assets	4%	3-10%	5%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	2%	0-3%	2%	0-3%
Total	100%	100%	100%	100%

The following is a description of the valuation methodologies used for assets held by the defined benefit pension plan measured at fair value:

Equity securities

Equity securities and certain commingled equity funds are valued at the closing price reported on the active market on which the individual securities are traded.  Other equity mutual funds are valued by the fund manager based on the fair value of the underlying assets held by the fund.

Fixed income investments

Government, government agency, and certain corporate bonds are valued using the closing price reported on the active market on which the securities are traded.  Investments in mortgage-backed securities are valued using models with readily observable market data as inputs, adjusted for potentially lower trading activity in the market for mortgage-backed securities.  Commingled institutional fixed income funds are valued by the fund manager based on the fair value of the underlying assets held by the fund.

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

The methods described above may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its defined benefit pension plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

There have been no changes in the methodologies used by the Company to determine fair value at December 31, 2010 or 2009.

The following tables set forth by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2010 and 2009:

December 31, 2010
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US
Corporate stocks	$12,454	$--	$--	$12,454
Mutual funds	5,431	7,782	--	13,213
Equity securities - International
Corporate stocks	165	--	--	165
Mutual funds	21,212	3,518	--	24,730
Fixed income investments - US
Corporate debt	91,684	--	--	91,684
US government debt	21,933	--	--	21,933
Mutual funds	17,569	57,257	--	74,826
Fixed income investments - International
Corporate debt	20,548	--	--	20,548
Commingled funds	--	--	16,091	16,091
Absolute return	--	--	31,838	31,838
Real assets	--	4,714	10,130	14,844
Private equity	--	--	4,006	4,006
Short-term investments	--	--	6,060	6,060
Total	$190,996	$73,271	$68,125	$332,392

December 31, 2009
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US	$7,069	$14,448	$--	$21,517
Equity securities - International	--	29,827	--	29,827
Fixed income investments - US	112,541	75,858	--	188,399
Fixed income investments - International	--	--	15,119	15,119
Absolute return	--	--	20,978	20,978
Real assets	3,880	--	9,486	13,366
Private equity	--	--	3,317	3,317
Short-term investments	--	--	5,829	5,829
Total	$123,490	$120,133	$54,729	$298,352

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan Level 3 assets for the years ended December 31, 2010 and 2009:

December 31, 2010
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$15,119	$20,978	$9,486	$3,317	$5,829	$54,729
Realized gains/(losses)	19	(521)	(7)	91	--	(418)
Unrealized gains/(losses)	1,048	1,236	703	227	--	3,214
Purchases, sales, issuances and settlements (net)	(95)	10,145	(52)	371	231	10,600
Balance, end of year	$16,091	$31,838	$10,130	$4,006	$6,060	$68,125

December 31, 2009
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$14,095	$19,212	$12,559	$3,040	$28,330	$77,236
Realized gains/(losses)	7	(3)	(4)	96	--	96
Unrealized gains/(losses)	1,104	1,775	(3,013)	(341)	--	(475)
Purchases, sales, issuances and settlements (net)	(87)	(6)	(56)	522	(22,501)	(22,128)
Balance, end of year	$15,119	$20,978	$9,486	$3,317	$5,829	$54,729

The net periodic benefit cost for the years ended December 31, 2010, 2009, and 2008 included the following components:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$15,502	$15,710	$15,019	$2,086	$1,931	$2,056
Interest cost	21,763	21,572	20,069	3,918	4,168	4,461
Expected return on plan assets	(20,691)	(19,495)	(21,259)	--	--	--
Amortization of:
Net actuarial loss	11,325	10,181	9,860	2,045	1,439	2,101
Prior service cost (gain)	1,405	1,248	1,262	(2,181)	(2,456)	(2,457)
Curtailment loss (gain)	--	542	--	--	(2,452)	--
Net periodic benefit cost	$29,304	$29,758	$24,951	$5,868	$2,630	$6,161

In 2009, as a result of reductions in its workforce, the Company recorded a $(542) curtailment loss and a $2,452 curtailment gain in the income statement for the defined benefit pension plan and postretirement benefits plan, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.00%	6.00%	5.00%	6.00%	5.75%
Expected return on plan assets	6.25%	6.25%	8.00%	--	--	--
Rate of compensation increase	4.00%	3.80%	4.25%	--	--	--
Health care cost trend on covered charges	--	--	--	7% / 5%	8% / 5%	9% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated rates of return on the various classes of assets in which the plan invests.  The Company has elected to use an expected long-term rate of return on plan assets of 6.25%.  The Company anticipates that its investment managers will continue to generate long-term returns consistent with its assumed rate, despite periodic fluctuations in market performance.

For measurement of the postretirement benefits net periodic cost, a 7.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2010.  The rate was assumed to decrease 1.00% per year to 5.00% at January 1, 2012 and to remain at that level thereafter.

8. PROFIT SHARING AND SAVINGS PLAN

The Company provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees.  Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally based on the profitability of the Company.  Cost recognized by the Company under the profit-sharing portion of the plan was $31,576, $27,645, and $53,889 for the years ended December 31, 2010, 2009 and 2008, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006.

9. COMMITMENTS AND CONTINGENCIES

The Company has a lease agreement with an independent lessor, that is considered to be a VIE.  The agreement provides $28,720 of financing for five of the Company’s distribution facilities and carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a VIE.  Graybar, as lessee, retains the power to direct the operational activities that most significantly impact the economic performance of the VIE and has an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company is the primary beneficiary of this VIE, and accordingly, consolidates the silo in its financial statements.

        As of December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2009, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $16,299, long-term debt of $27,715, and a noncontrolling interest of $1,005.

        Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2010 and 2009.

Rental expense was $25,684, $27,185, and $29,104 in 2010, 2009, and 2008, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2011	$19,640
2012	16,480
2013	12,734
2014	10,316
2015	7,717
After 2015	29,988

The Company entered into a swap agreement to manage interest rates on amounts due under the lease arrangement discussed above in September 2000.  The swap agreement, which expires in July 2013, is based on a notional amount of $28,720.  The agreement calls for an exchange of interest payments with the Company receiving payments on a LIBOR-based floating rate and making payments based on a fixed rate of 6.92%.  There is no exchange of the notional amount upon which the payments are based.  As discussed in Note 2 to the consolidated financial statements, the swap is designated as a completely effective cash flow hedge of the variable interest payments due under the lease.  The fair value of the swap was $(4,706) and $(4,969) at December 31, 2010 and 2009, respectively, and is recorded in other current liabilities in the consolidated balance sheet.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2010	2009
Currency translation	$11,549	$8,868
Unrealized loss from interest rate swap	(2,876)	(3,037)
Pension liability	(100,658)	(102,630)
Postretirement benefits liability	(10,358)	(5,800)
Accumulated other comprehensive loss	$(102,343)	$(102,599)

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2010 and 2009, adjusted for the declaration of stock dividends of ten percent (10%) in 2010 and 2009, is as follows:

	2010
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,001,174	$1,130,771	$1,249,306	$1,235,126
Gross margin	$194,659	$209,541	$233,995	$228,446
Net income attributable to the Company	$3,526	$9,508	$19,843	$9,121
Net income attributable to the Company per share of common stock (A)	$0.30	$0.82	$1.71	$0.78

(A)   All periods adjusted for a ten percent (10%) stock dividend declared in December 2010.  Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2010 were 10,646,511, 10,585,178, and 10,574,117 respectively.

	2009
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,057,548	$1,121,592	$1,124,107	$1,074,635
Gross margin	$207,239	$217,916	$215,825	$213,970
Net income attributable to the Company	$2,485	$8,321	$10,019	$16,452
Net income attributable to the Company per share of common stock (B)	$0.21	$0.71	$0.85	$1.41

(B)  All periods adjusted for ten percent (10%) stock dividends declared in December 2010 and December 2009.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2009 were 9,748,124, 9,688,326, 9,660,951, and 9,626,045, respectively.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2010 was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2011 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1– Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2011 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

Certain information regarding executive officers and directors who are not nominated for election at the 2011 annual meeting of shareholders, namely R. D. Offenbacher, that is required by this Item is set forth as a Supplementary Item at the end of Part I hereof.  On January 10, 2011, R. D. Offenbacher, an officer, director, and Senior Vice President - U.S. Business of the Company announced his intention to retire as an officer and director, and from his employment with the Company, effective April 1, 2011.  R. D. Offenbacher's extensive sales and management experience and industry knowledge enable him to provide valuable input to the Board on strategic initiatives proposed by the Company, especially with respect to sales and strategy in the electrical market.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2010 Annual Report on Form 10-K.

		1.	Index to Financial Statements

			(i)	Consolidated Statements of Income for each of the three years ended December 31, 2010 (page 21).

			(ii)	Consolidated Balance Sheets, as of December 31, 2010 and 2009 (page 22).

			(iii)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010 (page 23).

			(iv)	Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2010 (page 24).

			(v)	Notes to Consolidated Financial Statements (pages 25 to 39).

			(vi)	Report of Independent Registered Public Accounting Firm (page 20).

		2.	Index to Financial Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

		3.	Exhibits

The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

		(3)	(i)	Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (Commission File No.000-00255) and incorporated herein by reference.

			(ii)	Bylaws

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

			(i)	Management Incentive Plan*

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

Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated of June 11, 2010, filed as Exhibit 10(ii) to Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

(v)

Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 (Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated September 25, 2009, and signed September 30, 2009, filed as Exhibit 10(v) to the Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 9, 2009, and signed October 14, 2009, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed October 15, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated as of June 11, 2010, filed as Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated as of October 8, 2010, filed as Exhibit 10.1 to the Company’s Current report on Form 8-K dated October 8, 2010 as filed with the Commission on October 8, 2010 (Commission File No. 000-00255) and incorporated herein by reference;

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

*Compensation arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of March 2011.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ R. A. REYNOLDS, JR.
(R. A. Reynolds, Jr., Chairman of the Board and President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 8, 2011.

/s/ R. A. REYNOLDS, JR.	Director, Chairman of the Board and President
(R. A. Reynolds, Jr.)	(Principal Executive Officer)

/s/ D. B. D’ALESSANDRO	Director
(D. B. D’Alessandro)	(Principal Financial Officer)

/s/ MARTIN J. BEAGEN	Vice President and Controller
(Martin J. Beagen)	(Principal Accounting Officer)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ T. S. GURGANOUS	Director
(T. S. Gurganous)

/s/ R. R. HARWOOD	Director
(R. R. Harwood)

/s/ F. H. HUGHES	Director
(F. H. Hughes)

/s/ R. C. LYONS	Director
(R. C. Lyons)

SIGNATURES CONTINUED

/s/ K. M. MAZZARELLA	Director
(K. M. Mazzarella)

/s/ R. D. OFFENBACHER	Director
(R. D. Offenbacher)

/s/ B. L. PROPST	Director
(B. L. Propst)

Index to Exhibits

(3)	(i)	Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (Commission File No.000-00255) and incorporated herein by reference.

	(ii)	Bylaws

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

(10)	Material Contracts

	(i)	Management Incentive Plan*

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

Receivables Sale Agreement, dated June 30, 2000, between Graybar Electric Company, Inc. and Graybar Commerce Corporation filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated August 15, 2006, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Sale Agreement, dated of June 11, 2010, filed as Exhibit 10(ii) to Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

(v)

Receivables Purchase Agreement, dated June 30, 2000, among Graybar Commerce Corporation, as Seller, Graybar Electric Company, Inc., as Servicer, Falcon Asset Securitization Corporation and Bank One, NA, as Agent, and other financial institutions named therein, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003 (Commission File No. 000-00255); Amendment to Receivables Purchase Agreement dated July 12, 2000, filed as Exhibit 10(xi) to the Company’s Registration Statement on Form S-1/A, filed on October 24, 2006 (Registration No. 333-137249); Amendments to Receivables Purchase Agreement dated January 1, 2001, June 22, 2001, August 29, 2001, October 26, 2001, December 31, 2001, October 23, 2002, and December 23, 2002, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 22, 2003, filed as Exhibit 10(v) to the Company’s Registration Statement on Form S-2 (Registration No. 333-118575) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated September 26, 2005, filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; Amendment to Receivables Purchase Agreement dated August 15, 2006, filed as Exhibit 10(ix) to the Company’s Registration Statement on Form S-1 (Registration No. 333-137249) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated September 25, 2009, and signed September 30, 2009, filed as Exhibit 10(v) to the Company’s Current Report on Form 8-K filed October 6, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement dated October 9, 2009, and signed October 14, 2009, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed October 15, 2009 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated as of June 11, 2010, filed as Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 11, 2010 (Commission File No. 000-00255) and incorporated herein by reference; Amendment to Receivables Purchase Agreement, dated as of October 8, 2010, filed as Exhibit 10.1 to the Company’s Current report on Form 8-K dated October 8, 2010 as filed with the Commission on October 8, 2010 (Commission File No. 000-00255) and incorporated herein by reference;

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