Form 10-K
period 2010-12-31
GRAYBAR ELECTRIC CO INC
filed 2011-03-23
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS

WITH RESPECT TO SHARES OF COMMON STOCK OF

GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

            Names and Addresses of all Voting Trustees (as of March 8, 2011):

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

                        None

EXPLANATORY NOTE

                        The Annual Report Relating to Voting Trust Interests, filed by the Voting Trustees under a Voting Trust Agreement, dated as of March 16, 2007, among holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar"), was filed for years prior to 1982 on Form 16-K, which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release").  In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports.  Specific requirements respecting the form of such annual reports were to be determined on a case-by-case basis.

                        In response to inquiries to the Deputy Chief Counsel of the Commission's Division of Corporation Finance, Graybar has been informed that the Voting Trustees should file an Annual Report on Form 10-K (as the only appropriate form under Section 13 of the Securities Exchange Act of 1934), but that because the requirements of Form 10-K are generally not applicable to elicit information relevant to voting trusts, the information previously required by rescinded Form 16-K should continue to be provided in this Annual Report.  For this reason, the item numbers and information in this Annual Report correspond to the item numbers and disclosure required in the past by rescinded Form 16-K and used in the Annual Report Relating to Voting Trust Interests filed with the Commission by voting trustees in years prior to 1982.

INFORMATION REGARDING VOTING TRUST

PART I

            Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

                                     Amount                Amount

                                    deposited              withdrawn               Amount                    Percentage of

                                      during                  during                     held at                      class held at

                                       year                     year(4)                  end of year                end of year

                                    1,215,268              435,716                 8,616,503                       81.5%

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

(4)  The 435,716 shares of Common Stock withdrawn from the Voting Trust in 2010 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its amended Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

            Item 2.            Exercise of Voting Rights.

                                    The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them for (i) the election of 13 directors, (ii) the approval of the amendment of the restated certificate of incorporation to increase the authorized shares of Common Stock from 15,000,000 to 20,000,000, and (3) the approval of the Graybar Three-Year Common Stock Purchase Plan.

            Item 3.            Exercise of Other Powers.

                                    The Voting Trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

                      The following table presents information, as of March 8, 2011, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 8, 2011, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Trust Agreement nor any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 8, 2011	Percent of class owned

L. R. Giglio	Voting Trust Interests (A)	Direct	18,934(B)	.197%(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous	Voting Trust Interests (A)	Direct	19,547(B)	.204%(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. D. Offenbacher	Voting Trust Interests (A)	Direct	24,117(B)	.252%(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.	Voting Trust Interests (A)	Direct	42,765 (B)	.446%(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

_____________________

(A)  Issued under the Voting Trust Agreement dated as of March 16, 2007.

(B)  The number of shares of Common Stock to which such Voting Trust Interests relate.

(C)  As of March 8, 2011, the Voting Trustees together held of record, with shared power to vote,

       9,588,246 shares of Common Stock, or 81.9% of the outstanding shares of Common Stock.

            Item 5.            Business Experience of Voting Trustees.

                                                The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 or will be included under the caption "Directors -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2011 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

            Item 6.            Business and Professional Connection of Voting

                                    Trustees with Issuer, Affiliates and Underwriters.

                                                The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 or will be included under the caption "Directors -- Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

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

Name of

Capacities in

Cash Compensation

Voting

which Compensation

Salaries, Bonuses

Trustee

Received

and Directors’ Fees(1)

L. R. Giglio

Director and Senior

$         530,605

Vice President -
Operations

T. S. Gurganous	Director and	$ 385,342
District Vice President

R. D. Offenbacher	Director and	$ 545,850
Senior Vice President -
US Business

R. A. Reynolds, Jr.	Director, Chairman of	$ 1,450,006
The Board, President and
Chief Executive Officer

(1)  Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 11, 2011 under Graybar’s Management Incentive Plan with respect to services rendered during 2010.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings plans, perquisites and other personal benefits, and other miscellaneous items, as will be included in the Summary Compensation Table of the Information Statement.

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

SIGNATURES

                                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 23, 2011, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

                                                As trustees under the Voting Trust Agreement

                                                dated as of March 16, 2007.

                                                By

                                                         /S/ L. R. GIGLIO

                                                         L. R. GIGLIO

                                                         /S/ T. S. GURGANOUS

                                                         T. S. GURGANOUS

                                                         /S/ R. D. OFFENBACHER

                                                         R. D. OFFENBACHER

                                                         /S/ R. A. REYNOLDS, JR.

                                                         R. A. REYNOLDS, JR.

EXHIBIT INDEX

                        (4)                   Instruments defining the rights of security holders, including indentures.

                                                Voting Trust Agreement dated as of March 16, 2007, a form which is attached as Annex A to the Prospectus, dated January 18, 2007, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-139992), is incorporated herein by reference.