Form 10-Q
period 2011-03-31
GRAYBAR ELECTRIC CO INC
filed 2011-05-09
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

YES☒ NO☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

YES☐ NO☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐ Accelerated filer☐
Non-accelerated filer☒(Do not check if a smaller reporting company) Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐ NO☒

Common Stock Outstanding at April 30, 2011: 11,704,875
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011
(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands except per share data)	2011	2010
Gross Sales	$1,191,507	$1,005,099
Cash discounts	(4,339)	(3,925)
Net Sales	1,187,168	1,001,174
Cost of merchandise sold	(961,218)	(806,515)
Gross Margin	225,950	194,659
Selling, general and administrative expenses	(195,631)	(178,039)
Depreciation and amortization	(9,625)	(9,714)
Other income, net	720	1,497
Income from Operations	21,414	8,403
Interest expense, net	(1,850)	(2,299)
Income before Provision for Income Taxes	19,564	6,104
Provision for income taxes	(7,919)	(2,541)
Net Income	11,645	3,563
Less: Net income attributable to noncontrolling interests	(117)	(37)
Net Income attributable to Graybar Electric Company, Inc.	$11,528	$3,526
Net Income per share of Common Stock	$0.98	$0.30
Cash Dividends on Common Stock - $0.30 per share	$3,528	$3,184
Average Common Shares Outstanding (A)	11,724	11,712

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2010, shares related to which were issued in February 2011.  Prior to the adjustment, the average common shares outstanding were 10,647 for the three months ended March 31, 2010.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands except share and per share data)			March 31, 2011	December 31, 2010
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$88,111	$82,356
Trade receivables (less allowances of $7,116 and $7,299, respectively)			676,508	678,212
Merchandise inventory			407,988	390,350
Other current assets			13,288	15,891
Total Current Assets			1,185,895	1,166,809
Property, at cost
Land			50,002	49,890
Buildings			351,077	349,781
Furniture and fixtures			179,297	176,814
Software			76,906	76,906
Capital leases			10,785	10,214
Total Property, at cost			668,067	663,605
Less – accumulated depreciation and amortization			(370,458)	(362,793)
Net Property			297,609	300,812
Other Non-current Assets			52,576	51,817
Total Assets			$1,536,080	$1,519,438
LIABILITIES
Current Liabilities
Short-term borrowings			$17,266	$19,695
Current portion of long-term debt			32,126	32,191
Trade accounts payable			552,121	520,355
Accrued payroll and benefit costs			72,196	95,511
Other accrued taxes			17,993	15,248
Dividends payable			—	11,686
Other current liabilities			64,422	56,399
Total Current Liabilities			756,124	751,085
Postretirement Benefits Liability			72,737	72,462
Pension Liability			56,268	62,816
Long-term Debt			64,919	64,859
Other Non-current Liabilities			11,599	9,409
Total Liabilities			961,647	960,631
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2011	December 31, 2010
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	9,697,278	9,498,347
Issued to shareholders	2,169,571	2,148,384
In treasury, at cost	(116,197)	(26,755)
Outstanding Common Stock	11,750,652	11,619,976	235,013	232,400
Advance Payments on Subscriptions to Common Stock			741	—
Retained Earnings			431,602	423,602
Accumulated Other Comprehensive Loss			(98,272)	(102,343)
Total Graybar Electric Company, Inc. Shareholders’ Equity			569,084	553,659
Noncontrolling Interests			5,349	5,148
Total Shareholders’ Equity			574,433	558,807
Total Liabilities and Shareholders’ Equity			$1,536,080	$1,519,438

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2011	2010
Cash Flows from Operations
Net Income	$11,645	$3,563
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,625	9,714
Deferred income taxes	77	(248)
Net gains on disposal of property	(28)	(896)
Net income attributable to noncontrolling interests	(117)	(37)
Changes in assets and liabilities:
Trade receivables	1,704	14,686
Merchandise inventory	(17,638)	(14,257)
Other current assets	2,603	1,151
Other non-current assets	(759)	3,445
Trade accounts payable	31,766	1,304
Accrued payroll and benefit costs	(23,315)	(10,105)
Other current liabilities	14,599	(6,574)
Other non-current liabilities	(4,083)	(5,355)
Total adjustments to net income	14,434	(7,172)
Net cash provided (used) by operations	26,079	(3,609)
Cash Flows from Investing Activities
Proceeds from disposal of property	58	1,051
Capital expenditures for property	(5,057)	(4,747)
Net cash used by investing activities	(4,999)	(3,696)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(2,429)	958
Repayment of long-term debt	(221)	(202)
Principal payments under capital leases	(800)	(371)
Sale of common stock	5,143	4,475
Purchases of common stock	(1,789)	(3,638)
Purchases of noncontrolling interests’ common stock	(15)	(67)
Dividends paid	(15,214)	(13,844)
Net cash used by financing activities	(15,325)	(12,689)
Net Increase (Decrease) in Cash	5,755	(19,994)
Cash, Beginning of Year	82,356	163,864
Cash, End of Period	$88,111	$143,870

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$571	$673

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2009	$211,970	—	$423,920	$(102,599)	$4,878	$538,169
			3,526		37	3,563
Foreign currency translation				1,541	83	1,624
Unrealized loss from interest rate swap (net of tax of $35)				(55)		(55)
Pension and postretirement benefits liability adjustment (net of tax of $1,236)				1,942		1,942
Comprehensive income						7,074
Stock issued	3,801					3,801
Stock purchased	(3,638)				(67)	(3,705)
Advance payments		674				674
Dividends declared			(3,184)			(3,184)
March 31, 2010	$212,133	$674	$424,262	$(99,171)	$4,931	$542,829

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	—	$423,602	$(102,343)	$5,148	$558,807
Net income			11,528		117	11,645
Foreign currency translation				1,731	99	1,830
Unrealized gain from interest rate swap (net of tax of $186)				293		293
Pension and postretirement benefits liability adjustment (net of tax of $1,303)				2,047		2,047
Comprehensive income						15,815
Stock issued	4,402					4,402
Stock purchased	(1,789)				(15)	(1,804)
Advance payments		741				741
Dividends declared			(3,528)			(3,528)
March 31, 2011	$235,013	$741	$431,602	$(98,272)	$5,349	$574,433

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands except share and per share data)
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (“Graybar” or the “Company”), without audit, pursuant to the rules and regulations of the United States (“US”) Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2011 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2010 included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented.  Such interim financial information is subject to year-end adjustments.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

2.    Principles of Consolidation

The condensed consolidated financial statements include the accounts of Graybar Electric Company, Inc. and its subsidiaries.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company in subsidiaries consolidated by the Company are accounted for and reported as noncontrolling interests.

3.    Merchandise Inventory

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

4.    Income Taxes

The Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities calculated using enacted applicable tax rates.  The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in the condensed consolidated financial statements.

The Company’s unrecognized tax benefits of $3,862 and $3,843 at March 31, 2011 and December 31, 2010, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,129 and $1,107 in interest and penalties on its condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2007 and forward are available for examination by the US Internal Revenue Service (“IRS”).  The Company has not agreed to extend the federal statute of limitations for the 2007 tax year as of March 31, 2011.  The federal statute of limitations for the 2007 tax year will expire on September 15, 2011.  The Company’s state income tax returns for 2006 through 2010 remain subject to examination by various state authorities with the latest period closing on December 31, 2015.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2006.  Such statutes of limitations will expire on or before November 15, 2011 unless extended.

5.    Capital Stock

The Company is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At March 31, 2011, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its term on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

6.    Revolving Credit Agreement

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under the credit agreement at March 31, 2011 and December 31, 2010.

7.    Trade Receivable Securitization Program

At March 31, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expires in October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at March 31, 2011 and December 31, 2010.

The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2011.

8.    Defined Benefit Pension Plan

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

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three month periods ended March 31, 2011 and 2010.  Additional contributions totaling $30,800 are expected to be paid during the remainder of 2011.

9.    Variable Interest Entity

An entity is considered to be a variable interest entity ("VIE") if its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or if its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

As of March 31, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $15,762, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at each of March 31, 2011 and December 31, 2010.

10.    Derivative Financial Instruments

The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under the lease arrangement discussed in Note 9.  The Company’s interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis.

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  At March 31, 2011 and December 31, 2010, the Company recorded a liability of $4,227 and $4,706, respectively, in other current liabilities on the condensed consolidated balance sheets for the fair value of the swap.  The effective portion of the related gains or losses on the swap is deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during the three months ended March 31, 2011 and 2010.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $212 and $214 during the three month periods ended March 31, 2011 and 2010, respectively.

Unrealized gains (losses), net of tax, of $293 and $(55) related to the swap were recorded in accumulated other comprehensive loss during the three months ended March 31, 2011 and 2010, respectively.  The amount of loss, net of tax, expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,160. At March 31, 2011 and December 31, 2010, cumulative unrealized net losses related to the swap of $2,583 and $2,876 (net of tax) were recorded in accumulated other comprehensive loss. These deferred amounts are recognized in interest expense, net, in the period in which the related interest payments being hedged are recognized in expense.

11.    Commitments and Contingencies

The Company and its subsidiaries are subject to various claims, disputes, and administrative and legal matters incidental to the Company’s past and current business activities.  As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with US GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range.  If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.  While the Company believes that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period during which such matters are resolved or a better estimate becomes available.

12.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010 was $15,815 and $7,074, respectively.  Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

13.    The Patient Protection and Affordable Care Act and
the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is planned to occur in phases through 2018.

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

The Company continues to evaluate the impact, if any, the Acts will have on its financial statements as new regulations under the Acts are issued.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost to provide healthcare benefits for many employers, including the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2010, included in our Annual Report on Form 10-K for such period as filed with the United States ("US") Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.

All dollar amounts are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state, and local governments, commercial users, telephone companies and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the US.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

Graybar's net sales and gross margin grew at a faster pace during the first quarter of 2011 than did the general economy of North America, which is now in its second year of recovery from the deep recession caused by the collapsing asset bubble and resulting global credit and financial market crisis of 2008. Preliminary economic reports indicate that business investment for the three months ended March 31, 2011 was significantly higher than during the same period of 2010, though building construction continued its multi-year contraction.  Despite this weakness in building construction, the Company’s net sales increased 18.6% during the first quarter of 2011, compared to the same period of 2010, driven, in part, by continued price inflation in the markets for copper- and steel-based products sold by the Company. Gross margin increased 16.1% during the first quarter of 2011, compared to the three months ended March 31, 2010.

The Company expects significant growth in net sales, improved gross margin as a percent of net sales, and increased net income for the full year 2011.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2011 and 2010:

	2011		2010
	Dollars	Percent	Dollars	Percent
Net Sales	$1,187,168	100.0%	$1,001,174	100.0%
Cost of merchandise sold	(961,218)	(81.0)	(806,515)	(80.6)
Gross Margin	225,950	19.0	194,659	19.4
Selling, general and administrative expenses	(195,631)	(16.5)	(178,039)	(17.7)
Depreciation and amortization	(9,625)	(0.8)	(9,714)	(1.0)
Other income, net	720	0.1	1,497	0.1
Income from Operations	21,414	1.8	8,403	0.8
Interest expense, net	(1,850)	(0.2)	(2,299)	(0.2)
Income before Provision for Income Taxes	19,564	1.6	6,104	0.6
Provision for income taxes	(7,919)	(0.6)	(2,541)	(0.2)
Net Income	11,645	1.0	3,563	0.4
Less: Net income attributable to noncontrolling interests	(117)	—	(37)	—
Net Income attributable to Graybar Electric Company, Inc.	$11,528	1.0%	$3,526	0.4%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales totaled $1,187,168 for the quarter ended March 31, 2011, compared to $1,001,174 for the quarter ended March 31, 2010, an increase of $185,994, or 18.6%.  Net sales to the electrical and comm/data market sectors for the three months ended March 31, 2011 increased 18.7% and 18.2%, respectively, compared to the same three month period of 2010.

Gross margin increased $31,291, or 16.1%, to $225,950 from $194,659 due to higher net sales in the first quarter of 2011, compared to the same period of 2010.  The Company’s gross margin rate on net sales decreased to 19.0% for the three months ended March 31, 2011 from 19.4% for the same period of 2010.

Selling, general and administrative expenses increased $17,592, or 9.9%, to $195,631 in the first quarter of 2011 from $178,039 in the first quarter of 2010, mainly due to higher employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales were 16.5% in the first quarter of 2011, down from 17.7% of net sales in the first quarter of 2010.

Depreciation and amortization expenses for the three months ended March 31, 2011 decreased $89, or 0.9%, to $9,625 from $9,714 in the first quarter of 2010.  This decrease was due primarily to a decrease in depreciable information technology assets, partially offset by the disposal of property. Depreciation and amortization expenses as a percentage of net sales decreased to 0.8% for the three months ended March 31, 2011, compared to 1.0% of net sales for the same period of 2010.

Other income, net totaled $720 for the three months ended March 31, 2011, compared to $1,497 for the three months ended March 31, 2010.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was mainly due to lower gains on the disposal of property, which were $28 for the three months ended March 31, 2011, compared to $896 the three months ended March 31, 2010.

Income from operations totaled $21,414 for the three months ended March 31, 2011, an increase of $13,011, or 154.8%, from $8,403 for the three months ended March 31, 2010.  The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses.

Interest expense, net declined $449, or 19.5%, to $1,850 for the three months ended March 31, 2011 from $2,299 for the three months ended March 31, 2010.  This reduction was due to a lower level of outstanding long-term debt in the first quarter of 2011, compared to the same period of 2010.  Long-term debt outstanding, including the current portion, was $97,045 at March 31, 2011, compared to $117,441 at March 31, 2010.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $19,564 for the three months ended March 31, 2011, an increase of $13,460, or 220.5%, compared to $6,104 for the three months ended March 31, 2010.

The Company’s total provision for income taxes increased $5,378, or 211.6%, to $7,919 for the three months ended March 31, 2011, compared to $2,541 for the same period of 2010.  The Company’s effective tax rate decreased to 40.5% for the three months ended March 31, 2011, down from 41.6% for the same period of 2010.  This decrease was attributable to anticipated changes in full year pre-tax income and state income taxes for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2011 increased $8,002, or 226.9%, to $11,528 from $3,526 for the three months ended March 31, 2010.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash provided by operations was $26,079 for the three month period ended March 31, 2011, compared to net cash used by operations of $3,609 for the three months ended March 31, 2010.  Positive cash flows from operations for the three months ended March 31, 2011 were primarily due to net income of $11,645, increases in trade accounts payables of $31,766, and increases in other current liabilities of $14,599, partially offset by decreases in accrued payroll and benefit costs of $23,315 and an increase in merchandise inventory of $17,638.

The average number of days of sales in trade receivables for the three month period ended March 31, 2011 increased modestly, compared to the average number of days for the three month period ended March 31, 2010, and was moderately lower than the three month period ended December 31, 2010.  Merchandise inventory turnover increased moderately for the three months ended March 31, 2011, compared to the three month period ended December 31, 2010.

Current assets exceeded current liabilities by $429,771 at March 31, 2011, an increase of $14,047, or 3.4%, from $415,724 at December 31, 2010.

Investing Activities

Net cash used by investing activities totaled $4,999 for the three months ended March 31, 2011, compared to $3,696 for the same period of 2010.  Capital expenditures for property were $5,057 and $4,747, and proceeds from the disposal of property were $58 and $1,051, for the three months ended March 31, 2011 and 2010, respectively.  The proceeds received for the three months ended March 31, 2011 were primarily from the sale of personal property. Proceeds received during the first quarter of 2010 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $15,325 for the three months ended March 31, 2011, compared to $12,689 for the three months ended March 31, 2010.

Cash used to reduce short-term borrowings was $2,429 for the three months ended March 31, 2011, compared to cash provided by short-term borrowings of $958 for the three months ended March 31, 2010.  The Company made payments on long-term debt of $221 and capital lease obligations of $800 during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company made payments on long-term debt of $202 and capital lease obligations of $371.

Cash provided by the sale of common stock amounted to $5,143 and $4,475, and purchases of stock to be held in treasury were $1,789 and $3,638, for the three months ended March 31, 2011 and 2010, respectively.  Cash paid for noncontrolling interest common stock was $15 and $67 for the three months ended March 31, 2011 and 2010, respectively.  Cash dividends paid were $15,214 and $13,844 for the three months ended March 31, 2011 and 2010, respectively.

Cash and cash equivalents were $88,111 at March 31, 2011, compared to $82,356 at December 31, 2010, an increase of $5,755, or 7.0%.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There were no amounts outstanding under this credit agreement at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expires in October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at March 31, 2011 and December 31, 2010.

The Company plans to replace all or a portion of the debt financing available under the trade receivable securitization program with a new or amended credit facility prior to the expiration of the trade receivable securitization program in October 2011.

At March 31, 2011, the Company had unused lines of credit amounting to $310,506 available, compared to $307,308 at December 31, 2010.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 67 basis points (0.67%) of the committed lines of credit.

Short-term borrowings outstanding during the three months ended March 31, 2011 and 2010 ranged from a minimum of $14,386 and $12,455 to a maximum of $23,057 and $18,571, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of March 31, 2011 and December 31, 2010.

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

As of March 31, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $15,762, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at March 31, 2011 and December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the policies, procedures, controls or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its term on March 15, 2017. At March 31, 2011, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2011	36,906	$20.00	N/A
February 1 to February 28, 2011	31,764	$20.00	N/A
March 1 to March 31, 2011	20,772	$20.00	N/A
Total	89,442	$20.00	N/A

Item 5.  Other Information

The Company launched its redesigned internet website (www.graybar.com) on May 2, 2011. The "about us" page, which contains the "sec filings" section, now may be found under the heading of "company".

Item 6.  Exhibits

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

(a)
By-laws as amended through December 10, 2009, filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

	(10)	Material Contracts

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-00255) and incorporated herein by reference. *

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
* Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

May 9, 2011	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 9, 2011	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2011	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a)
By-laws as amended through December 10, 2009, filed as Exhibit (3)(ii) to the Company’s Current Report on Form 8-K dated December 16, 2009 (Commission File No. 000-00255) and incorporated herein by reference.

(10)	Material Contracts

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-00255) and incorporated herein by reference. *

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
* Compensation arrangement