Form 10-Q
period 2011-06-30
GRAYBAR ELECTRIC CO INC
filed 2011-08-08
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

YES☒ NO☐

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
YES☐ NO☒

Common Stock Outstanding at July 31, 2011: 11,698,155
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2011
(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2011	2010	2011	2010
Gross Sales	$1,375,852	$1,135,279	$2,567,359	$2,140,378
Cash discounts	(4,882)	(4,508)	(9,221)	(8,433)
Net Sales	1,370,970	1,130,771	2,558,138	2,131,945
Cost of merchandise sold	(1,122,229)	(921,230)	(2,083,447)	(1,727,745)
Gross Margin	248,741	209,541	474,691	404,200
Selling, general and administrative expenses	(199,037)	(181,724)	(394,668)	(359,763)
Depreciation and amortization	(7,377)	(9,979)	(17,002)	(19,693)
Other income, net	834	731	1,554	2,228
Income from Operations	43,161	18,569	64,575	26,972
Interest expense, net	(1,812)	(2,173)	(3,662)	(4,472)
Income before Provision for Income Taxes	41,349	16,396	60,913	22,500
Provision for income taxes	(17,345)	(6,827)	(25,264)	(9,368)
Net Income	24,004	9,569	35,649	13,132
Less: Net income attributable to noncontrolling interests	(83)	(61)	(200)	(98)
Net Income attributable to Graybar Electric Company, Inc.	$23,921	$9,508	$35,449	$13,034
Net Income per share of Common Stock (A)	$2.04	$0.82	$3.03	$1.12
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	11,714	11,644	11,716	11,677

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2010, shares related to which were issued in February 2011.  Prior to the adjustment, the average common shares outstanding were 10,585 and 10,615 for the three and six months ended June 30, 2010, respectively.

(B)
Cash dividends declared were $3,525 and $3,185 for the three months ended June 30, 2011 and 2010, respectively. Cash dividends declared were $7,053 and $6,369 for the six months ended June 30, 2011 and 2010, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2011	December 31, 2010
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$101,744	$82,356
Trade receivables (less allowances of $7,149 and $7,299, respectively)			795,547	678,212
Merchandise inventory			420,883	390,350
Other current assets			15,711	15,891
Total Current Assets			1,333,885	1,166,809
Property, at cost
Land			50,421	49,890
Buildings			351,523	349,781
Furniture and fixtures			182,674	176,814
Software			76,906	76,906
Capital leases			11,648	10,214
Total Property, at cost			673,172	663,605
Less – accumulated depreciation and amortization			(376,166)	(362,793)
Net Property			297,006	300,812
Other Non-current Assets			52,929	51,817
Total Assets			$1,683,820	$1,519,438
LIABILITIES
Current Liabilities
Short-term borrowings			$48,147	$19,695
Current portion of long-term debt			29,068	32,191
Trade accounts payable			652,324	520,355
Accrued payroll and benefit costs			67,240	95,511
Other accrued taxes			17,933	15,248
Dividends payable			—	11,686
Other current liabilities			75,374	56,399
Total Current Liabilities			890,086	751,085
Postretirement Benefits Liability			72,652	72,462
Pension Liability			50,009	62,816
Long-term Debt			57,214	64,859
Other Non-current Liabilities			17,134	9,409
Total Liabilities			1,087,095	960,631
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2011	December 31, 2010
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	9,808,030	9,498,347
Issued to shareholders	2,185,038	2,148,384
In treasury, at cost	(251,155)	(26,755)
Outstanding Common Stock	11,741,913	11,619,976	234,838	232,400
Advance Payments on Subscriptions to Common Stock			377	—
Retained Earnings			451,998	423,602
Accumulated Other Comprehensive Loss			(95,841)	(102,343)
Total Graybar Electric Company, Inc. Shareholders’ Equity			591,372	553,659
Noncontrolling Interests			5,353	5,148
Total Shareholders’ Equity			596,725	558,807
Total Liabilities and Shareholders’ Equity			$1,683,820	$1,519,438

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2011	2010
Cash Flows from Operations
Net Income	$35,649	$13,132
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	17,002	19,693
Deferred income taxes	(1,684)	1,170
Net gains on disposal of property	(29)	(783)
Net income attributable to noncontrolling interests	(200)	(98)
Changes in assets and liabilities:
Trade receivables	(117,335)	(43,646)
Merchandise inventory	(30,533)	(68,989)
Other current assets	180	(721)
Other non-current assets	(1,112)	1,909
Trade accounts payable	131,969	67,977
Accrued payroll and benefit costs	(28,271)	(11,397)
Other current liabilities	29,490	(14,633)
Other non-current liabilities	(4,892)	(857)
Total adjustments to net income	(5,415)	(50,375)
Net cash provided (used) by operations	30,234	(37,243)
Cash Flows from Investing Activities
Proceeds from disposal of property	363	1,083
Capital expenditures for property	(11,096)	(12,283)
Net cash used by investing activities	(10,733)	(11,200)
Cash Flows from Financing Activities
Net increase in short-term borrowings	28,452	650
Repayment of long-term debt	(10,926)	(10,783)
Principal payments under capital leases	(1,652)	(831)
Sale of common stock	7,303	6,397
Purchases of common stock	(4,488)	(5,851)
Purchases of noncontrolling interests’ common stock	(63)	(83)
Dividends paid	(18,739)	(17,029)
Net cash used by financing activities	(113)	(27,530)
Net Increase (Decrease) in Cash	19,388	(75,973)
Cash, Beginning of Year	82,356	163,864
Cash, End of Period	$101,744	$87,891

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,434	$1,734

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2009	$211,970	$—	$423,920	$(102,599)	$4,878	$538,169
Net income			13,034		98	13,132
Foreign currency translation				7		7
Unrealized loss from interest rate swap (net of tax of $107)				(167)		(167)
Pension and postretirement benefits liability adjustment (net of tax of $2,852)				4,480		4,480
Comprehensive income						17,452
Stock issued	6,054					6,054
Stock purchased	(5,851)				(83)	(5,934)
Advance payments		343				343
Dividends declared			(6,369)			(6,369)
June 30, 2010	$212,173	$343	$430,585	$(98,279)	$4,893	$549,715

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	$—	$423,602	$(102,343)	$5,148	$558,807
Net income			35,449		200	35,649
Foreign currency translation				1,440	68	1,508
Unrealized gain from interest rate swap (net of tax of $247)				389		389
Pension and postretirement benefits liability adjustment (net of tax of $2,975)				4,673		4,673
Comprehensive income						42,219
Stock issued	6,926					6,926
Stock purchased	(4,488)				(63)	(4,551)
Advance payments		377				377
Dividends declared			(7,053)			(7,053)
June 30, 2011	$234,838	$377	$451,998	$(95,841)	$5,353	$596,725

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
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

4.    Income Taxes

The Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities, calculated using enacted applicable tax rates.  The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for (benefit from) income taxes in the condensed consolidated financial statements.

The Company’s unrecognized tax benefits of $4,755 and $3,843 at June 30, 2011 and December 31, 2010, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,195 and $1,107 in interest and penalties on its condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2007 and forward are available for examination by the US Internal Revenue Service (“IRS”).  The Company has not agreed to extend the federal statute of limitations for the 2007 tax year as of June 30, 2011.  The federal statute of limitations for the 2007 tax year will expire on September 15, 2011.  The Company's 2009 federal income tax return is currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2012. Since the audit process has only recently begun, the audit outcome cannot yet be evaluated. The Company’s state income tax returns for 2006 through 2010 remain subject to examination by various state authorities with the latest period closing on December 31, 2015.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2006.  Such statutes of limitations will expire on or before November 15, 2011 unless extended.

5.    Capital Stock

The Company is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At June 30, 2011, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its term on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

6.    Revolving Credit Agreement

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There was $30,000 in borrowings outstanding under the credit agreement at June 30, 2011 and no borrowings outstanding at December 31, 2010.

7.    Trade Receivable Securitization Program

At June 30, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expires in October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at June 30, 2011 and December 31, 2010.

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

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three month periods ended June 30, 2011 and 2010. Contributions made during the six month periods ended June 30, 2011 and 2010 each totaled $20,000.  Additional contributions totaling $20,800 are expected to be paid during the remainder of 2011.

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

As of June 30, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $15,607, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2011 and December 31, 2010.

10.    Derivative Financial Instruments

The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under the lease arrangement discussed in Note 9.  The Company’s interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis.

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  At June 30, 2011 and December 31,

2010, the Company recorded a liability of $4,070 and $4,706, respectively, in other current liabilities on the condensed consolidated balance sheets for the fair value of the swap.  The effective portion of the related gains or losses on the swap is deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during the three and six months ended June 30, 2011 and 2010.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $371 and $583 during the three and six month periods ended June 30, 2011, respectively. The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest swap was $212 and $425 during the three and six month periods ended June 30, 2010, respectively.

Unrealized gains, net of tax, of $96 and $389 related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2011, respectively. Unrealized losses, net of tax, of $(112) and $(167) related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2010, respectively.  The amount of loss, net of tax, expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,168. At June 30, 2011 and December 31, 2010, cumulative unrealized net losses related to the swap of $2,487 and $2,876 (net of tax) were recorded in accumulated other comprehensive loss. These deferred amounts are recognized in interest expense, net, in the period in which the related interest payments being hedged are recognized in expense.

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

12.    Comprehensive Income

Comprehensive income for the three months ended June 30, 2011 and 2010 was $26,404 and $10,378, respectively.  Comprehensive income for the six months ended June 30, 2011 and 2010 was $42,219 and $17,452, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement liabilities.

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

14.    New Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". The Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholder's Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Update does not change the items that are required to be reported in other comprehensive income. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011. The adoption of this standards update will not have an impact on the Company's consolidated financial position, results of operations, or cash flows as it only requires a change in the format of the current presentation.

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

Background

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state, and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others.  The Company’s business activity is primarily with customers in the US.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

The North American economy continues to recover, though at a relatively slow rate, from the deep recession of 2008-2009. The high unemployment rate and low level of residential construction activity are expected to continue to weigh on the US economy for the balance of 2011. However, preliminary projections are for capital expenditures on both business equipment and building construction to increase moderately during the second half of the year.

Graybar's net sales and gross margin continued to expand at a significantly faster rate than the general economy and exceeded Company expectations during the six months ended June 30, 2011. Net sales increased 20.0%, while gross margin rose 17.4% during the first half of 2011, compared to the same period in 2010. Price inflation in the markets for copper- and steel-based products had a moderately positive impact on net sales during the six months ended June 30, 2011. Rising product costs, coupled with price competition, contributed to a decline in gross margin as a percent of net sales to 18.6% during the first half of 2011 from 19.0% for the same period in 2010.

The Company expects continued growth in net sales and gross margin during the second half of 2011 to outpace rising expenses and produce significantly higher net income for the full year, compared to 2010.

Consolidated Results of Operations

The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Dollars	Percent	Dollars	Percent
Net Sales	$1,370,970	100.0%	$1,130,771	100.0%
Cost of merchandise sold	(1,122,229)	(81.9)	(921,230)	(81.5)
Gross Margin	248,741	18.1	209,541	18.5
Selling, general and administrative expenses	(199,037)	(14.6)	(181,724)	(16.1)
Depreciation and amortization	(7,377)	(0.5)	(9,979)	(0.9)
Other income, net	834	0.1	731	0.1
Income from Operations	43,161	3.1	18,569	1.6
Interest expense, net	(1,812)	(0.1)	(2,173)	(0.2)
Income before Provision for Income Taxes	41,349	3.0	16,396	1.4
Provision for income taxes	(17,345)	(1.3)	(6,827)	(0.6)
Net Income	24,004	1.7	9,569	0.8
Less: Net income attributable to noncontrolling interests	(83)	—	(61)	—
Net Income attributable to Graybar Electric Company, Inc.	$23,921	1.7%	$9,508	0.8%

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Dollars	Percent	Dollars	Percent
Net Sales	$2,558,138	100.0%	$2,131,945	100.0%
Cost of merchandise sold	(2,083,447)	(81.4)	(1,727,745)	(81.0)
Gross Margin	474,691	18.6	404,200	19.0
Selling, general and administrative expenses	(394,668)	(15.5)	(359,763)	(16.9)
Depreciation and amortization	(17,002)	(0.7)	(19,693)	(0.9)
Other income, net	1,554	0.1	2,228	0.1
Income from Operations	64,575	2.5	26,972	1.3
Interest expense, net	(3,662)	(0.1)	(4,472)	(0.2)
Income before Provision for Income Taxes	60,913	2.4	22,500	1.1
Provision for income taxes	(25,264)	(1.0)	(9,368)	(0.5)
Net Income	35,649	1.4	13,132	0.6
Less: Net income attributable to noncontrolling interests	(200)	—	(98)	—
Net Income attributable to Graybar Electric Company, Inc.	$35,449	1.4%	$13,034	0.6%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales totaled $1,370,970 for the quarter ended June 30, 2011, compared to $1,130,771 for the quarter ended June 30, 2010, an increase of $240,199, or 21.2%.  Net sales to the electrical and comm/data market sectors for the three months ended June 30, 2011 increased 18.8% and 26.6%, respectively, compared to the same three month period of 2010.

Gross margin increased $39,200, or 18.7%, to $248,741 from $209,541 due to higher net sales in the second quarter of 2011, compared to the same period of 2010.  The Company’s gross margin as a percent of net sales decreased to 18.1% for the three months ended June 30, 2011 from 18.5% for the same period of 2010.

Selling, general and administrative expenses increased $17,313, or 9.5%, to $199,037 in the second quarter of 2011 from $181,724 in the second quarter of 2010, mainly due to higher employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales were 14.6% in the second quarter of 2011, down from 16.1% of net sales in the second quarter of 2010.

Depreciation and amortization expenses for the three months ended June 30, 2011 decreased $2,602, or 26.1%, to $7,377 from $9,979 in the second quarter of 2010, primarily due to reduction in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.5% for the three months ended June 30, 2011, compared to 0.9% of net sales for the same period of 2010.

Other income, net totaled $834 for the three months ended June 30, 2011, compared to $731 for the three months ended June 30, 2010.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to losses on the disposal of property for the three months ended June 30, 2010, which were not repeated during the same period of 2011.

Income from operations totaled $43,161 for the three months ended June 30, 2011, an increase of $24,592, or 132.4%, from $18,569 for the three months ended June 30, 2010.  The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses.

Interest expense, net declined $361, or 16.6%, to $1,812 for the three months ended June 30, 2011 from $2,173 for the three months ended June 30, 2010.  This reduction was mainly due to a lower level of outstanding long-term debt in the second quarter of 2011, compared to the same period of 2010.  Long-term debt outstanding, including the current portion, was $86,282 at June 30, 2011, compared to $107,260 at June 30, 2010.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $41,349 for the three months ended June 30, 2011, an increase of $24,953, or 152.2%, compared to $16,396 for the three months ended June 30, 2010.

The Company’s total provision for income taxes increased $10,518, or 154.1%, to $17,345 for the three months ended June 30, 2011, compared to $6,827 for the same period of 2010.  The Company’s effective tax rate increased to 41.9% for the three months ended June 30, 2011, up from 41.6% for the same period of 2010.  This increase was attributable to adjustments in uncertain tax positions and state income taxes for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2011 increased $14,413, or 151.6%, to $23,921 from $9,508 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales totaled $2,558,138 for the six month period ended June 30, 2011, compared to $2,131,945 for the six month period ended June 30, 2010, an increase of $426,193, or 20.0%. Net sales to the electrical and comm/data market sectors for the six months ended June 30, 2011 increased 18.7% and 22.8%, respectively, compared to the same six month period of 2010.

Gross margin increased $70,491 or 17.4%, to $474,691 from $404,200, due mainly to higher net sales in the first six months of 2011, compared to the same period of 2010. The Company's gross margin as a percent of net sales decreased to 18.6% for the six month period ended June 30, 2011 from 19.0% for the same period of 2010.

Selling, general and administrative expenses increased $34,905, or 9.7%, to $394,668, for the six month period ended June 30, 2011, compared to $359,763 for the six month period ended June 30, 2010, mainly due to higher employee compensation costs. Selling, general and administrative expenses as a percentage of net sales for the six month period ended June 30, 2011 were 15.5%, down from 16.9% for the same six month period of 2010.

Depreciation and amortization expenses for the six months ended June 30, 2011 decreased $2,691, or 13.7%, to $17,002 from $19,693 for the same six month period in 2010 primarily due to a decrease in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.7% for the six months ended June 30, 2011, compared to 0.9% the same six month period in 2010.

Other income, net totaled $1,554 for the six month period ended June 30, 2011, compared to $2,228 for the six month period ended June 30, 2010. Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was mainly due to lower gains on the disposal of property, which were $29 for the six months ended June 30, 2011, compared to $783 for the six months ended June 30, 2010.

Income from operations totaled $64,575 for the six month period ended June 30, 2011, an increase of $37,603, or 139.4%, from $26,972 for the six month period ended June 30, 2010. The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses.

Interest expense, net declined $810, or 18.1%, to $3,662 for the six month period ended June 30, 2011 from $4,472 for the six month period ended June 30, 2010. This reduction was mainly due to a lower level of outstanding long-term debt during the first half of 2011, compared to the same period of 2010.  Long-term debt outstanding, including the current portion, was $86,282 at June 30, 2011, compared to $107,260 at June 30, 2010.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $60,913 for the six month period ended June 30, 2011, an increase of $38,413, or 170.7%, compared to $22,500 for the six month period ended June 30, 2010.

The Company's total provision for income taxes increased $15,896, or 169.7%, to $25,264 for the six month period ended June 30, 2011, compared to $9,368 for the same six month period in 2010. The Company's effective tax rate decreased to 41.5% for the six month period ended June 30, 2011, down from 41.6% for the same six month period in 2010.

Net income attributable to Graybar Electric Company, Inc. for the six month period ended June 30, 2011 increased $22,415, or 172.0%, to $35,449 from $13,034 for the six month period ended June 30, 2010.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash provided by operations was $30,234 for the six month period ended June 30, 2011, compared to net cash used by operations of $37,243 for the six months ended June 30, 2010.  Positive cash flows from operations for the six months ended June 30, 2011 were primarily due to net income of $35,649, increases in trade accounts payables of $131,969 and other current liabilities of $29,490, partially offset by decreases in accrued payroll and benefit costs of $28,271 and increases in accounts receivable of $117,335 and merchandise inventory of $30,533.

The average number of days of sales in trade receivables for the three month period ended June 30, 2011 increased moderately, compared to the average number of days for the same three month period ended June 30, 2010.  Merchandise inventory turnover increased significantly for the three months ended June 30, 2011, compared to the three month period ended June 30, 2010.

Current assets exceeded current liabilities by $443,799 at June 30, 2011, an increase of $28,075, or 6.8%, from

$415,724 at December 31, 2010.

Investing Activities

Net cash used by investing activities totaled $10,733 for the six months ended June 30, 2011, compared to $11,200 for the same period of 2010.  Capital expenditures for property were $11,096 and $12,283, and proceeds from the disposal of property were $363 and $1,083, for the six months ended June 30, 2011 and 2010, respectively.  The proceeds received for the six months ended June 30, 2011 were primarily from the sale of personal property. Proceeds received during the second quarter of 2010 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $113 for the six months ended June 30, 2011, compared to $27,530 for the three months ended June 30, 2010.

Cash provided by short-term borrowings was $28,452 for the six months ended June 30, 2011, compared to $650 for the six months ended June 30, 2010.  The Company made payments on long-term debt of $10,926 and capital lease obligations of $1,652 during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company made payments on long-term debt of $10,783 and capital lease obligations of $831.

Cash provided by the sale of common stock amounted to $7,303 and $6,397, and purchases of stock to be held in treasury were $4,488 and $5,851, for the six months ended June 30, 2011 and 2010, respectively.  Cash paid for noncontrolling interest common stock was $63 and $83 for the six months ended June 30, 2011 and 2010, respectively.  Cash dividends paid were $18,739 and $17,029 for the six months ended June 30, 2011 and 2010, respectively.

Cash and cash equivalents were $101,744 at June 30, 2011, compared to $82,356 at December 31, 2010, an increase of $19,388, or 23.5%.

Liquidity

The Company has a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consists of an unsecured $200,000 five-year facility expiring in May 2012.  There was $30,000 in borrowings outstanding under the credit agreement at June 30, 2011 and no borrowings outstanding at December 31, 2010.

At June 30, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expires in October 2011.  The trade receivable securitization program provides for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC sells an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.  In the event that a dislocation in the market for the conduit’s receivables-backed commercial paper develops and the conduit is unable to purchase the undivided interest offered by GCC, the agent bank for the trade receivable securitization program is obligated to purchase the undivided interest in the trade receivables from GCC under the terms of the program.

The Company accounts for the securitization as an on-balance sheet financing arrangement because the Company has maintained effective control of the trade receivables through a call option that gives GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets.  GCC has granted a security interest in its trade receivables to the commercial paper conduit.  There were no borrowings outstanding under the trade receivable securitization program at June 30, 2011 and December 31, 2010.

The Company plans to renew, extend or replace all or a portion of the debt financing available under the trade receivable securitization program prior to the expiration of the trade receivable securitization program in October 2011.

At June 30, 2011, the Company had unused lines of credit amounting to $279,504 available, compared to $307,308 at December 31, 2010.   These lines are available to meet the short-term cash requirements of the

Company and certain committed lines of credit had annual fees of up to 67 basis points (0.67%) of the committed lines of credit.

Short-term borrowings outstanding during the six months ended June 30, 2011 and 2010 ranged from a minimum of $13,800 and $10,786 to a maximum of $53,318 and $18,618, respectively.

The revolving credit agreement, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of June 30, 2011 and December 31, 2010.

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

As of June 30, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $15,607, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at June 30, 2011 and December 31, 2010.

New Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". The Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholder's Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Update does not change the items that are required to be reported in other comprehensive income. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011. The adoption of this standards update will not have an impact on the Company's consolidated financial position, results of operations, or cash flows as it only requires a change in the format of the current presentation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its term on March 15, 2017. At June 30, 2011, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2011	46,192	$20.00	N/A
May 1 to May 31, 2011	57,525	$20.00	N/A
June 1 to June 30, 2011	31,241	$20.00	N/A
Total	134,958	$20.00	N/A

Item 5.  Other Information

The Company launched its redesigned internet website (www.graybar.com) on May 2, 2011. The "about us" page, which contains the "sec filings" section, now may be found under the heading of "company".

Item 6.  Exhibit

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through June 9, 2011, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 8, 2011	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 8, 2011	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 8, 2011	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a) By-laws as amended through June 9, 2011, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.