Form 10-Q
period 2011-09-30
GRAYBAR ELECTRIC CO INC
filed 2011-11-07
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer☐ Accelerated filer☐
Non-accelerated filer☒ (Do not check if a smaller reporting company) Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐ NO☒

Common Stock Outstanding at October 31, 2011: 11,683,124
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2011
(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2011	2010	2011	2010
Gross Sales	$1,463,559	$1,253,714	$4,030,918	$3,394,092
Cash discounts	(5,588)	(4,408)	(14,809)	(12,841)
Net Sales	1,457,971	1,249,306	4,016,109	3,381,251
Cost of merchandise sold	(1,189,727)	(1,015,311)	(3,273,174)	(2,743,056)
Gross Margin	268,244	233,995	742,935	638,195
Selling, general and administrative expenses	(205,907)	(189,860)	(600,575)	(549,623)
Depreciation and amortization	(7,638)	(9,990)	(24,640)	(29,683)
Other income, net	1,071	545	2,625	2,773
Income from Operations	55,770	34,690	120,345	61,662
Interest expense, net	(1,624)	(1,879)	(5,286)	(6,351)
Income before Provision for Income Taxes	54,146	32,811	115,059	55,311
Provision for income taxes	(21,455)	(12,886)	(46,719)	(22,254)
Net Income	32,691	19,925	68,340	33,057
Less: Net income attributable to noncontrolling interests	(145)	(82)	(345)	(180)
Net Income attributable to Graybar Electric Company, Inc.	$32,546	$19,843	$67,995	$32,877
Net Income per share of Common Stock (A)	$2.78	$1.70	$5.80	$2.82
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	11,704	11,631	11,712	11,661

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2010, shares related to which were issued in February 2011.  Prior to the adjustment, the average common shares outstanding were 10,574 and 10,601 for the three and nine months ended September 30, 2010, respectively.

(B)
Cash dividends declared were $3,519 and $3,181 for the three months ended September 30, 2011 and 2010, respectively. Cash dividends declared were $10,572 and $9,550 for the nine months ended September 30, 2011 and 2010, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2011	December 31, 2010
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$51,984	$82,356
Trade receivables (less allowances of $7,334 and $7,299, respectively)			848,306	678,212
Merchandise inventory			429,031	390,350
Other current assets			15,573	15,891
Total Current Assets			1,344,894	1,166,809
Property, at cost
Land			64,625	49,890
Buildings			370,646	349,781
Furniture and fixtures			184,867	176,814
Software			76,906	76,906
Capital leases			12,190	10,214
Total Property, at cost			709,234	663,605
Less – accumulated depreciation and amortization			(380,486)	(362,793)
Net Property			328,748	300,812
Other Non-current Assets			49,006	51,817
Total Assets			$1,722,648	$1,519,438
LIABILITIES
Current Liabilities
Short-term borrowings			$91,252	$19,695
Current portion of long-term debt			14,743	32,191
Trade accounts payable			618,884	520,355
Accrued payroll and benefit costs			85,579	95,511
Other accrued taxes			15,631	15,248
Dividends payable			—	11,686
Other current liabilities			79,097	56,399
Total Current Liabilities			905,186	751,085
Postretirement Benefits Liability			73,084	72,462
Pension Liability			44,331	62,816
Long-term Debt			55,956	64,859
Other Non-current Liabilities			19,464	9,409
Total Liabilities			1,098,021	960,631
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2011	December 31, 2010
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	9,915,385	9,498,347
Issued to shareholders	2,199,655	2,148,384
In treasury, at cost	(393,731)	(26,755)
Outstanding Common Stock	11,721,309	11,619,976	234,426	232,400
Advance Payments on Subscriptions to Common Stock			379	—
Retained Earnings			481,025	423,602
Accumulated Other Comprehensive Loss			(97,025)	(102,343)
Total Graybar Electric Company, Inc. Shareholders’ Equity			618,805	553,659
Noncontrolling Interests			5,822	5,148
Total Shareholders’ Equity			624,627	558,807
Total Liabilities and Shareholders’ Equity			$1,722,648	$1,519,438

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2011	2010
Cash Flows from Operations
Net Income	$68,340	$33,057
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,640	29,683
Deferred income taxes	5,360	14,413
Net gains on disposal of property	(36)	(672)
Net income attributable to noncontrolling interests	(345)	(180)
Changes in assets and liabilities:
Trade receivables	(170,094)	(111,705)
Merchandise inventory	(38,681)	(85,984)
Other current assets	318	4,368
Other non-current assets	2,811	13,454
Trade accounts payable	98,529	107,197
Accrued payroll and benefit costs	(9,932)	5,986
Other current liabilities	23,870	(27,253)
Other non-current liabilities	(7,808)	(5,211)
Total adjustments to net income	(71,368)	(55,904)
Net cash used by operations	(3,028)	(22,847)
Cash Flows from Investing Activities
Proceeds from disposal of property	495	1,116
Capital expenditures for property	(52,093)	(18,415)
Net cash used by investing activities	(51,598)	(17,299)
Cash Flows from Financing Activities
Net increase in short-term borrowings	71,557	3,656
Repayment of long-term debt	(25,432)	(25,173)
Principal payments under capital leases	(2,426)	(1,418)
Sale of common stock	9,745	8,577
Purchases of common stock	(7,340)	(8,069)
Sale of noncontrolling interests' common stock	512	—
Purchases of noncontrolling interests’ common stock	(104)	(110)
Dividends paid	(22,258)	(20,210)
Net cash provided (used) by financing activities	24,254	(42,747)
Net Decrease in Cash	(30,372)	(82,893)
Cash, Beginning of Year	82,356	163,864
Cash, End of Period	$51,984	$80,971

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,976	$3,548

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2009	$211,970	$—	$423,920	$(102,599)	$4,878	$538,169
Net income			32,877		180	33,057
Foreign currency translation				1,020	43	1,063
Unrealized loss from interest rate swap (net of tax of $132)				(207)		(207)
Pension and postretirement benefits liability adjustment (net of tax of $4,076)				6,402		6,402
Comprehensive income						40,315
Stock issued	7,933					7,933
Stock purchased	(8,069)				(110)	(8,179)
Advance payments		644				644
Dividends declared			(9,550)			(9,550)
September 30, 2010	$211,834	$644	$447,247	$(95,384)	$4,991	$569,332

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	$—	$423,602	$(102,343)	$5,148	$558,807
Net income			67,995		345	68,340
Foreign currency translation				(2,304)	(79)	(2,383)
Unrealized gain from interest rate swap (net of tax of $389)				612		612
Pension and postretirement benefits liability adjustment (net of tax of $4,463)				7,010		7,010
Comprehensive income						73,579
Stock issued	9,366				512	9,878
Stock purchased	(7,340)				(104)	(7,444)
Advance payments		379				379
Dividends declared			(10,572)			(10,572)
September 30, 2011	$234,426	$379	$481,025	$(97,025)	$5,822	$624,627

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

The Company determines its deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of its assets and liabilities, calculated using enacted applicable tax rates.  The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the condensed consolidated financial statements.

The Company’s unrecognized tax benefits of $4,679 and $3,843 at September 30, 2011 and December 31, 2010, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,319 and $1,107 in interest and penalties on its condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the US Internal Revenue Service (“IRS”).  The Company has not agreed to extend the federal statute of limitations for the 2008 tax year as of September 30, 2011.  The federal statute of limitations for the 2008 tax year will expire on September 15, 2012, unless extended.  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2012. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company’s state income tax returns for 2006 through 2010 remain subject to examination by various state authorities with the latest period closing on December 31, 2015.  The Company has not extended the statutes of limitations for any state jurisdictions with respect to years prior to 2006.  Such statutes of limitations will expire on or before November 15, 2011, unless extended.

5.	Capital Stock

The Company is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At September 30, 2011, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit facility maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit ("L/C") sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaces the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility.

Interest on the Company's borrowings under the revolving credit facility will be based on, at the borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or an automatically renewing term with the consent of the lenders. Swing line loans, which are short-term loans, will bear interest at a rate based on, at the borrower's election, either the base rate or on the daily floating Eurodollar rate. In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit, and other administrative matters.

The obligations of Graybar Canada under the new revolving credit facility are secured by the guaranty of the Company and any material domestic subsidiaries of the Company. Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation, the repayment of any of the Company's obligations under the revolving credit facility.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.2% to 0.35% per annum, subject to adjustment based upon the Company's consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.05% to 1.65% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.05% to 0.65% or LIBOR loans plus a margin ranging from 1.05% to 1.65%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties, the absence of an event of default, and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, the issuance of equity securities, the dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company will be subject during the term of the Credit Agreement.

The Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, the occurrence of an event of default under certain other indebtedness of the Company and its subsidiaries (including existing senior notes), the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under ERISA, and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Credit Agreement may be declared immediately due and payable.

There were $68,000 in borrowings outstanding under the revolving credit facility at September 30, 2011 and no borrowings outstanding at December 31, 2010.

7.	Trade Receivable Securitization Program

At September 30, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expired in accordance with its terms on October 7, 2011.  The trade receivable securitization program provided for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC then sold an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.

Prior to its expiration, the Company accounted for the securitization as an on-balance sheet financing arrangement because the Company had maintained effective control of the trade receivables through a call option that gave GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2011 and December 31, 2010.

As a result of the expiration of the trade receivable securitization program, the security interest in the trade receivables granted by GCC to the commercial paper conduit was terminated.

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

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three month periods ended September 30, 2011 and 2010. Contributions made during the nine month periods ended September 30, 2011 and 2010 each totaled $30,000.  Additional contributions totaling $10,800 are expected to be paid during the remainder of 2011.

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

As of September 30, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $16,165, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2011 and December 31, 2010.

10.	Derivative Financial Instruments

The Company is party to an interest rate swap agreement that effectively converts its variable rate interest payments to a fixed rate on amounts due under the lease arrangement discussed in Note 9.  The Company’s interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis.

The Company endeavors to utilize the best available information in measuring fair value.  The interest rate swap is valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, are deemed to be a Level 2 input in the fair value hierarchy.  At September 30, 2011 and December 31, 2010, the Company recorded a liability of $3,705 and $4,706, respectively, in other current liabilities on the condensed consolidated balance sheets for the fair value of the swap.  The effective portion of the related gains or losses on the swap is deferred in accumulated other comprehensive loss.  No ineffectiveness was recorded in the condensed consolidated statements of income during the three and nine months ended September 30, 2011 and 2010.  The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $(301) and $(884) during the three and nine month periods ended September 30, 2011, respectively. The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest swap was $(207) and $(632) during the three and nine month periods ended September 30, 2010, respectively.

Unrealized gains, net of tax, of $223 and $612 related to the swap were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2011, respectively. Unrealized losses, net of tax, of $(40) and $(207) related to the swap were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2010, respectively.  The amount of loss, net of tax, expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months is $1,147. At September 30, 2011 and December 31, 2010, cumulative unrealized net losses, net of tax, related to the swap of $(2,264) and $(2,876) were recorded in accumulated other comprehensive loss. These deferred amounts are recognized in interest expense, net, in the period in which the related interest payments being hedged are recognized in expense.

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

Comprehensive income for the three months ended September 30, 2011 and 2010 was $31,360 and $22,863, respectively.  Comprehensive income for the nine months ended September 30, 2011 and 2010 was $73,579 and $40,315, respectively. Comprehensive income is comprised of net income, foreign currency translation adjustments related to the Company’s operations outside of the US, changes in the fair value of the Company’s interest rate swap agreement, and the amortization of gains and losses related to the Company’s pension and postretirement benefits liabilities.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This Update amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This Update does not change the items that are required to be reported in other comprehensive income. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011. The adoption of this Update will not have an impact on the Company's consolidated financial position, results of operations, or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective for interim and annual periods beginning after December 15, 2011.

15. Subsequent Event

As discussed in Note 7, the trade receivable securitization program expired in accordance with its terms on October 7, 2011. As a result, the security interest in the trade receivables securitization granted by Graybar Commerce Corporation to the commercial paper conduit was also terminated.

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

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

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

Business Overview

The North American economy continues to recover, though at a relatively slow rate, from the deep recession of 2008-2009. The high unemployment rate and low level of residential construction activity are expected to continue to weigh on the US economy. Also, growth in capital expenditures on business equipment and building construction is expected to slow during the next several quarters from the pace experienced thus far in 2011.

Graybar's net sales and gross margin continued to expand at a significantly faster rate than the general economy and exceeded Company expectations during the nine months ended September 30, 2011. Net sales increased 18.8%, while gross margin rose 16.4% during the nine months ended September 30, 2011, compared to the same period in 2010. Price inflation in the markets for copper- and steel-based products had a moderately positive impact on net sales during the nine months ended September 30, 2011. Rising product costs, coupled with price competition, contributed to a decline in gross margin as a percent of net sales to 18.5% during the nine months ended September 30, 2011 from 18.9% for the same period in 2010.

The Company expects continued growth in net sales and gross margin during the last quarter of 2011 to outpace rising expenses and produce significantly higher net income for the full year, compared to 2010.

Consolidated Results of Operations

The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Dollars	Percent	Dollars	Percent
Net Sales	$1,457,971	100.0%	$1,249,306	100.0%
Cost of merchandise sold	(1,189,727)	(81.6)	(1,015,311)	(81.3)
Gross Margin	268,244	18.4	233,995	18.7
Selling, general and administrative expenses	(205,907)	(14.2)	(189,860)	(15.2)
Depreciation and amortization	(7,638)	(0.5)	(9,990)	(0.8)
Other income, net	1,071	0.1	545	0.1
Income from Operations	55,770	3.8	34,690	2.8
Interest expense, net	(1,624)	(0.1)	(1,879)	(0.2)
Income before Provision for Income Taxes	54,146	3.7	32,811	2.6
Provision for income taxes	(21,455)	(1.5)	(12,886)	(1.0)
Net Income	32,691	2.2	19,925	1.6
Less: Net income attributable to noncontrolling interests	(145)	—	(82)	—
Net Income attributable to Graybar Electric Company, Inc.	$32,546	2.2%	$19,843	1.6%

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Dollars	Percent	Dollars	Percent
Net Sales	$4,016,109	100.0%	$3,381,251	100.0%
Cost of merchandise sold	(3,273,174)	(81.5)	(2,743,056)	(81.1)
Gross Margin	742,935	18.5	638,195	18.9
Selling, general and administrative expenses	(600,575)	(15.0)	(549,623)	(16.3)
Depreciation and amortization	(24,640)	(0.6)	(29,683)	(0.9)
Other income, net	2,625	0.1	2,773	0.1
Income from Operations	120,345	3.0	61,662	1.8
Interest expense, net	(5,286)	(0.1)	(6,351)	(0.2)
Income before Provision for Income Taxes	115,059	2.9	55,311	1.6
Provision for income taxes	(46,719)	(1.2)	(22,254)	(0.6)
Net Income	68,340	1.7	33,057	1.0
Less: Net income attributable to noncontrolling interests	(345)	—	(180)	—
Net Income attributable to Graybar Electric Company, Inc.	$67,995	1.7%	$32,877	1.0%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales totaled $1,457,971 for the quarter ended September 30, 2011, compared to $1,249,306 for the quarter ended September 30, 2010, an increase of $208,665, or 16.7%.  Net sales to the electrical and comm/data market sectors for the three months ended September 30, 2011 increased 13.7% and 23.2%, respectively, compared to the same three month period of 2010.

Gross margin increased $34,249, or 14.6%, to $268,244 from $233,995 due to higher net sales in the third quarter of 2011, compared to the same period of 2010.  The Company’s gross margin as a percent of net sales decreased to 18.4% for the three months ended September 30, 2011 from 18.7% for the same period of 2010.

Selling, general and administrative expenses increased $16,047, or 8.5%, to $205,907 in the third quarter of 2011 from $189,860 in the third quarter of 2010, mainly due to higher employee compensation and benefit costs.  Selling, general and administrative expenses as a percentage of net sales were 14.2% in the third quarter of 2011, down from 15.2% of net sales in the third quarter of 2010.

Depreciation and amortization expenses for the three months ended September 30, 2011 decreased $2,352, or 23.5%, to $7,638 from $9,990 in the third quarter of 2010 due to a reduction in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.5% for the three months ended September 30, 2011, compared to 0.8% of net sales for the same period of 2010.

Other income, net totaled $1,071 for the three months ended September 30, 2011, compared to $545 for the three months ended September 30, 2010.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net was mainly due to losses on the disposal of property for the three months ended September 30, 2010, which were not repeated during the same period of 2011.

Income from operations totaled $55,770 for the three months ended September 30, 2011, an increase of $21,080, or 60.8%, from $34,690 for the three months ended September 30, 2010.  The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses.

Interest expense, net declined $255, or 13.6%, to $1,624 for the three months ended September 30, 2011 from $1,879 for the three months ended September 30, 2010.  This reduction was due to a lower level of outstanding long-term debt in the third quarter of 2011, compared to the same period of 2010.  Long-term debt outstanding, including the current portion, was $70,699 at September 30, 2011, compared to $94,225 at September 30, 2010.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $54,146 for the three months ended September 30, 2011, an increase of $21,335, or 65.0%, compared to $32,811 for the three months ended September 30, 2010.

The Company’s total provision for income taxes increased $8,569, or 66.5%, to $21,455 for the three months ended September 30, 2011, compared to $12,886 for the same period of 2010.  The Company’s effective tax rate was 39.6% for the three months ended September 30, 2011, up from 39.3% for the same period of 2010.  This increase was attributable to adjustments in uncertain tax positions and state income taxes for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2011 increased $12,703, or 64.0%, to $32,546 from $19,843 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales totaled $4,016,109 for the nine month period ended September 30, 2011, compared to $3,381,251 for the nine month period ended September 30, 2010, an increase of $634,858, or 18.8%. Net sales to the electrical and comm/data market sectors for the nine months ended September 30, 2011 increased 16.9% and 22.9%, respectively, compared to the same nine month period of 2010.

Gross margin increased $104,740, or 16.4%, to $742,935 from $638,195, due to higher net sales in the first nine months of 2011, compared to the same period of 2010. The Company's gross margin as a percent of net sales decreased to 18.5% for the nine month period ended September 30, 2011 from 18.9% for the same period of 2010.

Selling, general and administrative expenses increased $50,952, or 9.3%, to $600,575, for the nine month period ended September 30, 2011, compared to $549,623 for the nine month period ended September 30, 2010, mainly due to higher employee compensation and benefit costs. Selling, general and administrative expenses as a percentage of net sales for the nine month period ended September 30, 2011 were 15.0%, down from 16.3% for the same nine month period of 2010.

Depreciation and amortization expenses for the nine months ended September 30, 2011 decreased $5,043, or 17.0%, to $24,640 from $29,683 for the same nine month period in 2010 primarily due to a decrease in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.6% for the nine months ended September 30, 2011, compared to 0.9% the same nine month period in 2010.

Other income, net totaled $2,625 for the nine month period ended September 30, 2011, compared to $2,773 for the nine month period ended September 30, 2010. Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was mainly due to lower gains on the disposal of property, which were $36 for the nine months ended September 30, 2011, compared to $672 for the nine months ended September 30, 2010.

Income from operations totaled $120,345 for the nine month period ended September 30, 2011, an increase of $58,683, or 95.2%, from $61,662 for the nine month period ended September 30, 2010. The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses.

Interest expense, net declined $1,065, or 16.8%, to $5,286 for the nine month period ended September 30, 2011 from $6,351 for the nine month period ended September 30, 2010. This reduction was mainly due to a lower level of outstanding long-term debt during the nine months ended September 30, 2011, compared to the same period of 2010.  Long-term debt outstanding, including the current portion, was $70,699 at September 30, 2011, compared to $94,225 at September 30, 2010.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $115,059 for the nine month period ended September 30, 2011, an increase of $59,748, or 108.0%, compared to $55,311 for the nine month period ended September 30, 2010.

The Company's total provision for income taxes increased $24,465, or 109.9%, to $46,719 for the nine month period ended September 30, 2011, compared to $22,254 for the same nine month period in 2010. The Company's effective tax rate was 40.6% for the nine month period ended September 30, 2011, up from 40.2% for the same nine month period in 2010.

Net income attributable to Graybar Electric Company, Inc. for the nine month period ended September 30, 2011 increased $35,118, or 106.8%, to $67,995 from $32,877 for the nine month period ended September 30, 2010.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets are financed primarily by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash used by operations was $3,028 for the nine month period ended September 30, 2011, compared to $22,847 used during the nine months ended September 30, 2010.  Negative cash flows from operations for the nine months ended September 30, 2011 were primarily due to increases in trade receivables of $170,094 and merchandise inventory of $38,681, partially offset by net income of $68,340 and increases in trade accounts payable of $98,529 and other current liabilities of $23,870.

The average number of days of sales in trade receivables for the three month period ended September 30, 2011 increased moderately, compared to the average number of days of sales in trade receivables for the same three month period ended September 30, 2010.  Merchandise inventory turnover improved significantly for the three months ended September 30, 2011, compared to the three month period ended September 30, 2010.

Current assets exceeded current liabilities by $439,708 at September 30, 2011, an increase of $23,984, or 5.8%, from $415,724 at December 31, 2010.

Investing Activities

Net cash used by investing activities totaled $51,598 for the nine months ended September 30, 2011, compared to $17,299 for the same period of 2010.  Capital expenditures for property were $52,093 and $18,415, and proceeds from the disposal of property were $495 and $1,116, for the nine months ended September 30, 2011 and 2010, respectively.  The increase in capital expenditures for the nine months ended September 30, 2011 was primarily due to the Company's exercise of its purchase option available under the lease agreement on its 200,000 square foot operations and administration center in St. Louis. The proceeds received for the nine months ended September 30, 2011 were primarily from the sale of personal property. Proceeds received during the nine months ended September 30, 2010 were primarily from the sale of real property.

Financing Activities

Net cash provided by financing activities totaled $24,254 for the nine months ended September 30, 2011, compared to net cash used by financing activities of $42,747 for the three months ended September 30, 2010.

Cash provided by short-term borrowings was $71,557 for the nine months ended September 30, 2011, compared to $3,656 for the nine months ended September 30, 2010.  The increase in short-term borrowings for the nine months ended September 30, 2011 was due, in part, to the purchase of the operations and administration center discussed above. The Company made payments on long-term debt of $25,432 and capital lease obligations of $2,426 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company made payments on long-term debt of $25,173 and capital lease obligations of $1,418.

Cash provided by the sale of common stock amounted to $9,745 and $8,577, and purchases of stock to be held in treasury were $7,340 and $8,069, for the nine months ended September 30, 2011 and 2010, respectively.  Cash paid for noncontrolling interests' common stock was $104 and $110 for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by the sale of noncontrolling interests' common stock was $512 for the nine months ended September 30, 2011. There were no sales of noncontrolling interests' common stock for the same period in 2010.  Cash dividends paid were $22,258 and $20,210 for the nine months ended September 30, 2011 and 2010, respectively.

Cash and cash equivalents were $51,984 at September 30, 2011, compared to $82,356 at December 31, 2010, a decrease of $30,372, or 36.9%.

Liquidity

 The Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit facility maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit ("L/C") sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaces the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility.

Interest on the Company's borrowings under the revolving credit facility will be based on, at the borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or an automatically renewing term with the consent of the lenders. Swing line loans, which are short-term loans, will bear interest at a rate based on, at the borrower's election, either the base rate or on the daily floating Eurodollar rate. In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit, and other administrative matters.

The obligations of Graybar Canada under the new revolving credit facility are secured by the guaranty of the Company and any material domestic subsidiaries of the Company. Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation, the repayment of any of the Company's obligations under the revolving credit facility.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.2% to 0.35% per annum, subject to adjustment based upon the Company's consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.05% to 1.65% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.05% to 0.65% or LIBOR loans plus a margin ranging from 1.05% to 1.65%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties, the absence of an event of default, and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, the issuance of equity securities, the dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company will be subject during the term of the Credit Agreement.

The Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, the occurrence of an event of default under certain other indebtedness of the Company and its subsidiaries (including existing senior notes), the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under ERISA and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Credit Agreement may be declared immediately due and payable.

There were $68,000 in borrowings outstanding under the revolving credit facility at September 30, 2011 and no borrowings outstanding at December 31, 2010.

At September 30, 2011 and December 31, 2010, the Company had a $100,000 trade receivable securitization program that expired in accordance with its terms on October 7, 2011.  The trade receivable securitization program provided for the sale of certain of the Company’s trade receivables on a revolving basis to Graybar Commerce Corporation (“GCC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  GCC then sold an undivided interest in the trade receivables to an unrelated multi-seller commercial paper conduit.

Prior to its expiration, the Company accounted for the securitization as an on-balance sheet financing arrangement because the Company had maintained effective control of the trade receivables through a call option that gave GCC the unilateral right to repurchase the undivided interest.  Accordingly, the trade receivables and related debt are included in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.  There were no borrowings outstanding under the trade receivable securitization program at September 30, 2011 and December 31, 2010.

As a result of the expiration of the trade receivable securitization program, the security interest in the trade receivables granted by GCC to the commercial paper conduit was terminated.

At September 30, 2011, the Company had unused lines of credit amounting to $537,800 available, compared to $307,308 at December 31, 2010.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 67 basis points (0.67%) of the committed lines of credit.

Short-term borrowings outstanding during the nine months ended September 30, 2011 and 2010 ranged from a minimum of $13,800 and $10,786 to a maximum of $91,252 and $20,962, respectively.

The revolving credit facility, the trade receivable securitization program, and certain other note agreements contain various covenants that limit the Company’s ability to make investments, pay dividends, incur debt, dispose of property, and issue equity securities.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of September 30, 2011 and December 31, 2010.

The Company has a lease agreement with an independent lessor, which provides $28,720 of financing for five of the Company’s distribution facilities. The agreement carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a variable interest entity.  In accordance with accounting principles generally accepted in the US ("US GAAP"), the Company, as the primary beneficiary, consolidates the silo in its financial statements.

As of September 30, 2011, the consolidated silo included in the Company’s condensed consolidated financial statements had a net property balance of $16,165, long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at September 30, 2011 and December 31, 2010.

New Accounting Standards Updates

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This Update amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This Update does not change the items that are required to be reported in other comprehensive income. This guidance will be adopted by Graybar for all interim and annual periods beginning after December 15, 2011. The adoption of this Update will not have an impact on the Company's consolidated financial position, results of operations, or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective for interim and annual periods beginning after December 15, 2011.

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2011, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2011	43,858	$20.00	N/A
August 1 to August 31, 2011	51,835	$20.00	N/A
September 1 to September 30, 2011	46,883	$20.00	N/A
Total	142,576	$20.00	N/A

Item 5.  Other Information

The Company's Code of Business Conduct and Ethics can now be found under the heading “Code of Ethics” in the “Corporate Governance” subsection of the “Corporate Responsibility” section under “Company” on the Company's redesigned internet website (www.graybar.com).  The information and other content on the Company's website is not included or incorporated by reference in this Quarterly Report on Form 10-Q.

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

(10)
Credit Agreement, dated as of September 28, 2011 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated September 28, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

November 7, 2011	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 7, 2011	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 7, 2011	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(10)
Credit Agreement, dated as of September 28, 2011 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated September 28, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

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