Form 10-K
period 2011-12-31
GRAYBAR ELECTRIC CO INC
filed 2012-03-08
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

YES ☒ NO ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2011, was approximately $231,408,340.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 82% of the outstanding shares of Common Stock are held of record by five Trustees who are each directors or officers of the registrant and who collectively exercise the voting rights with respect to such shares.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at February 29, 2012 was 12,992,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2012 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

PART I

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. (“Graybar” or the “Company”), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2011, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Acts”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, increased funding requirements and expenses related to the Company's pension plan, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2011.

All dollar amounts are stated in thousands ($000s) in the following discussion, except for per share data.

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

The Company maintains an internet website at: http://www.graybar.com.  Graybar’s filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, are accessible free of charge on our website at: http://www.graybar.com/company/about/sec-filings, as soon as reasonably practicable after we file the reports with the SEC.  Additionally, a copy of the Company’s SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days or by calling the SEC at 1-800-SEC-0330.  A copy of our electronically filed materials can also be obtained at: http://www.sec.gov.

Suppliers

Graybar distributes approximately one million products purchased from over 4,100 manufacturers and suppliers through the Company’s network of distribution facilities.  The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.  The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately fifty-two percent (52%) of the products it sold during 2011 from its top 25 suppliers.  However, the Company generally deals with more than one supplier for any product category, and there are alternative sources of comparable products available for nearly all product categories.

Products

The Company stocks approximately 75,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical and comm/data products.  The products distributed by the Company consist primarily of wire and cable, lighting fixtures, power distribution equipment, comm/data products for wide and local area networks, conduit, boxes and fittings, wiring devices, industrial automation, motor controls, industrial enclosures, lamps, tools and test equipment, station apparatus, fuses, and transformers.

Order Backlog

The Company had orders on hand totaling $661,493 and $604,233 on December 31, 2011 and 2010, respectively.  The Company expects that approximately ninety percent (90%) of the orders it had on hand at December 31, 2011 will be filled within the twelve-month period ending December 31, 2012.  Generally, orders placed by customers and accepted by the Company have resulted in sales.  However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Sales And Distribution

Graybar sells its products primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the US.  The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry an inventory.  In addition, the Company maintains seven national zone warehouses and eight district service centers containing inventories of both standard and specialized products.  Both the national zone warehouses and district service centers replenish local inventories carried at the Company’s US distribution facilities and make shipments directly to customers.  The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico.

The sales and distribution facilities operated by the Company at December 31, 2011 are shown below:

US Locations
District	Number of Sales and Distribution Facilities*	National Zone Warehouses
Atlanta	21	Austell, GA
Boston	11	Fresno, CA
California	21	Joliet, IL
Chicago	19	Richmond, VA
Dallas	13	Springfield, MO
Minneapolis	17	Stafford, TX
New York	11	Youngstown, OH
Phoenix	11
Pittsburgh	19
Richmond	18
Seattle	11
St. Louis	17
Tampa	19
*Includes District Service Centers
International Locations
	Number of Distribution Facilities
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use; otherwise, orders are filled from the Company’s inventory.  On a dollar volume basis, approximately fifty-seven percent (57%) and fifty-six percent (56%) of customer orders were filled from the Company’s inventory in 2011 and 2010, respectively, and the remainder were shipped directly from the supplier to the place of use.

The Company generally finances its inventory through the collection of trade receivables and trade accounts payable terms with its suppliers.  The Company’s short-term borrowing facilities are also used to finance inventory when necessary.  Historically, the Company has not used long-term borrowings to finance inventory.

 The Company distributes its products to approximately 117,000 customers, which fall into three principal classes.  The following list shows the approximate percentage of the Company’s total sales attributable to each of these classes for the last three years:

	Percentage of Sale For the Years Ended December 31,
Class of Customers	2011	2010	2009
Electrical Contractors	45.5%	45.2%	46.0%
Data and Voice Communications	20.0%	20.6%	20.5%
Commercial & Industrial	21.6%	19.4%	18.5%

At December 31, 2011, the Company employed approximately 2,900 persons in sales capacities.  Approximately 1,200 of these sales personnel were outside sales representatives working to generate sales with current and prospective customers.  The remainder of the sales personnel were sales and marketing managers, inside sales representatives, and advertising, quotation, and counter personnel.

Competition

The Company believes that it is one of the four largest wholesale distributors of electrical and comm/data products in the US.  This market is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately twenty-eight percent (28%) of the total market.  The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and of manufacturers who sell their products directly to end users.

The Company’s pricing structure for the products it sells reflects the costs associated with the services that it provides, and the Company believes its prices are generally competitive.  The Company believes that, while price is an important customer consideration, it is the service that Graybar is able to provide customers that distinguishes the Company from many of its competitors, whether they are distributors or manufacturers selling direct.  Graybar views its ability to quickly supply its customers with a broad range of electrical and comm/data products through conveniently located distribution facilities as a competitive advantage that customers value.  However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor of the Company that does not provide these benefits may be in a position to offer a lower price.

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and  Puerto Rico and accounted for approximately six percent (6%), six percent (6%), and five percent (5%) of consolidated sales in 2011, 2010, and 2009, respectively.  Limited export activities are handled primarily from Company facilities in Texas, Florida, and California.  Long-lived assets located outside the US represented approximately two percent (2%), two percent (2%), and one percent (1%) of the Company’s consolidated total assets at the end of 2011, 2010, and 2009, respectively.  The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2011, the Company employed approximately 7,400 persons on a full-time basis.  Approximately 120 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the US and, to a lesser extent, Canada.  Customers for both electrical and comm/data products are similarly diverse – we have approximately 117,000 customers and our largest customer accounts for only four percent (4%) of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

The Company’s results of operations are impacted by changes in commodity prices, primarily copper and steel.  Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper or steel, two industrial metal commodities that have been subject to extreme price volatility during the past several years.  Examples of such products include copper wire and cable and steel conduit, enclosures, and fittings.  The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to the Company declines, pricing to our customers decreases by a similar percentage.  This impacts our results of operations by lowering both sales and gross margin.  Rising copper and steel prices have the opposite effect, increasing both sales and gross margin, assuming the quantities of the affected products sold remain constant.

The impact of commodity price fluctuations on the value of our merchandise inventory is reduced by the Company’s use of the last-in, first-out (“LIFO”) inventory cost method, which matches current product costs to current sales.

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers.  Approximately fifty-two percent (52%) of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

Our daily activities are highly dependent on the uninterrupted operation of our information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and, if necessary, are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attack, or other major disruptions.  A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting sales, expenses, or both.

We may experience losses or be subject to increased funding and expenses related to our pension plan. A decline in the market value of plan assets or the interest rates used to measure the required minimum funding levels and the pension obligation may increase the funding requirements of our defined benefit pension plan, the pension obligation itself, and pension expenses. Government regulations may accelerate the timing and amounts required to fund the plan. Demographic changes in our workforce, including longer life expectancies, increased numbers of retirements, and retiree age at retirement may also cause funding requirements, pension expenses, and the pension obligation to be higher than expected. Any or all of these factors could have a material negative impact on our liquidity, financial position, and/or our results of operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2011, approximately 2,500 individual cases and

146 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Our financing arrangements and loan agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our senior unsecured notes and revolving credit facility impose contractual limits on our ability, and the ability of our subsidiaries with respect to indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage, interest coverage, net worth, asset performance, and certain other customary covenants.  Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

The value of our common stock is dependent primarily upon the regular payment of dividends, which are paid at the discretion of the Board of Directors.  The purchase price for our common stock under the Company’s purchase option is the same as the issue price.  Accordingly, as long as Graybar exercises its option to purchase, appreciation in the value of an investment in our common stock is dependent solely on the Company’s ability and willingness to declare stock dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of the Board of Directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2011, the Company had seven national zone warehouses ranging in size from approximately 160,000 to 240,000 square feet.  The lease arrangement used to finance three of the national zone warehouses is discussed in Note 13 of the Notes to the Consolidated Financial Statements, located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  Of the remaining four national zone warehouses, two are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately two and five years.

The Company also had eight district service centers ranging in size from 116,000 to 210,000 square feet as of December 31, 2011.  Four of the eight district service centers are owned and the others are leased.  The remaining lease terms on the leased district service centers are between two and eight years.

Graybar operates in thirteen geographical districts, each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of distribution and sales facilities, excluding service centers, in a district varies from ten to twenty-one and totals 200 for all districts.  The facilities range in size from approximately 1,000 to 130,000 square feet, with the average being approximately 32,000 square feet.  The Company owns 116 of these distribution facilities and leases 84 of them for varying terms, with the majority having a remaining lease term of less than five years.

The Company maintains thirty distribution facilities in Canada, of which nineteen are owned and eleven are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from approximately 2,000 to 60,000 square feet.  In November 2010, the Company purchased nine facilities from a related party in Canada that were previously leased.  The Company also has a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2014.

The Company’s headquarters are located in St. Louis, Missouri in an 83,000 square foot building owned by the Company.  In August 2011, the Company purchased the 200,000 square foot operations and administration center in St. Louis that the Company had been leasing since 2001.

As of December 31, 2011, the Company had granted security interests on seven of the buildings discussed above that secure $28,720 in debt under a lease arrangement with an independent lessor.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2012, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. J. Beagen	55	Employed by Company in 1980; Vice President and Controller, September 2005 to present.
D. B. D’Alessandro	51	Employed by Company in 1983; Senior Vice President and Chief Financial Officer, May 2005 to present.
M. W. Geekie	50
Employed by XTRA Corporation, General Counsel and Secretary, August 2005 to February 2008; Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.

L. R. Giglio	57	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
R. C. Lyons	55	Employed by Company in 1979; District Vice President – Tampa District, July 2003 to March 2011; Senior Vice President - North America Business, April 2011 to present.
K. M. Mazzarella	51
Employed by Company in 1980; Senior Vice President – Human Resources and Strategic Planning, December 2005 to April 2008; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010; Senior Vice President – Sales and Marketing, March 2010 to November 2010; Executive Vice President, Chief Operating Officer, December 2010 to present.

B. L. Propst	42
Employed by Company in 2002; Senior Corporate Counsel, March 2004 to March 2008; Vice President – Human Resources, April 2008 to June 2009; Senior Vice President – Human Resources, June 2009 to present.

J. N. Reed	54	Employed by Company in 1980; Vice President and Treasurer, April 2000 to present.
R. A. Reynolds, Jr.	63	Employed by Company in 1972; President and Chief Executive Officer, July 2000 to present; Chairman of the Board, April 2001 to present.

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2011, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2011	38,201	$20.00	N/A
November 1 to November 30, 2011	42,287	$20.00	N/A
December 1 to December 31, 2011	15,725	$20.00	N/A
Total	96,213	$20.00	N/A

Capital Stock at December 31, 2011
Title of Class	Number of Security Holders	Number of Shares (A)
Voting Trust Interests issued with respect to Common Stock	4,921	10,597,350
Common Stock	1,017	2,284,162
Total	5,938	12,881,512
(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in 2011, shares related to which were issued on February 1, 2012.

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2011	2010
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.10	1.10
Total	$2.00	$2.00

On December 8, 2011, a ten percent (10%) stock dividend was declared to shareholders of record on January 3, 2012.  Shares representing this dividend were issued on February 1, 2012.

On December 9, 2010, a ten percent (10%) stock dividend was declared to shareholders of record on January 3, 2011.  Shares representing this dividend were issued on February 4, 2011.

Company Performance

The following graph shows a five-year comparison of cumulative total shareholders’ returns for the Company’s common stock, the Standard & Poor’s 500 Composite Stock Index, and a Comparable Company Index consisting of public firms selected by Graybar as being representative of our line of business.

	2006	2007	2008	2009	2010	2011
Graybar	$100.00	$120.78	$158.50	$208.00	$251.21	$303.41
S&P 500	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Comparable Company Index	$100.00	$109.54	$85.18	$110.26	$156.42	$184.37

The comparison above assumes $100.00 invested on December 31, 2006 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 2, 2007).

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2011	2010	2009	2008	2007
Gross Sales	$5,395,239	$4,634,231	$4,395,718	$5,423,122	$5,279,653
Cash Discounts	(20,439)	(17,854)	(17,836)	(22,968)	(21,352)
Net Sales	$5,374,800	$4,616,377	$4,377,882	$5,400,154	$5,258,301
Gross Margin	$995,259	$866,641	$854,950	$1,045,219	$1,032,318
Net Income attributable to Graybar Electric Company, Inc.	$81,425	$41,998	$37,277	$87,400	$83,421
Average common shares outstanding (A)	12,876	12,812	12,879	12,800	12,598
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$6.32	$3.28	$2.89	$6.83	$6.62
Cash Dividends per share of Common Stock	$2.00	$2.00	$2.00	$2.00	$2.00
Total assets	$1,704,739	$1,519,438	$1,431,953	$1,556,199	$1,532,028
Total liabilities (B)	$1,133,345	$960,631	$893,784	$1,048,608	$1,048,649
Shareholders’ equity (B)	$571,394	$558,807	$538,169	$507,591	$483,379
Working capital (C)	$393,733	$415,724	$424,993	$431,126	$394,291
Long-term debt	$10,345	$64,859	$80,959	$113,633	$115,419
(A)  All periods adjusted for the declaration of a ten percent (10%) stock dividend declared in December 2011, a ten percent (10%) stock dividend declared in December 2010, a ten percent (10%) stock dividend declared in December 2009, a twenty percent (20%) stock dividend declared in December 2008, and a twenty percent (20%) stock dividend declared in December 2007.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2010, 2009, 2008, and 2007 were 11,647, 10,644, 9,617, and 7,888, respectively.
(B)  All periods adjusted for the January 1, 2009 adoption of accounting and disclosure requirements under generally accepted accounting principles in the US (“US GAAP”) issued by the Financial Accounting Standards Board ("FASB") regarding noncontrolling interests in consolidated financial statements.
(C)  Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2011.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

The North American economy continued its slow recovery from the deep recession of 2008-2009 during the year ended December 31, 2011. The high unemployment rate and low level of residential construction activity continued to weigh on the US economy for much of the year. Growth in industrial production, however, helped push plant capacity utilization rates and capital expenditures on business equipment to their highest levels in three years. Non-residential construction grew moderately during 2011, driven primarily by investment in the energy sector.

Graybar's net sales and gross margin expanded at a significantly faster rate than the general economy during 2011. Net sales increased 16.4%, while gross margin rose 14.8% during the year ended December 31, 2011, compared to the same twelve month period in 2010. Price inflation had a moderately positive impact on net sales during 2011. Rising product costs, coupled with price competition, contributed to a decline in gross margin as a percent of net sales to 18.5% during the twelve months ended December 31, 2011 from 18.8% for the same period in 2010.

The Company expects its growth in net sales to closely track the growth projected for the general economy, which is expected to continue to expand slowly in 2012. The Company also projects that it will face continued downward pressure on gross margin as a percent of net sales in the year ahead.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$5,374,800	100.0%	$4,616,377	100.0%	$4,377,882	100.0%
Cost of merchandise sold	(4,379,541)	(81.5)	(3,749,736)	(81.2)	(3,522,932)	(80.5)
Gross Margin	995,259	18.5	866,641	18.8	854,950	19.5
Selling, general and administrative expenses	(822,678)	(15.3)	(753,988)	(16.3)	(745,886)	(17.0)
Depreciation and amortization	(33,140)	(0.6)	(39,725)	(0.9)	(39,352)	(0.9)
Other income, net	3,769	0.1	4,608	0.1	2,786	0.1
Income from Operations	143,210	2.7	77,536	1.7	72,498	1.7
Interest expense, net	(10,021)	(0.2)	(8,062)	(0.2)	(9,967)	(0.2)
Income before provision for income taxes	133,189	2.5	69,474	1.5	62,531	1.5
Provision for income taxes	(51,298)	(1.0)	(27,181)	(0.6)	(25,089)	(0.6)
Net Income	81,891	1.5	42,293	0.9	37,442	0.9
Net income attributable to noncontrolling interests	(466)	—	(295)	—	(165)	—
Net income attributable to Graybar Electric Company, Inc.	$81,425	1.5%	$41,998	0.9%	$37,277	0.9%

2011 Compared to 2010

Net sales totaled $5,374,800 for the year ended December 31, 2011, compared to $4,616,377 for the year ended December 31, 2010, an increase of $758,423, or 16.4%.  Net sales to the electrical and comm/data market sectors during the year ended December 31, 2011 increased 15.2% and 19.1%, respectively, compared to the year ended December 31, 2010.

Gross margin increased $128,618, or 14.8%, to $995,259 from $866,641, due to higher net sales for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The Company’s gross margin as a percent of net sales was 18.5% for the year ended December 31, 2011, down from 18.8% in 2010, primarily due to price competition and rising product costs.

Selling, general and administrative expenses increased $68,690, or 9.1%, to $822,678 for the year ended December 31, 2011, compared to $753,988 for the year ended December 31, 2010, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2011 were 15.3%, down from 16.3% in 2010.

Depreciation and amortization expenses for the year ended December 31, 2011 decreased $6,585, or 16.6%, to $33,140 from $39,725 for the year ended December 31, 2010.  This decrease was due primarily to a decrease in software amortization.  Depreciation and amortization expenses as a percentage of net sales decreased to 0.6% for the year ended December 31, 2011, compared to 0.9% of net sales for the year ended December 31, 2010.

Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $3,769 for the year ended December 31, 2011, compared to $4,608 for the year ended December 31, 2010.  Losses on the sale of property were $(140) for the year ended December 31, 2011, compared to gains on the disposal of property of $1,177 for the year ended December 31, 2010.  Other income, net for the year ended December 31, 2011, included property impairment losses of $(312), primarily on assets that were held for sale.

Income from operations totaled $143,210 for the year ended December 31, 2011, an increase of $65,674, or 84.7%, from $77,536 for the year ended December 31, 2010.  The increase was due to higher net sales and gross margin and lower depreciation and amortization expenses, partially offset by increases in selling, general and administrative expenses and lower other income, net.

Interest expense, net increased $1,959, or 24.3%, to $10,021 for the year ended December 31, 2011 from $8,062 for the year ended December 31, 2010.  This increase was due to the settlement of the interest rate swap totaling $3,257 during the fourth quarter of 2011, partially offset by a lower level of outstanding long-term debt during the year ended December 31, 2011, compared to 2010.

The increase in income from operations and higher interest expense, net resulted in income before provision for income taxes of $133,189 for the year ended December 31, 2011, an increase of $63,715, or 91.7%, compared to $69,474 for the year ended December 31, 2010.

The Company’s total provision for income taxes increased $24,117, or 88.7%, to $51,298 for the year ended December 31, 2011 from $27,181 for the year ended December 31, 2010, as a result of higher income before provision for income taxes.  The Company’s effective tax rate was 38.5% for the year ended December 31, 2011, down from 39.1% for the year ended December 31, 2010.  The effective tax rates for the years ended December 31, 2011 and 2010 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2011 increased $39,427, or 93.9%, to $81,425 from $41,998 for the year ended December 31, 2010.

2010 Compared to 2009

Net sales totaled $4,616,377 for the year ended December 31, 2010, compared to $4,377,882 for the year ended December 31, 2009, an increase of $238,495, or 5.4%.  Net sales to the electrical and comm/data market sectors during the year ended December 31, 2010 increased 3.1% and 11.4%, respectively, compared to the year ended December 31, 2009.

Gross margin increased $11,691, or 1.4%, to $866,641 from $854,950, due to higher net sales for the year ended December 31, 2010, compared to the year ended December 31, 2009.  The Company’s gross margin as a percent of net sales was 18.8% for the year ended December 31, 2010, down from 19.5% in 2009, primarily due to price competition and rising product costs.

Selling, general and administrative expenses increased $8,102, or 1.1%, to $753,988 for the year ended December 31, 2010, compared to $745,886 for the year ended December 31, 2009, mainly due to higher employee compensation costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2010 were 16.3%, down from 17.0% in 2009.

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

The Company’s total provision for income taxes increased $2,092, or 8.3%, to $27,181 for the year ended December 31, 2010 from $25,089 for the year ended December 31, 2009, as a result of higher income before provision for income taxes.  The Company’s effective tax rate was 39.1% for the year ended December 31, 2010, down from 40.1% for the year ended December 31, 2009.  The effective tax rates for the years ended December 31, 2010 and 2009 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

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

Cash Flow Information For the Years Ended December 31,	2011	2010	2009
Net cash provided (used) by operations	$94,908	$(10,240)	$114,365
Net cash used by investing activities	(60,996)	(29,120)	(25,012)
Net cash used by financing activities	(44,301)	(42,148)	(55,932)
Net (Decrease) Increase in Cash	$(10,389)	$(81,508)	$33,421

Operating Activities

Net cash provided by operations was $94,908 for the year ended December 31, 2011, compared to net cash used by operations of $10,240 for the year ended December 31, 2010.  Positive cash flows from operations for the year ended December 31, 2011 were primarily attributable to net income of $81,891, adjusted for non-cash depreciation and amortization expenses of $33,140, increases in trade accounts payable of $93,649 and other non-current liabilities of $33,326, partially offset by increases in trade receivables of $119,505 and other non-current assets of $33,547.

Trade receivables increased during 2011, due primarily to a 16.4% increase in net sales for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The average number of days of sales outstanding at December 31, 2011, measured using annual sales, increased modestly, compared to the average number of days at December 31, 2010.  Average days of sales outstanding for the three month period ended December 31, 2011, increased moderately, compared to the same three month period of 2010.  Average inventory turnover increased significantly for the year ended December 31, 2011, compared to the same period of 2010.  Merchandise inventory turnover for the three month period ended December 31, 2011, improved moderately, compared to the same three month period of 2010.

Current assets exceeded current liabilities by $393,733 at December 31, 2011, a decrease of $21,991, or 5.3%, from $415,724 at December 31, 2010.

Investing Activities

Net cash used by investing activities totaled $60,996 for the year ended December 31, 2011, compared to $29,120 used during the year ended December 31, 2010.  Capital expenditures for property were $62,162 and $33,624, and proceeds from the disposal of property were $296 and $3,880, for the years ended December 31, 2011 and 2010, respectively.  The increase in capital expenditures for 2011 was primarily due to the Company's exercise of its purchase option available under the lease agreement on its 200,000 square foot operations and administrative center in St. Louis. The proceeds received in 2011 were primarily from the sale of personal property and the proceeds received in 2010 were primarily from the sale of real property.  Cash received from the Company’s investment in affiliated company was $870 and $624, for the years ended December 31, 2011 and 2010, respectively, and relates to the Company’s membership in Graybar Financial Services, LLC.

Financing Activities

Net cash used by financing activities totaled $44,301 for the year ended December 31, 2011, compared to $42,148 used during the year ended December 31, 2010.

Cash provided by short-term borrowings was $22,867 for the year ended December 31, 2011, compared to $4,463 for the year ended December 31, 2010.  The increase in short-term borrowings in 2011 was due, in part, to the purchase of the operations and administrative center discussed above. The Company made payments on long-term debt, including current portion, of $43,864 and capital lease obligations of $3,306 during the year ended December 31, 2011.  The Company made payments on long-term debt, including current portion, of $32,160 and capital lease obligations of $1,968 during the year ended December 31, 2010.

Cash provided by the sale of common stock amounted to $11,121 and $9,799, and purchases of treasury stock were $9,264 and $10,448, for the years ended December 31, 2011 and 2010, respectively.  Cash paid to purchase noncontrolling interest stock was $109 and $151, for the years ended December 31, 2011 and 2010, respectively. Cash provided by the sale of noncontrolling interest stock was $512 for the year ended December 31, 2011. There were no sales of noncontrolling interest stock for the year ended December 31, 2010.  Cash dividends paid were $22,258 and $20,211, for the years ended December 31, 2011 and 2010, respectively.

Cash and cash equivalents were $71,967 at December 31, 2011, a decrease of $10,389, or 12.6%, from $82,356 at December 31, 2010.

Liquidity

The Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit facility maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit ("L/C") sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility.

Interest on the Company's borrowings under the revolving credit facility is based on, at the borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement and described below. In connection with any borrowing, the applicable borrower also selects the term of the loan, up to six months, or an automatically renewing term with the consent of the lenders. Swing line loans, which are short-term loans, bear interest at a rate based on, at the borrower's election, either the base rate or on the daily floating Eurodollar rate. In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit, and other administrative matters.

The obligations of Graybar Canada under the new revolving credit facility are secured by the guaranty of the Company and any material US subsidiaries of the Company. Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation, the repayment of any of the Company's obligations under the revolving credit facility.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.2% to 0.35% per annum, subject to adjustment based upon the Company's consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.05% to 1.65% per annum payable quarterly, also subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.05% to 0.65% or LIBOR loans plus a margin ranging from 1.05% to 1.65%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties, the absence of an event of default, and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company will be subject during the term of the Credit Agreement.

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

At December 31, 2010, the Company had a $100,000 trade receivable securitization program that expired in accordance with its terms on October 7, 2011. As a result of this expiration, the security interest in the trade receivables granted by GCC to the commercial paper conduit was terminated. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2010.

Short-term borrowings of $42,562 outstanding at December 31, 2011 were drawn under the revolving credit facility.  Short-term borrowings outstanding at December 31, 2010 totaled $19,695 and were drawn by Graybar Canada against a bank line of credit secured by all personal property of that subsidiary. This bank line of credit was terminated on December 5, 2011 and replaced by the $100,000 borrowing sublimit now available to Graybar Canada under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2011 and 2010 ranged from a minimum of $13,800 and $10,786 to a maximum of $91,548 and $20,962, respectively.

At December 31, 2011, the Company had available to it unused lines of credit amounting to $457,438, compared to $307,308 at December 31, 2010.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) and 67 basis points (0.67%) of the committed lines of credit as of December 31, 2011 and 2010, respectively.

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

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the lease arrangement due in July 2013. The Company expects to liquidate the $27,715 balance owed on the lease arrangement during the first quarter of 2012. As a result, the Company reclassified the $27,715 lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011.

As of December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, current portion long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011 and 2010.

The revolving credit agreement and certain other note agreements contain various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of December 31, 2011 and 2010.

Contractual Obligations and Commitments

The Company had the following contractual obligations as of December 31, 2011:

		Payments due by period
Contractual obligations	Total	2012	2013 and 2014	2015 and 2016	After 2016
Long-term debt obligations	$47,463	$39,832	$7,631	$—	$—
Capital lease obligations	5,848	2,798	2,986	64	—
Operating lease obligations	73,045	18,035	25,427	15,161	14,422
Purchase obligations	567,459	567,459	—	—	—
Total	$693,815	$628,124	$36,044	$15,225	$14,422

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $137,968 of accrued, unfunded pension obligations, $87,336 of accrued, unfunded employment-related benefit obligations, of which $78,999 is related to the Company’s postretirement benefit plan, and $3,746 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $41,300 to its defined benefit pension plan during 2012 that are not included in the table.  The Company contributed $41,461 to its defined benefit pension plan in 2011.

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

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistics services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

Merchandise Inventory

The Company values its inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, the Company makes judgments as to its return rights to suppliers and future demand requirements.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required.

Pension and Postretirement Benefits Plans

The Company’s pension and postretirement benefits obligations and expenses are determined based on the selection of certain assumptions developed by the Company and used by its actuaries in calculating such amounts.  For the Company’s pension obligation, the most significant assumptions are the expected long-term rate of return on plan assets and the interest rate used to discount plan liabilities.  For the Company’s postretirement benefits plan liability, the most significant assumption is the interest rate used to discount the plan obligations.

The following tables present key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.75%	5.50%	4.25%	4.75%
Expected return on plan assets	6.25%	6.25%	—	—

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefits obligations and future pension and postretirement benefits expense.  For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension expense for 2011 and the pension liability as of December 31, 2011 would have increased pension expense by $9,600 and the pension liability by $83,800, respectively.  Similarly, a one percent (1%) decrease in the discount rate would have increased 2011 postretirement benefits expense by $200 and the December 31, 2011 postretirement benefits liability by $6,577.

A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the defined benefit pension plan in future years.  As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2011 pension expense by $4,100.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2011.  The rate was assumed to decrease to 5.00% in 2019 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2011, 2010 and 2009 postretirement benefit obligations or net periodic benefit cost.

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

New Accounting Standards

        No new accounting standards that were issued or became effective during 2011 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2011- 08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted early by Graybar for the annual period ending December 31, 2011.

 In June 2011, the FASB issued ASU No. 2011- 05, "Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU does not change the items that are required to be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

Standards Update No. 2011-05", which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. This guidance, as amended, was adopted by Graybar for its annual report period ending December 31, 2011. Although adopting the guidance will not impact the Company’s accounting for comprehensive income, it affected the Company’s presentation of components of comprehensive income by eliminating the historical practice of showing these items within the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

In May 2011, the FASB issued ASU No. 2011- 04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective for interim and annual periods beginning after December 15, 2011.

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

In the short-term, the Company’s healthcare costs are expected to increase due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits, the elimination of the lifetime dollar limits per covered individual, and restrictions on annual dollar limits on essential benefits per covered individual, among other standard requirements.  In the long-term, the Company’s healthcare costs may increase due to the enactment of the excise tax on “high cost” healthcare plans.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices, and equity prices.  The Company’s primary exposures to market risk are interest rate risk associated with debt obligations, foreign currency exchange rate risk, and commodity risk.

Interest Rate Risk

The Company’s interest expense is sensitive to changes in the general level of interest rates.  Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company’s debt portfolio.  A change in market interest rates on the fixed-rate portion of the debt portfolio impacts the fair value of the financial instrument, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable-rate portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value of the financial instrument.  To mitigate the cash flow impact of interest rate fluctuations on the cost of financing its capital assets, the Company generally endeavors to maintain a significant portion of its long-term debt as fixed-rate in nature.

Based on $70,277 in variable-rate debt outstanding at December 31, 2011, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $703 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2011
Debt Instruments	2012	2013	2014	2015	2016	After 2016	Total	Fair Value

Long-term, fixed-rate debt	$13,775	9,410	872	63	—	—	$24,120	$23,195
Weighted-average interest rate	6.00%	5.96%	3.85%	4.28%	—	—

Long-term, variable-rate debt	$27,715	—	—	—	—	—	$27,715	$27,715
Weighted-average interest rate	1.92%	—	—	—	—	—
Short-term, variable-rate borrowings	$42,562	—	—	—	—	—	$42,562	$42,562
Weighted-average interest rate	2.31%	—	—	—	—	—

The fair value of long-term debt is estimated by discounting cash flows using current borrowing rates available for debt of similar maturities.

The Company entered into a swap agreement to manage interest rates on amounts due under a variable-rate lease arrangement in September 2000.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257.

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

Commodity Risk

The Company has a moderate level of primary exposure to commodity price risk on products it purchases for resale, such as wire and cable, steel conduit, and many other products that contain copper or steel or both.  Graybar does not purchase commodities directly, however.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, increased funding requirements and expenses related to the Company's pension plan, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2011.

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 8, 2012

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2011	2010	2009
Net Sales	$5,374,800	$4,616,377	$4,377,882
Cost of merchandise sold	(4,379,541)	(3,749,736)	(3,522,932)
Gross Margin	995,259	866,641	854,950
Selling, general and administrative expenses	(822,678)	(753,988)	(745,886)
Depreciation and amortization	(33,140)	(39,725)	(39,352)
Other income, net	3,769	4,608	2,786
Income from Operations	143,210	77,536	72,498
Interest expense, net	(10,021)	(8,062)	(9,967)
Income before provision for income taxes	133,189	69,474	62,531
Provision for income taxes	(51,298)	(27,181)	(25,089)
Net Income	81,891	42,293	37,442
Net income attributable to noncontrolling interests	(466)	(295)	(165)
Net Income attributable to Graybar Electric Company, Inc.	$81,425	$41,998	$37,277
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$6.32	$3.28	$2.89
(A)  Adjusted for the declaration of a ten percent (10%) stock dividend in December 2011, shares related to which were issued in February 2012.  Prior to the adjustment, the average common shares outstanding were 11,647 and 11,708 for the years ended December 31, 2010 and 2009, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2011	2010	2009
Net Income	$81,891	$42,293	$37,442
Other Comprehensive Income
Foreign currency translation	(1,520)	2,807	7,385
Unrealized gain less realized loss from interest rate swap
(net of tax of $1,831, $102, and $557, respectively)	2,876	161	875
Pension and postretirement benefits liability adjustment
(net of tax of $31,454, $1,646, and $2,827, respectively)	(49,405)	(2,586)	4,440
Total Other Comprehensive (Loss) Income	(48,049)	382	12,700
Comprehensive Income	$33,842	$42,675	$50,142
Less: comprehensive income attributable to noncontrolling interests, net of tax	(438)	(421)	(595)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$33,404	$42,254	$49,547

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2011	2010
ASSETS
Current Assets
Cash and cash equivalents			$71,967	$82,356
Trade receivables (less allowances of $7,764 and $7,299, respectively)			797,717	678,212
Merchandise inventory			396,124	390,350
Other current assets			23,507	15,891
Total Current Assets			1,289,315	1,166,809
Property, at cost
Land			64,691	49,890
Buildings			374,008	349,781
Furniture and fixtures			188,929	176,814
Software			76,906	76,906
Capital leases			12,546	10,214
Total Property, at cost			717,080	663,605
Less – accumulated depreciation and amortization			(386,150)	(362,793)
Net Property			330,930	300,812
Other Non-current Assets			84,494	51,817
Total Assets			$1,704,739	$1,519,438
LIABILITIES
Current Liabilities
Short-term borrowings			$42,562	$19,695
Current portion of long-term debt			41,490	32,191
Trade accounts payable			614,004	520,355
Accrued payroll and benefit costs			117,965	95,511
Other accrued taxes			15,329	15,248
Dividends payable			12,943	11,686
Other current liabilities			51,289	56,399
Total Current Liabilities			895,582	751,085
Postretirement Benefits Liability			71,699	72,462
Pension Liability			136,668	62,816
Long-term Debt			10,345	64,859
Other Non-current Liabilities			19,051	9,409
Total Liabilities			1,133,345	960,631
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2011	2010
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	10,611,982	9,498,347
Issued to shareholders	2,285,255	2,148,384
In treasury, at cost	(15,725)	(26,755)
Outstanding Common Stock	12,881,512	11,619,976	257,630	232,400
Common shares subscribed	610,949	565,844	12,219	11,317
Less subscriptions receivable	(610,949)	(565,844)	(12,219)	(11,317)
Retained Earnings			458,139	423,602
Accumulated Other Comprehensive Loss			(150,364)	(102,343)
Total Graybar Electric Company, Inc. Shareholders’ Equity			565,405	553,659
Noncontrolling Interests			5,989	5,148
Total Shareholders’ Equity			571,394	558,807
Total Liabilities and Shareholders’ Equity			$1,704,739	$1,519,438

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2011	2010	2009
Cash Flows from Operations
Net Income	$81,891	$42,293	$37,442
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	33,140	39,725	39,352
Deferred income taxes	424	10,627	941
Net losses (gains) on disposal of property	140	(1,177)	(524)
Losses on impairment of property	312	—	576
Net income attributable to noncontrolling interests	(466)	(295)	(165)
Changes in assets and liabilities:
Trade receivables	(119,505)	(100,812)	82,378
Merchandise inventory	(5,774)	(80,728)	64,191
Other current assets	(7,616)	11,462	3,520
Other non-current assets	(33,547)	(2,429)	(1,397)
Trade accounts payable	93,649	69,076	(60,218)
Accrued payroll and benefit costs	22,454	28,572	(53,645)
Other current liabilities	(3,520)	(11,662)	13,529
Other non-current liabilities	33,326	(14,892)	(11,615)
Total adjustments to net income	13,017	(52,533)	76,923
Net cash provided (used) by operations	94,908	(10,240)	114,365
Cash Flows from Investing Activities
Proceeds from disposal of property	296	3,880	1,633
Capital expenditures for property	(62,162)	(33,624)	(27,263)
Investment in affiliated company	870	624	618
Net cash used by investing activities	(60,996)	(29,120)	(25,012)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	22,867	4,463	(5,217)
Repayment of long-term debt	(43,864)	(32,160)	(32,085)
Proceeds from long-term debt	—	8,528	—
Principal payments under capital leases	(3,306)	(1,968)	(801)
Sales of common stock	11,121	9,799	11,392
Purchases of treasury stock	(9,264)	(10,448)	(11,901)
Sales of noncontrolling interests’ common stock	512	—	464
Purchases of noncontrolling interests’ common stock	(109)	(151)	(109)
Dividends paid	(22,258)	(20,211)	(17,675)
Net cash used by financing activities	(44,301)	(42,148)	(55,932)
Net (Decrease) Increase in Cash	(10,389)	(81,508)	33,421
Cash, Beginning of Year	82,356	163,864	130,443
Cash, End of Year	$71,967	$82,356	$163,864
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisition of equipment under capital leases	$2,332	$5,009	$2,792
Cash Paid During the Year for:
Interest, net of amounts capitalized	$10,880	$8,562	$10,470
Income taxes, net of refunds	$55,136	$15,037	$19,965

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2008	$193,256	$425,276	$(114,869)	$3,928	$507,591
Net income		37,277		165	37,442
Other comprehensive income			12,270	430	12,700
Stock issued	11,392			464	11,856
Stock purchased	(11,901)			(109)	(12,010)
Dividends declared	19,223	(38,633)			(19,410)
Balance, December 31, 2009	$211,970	$423,920	$(102,599)	$4,878	$538,169
Net income		41,998		295	42,293
Other comprehensive income			256	126	382
Stock issued	9,799				9,799
Stock purchased	(10,448)			(151)	(10,599)
Dividends declared	21,079	(42,316)			(21,237)
Balance, December 31, 2010	$232,400	$423,602	$(102,343)	$5,148	$558,807
Net income		81,425		466	81,891
Other comprehensive loss			(48,021)	(28)	(48,049)
Stock issued	11,121			512	11,633
Stock purchased	(9,264)			(109)	(9,373)
Dividends declared	23,373	(46,888)			(23,515)
Balance, December 31, 2011	$257,630	$458,139	$(150,364)	$5,989	$571,394

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2011 and 2010 and
for the Years Ended December 31, 2011, 2010, and 2009
(Stated in thousands, except share and per share data)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies conform to generally accepted accounting principles in the US (“US GAAP”) and are applied on a consistent basis among all years presented. Significant accounting policies are described below.

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

Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2011 presentation.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2011 that require recognition or disclosure in these financial statements.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistics services.  Service revenue, which accounts for less than one percent (1%) of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $40,896, $35,683, and $32,947 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Merchandise Inventory

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

The Company makes provisions for obsolete or excess inventories as necessary to reflect reductions in inventory value.

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

Property and Depreciation

Property, plant and equipment are recorded at cost. Depreciation is expensed on a straight-line basis over the estimated useful lives of the related assets. Interest costs incurred to finance expenditures for major long-term construction projects are capitalized as part of the asset's historical cost and included in property, plant and equipment, then depreciated over the useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for maintenance and repairs are charged to expense when incurred, while the costs of significant improvements, which extend the useful life of the underlying asset, are capitalized.

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

Derivative Financial Instruments

The Company's use of derivative financial instruments is limited to managing a well-defined interest rate risk. The Company does not use financial instruments or derivatives for any trading purposes.

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

Goodwill

The Company’s goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  The Company performs either a qualitative or quantitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2011, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill.  At December 31, 2011 and 2010, the Company had $6,680 of goodwill included in other non-current assets in its consolidated balance sheets.

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

Other Postretirement Benefits

The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ periods of active service.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plan

The Company sponsors a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the employees’ periods of active service.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plan.

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

The Company has a lease agreement with an independent lessor that is considered to be a VIE.  The agreement provides $28,720 of financing for five of the Company’s distribution facilities and carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a VIE.  The Company, as lessee, retains the power to direct the operational activities that most significantly impact the economic performance of the VIE and has an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company is the primary beneficiary of this VIE, and accordingly, consolidates the silo in its financial statements.

New Accounting Standards

No new accounting standards that were issued or became effective during 2011 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") No. 2011- 08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted early by Graybar for the annual period ending December 31, 2011.

In June 2011, the FASB issued ASU No. 2011- 05, "Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU does not change the items that are required to be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05", which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. This guidance, as amended, was adopted by Graybar for its annual report period ending December 31, 2011. Although adopting the guidance will not impact the Company’s accounting for comprehensive income, it affected the Company’s presentation of components of comprehensive income by eliminating the historical practice of showing these items within the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

In May 2011, the FASB issued ASU No. 2011- 04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective for interim and annual periods beginning after December 15, 2011.

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

In the short-term, the Company’s healthcare costs are expected to increase due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits, the elimination of the lifetime dollar limits per covered individual, and restrictions on annual dollar limits on essential benefits per covered individual, among other standard requirements.  In the long-term, the Company’s healthcare costs may increase due to the enactment of the excise tax on “high cost” healthcare plans.

The Company continues to evaluate the impact, if any, the Acts will have on its financial statements as new regulations under the Acts are issued.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost of providing healthcare benefits for many employers, including the Company.

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2011
Allowance for cash discounts	$1,373	$20,440	$(20,315)	$1,498
Allowance for doubtful accounts	5,926	5,537	(5,197)	6,266
Total	$7,299	$25,977	$(25,512)	$7,764

For the Year Ended December 31, 2010
Allowance for cash discounts	$1,201	$17,854	$(17,682)	$1,373
Allowance for doubtful accounts	5,016	6,401	(5,491)	5,926
Total	$6,217	$24,255	$(23,173)	$7,299

For the Year Ended December 31, 2009
Allowance for cash discounts	$1,515	$17,836	$(18,150)	$1,201
Allowance for doubtful accounts	6,048	7,581	(8,613)	5,016
Total	$7,563	$25,417	$(26,763)	$6,217

4. INVENTORY

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been approximately $148,513 and $129,888 greater than reported under the LIFO method at December 31, 2011 and 2010, respectively.  In 2009, the Company liquidated portions of previously-created LIFO layers, resulting in decreases in cost of merchandise sold of $(16,685).  The Company did not liquidate any portion of previously-created LIFO layers in 2011 and 2010.

Reserves for excess and obsolete inventories were $3,800 and $4,500 at December 31, 2011 and 2010, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $(700), $600, and $(700) for the years ended December 31, 2011, 2010, and 2009, respectively.

5. PROPERTY AND DEPRECIATION

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

Depreciation expense was $27,728, $25,273, and $25,222 in 2011, 2010, and 2009, respectively.

At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2011 and 2010 were $2,332 and $5,009, respectively.

The Company capitalizes interest expense on major construction and development projects while in progress.  Interest capitalized in 2011, 2010, and 2009 was $13, $120, and $269, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  The Company capitalized software and software development costs of $2,619 and $3,375 in 2011 and 2010, respectively, and the amounts are recorded in furniture and fixtures.

Software of $76,906 on the balance sheet became fully amortized during 2011. At December 31, 2010, the unamortized software totaled $2,487.  The estimated useful life of capitalized software is eight years.

The Company reviews long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as to be held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.  For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses.  The net book value of assets held for sale was $6,074 and $2,421 at December 31, 2011 and 2010, respectively, and is recorded in net property.

The Company recorded impairment losses totaling $(312) and $(576) to account for the expected losses on those assets to be held and used where the carrying amount exceeded the estimated fair value of the assets and for the sale of properties classified as held for sale for the years ended December 31, 2011 and 2009, respectively.  The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2011 and 2009.  The Company did not record any impairment charges in 2010.

6. INCOME TAXES

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

The Company’s unrecognized tax benefits of $3,746, $3,843, and $3,754 as of December 31, 2011, 2010, and 2009, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Balance at January 1:	$3,843	$3,754	$3,874
Additions based on tax positions related to current year	593	699	650
Additions based on tax positions of prior years	—	119	—
Reductions for tax positions of prior years	(579)	(693)	(770)
Settlements	(111)	(36)	—
Balance at December 31:	$3,746	$3,843	$3,754

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,239 and $1,107 in interest and penalties in its statement of financial position at December 31, 2011 and 2010, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2012. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company has not agreed to extend its federal statute of limitations for the 2008 tax year as of December 31, 2011.  The federal statute of limitations for the 2008 tax year will expire on September 15, 2012, unless extended.  The Company’s state income tax returns for 2007 through 2011 remain subject to examination by various state authorities with the latest period closing on December 31, 2016.  The Company has extended the statute of limitations in one state jurisdiction for the tax year 2006. The Company has not extended the statutes of limitations in any other state jurisdictions with respect to years prior to 2007.  Such statutes of limitations will expire on or before November 15, 2012 unless extended.

The provisions for income taxes recorded in the consolidated statements of income are as follows:

For the Year Ended December 31,	2011	2010	2009
Federal income tax
Current	$44,531	$14,366	$21,633
Deferred	246	9,428	777

State income tax
Current	6,343	2,189	2,515
Deferred	178	1,198	164
Provision for income taxes	$51,298	$27,181	$25,089

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2011	2010
Postretirement benefits	$30,731	$31,027
Payroll accruals	2,519	2,577
Bad debt reserves	2,662	2,544
Other deferred tax assets	13,916	13,472
Pension	44,464	19,092
Inventory	2,861	—
Subtotal	97,153	68,712
less: valuation allowances	(306)	(2,778)
Deferred tax assets	96,847	65,934
Fixed assets	(26,614)	(22,098)
Inventory	—	(1,744)
Computer software	(2,778)	(4,056)
Other deferred tax liabilities	(1,477)	(1,433)
Deferred tax liabilities	(30,869)	(29,331)
Net deferred tax assets	$65,978	$36,603

Deferred tax assets included in other current assets were $5,931 and $1,838 at December 31, 2011 and 2010, respectively.  Deferred tax assets included in other non-current assets were $60,047 and $34,765 at December 31, 2011 and 2010, respectively.  The Company’s deferred tax assets include foreign net operating losses of $306 and $517 as of December 31, 2011 and 2010 that expire in 2020.  The Company’s deferred tax assets also include state net operating loss carryforwards of $2,251 and $2,819 as of December 31, 2011 and 2010, respectively, that expire between 2012 and 2030.  The Company’s deferred tax assets also include capital loss carryforwards of $2,261 at December 31, 2011 and 2010 that expire in 2013.  The Company's valuation allowance against deferred tax assets was $306 and $2,778 for the year ended December 31, 2011 and 2010, respectively. During 2011, the likelihood of capital loss carryforward utilization necessitated the removal of corresponding valuation allowances against these items. Due to uncertainty surrounding ultimate utilization, a full valuation allowance against foreign net operating losses has been established.

The Company has undistributed earnings of non-US subsidiaries of approximately $46,212. No provision for US income taxes has been taken on undistributed earnings, which are deemed to be permanently reinvested.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

For the Years Ended December 31,	2011	2010	2009
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	2.7	2.3
Other, net	(0.1)	1.4	2.8
Effective tax rate	38.5%	39.1%	40.1%

7. CAPITAL STOCK

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2011, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

During 2011, the Company offered eligible employees and qualified retirees the right to subscribe to 877,000 shares of common stock at $20.00 per share in accordance with the provisions of the Company’s Three-Year Common Stock Purchase Plan dated June 10, 2010.  This resulted in the subscription of 610,949 shares totaling $12,219.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 13, 2012; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 13, 2012, in the case of shares paid for prior to January 13, 2012.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2011	463,189	474,219
2010	522,405	520,458
2009	595,073	602,926

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01), on June 10, 2004.  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company.  There were no shares of preferred stock outstanding at December 31, 2011 and 2010.

On December 8, 2011, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2012.  The stock was issued February 1, 2012.  On December 9, 2010, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2011.  The stock was issued on February 4, 2011.  On

December 10, 2009, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 4, 2010. The stock was issued February 1, 2010.

8. NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2011, as a result of the stock dividend declared on December 8, 2011 payable to shareholders of record on January 3, 2012.  Shares representing this dividend were issued on February 1, 2012.  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of ten percent (10%) stock dividends in 2011, 2010, and 2009.  The average number of shares used in computing net income per share of common stock at December 31, 2011, 2010, and 2009 was 12,876,095, 12,811,464, and 12,878,844, respectively.

9. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2011	2010
7.49% senior note, unsecured, due in annual installments of $14,286 beginning in July 2005 through July 2011	$—	$14,286
Variable-rate lease arrangement, secured by facilities, due July 2013	27,715	27,715
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in October 2003 through April 2013	11,250	18,750
7.36% senior note, unsecured, due in semiannual installments of $3,095 beginning in May 2001 through November 2010, with a final payment of $3,094 due in May 2011	—	3,094
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003 through June 2013	7,273	10,909
5.57% note, secured by facility, due in monthly installments of principal and interest of $32 through December 2014, with a final payment of $2,000 due in January 2015	—	2,977
5.79% note, secured by facility, due in monthly installments of principal and interest of $37 through October 2013, with a final payment of $3,444 due November 2013	—	4,083
6.48% capital lease, secured by equipment, due in monthly installments of principal and interest of $47 beginning in January 2007 through December 2011	—	544
Variable-rate note, secured by facilities, due in monthly installments of $36 through October 2015, with a final payment of $6,583 due in November 2015	—	8,664
2.38% to 4.97% capital leases, secured by equipment, various maturities	5,597	6,028
	$51,835	$97,050
Less current portion	(41,490)	(32,191)
Long-term Debt	$10,345	$64,859

Long-term Debt matures as follows:
2012	$41,490
2013	9,410
2014	872
2015	63
2016	—
After 2016	—
$51,835

The net book value of property securing various long-term debt instruments was $16,847 and $40,429 at December 31, 2011 and 2010, respectively.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the variable-rate lease arrangement due in July 2013. The Company expects to liquidate the $27,715 balance owed on the lease arrangement during the first quarter of 2012. As a result, the Company reclassified the $27,715 variable-rate lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011.

The Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar

Canada”), entered into a new unsecured, five-year, $500,000 revolving credit facility maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit ("L/C") sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility.

Interest on the Company's borrowings under the revolving credit facility is based on, at the borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement and described below. In connection with any borrowing, the applicable borrower also selects the term of the loan, up to six months, or an automatically renewing term with the consent of the lenders. Swing line loans, which are short-term loans, bear interest at a rate based on, at the borrower's election, either the base rate or on the daily floating Eurodollar rate. In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit, and other administrative matters.

The obligations of Graybar Canada under the new revolving credit facility are secured by the guaranty of the Company and any material US subsidiaries of the Company. Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation, the repayment of any of the Company's obligations under the revolving credit facility.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.2% to 0.35% per annum, subject to adjustment based upon the Company's consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.05% to 1.65% per annum payable quarterly, also subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.05% to 0.65% or LIBOR loans plus a margin ranging from 1.05% to 1.65%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties, the absence of an event of default, and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company will be subject during the term of the Credit Agreement.

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

At December 31, 2010, the Company had a $100,000 trade receivable securitization program that expired in accordance with its terms on October 7, 2011. As a result of this expiration, the security interest in the trade receivables granted by GCC to the commercial paper conduit was terminated. There were no borrowings outstanding under the trade receivable securitization program at December 31, 2010.

Short-term borrowings of $42,562 outstanding at December 31, 2011 were drawn under the revolving credit facility. Short-term borrowings outstanding at December 31, 2010 totaled $19,695 and were drawn by Graybar Canada against a bank line of credit secured by all personal property of that subsidiary.  This bank line of credit was terminated on December 5, 2011 and replaced by the $100,000 borrowing sublimit now available to Graybar Canada under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2011 and 2010 ranged from a minimum of $13,800 and $10,786 to a maximum of $91,548 and $20,962, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2011 and 2010 amounted to approximately $52,000 and $16,000 at weighted-average interest rates of 1.86% and 2.94%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2011 was 2.31%.

At December 31, 2011, the Company had available to it unused lines of credit amounting to $457,438, compared to $307,308 at December 31, 2010.  These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) and 67 basis points (0.67%) of the committed lines of credit as of December 31, 2011 and 2010, respectively.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $925 and $2,815 at December 31, 2011 and 2010, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of the Company’s variable-rate short- and long-term debt approximates its carrying value at December 31, 2011 and 2010, respectively.

The revolving credit agreement and certain other note agreements contain various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants as of December 31, 2011 and 2010.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The Company provides certain postretirement health care and life insurance benefits to retired employees.  Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Benefits are provided through insurance coverage with premiums based on the benefits paid during the year.  The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2011 and 2010.

The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Projected benefit obligation	$(527,458)	$(396,008)	$(78,999)	$(79,762)
Fair value of plan assets	389,490	332,392	—	—
Funded status	$(137,968)	$(63,616)	$(78,999)	$(79,762)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $448,948 and $336,457 at December 31, 2011 and 2010, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Current accrued benefit cost	$(1,300)	$(800)	$(7,300)	$(7,300)
Non-current accrued benefit cost	(136,668)	(62,816)	(71,699)	(72,462)
Net amount recognized	$(137,968)	$(63,616)	$(78,999)	$(79,762)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Net actuarial loss	$148,118	$96,542	$18,235	$20,881
Prior service cost (gain)	3,258	4,116	(9,190)	(10,523)
Accumulated other comprehensive loss	$151,376	$100,658	$9,045	$10,358

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2012, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$11,243	$1,039
Prior service cost (gain)	855	(1,344)
Accumulated other comprehensive loss	$12,098	$(305)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.75%	5.50%	4.25%	4.75%
Rate of compensation increase	4.50%	4.25%	—	—
Health care cost trend on covered charges	—	—	8% / 5%	8% / 5%

For measurement of the postretirement benefit obligation, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2011.  This rate is assumed to decrease to 5.00% at January 1, 2019 and remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2011 and 2010.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Employer contributions	$41,461	$40,763	$5,138	$8,631
Participant contributions	$—	$—	$1,739	$2,342
Benefits paid	$(27,195)	$(35,011)	$(6,877)	$(10,973)

The Company expects to make contributions totaling $41,300 to its defined benefit pension plan during 2012.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2012	$36,800	$7,300
2013	36,800	6,600
2014	35,600	6,800
2015	35,700	6,900
2016	35,900	7,000
After 2016	198,000	35,800

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

The Company's defined benefit pension plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of long duration government, quasi-governmental, and corporate fixed-income securities, as well as appropriate levels of equity and alternative investments designed to maximize the plan's liability hedge ratio. In practice, an asset portfolio constructed primarily of fixed income securities tends to appreciate as market interest rates decline, at least partially offsetting an increase in the pension benefit obligation caused by a decline in the interest rate used to discount plan liabilities.
Asset allocation information for the defined benefit pension plan at December 31, 2011 and 2010 is as follows:

Investment	2011 Actual Allocation	2011 Target Allocation Range	2010 Actual Allocation	2010 Target Allocation Range
Equity securities-US	7%	3-15%	8%	3-15%
Equity securities-International	7%	3-15%	7%	3-15%
Fixed income investments-US	58%	35-75%	57%	35-75%
Fixed income investments-International	11%	3-10%	11%	3-15%
Absolute return	9%	5-15%	10%	5-15%
Real assets	5%	3-10%	4%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	2%	0-3%	2%	0-3%
Total	100%	100%	100%	100%

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

There have been no changes in the methodologies used by the Company to determine fair value at December 31, 2011 or

2010.

The following tables set forth by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2011 and 2010:

December 31, 2011
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US
Corporate stocks	$13,926	$—	$—	$13,926
Mutual funds	6,073	7,751	—	13,824
Equity securities - International
Corporate stocks	244	—	—	244
Mutual funds	27,300	—	—	27,300
Fixed income investments - US
Corporate debt	111,590	—	—	111,590
US government debt	37,479	—	—	37,479
Mutual funds	17,743	60,007	—	77,750
Fixed income investments - International
Corporate debt	22,890	—	—	22,890
Commingled funds	—	—	18,314	18,314
Absolute return	—	—	36,738	36,738
Real assets	—	—	17,451	17,451
Private equity	—	—	4,303	4,303
Short-term investments	—	—	7,681	7,681
Total	$237,245	$67,758	$84,487	$389,490

December 31, 2010
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US
Corporate stocks	$12,454	$—	$—	$12,454
Mutual funds	5,431	7,782	—	13,213
Equity securities - International
Corporate stocks	165	—	—	165
Mutual funds	21,212	3,518	—	24,730
Fixed income investments - US
Corporate debt	91,684	—	—	91,684
US government debt	21,933	—	—	21,933
Mutual funds	17,569	57,257	—	74,826
Fixed income investments - International
Corporate debt	20,548	—	—	20,548
Commingled funds	—	—	16,091	16,091
Absolute return	—	—	31,838	31,838
Real assets	—	4,714	10,130	14,844
Private equity	—	—	4,006	4,006
Short-term investments	—	—	6,060	6,060
Total	$190,996	$73,271	$68,125	$332,392

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2011 and 2010:

December 31, 2011
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$16,091	$31,838	$10,130	$4,006	$6,060	$68,125
Realized gains/(losses)	26	(2,507)	143	243	—	(2,095)
Unrealized gains/(losses)	1,299	2,828	369	406	—	4,902
Purchases	1,000	7,500	7,080	178	60,851	76,609
Sales	(102)	(2,921)	(271)	(530)	(59,230)	(63,054)
Balance, end of year	$18,314	$36,738	$17,451	$4,303	$7,681	$84,487

December 31, 2010
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$15,119	$20,978	$9,486	$3,317	$5,829	$54,729
Realized gains/(losses)	19	(521)	(7)	91	—	(418)
Unrealized gains/(losses)	1,048	1,236	703	227	—	3,214
Purchases	—	12,000	—	517	145,284	157,801
Sales	(95)	(1,855)	(52)	(146)	(145,053)	(147,201)
Balance, end of year	$16,091	$31,838	$10,130	$4,006	$6,060	$68,125

The net periodic benefit cost for the years ended December 31, 2011, 2010, and 2009 included the following components:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$16,497	$15,502	$15,710	$2,141	$2,086	$1,931
Interest cost	22,684	21,763	21,572	3,679	3,918	4,168
Expected return on plan assets	(21,883)	(20,691)	(19,495)	—	—	—
Amortization of:
Net actuarial loss	14,104	11,325	10,181	1,971	2,045	1,439
Prior service cost (gain)	1,404	1,405	1,248	(2,181)	(2,181)	(2,456)
Curtailment loss (gain)	—	—	542	—	—	(2,452)
Net periodic benefit cost	$32,806	$29,304	$29,758	$5,610	$5,868	$2,630

In 2009, as a result of reductions in its workforce, the Company recorded a $(542) curtailment loss and a $2,452 curtailment gain in the income statement for the defined benefit pension plan and postretirement benefits plan, respectively.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.75%	6.00%	4.75%	5.00%	6.00%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase	4.25%	4.00%	3.80%	—	—	—
Health care cost trend on covered charges	—	—	—	8% / 5%	7% / 5%	8% / 5%

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

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2011.  The rate was assumed to decrease to 5.00% in 2019 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2011, 2010 and 2009 net periodic benefit cost.

11. PROFIT SHARING AND SAVINGS PLAN

The Company provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees.  Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally based on the profitability of the Company.  Cost recognized by the Company under the profit-sharing portion of the plan was $51,894, $31,576, and $27,645 for the years ended December 31, 2011, 2010 and 2009, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company was party to an interest rate swap agreement that effectively converted its variable-rate interest payments to a fixed rate on amounts due under a certain lease arrangement.  The Company’s interest rate swap agreement was designated as a cash flow hedge and was required to be measured at fair value on a recurring basis. The Company endeavored to utilize the best available information in measuring fair value.  The interest rate swap was valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, were deemed to be a Level 2 input in the fair value hierarchy. The fair value of the swap was $(4,706) at December 31, 2010 and was recorded in other current liabilities in the consolidated balance sheet.  The effective portion of the related gains or losses on the swap totaling $(2,876) was deferred in accumulated other comprehensive loss as of December 31, 2010.

Unrealized gains (net of tax) of $886, $161, and $875 related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2011, 2010, and 2009, respectively.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257, of which $1,990 was recorded in accumulated other comprehensive loss at the settlement date.

  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $(1,080) and $(847) during the years ended December 31, 2011 and 2010, respectively.  No ineffectiveness was recorded in the consolidated statements of income during 2011, 2010, and 2009.

13. COMMITMENTS AND CONTINGENCIES

The Company has a lease agreement with an independent lessor, that is considered to be a VIE.  The agreement provides $28,720 of financing for five of the Company’s distribution facilities and carries a five-year term expiring July 2013.  The financing structure used with this lease qualifies as a silo of a VIE.  The Company, as lessee, retains the power to direct the operational activities that most significantly impact the economic performance of the VIE and has an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company is the primary beneficiary of this VIE, and accordingly, consolidates the silo in its financial statements.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the lease arrangement due in July 2013. The Company expects to liquidate the $27,715 balance owed on the lease arrangement during the first quarter of 2012. As a result, the Company reclassified the $27,715 lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011.

As of December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, current portion long-term debt of $27,715, and a noncontrolling interest of $1,005.  At December 31, 2010, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,775, long-term debt of $27,715, and a noncontrolling interest of $1,005.

Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011 and 2010, respectively.

Rental expense was $20,275, $25,684, and $27,185 in 2011, 2010, and 2009, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2012	$18,035
2013	13,933
2014	11,494
2015	8,352
2016	6,809
After 2016	14,422

The Company entered into a swap agreement to manage interest rates on amounts due under the $27,715 lease arrangement discussed above in September 2000.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2011	2010
Currency translation	$10,057	$11,549
Unrealized loss from interest rate swap	—	(2,876)
Pension liability	(151,376)	(100,658)
Postretirement benefits liability	(9,045)	(10,358)
Accumulated other comprehensive loss	$(150,364)	$(102,343)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2011 and 2010, adjusted for the declaration of stock dividends of ten percent (10%) in 2011 and 2010, is as follows:

	2011
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,187,168	$1,370,970	$1,457,971	$1,358,691
Gross margin	$225,950	$248,741	$268,244	$252,324
Net income attributable to the Company	$11,528	$23,921	$32,546	$13,430
Net income attributable to the Company per share of common stock (A)	$0.89	$1.86	$2.53	$1.04
(A)  All periods adjusted for a ten percent (10%) stock dividend declared in December 2011.  Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2011 were 11,723,618, 11,714,133, and 11,704,135 respectively.

	2010
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,001,174	$1,130,771	$1,249,306	$1,235,126
Gross margin	$194,659	$209,541	$233,995	$228,446
Net income attributable to the Company	$3,526	$9,508	$19,843	$9,121
Net income attributable to the Company per share of common stock (B)	$0.27	$0.74	$1.55	$0.72
 (B) All periods adjusted for ten percent (10%) stock dividends declared in December 2011 and December 2010.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2010 were 10,646,511, 10,585,178, 10,574,117, and 10,522,813, respectively.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011 was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2012 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1– Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2012 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

The information with respect to the Company’s audit committee and audit committee financial expert, and nominating committee required to be included pursuant to this Item 10 will be included under the caption “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer (collectively “Covered Officers”).  This code of ethics is appended to the Company’s business conduct guidelines for all employees.  The business conduct guidelines and specific code for Covered Officers may be accessed at: http://www.graybar.com/company/corporate-responsibility/code-of-ethics and is also available in print without charge upon written request addressed to the Secretary of the Company at its principal executive offices.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

F. H. Hughes, a former director of the Company, was a director, officer and more than 10% shareholder of a company that leased up to ten warehouse and office facilities to our Canadian indirect, majority-owned subsidiary, Graybar Canada Limited, of which Mr. Hughes was President and Chief Executive Officer.  Mr. Hughes retired from all of these roles effective January 5, 2012.  The leases had been in effect since 1991, when we acquired the predecessor of Graybar Canada Limited.  The annual rent for these facilities aggregated $945,529 (Canadian) in 2010 and $1,017,850 (Canadian) in 2009.  Graybar Canada Limited completed the purchase of the leased facilities on November 30, 2010 for approximately $8,700,000 (Canadian).

At the date of this report, there are no other reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and any beneficial owner of more than five percent (5%) of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under the caption “Transactions with Related Persons” in the Information Statement and shall be incorporated herein by reference.

The information with respect to director independence and to corporate governance required to be included pursuant to this Item 13 will be included under the captions “Proposal 1: Nominees for Election as Directors” and “Information about the Board of Directors and Corporate Governance Matters” in the Information Statement and is incorporated herein by reference.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2011 Annual Report on Form 10-K.

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2011 (page 24)

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011 (page 25).

		(iii)	Consolidated Balance Sheets, as of December 31, 2011 and 2010 (page 26).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011 (page 27).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2011 (page 28).

		(vi)	Notes to Consolidated Financial Statements (pages 29 to 46).

		(vii)	Report of Independent Registered Public Accounting Firm (page 23).

	2.	Index to Financial Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

	3.	Exhibits
The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

	(3)	(i)	Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No.000-00255) and incorporated herein by reference.

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

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-00255) and incorporated herein by reference.*

(ii)
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

(21)	List of subsidiaries of the Company

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS**	XBRL Taxonomy Extension Schema Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation arrangement

** In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of March 2012.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ R. A. REYNOLDS, JR.
(R. A. Reynolds, Jr., Chairman of the Board and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 8, 2012.

/s/ R. A. REYNOLDS, JR.	Director, Chairman of the Board and President
(R. A. Reynolds, Jr.)	(Principal Executive Officer)

/s/ D. B. D’ALESSANDRO	Director
(D. B. D’Alessandro)	(Principal Financial Officer)

/s/ MARTIN J. BEAGEN	Vice President and Controller
(Martin J. Beagen)	(Principal Accounting Officer)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ T. S. GURGANOUS	Director
(T. S. Gurganous)

/s/ R. R. HARWOOD	Director
(R. R. Harwood)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ K. M. MAZZARELLA	Director
(K. M. Mazzarella)

/s/ B. L. PROPST	Director
(B. L. Propst)

Index of Exhibits

(3)	(i) Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No.000-00255) and incorporated herein by reference.

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

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 000-00255) and incorporated herein by reference.*

(ii)
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

(21)	List of subsidiaries of the Company

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation arrangement

** In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.