Form 10-K
period 2011-12-31
GRAYBAR ELECTRIC CO INC
filed 2012-03-26
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS
WITH RESPECT TO SHARES OF COMMON STOCK OF
GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

            Names and Addresses of all Voting Trustees (as of March 8, 2012):

R. A. Cole	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.	34 North Meramec Avenue
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
Graybar Electric Company, Inc.

            State or other jurisdiction in which such issuer was incorporated or organized:
New York

I.R.S. Employer Identification No.:
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

INFORMATION REGARDING VOTING TRUST

PART I

Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

Amount deposited during year	Amount withdrawn during year (4)	Amount held at end of year	Percentage of class held at end of year

1,353,867	334,442	9,635,928	82.3%

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

(4)  The 334,442 shares of Common Stock withdrawn from the Voting Trust in 2011 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's repurchase rights under its amended Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury.

Item 2.         Exercise of Voting Rights.

The Voting Trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the Voting Trustees voted the shares of Common Stock held by them for (i) the election of 12 directors, (ii) the approval of the amendment of the Company's certificate of incorporation to eliminate the personal liability of the Company's directors for certain monetary damages, and (iii) the approval of the amendment of the Company's certificate of incorporation to acknowledge the right of the Board of Directors to consider the effects of any change of control transaction on shareholders and non-shareholder constituencies.

Item 3.         Exercise of Other Powers.

The Voting Trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

The following table presents information, as of March 8, 2012, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 8, 2012, no Voting Trustee owned any securities of Graybar other than those deposited under the Voting Trust Agreement nor any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 8, 2011		Percent of class owned
R. A. Cole	Voting Trust Interests (A)	Direct	17,458	(B)	0.163%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

L. R. Giglio	Voting Trust Interests (A)	Direct	22,165	(B)	0.207%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

T. S. Gurganous	Voting Trust Interests (A)	Direct	22,572	(B)	0.211%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	Voting Trust Interests (A)	Direct	16,563	(B)	0.155%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. A. Reynolds, Jr.	Voting Trust Interests (A)	Direct	50,332	(B)	0.470%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

_____________________

(A)  Issued under the Voting Trust Agreement dated as of March 16, 2007.
(B)  The number of shares of Common Stock to which such Voting Trust Interests relate.
(C)  As of March 8, 2012, the Voting Trustees together held of record, with shared power to vote,
10,702,380 shares of Common Stock, or 82.4% of the outstanding shares of Common Stock.

Item 5.            Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 or will be included under the caption "Proposal 1 -- Nominees for Election as Directors" in Graybar's Information Statement relating to the 2012 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

Item 6.            Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 or will be included under the caption "Proposal 1 -- Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

Item 7.            Other Activities of Voting Trustees.

Except as described in this Annual Report, the Voting Trustees did not perform any other activities as Voting Trustees during the fiscal year.

Item 8.            Representation of Other Persons by Voting Trustees.

The Voting Trustees represented no persons other than holders of Voting Trust Interests during the year.

Item 9.            Remuneration of Voting Trustees.

The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries.  No Voting Trustee received any remuneration from any person or persons for acting as a Voting Trustee.

Name of	Capacities in	Cash Compensation
Voting	which Compensation	Salaries, Bonuses
Trustee	Received	and Directors’ Fees(1)
R. A. Cole	Director and	$323,309
	District Vice President

L. R. Giglio	Director and Senior	$558,399
	Vice President -
	Operations

T. S. Gurganous	Director and	$394,416
	District Vice President

K. M. Mazzarella	Director and	$608,647
	Executive Vice President and
	Chief Operating Officer

R. A. Reynolds, Jr.	Director, Chairman of	$1,498,300
	The Board, President and
	Chief Executive Officer

(1)  Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 9, 2012 under Graybar’s Management Incentive Plan with respect to services rendered during 2011.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings plans, perquisites and other personal benefits, and other miscellaneous items, as will be included in the Summary Compensation Table of the Information Statement.

Item 12.          Lists of Exhibits Filed.

(4)   Instruments defining the rights of security holders, including indentures.

Voting Trust Agreement dated as of March 16, 2007, a form which is attached as Annex A to the Prospectus, dated January 18, 2007, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-139992), is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 26, 2012, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated March 16, 2007.

By
/S/ R. A. COLE
R. A. COLE

/S/ L. R. GIGLIO
L. R. GIGLIO

/S/ T. S. GURGANOUS
T. S. GURGANOUS

/S/ K. M. MAZZARELLA
K. M. MAZZARELLA

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