Form 10-Q
period 2012-03-31
GRAYBAR ELECTRIC CO INC
filed 2012-05-08
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
YES☐ NO☒

Common Stock Outstanding at April 30, 2012: 13,016,674
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2012
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2012	2011
Gross Sales	$1,285,386	$1,191,507
Cash discounts	(5,139)	(4,339)
Net Sales	1,280,247	1,187,168
Cost of merchandise sold	(1,033,434)	(961,218)
Gross Margin	246,813	225,950
Selling, general and administrative expenses	(212,735)	(195,631)
Depreciation and amortization	(7,790)	(9,625)
Other income, net	1,892	720
Income from Operations	28,180	21,414
Interest expense, net	(777)	(1,850)
Income before Provision for Income Taxes	27,403	19,564
Provision for income taxes	(10,974)	(7,919)
Net Income	16,429	11,645
Less: Net income attributable to noncontrolling interests	(74)	(117)
Net Income attributable to Graybar Electric Company, Inc.	$16,355	$11,528
Net Income per share of Common Stock (A)	$1.26	$0.89
Cash Dividends per share of Common Stock (B)	$0.30	$0.30
Average Common Shares Outstanding (A)	13,012	12,896

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2011, shares related to which were issued in February 2012.  Prior to the adjustment, the average common shares outstanding were 11,724 for the three months ended March 31, 2011.

(B)	Cash dividends declared were $3,921 and $3,528 for the three months ended March 31, 2012 and 2011, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2012	2011
Net Income	$16,429	$11,645
Other Comprehensive Income
Foreign currency translation	1,738	1,830
Unrealized gain from interest rate swap
(net of tax of $186)	—	293
Pension and postretirement benefits liability adjustment
(net of tax of $2,101 and $1,303, respectively)	3,299	2,047
Total Other Comprehensive Income	5,037	4,170
Comprehensive Income	$21,466	$15,815
Comprehensive loss (income) attributable to noncontrolling interests, net of tax	84	(216)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$21,550	$15,599

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2012	December 31, 2011
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$101,411	$71,967
Trade receivables (less allowances of $7,345 and $7,764, respectively)			731,650	797,717
Merchandise inventory			433,484	396,124
Other current assets			22,600	23,507
Total Current Assets			1,289,145	1,289,315
Property, at cost
Land			64,619	64,691
Buildings			377,956	374,008
Furniture and fixtures			194,702	188,929
Software			76,906	76,906
Capital leases			9,833	12,546
Total Property, at cost			724,016	717,080
Less – accumulated depreciation and amortization			(389,652)	(386,150)
Net Property			334,364	330,930
Other Non-current Assets			82,619	84,494
Total Assets			$1,706,128	$1,704,739
LIABILITIES
Current Liabilities
Short-term borrowings			$90,120	$42,562
Current portion of long-term debt			13,779	41,490
Trade accounts payable			603,151	614,004
Accrued payroll and benefit costs			92,651	117,965
Other accrued taxes			16,168	15,329
Dividends payable			—	12,943
Other current liabilities			63,654	51,289
Total Current Liabilities			879,523	895,582
Postretirement Benefits Liability			71,978	71,699
Pension Liability			132,053	136,668
Long-term Debt			9,953	10,345
Other Non-current Liabilities			22,367	19,051
Total Liabilities			1,115,874	1,133,345
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2012	December 31, 2011
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	10,849,553	10,611,982
Issued to shareholders	2,310,184	2,285,255
In treasury, at cost	(92,831)	(15,725)
Outstanding Common Stock	13,066,906	12,881,512	261,338	257,630
Advance Payments on Subscriptions to Common Stock			369	—
Retained Earnings			470,573	458,139
Accumulated Other Comprehensive Loss			(145,169)	(150,364)
Total Graybar Electric Company, Inc. Shareholders’ Equity			587,111	565,405
Noncontrolling Interests			3,143	5,989
Total Shareholders’ Equity			590,254	571,394
Total Liabilities and Shareholders’ Equity			$1,706,128	$1,704,739

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2012	2011
Cash Flows from Operations
Net Income	$16,429	$11,645
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,790	9,625
Deferred income taxes	(305)	77
Net gains on disposal of property	(1,289)	(28)
Loss on impairment of property	175	—
Net income attributable to noncontrolling interests	(74)	(117)
Changes in assets and liabilities:
Trade receivables	66,067	1,704
Merchandise inventory	(37,360)	(17,638)
Other current assets	907	2,603
Other non-current assets	(226)	(759)
Trade accounts payable	(10,853)	31,766
Accrued payroll and benefit costs	(25,314)	(23,315)
Other current liabilities	12,776	14,599
Other non-current liabilities	6,276	(4,083)
Total adjustments to net income	18,570	14,434
Net cash provided by operations	34,999	26,079
Cash Flows from Investing Activities
Proceeds from disposal of property	1,377	58
Capital expenditures for property	(10,497)	(5,057)
Net cash used by investing activities	(9,120)	(4,999)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	47,558	(2,429)
Repayment of long-term debt	(27,715)	(221)
Principal payments under capital leases	(729)	(800)
Sale of common stock	5,619	5,143
Purchases of common stock	(1,542)	(1,789)
Purchases of noncontrolling interests’ common stock	(2,762)	(15)
Dividends paid	(16,864)	(15,214)
Net cash provided (used) by financing activities	3,565	(15,325)
Net Increase in Cash	29,444	5,755
Cash, Beginning of Year	71,967	82,356
Cash, End of Period	$101,411	$88,111

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$341	$571

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	$—	$423,602	$(102,343)	$5,148	$558,807
Net income			11,528		117	11,645
Other comprehensive
income				4,071	99	4,170
Stock issued	4,402					4,402
Stock purchased	(1,789)				(15)	(1,804)
Advance payments		741				741
Dividends declared			(3,528)			(3,528)
March 31, 2011	$235,013	$741	$431,602	$(98,272)	$5,349	$574,433

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			16,355		74	16,429
Other comprehensive
income				5,195	(158)	5,037
Stock issued	5,250					5,250
Stock purchased	(1,542)				(2,762)	(4,304)
Advance payments		369				369
Dividends declared			(3,921)			(3,921)
March 31, 2012	$261,338	$369	$470,573	$(145,169)	$3,143	$590,254

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
(Unaudited)

1.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (“Graybar” or the “Company”), without audit, pursuant to the rules and regulations of the United States (“US”) Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2012 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2011 included in the Company’s latest Annual Report on Form 10-K.

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

New Accounting Standards Updates

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") No. 2011-08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted by Graybar for the annual period ended December 31, 2011 and all reporting periods thereafter.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU does not change the items that are required to be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05", which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. This guidance, as amended, was adopted by Graybar for its annual reporting period ended December 31, 2011 and all reporting periods thereafter. Although adopting the guidance did not impact the Company's accounting for comprehensive income, it affected the presentation of components of comprehensive income by eliminating the Company's historical practice of showing these items within its Consolidated Statements of Changes in Shareholders' Equity.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the quarter ended March 31, 2012.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is planned to occur in phases through 2018. However, key elements of the Acts, as well as the Acts themselves, are currently being reviewed for their constitutionality by, among others, members of Congress, and the US Supreme Court, which heard related oral arguments in March 2012. The outcome of the Court's deliberations is inherently unpredictable, as is the impact that the Court's decisions regarding the Acts may have on the Company's healthcare costs.
The Company's healthcare costs have increased due to the Acts' raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, restrictions on annual dollar limits on essential benefits per covered individual, as well as other standard requirements of the Acts, will also cause its healthcare costs to increase in the future. Assuming the Acts and their components that may affect the Company, such as the planned enactment of the excise tax on “high cost” healthcare plans in 2018, survive judicial review by the US Supreme Court, the Company's healthcare costs may increase further.
The Company continues to evaluate the impact, if any, the Acts will have on its financial statements as new regulations under the Acts are issued and as challenges to the Acts are finally determined.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost to provide healthcare benefits for many employers, including the Company.

2.	Income Taxes

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

The Company’s unrecognized tax benefits of $3,841 and $3,746 at March 31, 2012 and December 31, 2011, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,334 and $1,239 in interest and penalties in its condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2012. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company has agreed to extend its federal statute of limitations for the 2008 tax year as of March 31, 2012.  The federal statute of limitations for the 2008 tax year will expire on March 31, 2013, unless further extended.  The Company's state income tax returns for 2007 through 2011 remain subject to examination by various state authorities with the latest period closing on December 31, 2016.  The Company has extended the statute of limitations in one state jurisdiction for the tax year 2006. The Company has not extended the statutes of limitations in any other state jurisdictions with respect to years prior to 2007.  Such statutes of limitations will expire on or before November 15, 2012, unless extended.

3.	Capital Stock

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At March 31, 2012, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

4.	Revolving Credit Facility

On March 31, 2011, the Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility.

There were $90,120 and $42,562 in short-term borrowings outstanding under the revolving credit facility at March 31, 2012 and December 31, 2011, respectively.

5.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than the Employee Retirement Income Security Act ("ERISA") and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2012 and 2011.

The net periodic benefit cost for the three months ended March 31, 2012 and 2011 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2012	2011	2012	2011
Service cost	$5,575	$4,150	$650	$575
Interest cost	6,325	5,700	850	925
Expected return on plan assets	(5,925)	(5,450)	—	—
Amortization of:
Net actuarial loss	5,150	3,525	425	525
Prior service cost (gain)	350	325	(525)	(525)
Net periodic benefit cost	$11,475	$8,250	$1,400	$1,500

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three month periods ended March 31, 2012 and 2011. Additional contributions totaling $31,300 are expected to be paid during the remainder of 2012.

6.	Variable Interest Entity

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

The Company had a lease agreement with an independent lessor that was considered to be a VIE.  The agreement provided $28,720 of financing for five of the Company’s distribution facilities and carried a five-year term expiring July 2013.  The financing structure used with this lease qualified as a silo of a VIE.  Graybar, as lessee, retained the power to direct the operational activities that most significantly impacted the economic performance of the VIE and had an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company was the primary beneficiary of this VIE, and in accordance with US GAAP, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the

Company’s consolidated financial statements had a net property balance of $15,118, current portion of long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the variable-rate lease arrangement due in July 2013. As a result, the Company reclassified the $27,715 debt portion of the variable-rate lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement, and purchased the $1,005 noncontrolling interest in the consolidated silo.

7. Assets Held For Sale

The Company considers properties to be assets held for sale when all of the following criteria are met: i) a formal commitment to a plan to sell a property has been made and exercised; ii) the property is available for sale in its present condition; iii) actions required to complete the sale of the property have been initiated; iv) sale of the property is probable and the Company expects the sale will occur within one year; and v) the property is being actively marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $5,853 and $6,074 at March 31, 2012 and December 31, 2011, respectively, and is recorded in net property in the condensed consolidated balance sheets.

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

The Company recorded an impairment loss totaling $(175) to account for the expected loss on one of the properties held for sale during the three months ended March 31, 2012. The impairment loss is included in other income, net in the condensed consolidated statement of income for the three months ended March 31, 2012. The Company did not record any impairment charges during the three months ended March 31, 2011.

8.	Derivative Financial Instruments

The Company was party to an interest rate swap agreement that effectively converted its variable-rate interest payments to a fixed rate on amounts due under the lease arrangement discussed in Note 6.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257, of which $1,990 was recorded in accumulated other comprehensive loss at the settlement date.

Prior to settlement, the Company’s interest rate swap agreement had been designated as a cash flow hedge and was required to be measured at fair value on a recurring basis. The Company endeavored to utilize the best available information in measuring fair value.  The interest rate swap was valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, were deemed to be a Level 2 input in the fair value hierarchy.

Unrealized gains, net of tax, of $293 related to the swap were recorded in accumulated other comprehensive loss during the three months ended March 31, 2011. The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest swap was $212 during the three months ended March 31, 2011. No ineffectiveness was recorded in the condensed consolidated statement of income during the three months ended March 31, 2011.

9.	Commitments and Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Business Overview

The North American economy continues to grow at a slow rate. Several key economic indicators offer mixed signals on the projected path of the general economy moving forward. The US unemployment rate is trending down, but remains elevated by historical standards at slightly higher than 8%. Housing starts, while no longer declining, remain near all-time lows. Non-residential construction in the US contracted during the first quarter of 2012, but is projected to finish the year with positive growth. Continued moderate growth in industrial production during the first quarter of 2012 kept capacity utilization rates and capital expenditures on business equipment near their highest levels in three years, but growth in manufacturing is projected to slow during the final three quarters of 2012.

Graybar's net sales and gross margin grew at a faster rate than the general economy during the period ended March 31, 2012. Net sales increased 7.8% and gross margin rose 9.2% during the first quarter of 2012, compared to same period of 2011. Product costs remained relatively steady and price inflation was not a significant driver of net sales growth during the first quarter of 2012. As a result, gross margin as a percent of net sales increased modestly to 19.3% during the period, up from 19.0% during the quarter ended March 31, 2011.

The Company expects its growth in net sales to closely track the growth projected for the general economy, which is expected to continue to expand slowly in 2012. The Company also projects that its gross margin as a percent of net sales will face renewed downward pressure during the remainder of the year, notwithstanding the modest increase experienced during the first quarter of 2012.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Dollars	Percent	Dollars	Percent
Net Sales	$1,280,247	100.0%	$1,187,168	100.0%
Cost of merchandise sold	(1,033,434)	(80.7)	(961,218)	(81.0)
Gross Margin	246,813	19.3	225,950	19.0
Selling, general and administrative expenses	(212,735)	(16.6)	(195,631)	(16.5)
Depreciation and amortization	(7,790)	(0.6)	(9,625)	(0.8)
Other income, net	1,892	0.1	720	0.1
Income from Operations	28,180	2.2	21,414	1.8
Interest expense, net	(777)	(0.1)	(1,850)	(0.2)
Income before Provision for Income Taxes	27,403	2.1	19,564	1.6
Provision for income taxes	(10,974)	(0.8)	(7,919)	(0.6)
Net Income	16,429	1.3	11,645	1.0
Less: Net income attributable to noncontrolling interests	(74)	—	(117)	—
Net Income attributable to Graybar Electric Company, Inc.	$16,355	1.3%	$11,528	1.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales totaled $1,280,247 for the quarter ended March 31, 2012, compared to $1,187,168 for the quarter ended March 31, 2011, an increase of $93,079, or 7.8%.  Net sales to the electrical and comm/data market sectors for the three months ended March 31, 2012, increased 8.9% and 5.4%, respectively, compared to the same three month period of 2011.

Gross margin increased $20,863, or 9.2%, to $246,813 from $225,950 due to higher net sales in the first quarter of 2012, compared to the same period of 2011.  The Company’s gross margin as a percent of net sales increased to 19.3% for the three months ended March 31, 2012 from 19.0% for the same period of 2011.

Selling, general and administrative expenses increased $17,104, or 8.7%, to $212,735 in the first quarter of 2012 from $195,631 in the first quarter of 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales were 16.6% in the first quarter of 2012, up from 16.5% of net sales in the first quarter of 2011.

Depreciation and amortization expenses for the three months ended March 31, 2012 decreased $1,835, or 19.1%, to $7,790 from $9,625 in the first quarter of 2011 due to a reduction in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.6% for the three months ended March 31, 2012, compared to 0.8% of net sales for the same period of 2011.

Other income, net totaled $1,892 for the three months ended March 31, 2012, compared to $720 for the three months ended March 31, 2011.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the three months ended March 31, 2012 was mainly due to gains on the disposal of property of $1,289, partially offset by an impairment loss of $(175) recorded on a property held for sale, compared to gains on the disposal of personal property of $28 for the same period of 2011. There were no impairment losses recorded for the three months ended March 31, 2011.

Income from operations totaled $28,180 for the three months ended March 31, 2012, an increase of $6,766, or 31.6%, from $21,414 for the three months ended March 31, 2011.  The increase was due primarily to the gains in gross margin outpacing the increase in selling, general and administrative expenses, as well as a reduction in depreciation and amortization expenses.

Interest expense, net declined $1,073, or 58.0%, to $777 for the three months ended March 31, 2012 from $1,850 for the three months ended March 31, 2011.  This reduction was due to a lower level of outstanding long-term debt in the first quarter of 2012, compared to the same period of 2011.  Long-term debt outstanding, including the current portion, was $23,732 at March 31, 2012, compared to $97,045 at March 31, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $27,403 for the three months ended March 31, 2012, an increase of $7,839, or 40.1%, compared to $19,564 for the three months ended March 31, 2011.

The Company’s total provision for income taxes increased $3,055, or 38.6%, to $10,974 for the three months ended March 31, 2012, compared to $7,919 for the same period of 2011.  The Company’s effective tax rate was 40.0% for the three months ended March 31, 2012, down from 40.5% for the same period of 2011.  This decrease was attributable to adjustments in uncertain tax positions and state income taxes for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2012 increased $4,827, or 41.9%, to $16,355 from $11,528 for the three months ended March 31, 2011.

Financial Condition and Liquidity

The Company generally funds its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have historically been financed by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash provided by operations was $34,999 for the three month period ended March 31, 2012, compared to $26,079 provided during the three months ended March 31, 2011.  Positive cash flows from operations for the three months ended March 31, 2012 were primarily due to net income of $16,429 and a decrease in trade receivables of $66,067, partially offset by an increase in merchandise inventory of $37,360 and a decrease in accrued payroll and benefit costs of $25,314.

The average number of days of sales in trade receivables for the three month period ended March 31, 2012 was virtually unchanged, compared to the same three month period ended March 31, 2011.  Merchandise inventory turnover improved modestly for the three months ended March 31, 2012, compared to the three month period ended March 31, 2011.

Current assets exceeded current liabilities by $409,622 at March 31, 2012, an increase of $15,889, or 4.0%, from $393,733 at December 31, 2011.

Investing Activities

Net cash used by investing activities totaled $9,120 for the three months ended March 31, 2012, compared to $4,999 for the same period of 2011.  Capital expenditures for property were $10,497 and $5,057, and proceeds from the disposal of property were $1,377 and $58, for the three months ended March 31, 2012 and 2011, respectively.  The proceeds received for the three months ended March 31, 2012 were primarily from the sale of real property. Proceeds received during the three months ended March 31, 2011 were primarily from the sale of personal property.

Financing Activities

Net cash provided by financing activities totaled $3,565 for the three months ended March 31, 2012, compared to net cash used by financing activities of $15,325 for the three months ended March 31, 2011.

Cash provided by short-term borrowings was $47,558 for the three months ended March 31, 2012, compared to cash used by short-term borrowings of $2,429 for the three months ended March 31, 2011. The Company made payments on long-term debt of $27,715 and capital lease obligations of $729 during the three months ended March 31, 2012.  During the three months ended March 31, 2011, the Company made payments on long-term debt of $221 and capital lease obligations of $800.

Cash provided by the sale of common stock amounted to $5,619 and $5,143, and purchases of stock to be held in treasury were $1,542 and $1,789, for the three months ended March 31, 2012 and 2011, respectively.  Cash dividends paid were $16,864 and $15,214 for the three months ended March 31, 2012 and 2011, respectively.

Cash paid for noncontrolling interests' common stock totaled $2,762 during the three months ended March 31, 2012, and included the $1,005 equity interest in the variable-rate lease arrangement discussed in Note 6. An additional $1,757 noncontrolling interest, substantially all of which was owned by a retiring director of the Company and his affiliated investment company, was purchased by our Canadian subsidiary under the standard terms of The Graybar Electric Canada Limited Employee Share Purchase Plan, which applies to employee stock ownership for employees of our Canadian subsidiary. Cash paid for noncontrolling interests' common stock totaled $15 during the quarter ended March 31, 2011.
Cash and cash equivalents were $101,411 at March 31, 2012, compared to $71,967 at December 31, 2011, an increase of $29,444, or 40.9%.

Liquidity

 On March 31, 2011, the Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the revolving credit agreement that had been due to expire in May 2012, which was terminated upon the closing of the new revolving credit facility. There were $90,120 and $42,562 in short-term borrowings outstanding under the revolving credit facility at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, the Company had unused lines of credit amounting to $409,880 available, compared to $457,438 at December 31, 2011.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the three months ended March 31, 2012 and 2011 ranged from a minimum of $35,105 and $14,386 to a maximum of $90,120 and $23,057, respectively.

The Company had a lease agreement with an independent lessor, which provided $28,720 of financing for five of the Company’s distribution facilities. The agreement carried a five-year term expiring July 2013.  The financing structure used with this lease qualified as a silo of a variable interest entity.  In accordance with accounting principles generally accepted in the US ("US GAAP"), the Company, as the primary beneficiary, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, current portion of long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the variable-rate lease arrangement due in July 2013. As a result, the Company reclassified the $27,715 debt portion of the variable-rate lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement, and purchased the $1,005 noncontrolling interest in the consolidated silo.

The revolving credit facility and certain other note agreements contain various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of March 31, 2012 and December 31, 2011.

New Accounting Standards Updates

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") No. 2011-08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted early by Graybar for the annual period ended December 31, 2011 and all reporting periods thereafter.
In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This Update eliminates the option to present the components of comprehensive income as a part of the Statement of Changes in Shareholders' Equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU does not change the items that are required to be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05", which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. This guidance, as amended, was adopted by Graybar for its annual reporting period ended December 31, 2011 and all reporting periods thereafter. Although adopting the guidance did not impact the Company's accounting for comprehensive income, it affected the presentation of components of comprehensive income by eliminating the Company's historical practice of showing these items within its Consolidated Statements of Changes in Shareholders' Equity.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the quarter ended March 31, 2012.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is planned to occur in phases through 2018. However, key elements of the Acts, as well as the Acts themselves, are currently being reviewed for their constitutionality by, among others, members of Congress, and the US Supreme Court, which heard related oral arguments in March 2012. The outcome of the Court's deliberations is inherently unpredictable, as is the impact that the Court's decisions regarding the Acts may have on the Company's healthcare costs.
The Company's healthcare costs have increased due to the Acts' raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, restrictions on annual dollar limits on essential benefits per covered individual, as well as other standard requirements of the Acts, will also cause its healthcare costs to increase in the future.  Assuming the Acts and their components that may affect the Company, such as the planned enactment of the excise tax on “high cost” healthcare plans in 2018, survive judicial review by the US Supreme Court, the Company's healthcare costs may increase further.
The Company continues to evaluate the impact, if any, the Acts will have on its financial statements as new regulations under the Acts are issued and as challenges to the Acts are finally determined.  The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost to provide healthcare benefits for many employers, including the Company.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At March 31, 2012, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2012	34,447	$20.00	N/A
February 1 to February 29, 2012	31,178	$20.00	N/A
March 1 to March 31, 2012	11,481	$20.00	N/A
Total	77,106	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

May 8, 2012	/s/ ROBERT A. REYNOLDS, JR.
Date	Robert A. Reynolds, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2012	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2012	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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