Form 10-Q
period 2012-06-30
GRAYBAR ELECTRIC CO INC
filed 2012-08-06
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
YES☐ NO☒

Common Stock Outstanding at July 31, 2012: 12,965,706
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2012
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2012	2011	2012	2011
Gross Sales	$1,386,830	$1,375,852	$2,672,216	$2,567,359
Cash discounts	(5,413)	(4,882)	(10,552)	(9,221)
Net Sales	1,381,417	1,370,970	2,661,664	2,558,138
Cost of merchandise sold	(1,122,742)	(1,122,229)	(2,156,176)	(2,083,447)
Gross Margin	258,675	248,741	505,488	474,691
Selling, general and administrative expenses	(209,487)	(199,037)	(422,222)	(394,668)
Depreciation and amortization	(8,164)	(7,377)	(15,954)	(17,002)
Other income, net	30,181	834	32,073	1,554
Income from Operations	71,205	43,161	99,385	64,575
Interest expense, net	(683)	(1,812)	(1,460)	(3,662)
Income before Provision for Income Taxes	70,522	41,349	97,925	60,913
Provision for income taxes	(27,665)	(17,345)	(38,639)	(25,264)
Net Income	42,857	24,004	59,286	35,649
Less: Net income attributable to noncontrolling interests	(69)	(83)	(143)	(200)
Net Income attributable to Graybar Electric Company, Inc.	$42,788	$23,921	$59,143	$35,449
Net Income per share of Common Stock (A)	$3.29	$1.86	$4.54	$2.75
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	13,021	12,885	13,013	12,888

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2011, shares related to which were issued in February 2012.  Prior to the adjustment, the average common shares outstanding were 11,714 and 11,716 for the three and six months ended June 30, 2011, respectively.

(B)
Cash dividends declared were $3,912 and $3,525 for the three months ended June 30, 2012 and 2011, respectively. Cash dividends declared were $7,833 and $7,053 for the six months ended June 30, 2012 and 2011, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2012	2011	2012	2011
Net Income	$42,857	$24,004	$59,286	$35,649
Other Comprehensive Income
Foreign currency translation	(1,963)	(322)	(225)	1,508
Unrealized gain from interest rate swap
(net of tax of $61 and $247, respectively)	—	96	—	389
Pension and postretirement benefits liability adjustment
(net of tax of $2,185, $1,672, $4,286 and $2,975, respectively)	3,433	2,626	6,732	4,673
Total Other Comprehensive Income	1,470	2,400	6,507	6,570
Comprehensive Income	$44,327	$26,404	$65,793	$42,219
Comprehensive loss (income) attributable to noncontrolling interests, net of tax	16	(52)	100	(268)
Comprehensive Income attributable to
Graybar Electric Company, Inc.	$44,343	$26,352	$65,893	$41,951

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2012	December 31, 2011
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$68,844	$71,967
Trade receivables (less allowances of $7,379 and $7,764, respectively)			767,201	797,717
Merchandise inventory			444,965	396,124
Other current assets			21,935	23,507
Total Current Assets			1,302,945	1,289,315
Property, at cost
Land			64,005	64,691
Buildings			372,295	374,008
Furniture and fixtures			201,052	188,929
Software			76,906	76,906
Capital leases			10,056	12,546
Total Property, at cost			724,314	717,080
Less – accumulated depreciation and amortization			(390,092)	(386,150)
Net Property			334,222	330,930
Other Non-current Assets			80,796	84,494
Total Assets			$1,717,963	$1,704,739
LIABILITIES
Current Liabilities
Short-term borrowings			$101,105	$42,562
Current portion of long-term debt			13,752	41,490
Trade accounts payable			603,971	614,004
Accrued payroll and benefit costs			53,733	117,965
Other accrued taxes			12,535	15,329
Dividends payable			—	12,943
Other current liabilities			80,258	51,289
Total Current Liabilities			865,354	895,582
Postretirement Benefits Liability			71,732	71,699
Pension Liability			127,796	136,668
Long-term Debt			2,128	10,345
Other Non-current Liabilities			20,820	19,051
Total Liabilities			1,087,830	1,133,345
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2012	December 31, 2011
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	10,951,924	10,611,982
Issued to shareholders	2,323,052	2,285,255
In treasury, at cost	(252,515)	(15,725)
Outstanding Common Stock	13,022,461	12,881,512	260,449	257,630
Advance Payments on Subscriptions to Common Stock			768	—
Retained Earnings			509,449	458,139
Accumulated Other Comprehensive Loss			(143,614)	(150,364)
Total Graybar Electric Company, Inc. Shareholders’ Equity			627,052	565,405
Noncontrolling Interests			3,081	5,989
Total Shareholders’ Equity			630,133	571,394
Total Liabilities and Shareholders’ Equity			$1,717,963	$1,704,739

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2012	2011
Cash Flows from Operations
Net Income	$59,286	$35,649
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15,954	17,002
Deferred income taxes	1,195	(1,684)
Net gains on disposal of property	(30,725)	(29)
Loss on impairment of property	257	—
Net income attributable to noncontrolling interests	(143)	(200)
Changes in assets and liabilities:
Trade receivables	30,516	(117,335)
Merchandise inventory	(48,841)	(30,533)
Other current assets	1,572	180
Other non-current assets	(588)	(1,112)
Trade accounts payable	(10,033)	131,969
Accrued payroll and benefit costs	(64,232)	(28,271)
Other current liabilities	25,016	29,490
Other non-current liabilities	3,966	(4,892)
Total adjustments to net income	(76,086)	(5,415)
Net cash (used) provided by operations	(16,800)	30,234
Cash Flows from Investing Activities
Proceeds from disposal of property	33,302	363
Capital expenditures for property	(21,652)	(11,096)
Net cash provided (used) by investing activities	11,650	(10,733)
Cash Flows from Financing Activities
Net increase in short-term borrowings	58,543	28,452
Repayment of long-term debt	(35,101)	(10,926)
Principal payments under capital leases	(1,418)	(1,652)
Sale of common stock	8,323	7,303
Purchases of common stock	(4,736)	(4,488)
Purchases of noncontrolling interests’ common stock	(2,808)	(63)
Dividends paid	(20,776)	(18,739)
Net cash provided (used) by financing activities	2,027	(113)
Net (Decrease) Increase in Cash	(3,123)	19,388
Cash, Beginning of Year	71,967	82,356
Cash, End of Period	$68,844	$101,744

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$564	$1,434

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	$—	$423,602	$(102,343)	$5,148	$558,807
Net income			35,449		200	35,649
Other comprehensive
income				6,502	68	6,570
Stock issued	6,926					6,926
Stock purchased	(4,488)				(63)	(4,551)
Advance payments		377				377
Dividends declared			(7,053)			(7,053)
June 30, 2011	$234,838	$377	$451,998	$(95,841)	$5,353	$596,725

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			59,143		143	59,286
Other comprehensive
income				6,750	(243)	6,507
Stock issued	7,555					7,555
Stock purchased	(4,736)				(2,808)	(7,544)
Advance payments		768				768
Dividends declared			(7,833)			(7,833)
June 30, 2012	$260,449	$768	$509,449	$(143,614)	$3,081	$630,133

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
(Unaudited)

1.	Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc. (“Graybar” or the “Company”), without audit, pursuant to the rules and regulations of the United States (“US”) Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2012 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2011, included in the Company’s latest Annual Report on Form 10-K.

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
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three or six months ended June 30, 2012.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is expected to occur in phases through 2018.
The Company's healthcare costs have increased due to the Acts' raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, restrictions on annual dollar limits on essential benefits per covered individual, as well as other standard requirements of the Acts, will cause its healthcare costs to increase in the future. The planned enactment of the excise tax on “high cost” healthcare plans in 2018 may also cause the Company's healthcare costs to increase further.
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

The Company’s unrecognized tax benefits of $4,015 and $3,746 at June 30, 2012 and December 31, 2011, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,290 and $1,239 in interest and penalties in its condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2012. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company has agreed to extend its federal statute of limitations for the 2008 tax year, which will expire on March 31, 2013, unless further extended.  The Company's state income tax returns for 2007 through 2011 remain subject to examination by various state authorities, with the latest period closing on December 31, 2016.  The Company has extended the statute of limitations in one state jurisdiction for the tax year 2006. The Company has not extended the statutes of limitations in any other state jurisdictions with respect to years prior to 2007.  Such statutes of limitations will expire on or before November 15, 2012, unless extended.

3.	Capital Stock

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At June 30, 2012, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

On June 30, 2011, the Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the facility that had been due to expire in May 2012.

There were $101,105 and $42,562 in short-term borrowings outstanding under the revolving credit facility at June 30, 2012 and December 31, 2011, respectively.

5.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.

The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service, regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than the Employee Retirement Income Security Act ("ERISA") and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage, with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2012 and 2011.

The net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2012	2011	2012	2011
Service cost	$5,532	$4,099	$518	$496
Interest cost	6,123	5,642	828	914
Expected return on plan assets	(5,910)	(5,492)	—	—
Amortization of:
Net actuarial loss	5,408	3,527	435	460
Prior service cost (gain)	340	377	(565)	(565)
Net periodic benefit cost	$11,493	$8,153	$1,216	$1,305

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2012	2011	2012	2011
Service cost	$11,107	$8,249	$1,168	$1,071
Interest cost	12,448	11,342	1,678	1,839
Expected return on plan assets	(11,835)	(10,942)	—	—
Amortization of:
Net actuarial loss	10,558	7,052	860	985
Prior service cost (gain)	690	702	(1,090)	(1,090)
Net periodic benefit cost	$22,968	$16,403	$2,616	$2,805
The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended June 30, 2012 and 2011. Contributions made during the six-month periods ended June 30, 2012 and 2011 each totaled $20,000. Additional contributions totaling $21,300 are expected to be paid during the remainder of 2012.

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

The Company had a lease agreement with an independent lessor that was considered to be a VIE.  The agreement provided $28,720 of financing for five of the Company’s distribution facilities and carried a five-year term expiring in July 2013.  The financing structure used with this lease qualified as a silo of a VIE.  Graybar, as lessee, retained the power to direct the operational activities that most significantly impacted the economic performance of the VIE and had an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company was the primary beneficiary of this VIE, and in accordance with US GAAP, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, current portion of long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the variable-rate lease arrangement. As a result, the Company reclassified the $27,715 debt portion of the variable-rate lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement, and purchased the $1,005 noncontrolling interest in the consolidated silo.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $6,074 at December 31, 2011. During the three and six months ended June 30, 2012, the Company sold assets classified as held for sale for $31,908 and $33,239 respectively, and recorded net gains on the assets held for sale of $29,494 and $30,764, respectively, in other income, net. The remaining net book value of assets still held for sale at June 30, 2012 is $4,089 and is recorded in net property in the condensed consolidated balance sheet.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded impairment losses totaling $(82) and $(257), respectively, to account for the expected losses on two of the properties held for sale during the three- and six-month periods ended June 30, 2012. The impairment losses are included in other income, net in the condensed consolidated statements of income for the three and six months ended June 30, 2012. The Company did not record any impairment charges during the three and six months ended June 30, 2011.

8.	Derivative Financial Instruments

The Company was party to an interest rate swap agreement that effectively converted its variable-rate interest payments to a fixed-rate on amounts due under the lease arrangement discussed in Note 6.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257, of which $1,990 was recorded in accumulated other comprehensive loss at the settlement date.

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

Unrealized gains, net of tax, of $96 and $389 related to the swap were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2011, respectively. The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest swap was $371 and $583 during the three- and six-month periods ended June 30, 2011, respectively. No ineffectiveness was recorded in the condensed consolidated statements of income during the three and six months ended June 30, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K for such period as filed with the United States ("US") Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial metal commodities; disruptions in the Company’s sources of supply; a sustained interruption in the operation of the Company’s information systems; adverse legal proceedings or other claims; and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Business Overview

The North American economy slowed during the second quarter, compared to the first quarter of 2012. Slow economic growth is expected to continue through the end of the year as turmoil in international financial markets and domestic political factors continue to weigh on the economy. Growth in consumer spending slowed markedly in the US during the second quarter of 2012, primarily due to continued high unemployment, a higher personal savings rate, and household deleveraging. Industrial production decelerated during the second quarter, though the manufacturing of business equipment remained robust. The growth rate of non-residential construction slowed significantly on a sequential basis during the second quarter, compared to the first quarter of 2012.

Graybar's net sales rose 4.0% during the six months ended June 30, 2012, compared to the same period in 2011. Gross margin increased 6.5% during the first half of 2012, compared to the six months ended June 30, 2011. Growth in net sales and gross margin slowed to 0.8% and 4.0%, respectively, during the second quarter of 2012, compared to the same period in 2011. Product costs remained steady and price inflation was not a significant driver of net sales growth during the first half of 2012. As a result, gross margin as a percent of net sales increased modestly to 19.0% during the six-month period ended June 30, 2012, up from 18.6% during the same period in 2011.

The Company expects its growth in net sales to closely track the growth projected for the North American economy, which is expected to continue to expand slowly in 2012. The Company also projects that its gross margin as a percent of net sales will face continued downward pressure during the remainder of the year.

Consolidated Results of Operations

The following tables sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Dollars	Percent	Dollars	Percent
Net Sales	$1,381,417	100.0%	$1,370,970	100.0%
Cost of merchandise sold	(1,122,742)	(81.3)	(1,122,229)	(81.9)
Gross Margin	258,675	18.7	248,741	18.1
Selling, general and administrative expenses	(209,487)	(15.2)	(199,037)	(14.6)
Depreciation and amortization	(8,164)	(0.5)	(7,377)	(0.5)
Other income, net	30,181	2.2	834	0.1
Income from Operations	71,205	5.2	43,161	3.1
Interest expense, net	(683)	(0.1)	(1,812)	(0.1)
Income before Provision for Income Taxes	70,522	5.1	41,349	3.0
Provision for income taxes	(27,665)	(2.0)	(17,345)	(1.3)
Net Income	42,857	3.1	24,004	1.7
Less: Net income attributable to noncontrolling interests	(69)	—	(83)	—
Net Income attributable to Graybar Electric Company, Inc.	$42,788	3.1%	$23,921	1.7%

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Dollars	Percent	Dollars	Percent
Net Sales	$2,661,664	100.0%	$2,558,138	100.0%
Cost of merchandise sold	(2,156,176)	(81.0)	(2,083,447)	(81.4)
Gross Margin	505,488	19.0	474,691	18.6
Selling, general and administrative expenses	(422,222)	(15.9)	(394,668)	(15.5)
Depreciation and amortization	(15,954)	(0.6)	(17,002)	(0.7)
Other income, net	32,073	1.2	1,554	0.1
Income from Operations	99,385	3.7	64,575	2.5
Interest expense, net	(1,460)	(0.1)	(3,662)	(0.1)
Income before Provision for Income Taxes	97,925	3.6	60,913	2.4
Provision for income taxes	(38,639)	(1.4)	(25,264)	(1.0)
Net Income	59,286	2.2	35,649	1.4
Less: Net income attributable to noncontrolling interests	(143)	—	(200)	—
Net Income attributable to Graybar Electric Company, Inc.	$59,143	2.2%	$35,449	1.4%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales totaled $1,381,417 for the quarter ended June 30, 2012, compared to $1,370,970 for the quarter ended June 30, 2011, an increase of $10,447, or 0.8%.  Net sales to the electrical market sector for the three months ended June 30, 2012, increased 3.5%, while net sales to the comm/data market sector decreased 4.9%, compared to the same three-month period of 2011.

Gross margin increased $9,934, or 4.0%, to $258,675 from $248,741 primarily due to higher gross margin as a percent of net sales in the second quarter of 2012, compared to the same period of 2011.  The Company’s gross margin as a percent of net sales increased to 18.7% for the three months ended June 30, 2012 from 18.1% for the same period of 2011.

Selling, general and administrative expenses increased $10,450, or 5.3%, to $209,487 in the second quarter of 2012 from $199,037 in the second quarter of 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales were 15.2% in the second quarter of 2012, up from 14.6% of net sales in the second quarter of 2011.

Depreciation and amortization expenses for the three months ended June 30, 2012 increased $787, or 10.7%, to $8,164 from $7,377 in the second quarter of 2011 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.5% for the three months ended June 30, 2012 and 2011.

Other income, net totaled $30,181 for the three months ended June 30, 2012, compared to $834 for the three months ended June 30, 2011.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the three months ended June 30, 2012 was due to a substantial increase in net gains on the disposal of real property of $29,494, partially offset by an impairment loss of $(82) recorded on a property held for sale. There were no gains on the sale of real property and no impairment losses recorded during the three months ended June 30, 2011.

Income from operations totaled $71,205 for the three months ended June 30, 2012, an increase of $28,044, or 65.0%, from $43,161 for the three months ended June 30, 2011.  The increase was due to substantially higher other income, net and an increase in gross margin, which combined, outpaced the increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $1,129, or 62.3%, to $683 for the three months ended June 30, 2012 from $1,812 for the three months ended June 30, 2011.  This reduction was due to a lower level of outstanding long-term debt in the second quarter of 2012, compared to the same period of 2011.  Long-term debt outstanding, including the current portion, was $15,880 at June 30, 2012, compared to $86,282 at June 30, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $70,522 for the three months ended June 30, 2012, an increase of $29,173, or 70.6%, compared to $41,349 for the three months ended June 30, 2011.

The Company’s total provision for income taxes increased $10,320, or 59.5%, to $27,665 for the three months ended June 30, 2012, compared to $17,345 for the same period of 2011.  The Company’s effective tax rate was 39.2% for the three months ended June 30, 2012, down from 41.9% for the same period of 2011.  This decrease was attributable to the increase in pretax income for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2012 increased $18,867, or 78.9%, to $42,788 from $23,921 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales totaled $2,661,664 for the six-month period ended June 30, 2012, compared to $2,558,138 for the six-month period ended June 30, 2011, an increase of $103,526, or 4.0%.  Net sales to the electrical market sector for the six months ended June 30, 2012, increased 6.1%, while net sales to the comm/data sector decreased 0.3%, compared to the same six-month period of 2011.

Gross margin increased $30,797, or 6.5%, to $505,488 from $474,691 due primarily to higher net sales in the first six months of 2012, compared to the same period of 2011.  The Company’s gross margin as a percent of net sales increased to 19.0% for the six months ended June 30, 2012 from 18.6% for the same period of 2011.

Selling, general and administrative expenses increased $27,554, or 7.0%, to $422,222, for the six-month period ended June 30, 2012, compared to $394,668 for the six-month period ended June 30, 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the six-month period ended June 30, 2012 were 15.9%, up from 15.5% for the same six-month period of 2011.

Depreciation and amortization expenses for the six months ended June 30, 2012 decreased $1,048, or 6.2%, to $15,954 from $17,002 for the same six-month period in 2011 due to a reduction in software amortization. Depreciation and amortization expenses as a percentage of net sales decreased to 0.6% for the six months ended June 30, 2012, compared to 0.7% of net sales for the same six-month period in 2011.

Other income, net totaled $32,073 for the six-month period ended June 30, 2012, compared to $1,554 for the six months ended June 30, 2011.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the six months ended June 30, 2012 was due to a substantial increase in net gains on the disposal of real and personal property of $30,725, partially offset by impairment losses of $(257) recorded on property held for sale, compared to gains on the disposal of property of $29 for the same period of 2011. There were no impairment losses recorded during the six months ended June 30, 2011.

Income from operations totaled $99,385 for the six-month period ended June 30, 2012, an increase of $34,810, or 53.9%, from $64,575 for the six-month period ended June 30, 2011.  The increase was due to substantially higher other income, net and an increase in gross margin, which combined, outpaced the increases in selling, general and administrative expenses.

Interest expense, net declined $2,202, or 60.1%, to $1,460 for the six-month period ended June 30, 2012 from $3,662 for the six months ended June 30, 2011.  This reduction was due to a lower level of outstanding long-term debt in the first half of 2012, compared to the same period of 2011.  Long-term debt outstanding, including the current portion, was $15,880 at June 30, 2012, compared to $86,282 at June 30, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $97,925 for the six-month period ended June 30, 2012, an increase of $37,012, or 60.8%, compared to $60,913 for the six-month period ended June 30, 2011.

The Company’s total provision for income taxes increased $13,375, or 52.9%, to $38,639 for the six months ended June 30, 2012, compared to $25,264 for the same period in 2011.  The Company’s effective tax rate was 39.5% for the six months ended June 30, 2012, down from 41.5% for the same period in 2011.  This decrease was attributable to increases in pretax income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2012 increased $23,694, or 66.8%, to $59,143 from $35,449 for the six months ended June 30, 2011.

Financial Condition and Liquidity

The Company generally funds its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have historically been financed by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash used by operations was $16,800 for the six-month period ended June 30, 2012, compared to $30,234 provided by operations during the six months ended June 30, 2011.  Negative cash flows from operations for the six months ended June 30, 2012 were primarily due to a decrease in accrued payroll and benefit costs of $64,232 and an increase in merchandise inventory of $48,841, partially offset by net income of $59,286 and a decrease in trade receivables of $30,516.

The average number of days of sales in trade receivables for the three-month period ended June 30, 2012 improved moderately compared to the same three-month period ended June 30, 2011.  Merchandise inventory turnover declined significantly for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Current assets exceeded current liabilities by $437,591 at June 30, 2012, an increase of $43,858, or 11.1%, from $393,733 at December 31, 2011.

Investing Activities

Net cash provided by investing activities totaled $11,650 for the six months ended June 30, 2012, compared to net cash used by investing activities of $10,733 for the same period of 2011.  Capital expenditures for property were $21,652 and $11,096, and proceeds from the disposal of property were $33,302 and $363, for the six months ended June 30, 2012 and 2011, respectively.  The proceeds received for the six months ended June 30, 2012 were primarily from the sale of real property. Proceeds received during the six months ended June 30, 2011 were primarily from the sale of personal property.

Financing Activities

Net cash provided by financing activities totaled $2,027 for the six months ended June 30, 2012, compared to net cash used by financing activities of $113 for the three months ended June 30, 2011.

Cash provided by short-term borrowings was $58,543 for the six months ended June 30, 2012, compared to $28,452 for the six months ended June 30, 2011. The Company made payments on long-term debt of $35,101 and capital lease obligations of $1,418 during the six months ended June 30, 2012.  During the six months ended June 30, 2011, the Company made payments on long-term debt of $10,926 and capital lease obligations of $1,652.

Cash provided by the sale of common stock amounted to $8,323 and $7,303, and purchases of stock to be held in treasury were $4,736 and $4,488, for the six months ended June 30, 2012 and 2011, respectively.  Cash dividends paid were $20,776 and $18,739 for the six months ended June 30, 2012 and 2011, respectively.

Cash paid for noncontrolling interests' common stock totaled $2,808 during the six months ended June 30, 2012, and included the $1,005 equity interest in the variable-rate lease arrangement discussed in Note 6. An additional $1,803 noncontrolling interest, substantially all of which was owned by a retiring director of the Company and his affiliated investment company, was purchased by our Canadian subsidiary under the standard terms of The Graybar

Electric Canada Limited Employee Share Purchase Plan, which applies to employee stock ownership for employees of our Canadian subsidiary. Cash paid for noncontrolling interests' common stock totaled $63 during the six months ended June 30, 2011.
Cash and cash equivalents were $68,844 at June 30, 2012, compared to $71,967 at December 31, 2011, a decrease of $3,123, or 4.3%.

Liquidity

 On June 30, 2011, the Company had a revolving credit agreement with a group of thirteen banks at an interest rate based on the London Interbank Offered Rate (“LIBOR”) that consisted of an unsecured, $200,000 five-year facility that was to expire in May 2012. On September 28, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), entered into a new unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. This Credit Agreement replaced the facility that had been due to expire in May 2012. There were $101,105 and $42,562 in short-term borrowings outstanding under the revolving credit facility at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, the Company had unused lines of credit amounting to $398,895 available, compared to $457,438 at December 31, 2011.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the six months ended June 30, 2012 and 2011 ranged from a minimum of $35,105 and $13,800 to a maximum of $111,032 and $53,318, respectively.

The Company had a lease agreement with an independent lessor, which provided $28,720 of financing for five of the Company’s distribution facilities. The agreement carried a five-year term expiring in July 2013.  The financing structure used with this lease qualified as a silo of a variable interest entity.  In accordance with accounting principles generally accepted in the US ("US GAAP"), the Company, as the primary beneficiary, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, current portion of long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the variable-rate lease arrangement. As a result, the Company reclassified the $27,715 debt portion of the variable-rate lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement, and purchased the $1,005 noncontrolling interest in the consolidated silo.

The revolving credit facility and certain other note agreements contain various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of June 30, 2012 and December 31, 2011.

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
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three or six months ended June 30, 2012.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the US Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is expected to occur in phases through 2018.
The Company's healthcare costs have increased due to the Acts' raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, restrictions on annual dollar limits on essential benefits per covered individual, as well as other standard requirements of the Acts will cause its healthcare costs to increase in the future.  The planned enactment of the excise tax on “high cost” healthcare plans in 2018 may also cause the Company's healthcare costs to increase further.
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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At June 30, 2012, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2012	51,731	$20.00	N/A
May 1 to May 31, 2012	54,456	$20.00	N/A
June 1 to June 30, 2012	53,497	$20.00	N/A
Total	159,684	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

August 6, 2012	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2012	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2012	/s/ MARTIN J. BEAGEN
Date	Martin J. Beagen
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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