Form 10-Q
period 2012-09-30
GRAYBAR ELECTRIC CO INC
filed 2012-11-08
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
YES☐ NO☒

Common Stock Outstanding at October 31, 2012: 12,950,481
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2012
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2012	2011	2012	2011
Gross Sales	$1,394,800	$1,463,559	$4,067,016	$4,030,918
Cash discounts	(5,508)	(5,588)	(16,060)	(14,809)
Net Sales	1,389,292	1,457,971	4,050,956	4,016,109
Cost of merchandise sold	(1,133,046)	(1,189,727)	(3,289,222)	(3,273,174)
Gross Margin	256,246	268,244	761,734	742,935
Selling, general and administrative expenses	(213,396)	(205,907)	(635,618)	(600,575)
Depreciation and amortization	(8,059)	(7,638)	(24,013)	(24,640)
Other income, net	915	1,071	32,988	2,625
Income from Operations	35,706	55,770	135,091	120,345
Interest expense, net	(416)	(1,624)	(1,876)	(5,286)
Income before Provision for Income Taxes	35,290	54,146	133,215	115,059
Provision for income taxes	(15,210)	(21,455)	(53,849)	(46,719)
Net Income	20,080	32,691	79,366	68,340
Less: Net income attributable to noncontrolling interests	(68)	(145)	(211)	(345)
Net Income attributable to Graybar Electric Company, Inc.	$20,012	$32,546	$79,155	$67,995
Net Income per share of Common Stock (A)	$1.54	$2.53	$6.09	$5.28
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	12,973	12,874	12,996	12,883

(A)
Adjusted for the declaration of a ten percent (10%) stock dividend in 2011, shares related to which were issued in February 2012.  Prior to the adjustment, the average common shares outstanding were 11,704 and 11,712 for the three and nine months ended September 30, 2011, respectively.

(B)
Cash dividends declared were $3,896 and $3,519 for the three months ended September 30, 2012 and 2011, respectively. Cash dividends declared were $11,729 and $10,572 for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2012	2011	2012	2011
Net Income	$20,080	$32,691	$79,366	$68,340
Other Comprehensive Income
Foreign currency translation	3,067	(3,891)	2,842	(2,383)
Unrealized gain from interest rate swap
(net of tax of $142 and $389, respectively)	—	223	—	612
Pension and postretirement benefits liability adjustment
(net of tax of $2,142, $1,488, $6,428 and $4,463, respectively)	3,365	2,337	10,097	7,010
Total Other Comprehensive Income (Loss)	6,432	(1,331)	12,939	5,239
Comprehensive Income	$26,512	$31,360	$92,305	$73,579
Comprehensive (income) loss attributable to noncontrolling interests, net of tax	(166)	2	(66)	(266)
Comprehensive Income attributable to
Graybar Electric Company, Inc.	$26,346	$31,362	$92,239	$73,313

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2012	December 31, 2011
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$71,790	$71,967
Trade receivables (less allowances of $7,277 and $7,764, respectively)			782,781	797,717
Merchandise inventory			454,862	396,124
Other current assets			20,152	23,507
Total Current Assets			1,329,585	1,289,315
Property, at cost
Land			64,035	64,691
Buildings			376,413	374,008
Furniture and fixtures			206,474	188,929
Software			76,906	76,906
Capital leases			11,166	12,546
Total Property, at cost			734,994	717,080
Less – accumulated depreciation and amortization			(397,811)	(386,150)
Net Property			337,183	330,930
Other Non-current Assets			80,200	84,494
Total Assets			$1,746,968	$1,704,739
LIABILITIES
Current Liabilities
Short-term borrowings			$75,676	$42,562
Current portion of long-term debt			13,852	41,490
Trade accounts payable			622,289	614,004
Accrued payroll and benefit costs			80,598	117,965
Other accrued taxes			8,826	15,329
Dividends payable			—	12,943
Other current liabilities			75,952	51,289
Total Current Liabilities			877,193	895,582
Postretirement Benefits Liability			71,629	71,699
Pension Liability			123,652	136,668
Long-term Debt			2,370	10,345
Other Non-current Liabilities			20,627	19,051
Total Liabilities			1,095,471	1,133,345
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2012	December 31, 2011
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	11,064,972	10,611,982
Issued to shareholders	2,337,551	2,285,255
In treasury, at cost	(421,674)	(15,725)
Outstanding Common Stock	12,980,849	12,881,512	259,617	257,630
Advance Payments on Subscriptions to Common Stock			395	—
Retained Earnings			525,565	458,139
Accumulated Other Comprehensive Loss			(137,280)	(150,364)
Total Graybar Electric Company, Inc. Shareholders’ Equity			648,297	565,405
Noncontrolling Interests			3,200	5,989
Total Shareholders’ Equity			651,497	571,394
Total Liabilities and Shareholders’ Equity			$1,746,968	$1,704,739

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2012	2011
Cash Flows from Operations
Net Income	$79,366	$68,340
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,013	24,640
Deferred income taxes	3,000	5,360
Net gains on disposal of property	(30,732)	(36)
Loss on impairment of property	257	—
Net income attributable to noncontrolling interests	(211)	(345)
Changes in assets and liabilities:
Trade receivables	14,936	(170,094)
Merchandise inventory	(58,738)	(38,681)
Other current assets	3,355	318
Other non-current assets	(2,135)	2,811
Trade accounts payable	8,285	98,529
Accrued payroll and benefit costs	(37,367)	(9,932)
Other current liabilities	14,194	23,870
Other non-current liabilities	8,003	(7,808)
Total adjustments to net income	(53,140)	(71,368)
Net cash provided (used) by operations	26,226	(3,028)
Cash Flows from Investing Activities
Proceeds from disposal of property	33,577	495
Capital expenditures for property	(30,662)	(52,093)
Net cash provided (used) by investing activities	2,915	(51,598)
Cash Flows from Financing Activities
Net increase in short-term borrowings	33,114	71,557
Repayment of long-term debt	(35,101)	(25,432)
Principal payments under capital leases	(2,186)	(2,426)
Sale of common stock	10,501	9,745
Purchases of common stock	(8,119)	(7,340)
Sales of noncontrolling interests’ common stock	—	512
Purchases of noncontrolling interests’ common stock	(2,855)	(104)
Dividends paid	(24,672)	(22,258)
Net cash (used) provided by financing activities	(29,318)	24,254
Net Decrease in Cash	(177)	(30,372)
Cash, Beginning of Year	71,967	82,356
Cash, End of Period	$71,790	$51,984

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,674	$1,976

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2010	$232,400	$—	$423,602	$(102,343)	$5,148	$558,807
Net income			67,995		345	68,340
Other comprehensive
income				5,318	(79)	5,239
Stock issued	9,366				512	9,878
Stock purchased	(7,340)				(104)	(7,444)
Advance payments		379				379
Dividends declared			(10,572)			(10,572)
September 30, 2011	$234,426	$379	$481,025	$(97,025)	$5,822	$624,627

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			79,155		211	79,366
Other comprehensive
income				13,084	(145)	12,939
Stock issued	10,106					10,106
Stock purchased	(8,119)				(2,855)	(10,974)
Advance payments		395				395
Dividends declared			(11,729)			(11,729)
September 30, 2012	$259,617	$395	$525,565	$(137,280)	$3,200	$651,497

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
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three or nine months ended September 30, 2012.

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

The Company’s unrecognized tax benefits of $4,172 and $3,746 at September 30, 2012 and December 31, 2011, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,404 and $1,239 in interest and penalties in its condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2013. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company has agreed to extend its federal statute of limitations for the 2008 tax year, which will expire on September 30, 2013, unless further extended.  The Company's state income tax returns for 2007 through 2011 remain subject to examination by various state authorities, with the latest period closing on December 31, 2016.  The Company has extended the statute of limitations in one state jurisdiction for the tax year 2006. The Company has not extended the statutes of limitations in any other state jurisdictions with respect to years prior to 2007.  Such statutes of limitations will expire on or before November 15, 2012, unless extended.

3.	Capital Stock

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At September 30, 2012, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

On September 30, 2012 and December 31, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

There were $75,676 and $42,562 in short-term borrowings outstanding under the revolving credit facility at September 30, 2012 and December 31, 2011, respectively.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage, with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2012 and 2011.

The net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2012	2011	2012	2011
Service cost	$5,554	$4,123	$584	$535
Interest cost	6,224	5,671	838	920
Expected return on plan assets	(5,918)	(5,471)	—	—
Amortization of:
Net actuarial loss	5,279	3,526	430	493
Prior service cost (gain)	346	352	(546)	(546)
Net periodic benefit cost	$11,485	$8,201	$1,306	$1,402

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2012	2011	2012	2011
Service cost	$16,661	$12,372	$1,752	$1,606
Interest cost	18,672	17,013	2,516	2,759
Expected return on plan assets	(17,753)	(16,413)	—	—
Amortization of:
Net actuarial loss	15,837	10,578	1,290	1,478
Prior service cost (gain)	1,036	1,054	(1,636)	(1,636)
Net periodic benefit cost	$34,453	$24,604	$3,922	$4,207
The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended September 30, 2012 and 2011. Contributions made during the nine-month periods ended September 30, 2012 and 2011 each totaled $30,000. Additional contributions totaling $11,300 are expected to be paid during the remainder of 2012.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $6,074 at December 31, 2011. During the three and nine months ended September 30, 2012, the Company sold assets classified as held for sale for $247 and $33,486 respectively, and recorded net (losses) gains on the assets held for sale of $(26) and $30,738, respectively, in other income, net. The remaining net book value of assets still held for sale at September 30, 2012 is $3,843 and is recorded in net property in the condensed consolidated balance sheet.

The Company reviews long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment losses during the three-month period ending September 30, 2012 and impairment losses of $257 to account for the expected losses on two of the properties held for sale during the nine-month period ended September 30, 2012. The impairment losses are included in other income, net in the condensed consolidated statement of income for the nine months ended September 30, 2012. The Company did not record any impairment charges during the three and nine months ended September 30, 2011.

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

Unrealized gains, net of tax, of $223 and $612 related to the swap were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2011, respectively. The loss, net of tax, reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest swap was $301 and $884 during the three- and nine-month periods ended September 30, 2011, respectively. No ineffectiveness was recorded in the condensed consolidated statements of income during the three and nine months ended September 30, 2011.

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

Business Overview

The economy in North America continues to grow slowly, although real gross domestic product in the US improved during the third quarter of 2012, compared to the second quarter. Slow economic growth is expected to continue through the end of the year, weighed down by turmoil in international financial markets and US political factors. The growth rate of consumer spending continues to be negatively impacted by high unemployment and household deleveraging. Nonresidential construction turned negative during the third quarter of 2012, particularly in the power and communications sectors, which declined 21.9% during the quarter, compared to the second quarter of 2012. Industrial production also declined at an annual rate of 0.4% on a sequential basis during the third quarter of 2012.
Graybar's net sales increased 0.9% during the nine months ended September 30, 2012, compared to the same period of 2011. Gross margin rose 2.5% during the nine months ended September 30, 2012, compared to the same period in 2011. Net sales declined 4.7% during the third quarter of 2012, compared to the third quarter of 2011, driven by a significant decrease in the comm/data market sector. The 14.0% decline in comm/data net sales during the third quarter of 2012, compared to the three months ended September 30, 2011, was mainly attributable to non-recurring project revenue from a single customer that was recognized during the third quarter of 2011, but did not repeat in 2012. Product costs remained fairly steady and price inflation had little impact on net sales growth during the nine months ended September 30, 2012, compared to the same period in 2011. This low level of product cost volatility contributed to an increase in gross margin as a percent of net sales to 18.8% during the nine months ended September 30, 2012, compared to 18.5% during the same period of 2011.
The Company expects its growth in net sales and gross margin to be modest for the full-year 2012, as weakness in the economy is expected to continue through the fourth quarter of 2012.
Consolidated Results of Operations

The following tables sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Dollars	Percent	Dollars	Percent
Net Sales	$1,389,292	100.0%	$1,457,971	100.0%
Cost of merchandise sold	(1,133,046)	(81.6)	(1,189,727)	(81.6)
Gross Margin	256,246	18.4	268,244	18.4
Selling, general and administrative expenses	(213,396)	(15.3)	(205,907)	(14.2)
Depreciation and amortization	(8,059)	(0.6)	(7,638)	(0.5)
Other income, net	915	0.1	1,071	0.1
Income from Operations	35,706	2.6	55,770	3.8
Interest expense, net	(416)	(0.1)	(1,624)	(0.1)
Income before Provision for Income Taxes	35,290	2.5	54,146	3.7
Provision for income taxes	(15,210)	(1.1)	(21,455)	(1.5)
Net Income	20,080	1.4	32,691	2.2
Less: Net income attributable to noncontrolling interests	(68)	—	(145)	—
Net Income attributable to Graybar Electric Company, Inc.	$20,012	1.4%	$32,546	2.2%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Dollars	Percent	Dollars	Percent
Net Sales	$4,050,956	100.0%	$4,016,109	100.0%
Cost of merchandise sold	(3,289,222)	(81.2)	(3,273,174)	(81.5)
Gross Margin	761,734	18.8	742,935	18.5
Selling, general and administrative expenses	(635,618)	(15.7)	(600,575)	(15.0)
Depreciation and amortization	(24,013)	(0.6)	(24,640)	(0.6)
Other income, net	32,988	0.8	2,625	0.1
Income from Operations	135,091	3.3	120,345	3.0
Interest expense, net	(1,876)	—	(5,286)	(0.1)
Income before Provision for Income Taxes	133,215	3.3	115,059	2.9
Provision for income taxes	(53,849)	(1.3)	(46,719)	(1.2)
Net Income	79,366	2.0	68,340	1.7
Less: Net income attributable to noncontrolling interests	(211)	—	(345)	—
Net Income attributable to Graybar Electric Company, Inc.	$79,155	2.0%	$67,995	1.7%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales totaled $1,389,292 for the quarter ended September 30, 2012, compared to $1,457,971 for the quarter ended September 30, 2011, a decrease of $68,679, or 4.7%.  Net sales to the electrical market sector for the three months ended September 30, 2012 were flat, while net sales to the comm/data market sector decreased 14.0%, compared to the same three-month period of 2011.

Gross margin decreased $11,998, or 4.5%, to $256,246 from $268,244 primarily due to lower net sales in the third quarter of 2012, compared to the same period of 2011.  The Company’s gross margin as a percent of net sales totaled 18.4% for the three months ended September 30, 2012 and 2011.

Selling, general and administrative expenses increased $7,489, or 3.6%, to $213,396 in the third quarter of 2012 from $205,907 in the third quarter of 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales were 15.3% in the third quarter of 2012, up from 14.2% of net sales in the third quarter of 2011.

Depreciation and amortization expenses for the three months ended September 30, 2012 increased $421, or 5.5%, to $8,059 from $7,638 in the third quarter of 2011 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the three months ended September 30, 2012, up from 0.5% of net sales in the third quarter of 2011.

Other income, net totaled $915 for the three months ended September 30, 2012, compared to $1,071 for the three months ended September 30, 2011.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was primarily due to lower trade receivable interest charges to customers during the three months ended September 30, 2012, compared to the same period in 2011.

Income from operations totaled $35,706 for the three months ended September 30, 2012, a decrease of $20,064, or 36.0%, from $55,770 for the three months ended September 30, 2011.  The decrease was due to a decrease in gross margin, combined with increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $1,208, or 74.4%, to $416 for the three months ended September 30, 2012 from $1,624 for the three months ended September 30, 2011.  This reduction was due to a lower level of outstanding long-term debt in the third quarter of 2012, compared to the same period of 2011.  Long-term debt outstanding, including the current portion, was $16,222 at September 30, 2012, compared to $70,699 at September 30, 2011.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $35,290 for the three months ended September 30, 2012, a decrease of $18,856, or 34.8%, compared to $54,146 for the three months ended September 30, 2011.

The Company’s total provision for income taxes decreased $6,245, or 29.1%, to $15,210 for the three months ended September 30, 2012, compared to $21,455 for the same period of 2011.  The Company’s effective tax rate was 43.1% for the three months ended September 30, 2012, up from 39.6% for the same period of 2011.  This increase was attributable to the decrease in pretax income and return to provision adjustments for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2012 decreased $12,534, or 38.5%, to $20,012 from $32,546 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales totaled $4,050,956 for the nine-month period ended September 30, 2012, compared to $4,016,109 for the nine-month period ended September 30, 2011, an increase of $34,847, or 0.9%.  Net sales to the electrical market sector for the nine months ended September 30, 2012, increased 3.9%, while net sales to the comm/data sector decreased 5.5%, compared to the same nine-month period of 2011.

Gross margin increased $18,799, or 2.5%, to $761,734 from $742,935 primarily due to higher gross margin as a percent of net sales in the first nine months of 2012, compared to the same period of 2011.  The Company’s gross margin as a percent of net sales increased to 18.8% for the nine months ended September 30, 2012 from 18.5% for the same period of 2011.

Selling, general and administrative expenses increased $35,043, or 5.8%, to $635,618, for the nine-month period ended September 30, 2012, compared to $600,575 for the nine-month period ended September 30, 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the nine-month period ended September 30, 2012 were 15.7%, up from 15.0% for the same nine-month period of 2011.

Depreciation and amortization expenses for the nine months ended September 30, 2012 decreased $627, or 2.5%, to $24,013 from $24,640 for the same nine-month period in 2011 due to a reduction in software amortization. Depreciation and amortization expenses as a percentage of net sales totaled to 0.6% for the nine months ended September 30, 2012 and 2011.

Other income, net totaled $32,988 for the nine-month period ended September 30, 2012, compared to $2,625 for the nine months ended September 30, 2011.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the nine months ended September 30, 2012 was due to a substantial increase in net gains on the disposal of property of $30,732, partially offset by impairment losses of $(257) recorded on a property held for sale, compared to gains on the disposal of property of $36 for the same period of 2011. There were no impairment losses recorded during the nine months ended September 30, 2011.

Income from operations totaled $135,091 for the nine-month period ended September 30, 2012, an increase of $14,746, or 12.3%, from $120,345 for the nine-month period ended September 30, 2011.  The increase was due to substantially higher other income, net and an increase in gross margin, which combined, outpaced the increases in selling, general and administrative expenses.

Interest expense, net declined $3,410, or 64.5%, to $1,876 for the nine-month period ended September 30, 2012 from $5,286 for the nine months ended September 30, 2011.  This reduction was due to a lower level of outstanding long-term debt during the nine months ended September 30, 2012, compared to the same period of 2011.  Long-term debt outstanding, including the current portion, was $16,222 at September 30, 2012, compared to $70,699 at September 30, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $133,215 for the nine-month period ended September 30, 2012, an increase of $18,156, or 15.8%, compared to $115,059 for the nine-month period ended September 30, 2011.

The Company’s total provision for income taxes increased $7,130, or 15.3%, to $53,849 for the nine months ended September 30, 2012, compared to $46,719 for the same period in 2011.  The Company’s effective tax rate was 40.4% for the nine months ended September 30, 2012, down from 40.6% for the same period in 2011.  This decrease was attributable to increases in pretax income and reductions in permanent tax differences for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2012 increased $11,160, or 16.4%, to $79,155 from $67,995 for the nine months ended September 30, 2011.

Financial Condition and Liquidity

The Company generally funds its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have historically been financed by common stock sales to the Company’s employees and long-term debt.

Operating Activities

Net cash provided by operations was $26,226 for the nine-month period ended September 30, 2012, compared to $3,028 used by operations during the nine months ended September 30, 2011.  Positive cash flows from operations for the nine months ended September 30, 2012 were primarily due to net income of $79,366 and a decrease in trade receivables of $14,936, partially offset by an increase in merchandise inventory of $58,738 and a decrease in accrued payroll and benefit costs of $37,367.

The average number of days of sales in trade receivables for the three-month period ended September 30, 2012 improved moderately compared to the same three-month period ended September 30, 2011.  Merchandise inventory turnover declined significantly for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to a decline in net sales.

Current assets exceeded current liabilities by $452,392 at September 30, 2012, an increase of $58,659, or 14.9%, from $393,733 at December 31, 2011.

Investing Activities

Net cash provided by investing activities totaled $2,915 for the nine months ended September 30, 2012, compared to net cash used by investing activities of $51,598 for the same period of 2011.  Capital expenditures for property were $30,662 and $52,093, and proceeds from the disposal of property were $33,577 and $495, for the nine months ended September 30, 2012 and 2011, respectively.  The proceeds received for the nine months ended September 30, 2012 were primarily from the sale of real property. Proceeds received during the nine months ended September 30, 2011 were primarily from the sale of personal property.

Financing Activities

Net cash used by financing activities totaled $29,318 for the nine months ended September 30, 2012, compared to net cash provided by financing activities of $24,254 for the nine months ended September 30, 2011.

Cash provided by short-term borrowings was $33,114 for the nine months ended September 30, 2012, compared to $71,557 for the nine months ended September 30, 2011. The Company made payments on long-term debt of $35,101 and capital lease obligations of $2,186 during the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, the Company made payments on long-term debt of $25,432 and capital lease obligations of $2,426.

Cash provided by the sale of common stock amounted to $10,501 and $9,745, and purchases of stock to be held in treasury were $8,119 and $7,340, for the nine months ended September 30, 2012 and 2011, respectively.  Cash dividends paid were $24,672 and $22,258 for the nine months ended September 30, 2012 and 2011, respectively.

Cash paid for noncontrolling interests' common stock totaled $2,855 during the nine months ended

September 30, 2012, and included the $1,005 equity interest in the variable-rate lease arrangement discussed in Note 6. An additional $1,850 noncontrolling interest, substantially all of which was owned by a retiring director of the Company and his affiliated investment company, was purchased by our Canadian subsidiary under the standard terms of The Graybar Electric Canada Limited Employee Share Purchase Plan, which applies to employee stock ownership for employees of our Canadian subsidiary. Cash paid for noncontrolling interests' common stock totaled $104 during the nine months ended September 30, 2011. There were no sales of noncontrolling interests' common stock for the nine months ended September 30, 2012. Cash provided by the sale of noncontrolling interests' common stock was $512 for the nine months ended September 30, 2011.
Cash and cash equivalents were $71,790 at September 30, 2012, compared to $71,967 at December 31, 2011, a decrease of $177, or 0.2%.

Liquidity

 On September 30, 2012 and December 31, 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $75,676 and $42,562 in short-term borrowings outstanding under the revolving credit facility at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, the Company had unused lines of credit amounting to $424,324 available, compared to $457,438 at December 31, 2011.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the nine months ended September 30, 2012 and 2011 ranged from a minimum of $35,105 and $13,800 to a maximum of $111,032 and $91,252, respectively.

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

The revolving credit facility and certain other note agreements contain various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of September 30, 2012 and December 31, 2011.

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
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three or nine months ended September 30, 2012.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2012, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2012	56,978	$20.00	N/A
August 1 to August 31, 2012	69,972	$20.00	N/A
September 1 to September 30, 2012	42,209	$20.00	N/A
Total	169,159	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

November 8, 2012	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	/s/ D. BEATTY D’ALESSANDRO
Date	D. Beatty D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2012	/s/ DALE R. SHEFF
Date	Dale R. Sheff
Assistant Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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