Form 10-K
period 2012-12-31
GRAYBAR ELECTRIC CO INC
filed 2013-03-14
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2012, was approximately $256,384,460.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 83% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2013 was 15,601,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2013 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. (“Graybar” or the “Company”), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2012, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Acts”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, increased funding requirements and expenses related to the Company's pension plan, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2012.

All dollar amounts are stated in thousands ($000s) in the following discussion, except for per share data.

Item 1.  Business

The Company

Graybar Electric Company, Inc. is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others, and the Company neither manufactures nor contracts to manufacture any products that it sells.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Suppliers

Graybar distributes approximately one million products purchased from over 4,300 manufacturers and suppliers through the Company’s network of distribution facilities.  The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.  The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately fifty-two percent (52%) of the products it sold during 2012 from its top 25 suppliers.  However, the Company generally deals with more than one supplier for any product category, and there are alternative sources of comparable products available for nearly all product categories.

Products

The Company stocks approximately 95,000 of the products it distributes and, therefore, is able to supply its customers locally with a wide variety of electrical and comm/data products.  The products distributed by the Company consist primarily of wire and cable, lighting fixtures, power distribution equipment, comm/data products for wide and local area networks, conduit, boxes and fittings, wiring devices, motor controls, industrial automation, lamps, industrial enclosures, tools and test equipment, station apparatus, fuses, and transformers.

Order Backlog

The Company had orders on hand totaling $712,981 and $661,493 on December 31, 2012 and 2011, respectively.  The Company expects that approximately ninety-five percent (95%) of the orders it had on hand at December 31, 2012 will be filled within the twelve-month period ending December 31, 2013.  Generally, orders placed by customers and accepted by the Company have resulted in sales.  However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Sales And Distribution

Graybar sells its products primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the US.  The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry an inventory.  In addition, the Company maintains seven national zone warehouses and nine district service centers containing inventories of both standard and specialized products.  Both the national zone warehouses and district service centers replenish local inventories carried at the Company’s US distribution facilities and make shipments directly to customers.  The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico. The sales and distribution facilities operated by the Company at December 31, 2012 are shown below:

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

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers to the place of use; otherwise, orders are filled from the Company’s inventory.  On a dollar volume basis, approximately fifty-seven percent (57%) of customer orders were filled from the Company’s inventory in 2012 and 2011 and the remainder were shipped directly from the supplier to the place of use.

The Company generally finances its inventory through the collection of trade receivables and trade accounts payable terms with its suppliers.  The Company’s short-term borrowing facilities are also used to finance inventory when necessary.  Historically, the Company has not used long-term borrowings to finance inventory.

 The Company distributes its products to approximately 116,000 customers, which fall into three principal classes.  The following list shows the approximate percentage of the Company’s total sales attributable to each of these classes for the last three years:

	Percentage of Sale For the Years Ended December 31,
Class of Customers	2012	2011	2010
Electrical Contractors	46.5%	45.5%	45.2%
Data and Voice Communications	20.4%	20.0%	20.6%
Commercial & Industrial	21.6%	21.6%	19.4%

At December 31, 2012, the Company employed approximately 3,000 persons in sales capacities.  Approximately 1,300 of these sales personnel were outside sales representatives working to generate sales with current and prospective customers.  The remainder of the sales personnel were sales and marketing managers, inside sales representatives, and advertising, quotation, and counter personnel.

Competition

The Company believes that it is one of the four largest wholesale distributors of electrical and comm/data products in the US.  This market is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately thirty-one percent (31%) of the total market.  The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and of manufacturers who sell their products directly to end users.

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

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and  Puerto Rico and accounted for approximately six percent (6%) of consolidated sales in each of 2012, 2011, and 2010.  Limited export activities are handled primarily from Company facilities in Texas, Florida, California, Virginia and New Jersey.  Long-lived assets located outside the US represented approximately two percent (2%) of the Company’s consolidated total assets at the end of 2012, 2011, and 2010.  The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2012, the Company employed approximately 7,500 persons on a full-time basis.  Approximately 100 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the US and, to a lesser extent, Canada.  Customers for both electrical and comm/data products are similarly diverse – we have approximately 116,000 customers and our largest customer accounts for only four percent (4%) of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

The Company’s results of operations are impacted by changes in commodity prices, primarily copper and steel.  Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper or steel, two industrial metal commodities that have been subject to price volatility during the past several years.  Examples of such products include copper wire and cable and steel conduit, enclosures, and fittings.  The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to the Company declines, pricing to our customers decreases by a similar percentage.  This impacts our results of operations by lowering both sales and gross margin.  Rising copper and steel prices have the opposite effect, increasing both sales and gross margin, assuming the quantities of the affected products sold remain constant.

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

We may experience losses or be subject to increased funding and expenses related to our pension plan. A decline in the market value of plan assets or the interest rates used to measure the required minimum funding levels and the pension obligation may increase the funding requirements of our defined benefit pension plan, the pension obligation itself, and pension expenses. Government regulations may accelerate the timing and amounts required to fund the plan. Demographic changes in our workforce, including longer life expectancies, increased numbers of retirements, and retiree age at retirement may also cause funding requirements, pension expenses, and the pension obligation to be higher than expected. Any or all of these factors could have a negative impact on our liquidity, financial position, and/or our results of operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2012, approximately 2,905 individual cases and

46 class actions are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2012, the Company had seven national zone warehouses ranging in size from approximately 160,000 to 240,000 square feet.  The lease arrangement used to finance three of the national zone warehouses was terminated in March 2012, the Company paid the balance owed on the facilities, and all security interests granted on the facilities were released. This is discussed further in Note 13 of the Notes to the Consolidated Financial Statements, located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  As a result, at December 31, 2012, five of the national zone warehouses are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately one and four years, respectively.

The Company also had nine district service centers ranging in size from 116,000 to 210,000 square feet as of December 31, 2012.  Four of the nine district service centers are owned and the others are leased.  The remaining lease terms on the leased district service centers are between two and seven years.

Graybar operates in thirteen geographical districts, each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of distribution and sales facilities, excluding service centers, in a district varies from ten to twenty-one and totals 199 for all districts.  The facilities range in size from approximately 1,000 to 130,000 square feet, with the average being approximately 32,000 square feet.  The Company owns 114 of these distribution facilities and leases 85 of them for varying terms, with the majority having a remaining lease term of less than five years.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2013, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. W. Geekie	51
Employed by XTRA Corporation, General Counsel and Secretary, August 2005 to February 2008; Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.

L. R. Giglio	58	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
R. R. Harwood	56	Employed by the Company in 1978; District Vice President - Dallas District, October 2004 to December 2012; Senior Vice President and Chief Financial Officer, January 2013 to present.
R. C. Lyons	56	Employed by Company in 1979; District Vice President – Tampa District, July 2003 to March 2011; Senior Vice President - North America Business, April 2011 to present.
K. M. Mazzarella	52
Employed by Company in 1980; Senior Vice President – Human Resources and Strategic Planning, December 2005 to April 2008; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010; Senior Vice President – Sales and Marketing, March 2010 to November 2010; Executive Vice President, Chief Operating Officer, December 2010 to May 2012; President and Chief Executive Officer, June 2012 to present; Chairman of the Board, January 2013 to present.

B. L. Propst	43
Employed by Company in 2002; Senior Corporate Counsel, March 2004 to March 2008; Vice President – Human Resources, April 2008 to June 2009; Senior Vice President – Human Resources, June 2009 to present.

J. N. Reed	55	Employed by Company in 1980; Vice President and Treasurer, April 2000 to present.
D. R. Sheff	42	Employed by Company in 1993; Director, Field Accounting Operations, July 2005 to August 2008; Assistant Controller, September 2008 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2012, approximately eighty-two percent (82%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2012	30,457	$20.00	N/A
November 1 to November 30, 2012	37,627	$20.00	N/A
December 1 to December 31, 2012	84,566	$20.00	N/A
Total	152,650	$20.00	N/A

Capital Stock at December 31, 2012
Title of Class	Number of Security Holders	Number of Shares (A)
Voting Trust Interests issued with respect to Common Stock	5,056	12,780,261
Common Stock	961	2,720,163
Total	6,017	15,500,424
(A)  Adjusted for the declaration of a twenty percent (20%) stock dividend in 2012, shares related to which were issued on February 1, 2013.

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2012	2011
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter *	2.10	1.10
Total	$3.00	$2.00
* On December 13, 2012, in addition to the $0.30 cash dividend declared for the quarter and the $0.80 special cash dividend, both of which were also declared in 2011, the Board of Directors declared an additional special cash dividend of $1.00.

On December 13, 2012, a twenty percent (20%) stock dividend was declared to shareholders of record on January 2, 2013.  Shares representing this dividend were issued on February 1, 2013.

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

Total Shareholders' Returns

$350
$300
$250
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Graybar
S&P 500
Comparable Company Index

	2007	2008	2009	2010	2011	2012
Graybar	$100.00	$131.23	$172.22	$208.00	$251.21	$335.26
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
Comparable Company Index	$100.00	$79.20	$101.72	$145.63	$174.44	$198.99

The comparison above assumes $100.00 invested on December 31, 2007 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 3, 2008).

The companies included in the Comparable Company Index are Anixter International Inc., Applied Industrial Technologies, Inc., W. W. Grainger, Inc., Owens & Minor, Inc., Park-Ohio Holdings Corp., Watsco, Inc., and WESCO International, Inc. Interline Brands, Inc. had previously been included in the Comparable Company Index, but has been removed because its equity is no longer publicly-traded.

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2012	2011	2010	2009	2008
Gross Sales	$5,434,509	$5,395,239	$4,634,231	$4,395,718	$5,423,122
Cash Discounts	(21,228)	(20,439)	(17,854)	(17,836)	(22,968)
Net Sales	$5,413,281	$5,374,800	$4,616,377	$4,377,882	$5,400,154
Gross Margin	$1,018,362	$995,259	$866,641	$854,950	$1,045,219
Net Income attributable to Graybar Electric Company, Inc.	$86,291	$81,425	$41,998	$37,277	$87,400
Average common shares outstanding (A)	15,580	15,451	15,374	15,454	15,360
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$5.54	$5.27	$2.73	$2.41	$5.69
Cash Dividends per share of Common Stock	$3.00	$2.00	$2.00	$2.00	$2.00
Total assets	$1,685,937	$1,704,739	$1,519,438	$1,431,953	$1,556,199
Total liabilities (B)	$1,085,721	$1,133,345	$960,631	$893,784	$1,048,608
Shareholders’ equity (B)	$600,216	$571,394	$558,807	$538,169	$507,591
Working capital (C)	$424,697	$393,733	$415,724	$424,993	$431,126
Long-term debt	$1,990	$10,345	$64,859	$80,959	$113,633
(A)  All periods adjusted for the declaration of a twenty percent (20%) stock dividend declared in December 2012, a ten percent (10%) stock dividend declared in December 2011, a ten percent (10%) stock dividend declared in December 2010, a ten percent (10%) stock dividend declared in December 2009, and a twenty percent (20%) stock dividend declared in December 2008.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2011, 2010, 2009, and 2008 were 12,876, 11,647, 10,644, and 9,617, respectively.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2012.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

The North American economy grew modestly during 2012 with US real gross domestic product increasing at a rate of approximately 2.3% over 2011 and Canadian real gross domestic product increasing approximately 1.8%.  Although some US fiscal issues were resolved, many remained unsettled through the end of 2012 and thus, uncertainty persists around government spending and future overall economic growth.  Expected gross domestic product for 2013 is anticipated to fall within a range between 1.6% and 2.0%, with the overall construction industry forecast to experience very modest growth, while continued moderate improvement in the residential construction industry is expected.
     Graybar's net sales increased 0.7% during the year ended December 31, 2012, compared to the same period of 2011.  Gross margin rose 2.3% during the year ended December 31, 2012, compared to the same period in 2011.  Product costs remained steady and price inflation had little impact on net sales growth during the year ended December 31, 2012, compared to the same period in 2011.  This low level of product cost volatility and price inflation, combined with changes in the mix of products sold contributed to an increase in gross margin as a percent of net sales to 18.8% during the year ended December 31, 2012, compared to 18.5% during the same period of 2011.

The Company expects organic growth in sales and gross margin to moderately outpace the forecasted rate of growth of the gross domestic product during 2013.  The Company believes that continued market competition will cause gross margin as a percent of sales to remain relatively consistent with the rates achieved during 2012.
Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$5,413,281	100.0%	$5,374,800	100.0%	$4,616,377	100.0%
Cost of merchandise sold	(4,394,919)	(81.2)	(4,379,541)	(81.5)	(3,749,736)	(81.2)
Gross Margin	1,018,362	18.8	995,259	18.5	866,641	18.8
Selling, general and administrative expenses	(871,374)	(16.1)	(822,678)	(15.3)	(753,988)	(16.3)
Depreciation and amortization	(32,449)	(0.6)	(33,140)	(0.6)	(39,725)	(0.9)
Other income, net	33,143	0.6	3,769	0.1	4,608	0.1
Income from Operations	147,682	2.7	143,210	2.7	77,536	1.7
Interest expense, net	(2,234)	—	(10,021)	(0.2)	(8,062)	(0.2)
Income before provision for income taxes	145,448	2.7	133,189	2.5	69,474	1.5
Provision for income taxes	(58,850)	(1.1)	(51,298)	(1.0)	(27,181)	(0.6)
Net Income	86,598	1.6	81,891	1.5	42,293	0.9
Net income attributable to noncontrolling interests	(307)	—	(466)	—	(295)	—
Net Income attributable to Graybar Electric Company, Inc.	$86,291	1.6%	$81,425	1.5%	$41,998	0.9%

2012 Compared to 2011

Net sales totaled $5,413,281 for the year ended December 31, 2012, compared to $5,374,800 for the year ended December 31, 2011, an increase of $38,481, or 0.7%.  Net sales to the electrical market sector during the year ended December 31, 2012 increased 3.5%, while net sales to the comm/data market sector decreased 5.3%, compared to the year ended December 31, 2011.

Gross margin increased $23,103, or 2.3%, to $1,018,362 for the year ended December 31, 2012, from $995,259 for the year ended December 31, 2011. The increase was primarily due to a change in sales mix as well as a modest increase in net sales for the year ended December 31, 2012, compared to the year ended December 31, 2011. The Company’s gross margin as a percent of net sales was 18.8% for the year ended December 31, 2012, up from 18.5% in 2011, primarily due to lower product costs.

Selling, general and administrative expenses increased $48,696, or 5.9%, to $871,374 for the year ended December 31, 2012, compared to $822,678 for the year ended December 31, 2011, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2012 were 16.1%, up from 15.3% in 2011.

Depreciation and amortization expenses for the year ended December 31, 2012 decreased $691, or 2.1%, to $32,449 from $33,140 for the year ended December 31, 2011.  This decrease was due primarily to a decrease in software amortization.  Depreciation and amortization expenses as a percentage of net sales remained consistent at 0.6% for the years ended December 31, 2012 and 2011.

Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $33,143 for the year ended December 31, 2012, compared to $3,769 for the year ended December 31, 2011.  The increase in other income, net for the year ended December 31, 2012 was due to a substantial increase in net gains on the sale of property of $30,638, partially offset by impairment losses of $1,066 recorded on other property held for sale. For the year ended December 31, 2011, other income, net included losses on the sale property of $140 and property impairment losses of $312, primarily on assets that were held for sale.

Income from operations totaled $147,682 for the year ended December 31, 2012, an increase of $4,472, or 3.1%, from $143,210 for the year ended December 31, 2011.  The increase was due to higher net sales and gross margin, higher other income, net and lower depreciation and amortization expenses, partially offset by increases in selling, general and administrative expenses.

Interest expense, net decreased $7,787, or 77.7%, to $2,234 for the year ended December 31, 2012 from $10,021 for the year ended December 31, 2011.  This decrease was due to the additional interest expense associated with the settlement of the interest rate swap totaling $3,257 during the fourth quarter of 2011, as well as lower levels of outstanding long-term debt during the year ended December 31, 2012, compared to 2011. Long-term debt outstanding, including current portion, was $11,995 at December 31, 2012, compared to $51,835 at December 31, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $145,448 for the year ended December 31, 2012, an increase of $12,259, or 9.2%, compared to $133,189 for the year ended December 31, 2011.

The Company’s total provision for income taxes increased $7,552, or 14.7%, to $58,850 for the year ended December 31, 2012 from $51,298 for the year ended December 31, 2011, as a result of higher income before provision for income taxes.  The Company’s effective tax rate was 40.5% for the year ended December 31, 2012, up from 38.5% for the year ended December 31, 2011.  The effective tax rates for the years ended December 31, 2012 and 2011 were higher than the 35.0% US federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2012 increased $4,866, or 6.0%, to $86,291 from $81,425 for the year ended December 31, 2011.

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

Depreciation and amortization expenses for the year ended December 31, 2011 decreased $6,585, or 16.6%, to $33,140 from $39,725 for the year ended December 31, 2010.  This decrease was due primarily to a decrease in software amortization.  Depreciation and amortization expenses as a percentage of net sales decreased to 0.6% for the year ended December 31, 2011, compared to 0.9% of net sales the year ended December 31, 2010.

Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $3,769 for the year ended December 31, 2011, compared to $4,608 for the year ended December 31, 2010.  Losses on the sale of property were $140 for the year ended December 31, 2011, compared to gains on the disposal of property of $1,177 for the year ended December 31, 2010.  Other income, net for the year ended December 31, 2011, included property impairment losses of $312, primarily on assets that were held for sale.

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

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Cash Flow Information For the Years Ended December 31,	2012	2011	2010
Net cash provided (used) by operations	$59,857	$94,908	$(10,240)
Net cash used by investing activities	(26,805)	(60,996)	(29,120)
Net cash used by financing activities	(67,345)	(44,301)	(42,148)
Net Decrease in Cash	$(34,293)	$(10,389)	$(81,508)

Operating Activities

Net cash provided by operations was $59,857 for the year ended December 31, 2012, compared to $94,908 for the year ended December 31, 2011.  Positive cash flows from operations for the year ended December 31, 2012 were primarily attributable to net income of $86,598, and a decrease in trade receivables of $33,587, partially offset by an increase in merchandise inventory of $20,629 and a decrease in trade accounts payable of $58,136.

Trade receivables decreased during 2012 compared to the year ended December 31, 2011.  The average number of days of sales outstanding at December 31, 2012, measured using annual sales, decreased moderately, compared to the average number of days at December 31, 2011.  Average days of sales outstanding for the three month period ended December 31, 2012, decreased moderately, compared to the same three month period of 2011.  Average inventory turnover increased moderately for the year ended December 31, 2012, compared to the same period of 2011.  Merchandise inventory turnover for the three month period ended December 31, 2012, improved modestly, compared to the same three month period of 2011.

Current assets exceeded current liabilities by $424,697 at December 31, 2012, an increase of $30,964, or 7.9%, from $393,733 at December 31, 2011.

Investing Activities

Net cash used by investing activities totaled $26,805 for the year ended December 31, 2012, compared to $60,996 used during the year ended December 31, 2011.  Capital expenditures for property were $61,362 and $62,162, and proceeds from the disposal of property were $34,079 and $296, for the years ended December 31, 2012 and 2011, respectively.  The proceeds received in 2012 were primarily from the sale of real property, and the proceeds received in 2011 were primarily from the sale of personal property.  Cash received from the Company’s investment in affiliated company was $478 and $870, for the years ended December 31, 2012 and 2011, respectively, and relates to the Company’s membership in Graybar Financial Services, LLC, which was terminated and dissolved in September 2012.

Financing Activities

Net cash used by financing activities totaled $67,345 for the year ended December 31, 2012, compared to $44,301 used during the year ended December 31, 2011.

Cash provided by short-term borrowings was $28,554 for the year ended December 31, 2012, compared to $22,867 for the year ended December 31, 2011.  The Company made payments on long-term debt, including current portion, of $38,851 and capital lease obligations of $2,960 during the year ended December 31, 2012.  The Company made payments on long-term debt, including current portion, of $43,864 and capital lease obligations of $3,306 during the year ended December 31, 2011.

Cash provided by the sale of common stock amounted to $11,925 and $11,121, and purchases of treasury stock were $11,172 and $9,264, for the years ended December 31, 2012 and 2011, respectively.  Cash paid to purchase noncontrolling interest stock was $2,863 and $109, for the years ended December, 2012 and 2011, respectively. There were no sales of noncontrolling interest stock for the year ended December 31, 2012. Cash provided by the sale of noncontrolling interest stock was $512 for the year ended December 31, 2011. Cash dividends paid were $51,978 and $22,258, for the years ended December 31, 2012 and 2011, respectively. The increase in cash dividends paid for the year ended December 31, 2012 was due to an additional special cash dividend of $1.00 per share as well as the decision to pay the fourth quarter cash dividend in 2012 as opposed to 2013.

Cash and cash equivalents were $37,674 at December 31, 2012, a decrease of $34,293, or 47.7%, from $71,967 at December 31, 2011.

Liquidity

On December 31, 2012 and 2011, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had available an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $71,116 and $42,562 in short-term borrowings outstanding at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility.  The letters of credit are used primarily to support certain workers compensation insurance policies.

Short-term borrowings outstanding during the years ended December 31, 2012 and 2011 ranged from a minimum of $35,105 and $13,800 to a maximum of $111,032 and $91,548, respectively.

At December 31, 2012, the Company had available to it unused lines of credit amounting to $428,884, compared to $457,438 at December 31, 2011.  These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) of the committed lines of credit as of December 31, 2012 and 2011.

Prior to March 2012, the Company had a lease agreement with an independent lessor, which provided $28,720 of financing for five of the Company’s distribution facilities.  The agreement carried a five-year term expiring July 2013.  The financing structure used with this lease qualified as a silo of a variable interest entity.  In accordance with US GAAP, the Company, as the primary beneficiary, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

In December 2011, the Company notified the independent lessor of its intent to prepay and terminate the lease arrangement. As a result, the Company reclassified the $27,715 lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement and purchased the $1,005 noncontrolling interest in the consolidated silo.

The revolving credit agreement and certain other note agreements contain various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of December 31, 2012 and 2011.

Contractual Obligations and Commitments

The Company had the following contractual obligations as of December 31, 2012:

		Payments due by period
Contractual obligations	Total	2013	2014 and 2015	2016 and 2017	After 2017
Long-term debt obligations	$7,631	$7,631	$—	$—	$—
Capital lease obligations	4,768	2,730	1,905	133	—
Operating lease obligations	78,397	18,800	27,215	17,082	15,300
Purchase obligations	592,679	592,679	—	—	—
Total	$683,475	$621,840	$29,120	$17,215	$15,300

Long-term debt and capital lease obligations consist of both principal and interest payments.

The Company also had letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility.  At December 31, 2012, the Company had $428,884 available in unused lines of credit.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $168,023 of accrued, unfunded pension obligations, $92,518 of accrued, unfunded employment-related benefit obligations, of which $83,836 is related to the Company’s postretirement benefit plan, and $3,530 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $40,800 to its defined benefit pension plan during 2013 that are not included in the table.  The Company contributed $40,600 to its defined benefit pension plan in 2012.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

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

The following tables present key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.95%	4.75%	3.51%	4.25%
Expected return on plan assets	6.25%	6.25%	—	—

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefits obligations and future pension and postretirement benefits expense.  For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension expense for 2012 and the pension liability as of December 31, 2012 would have increased pension expense by $7,000 and the pension liability by $73,200, respectively.  Similarly, a one percent (1%) decrease in the discount rate would have increased 2012 postretirement benefits expense by $200 and the December 31, 2012 postretirement benefits liability by $7,300.

The Company's expected long-term rate of return on plan assets will decrease to 6.00% for 2013. A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the defined benefit pension plan in future years.  As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2012 pension expense by $4,000.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2012.  The rate was assumed to decrease to 5.00% in 2019 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2012, 2011 and 2010 postretirement benefit obligations or net periodic benefit cost.

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

New Accounting Standards

        No new accounting standards that were issued or became effective during 2012 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012.  The Company does not anticipate that this guidance will have an impact on its financial position or results from operations.

In September 2011, the FASB issued ASU No. 2011- 08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted early by Graybar for the annual period ending December 31, 2011 and all reporting periods thereafter.

In May 2011, the FASB issued ASU No. 2011- 04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the year ended December 31, 2012.

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

The Company’s healthcare costs have increased due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, as well as other standard requirements of the Acts, will also cause the Company’s healthcare costs to increase in the future. Beginning in 2013, the Company will bear increased costs due to annual fees imposed by the Acts. The planned enactment of the excise tax on “high cost” healthcare plans in 2018 may also cause the Company's healthcare costs to increase further.

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

Based on $71,116 in variable-rate debt outstanding at December 31, 2012, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $711 per annum.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2012
Debt Instruments	2013	2014	2015	2016	2017	After 2017	Total	Fair Value

Long-term, fixed-rate debt	$10,005	1,446	412	132	—	—	$11,995	$11,780
Weighted-average interest rate	5.76%	3.38%	2.92%	2.79%	—	—

Short-term, variable-rate borrowings	$71,116	—	—	—	—	—	$71,116	$71,116
Weighted-average interest rate	1.88%	—	—	—	—	—

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

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

The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial metal commodities, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, increased funding requirements and expenses related to the Company's pension plan, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2012.

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 14, 2013

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2012	2011	2010
Net Sales	$5,413,281	$5,374,800	$4,616,377
Cost of merchandise sold	(4,394,919)	(4,379,541)	(3,749,736)
Gross Margin	1,018,362	995,259	866,641
Selling, general and administrative expenses	(871,374)	(822,678)	(753,988)
Depreciation and amortization	(32,449)	(33,140)	(39,725)
Other income, net	33,143	3,769	4,608
Income from Operations	147,682	143,210	77,536
Interest expense, net	(2,234)	(10,021)	(8,062)
Income before provision for income taxes	145,448	133,189	69,474
Provision for income taxes	(58,850)	(51,298)	(27,181)
Net Income	86,598	81,891	42,293
Net income attributable to noncontrolling interests	(307)	(466)	(295)
Net Income attributable to Graybar Electric Company, Inc.	$86,291	$81,425	$41,998
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock (A)	$5.54	$5.27	$2.73
(A)  Adjusted for the declaration of a twenty percent (20%) stock dividend in December 2012, shares related to which were issued in February 2013.  Prior to the adjustment, the average common shares outstanding were 12,876 and 12,812 for the years ended December 31, 2011 and 2010, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2012	2011	2010
Net Income	$86,598	$81,891	$42,293
Other Comprehensive Income
Foreign currency translation	1,802	(1,520)	2,807
Unrealized gain less realized loss from interest rate swap
(net of tax of $-, $1,831, and $102, respectively)	—	2,876	161
Pension and postretirement benefits liability adjustment
(net of tax of $11,735, $31,454, and $1,646, respectively)	(18,433)	(49,405)	(2,586)
Total Other Comprehensive (Loss) Income	(16,631)	(48,049)	382
Comprehensive Income	$69,967	$33,842	$42,675
Less: comprehensive income attributable to noncontrolling interests, net of tax	(126)	(438)	(421)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$69,841	$33,404	$42,254

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2012	2011
ASSETS
Current Assets
Cash and cash equivalents			$37,674	$71,967
Trade receivables (less allowances of $6,868 and $7,764, respectively)			764,130	797,717
Merchandise inventory			416,753	396,124
Other current assets			25,442	23,507
Total Current Assets			1,243,999	1,289,315
Property, at cost
Land			65,821	64,691
Buildings			393,399	374,008
Furniture and fixtures			212,650	188,929
Software			76,906	76,906
Capital leases			11,463	12,546
Total Property, at cost			760,239	717,080
Less – accumulated depreciation and amortization			(402,233)	(386,150)
Net Property			358,006	330,930
Other Non-current Assets			83,932	84,494
Total Assets			$1,685,937	$1,704,739
LIABILITIES
Current Liabilities
Short-term borrowings			$71,116	$42,562
Current portion of long-term debt			10,005	41,490
Trade accounts payable			555,868	614,004
Accrued payroll and benefit costs			109,250	117,965
Other accrued taxes			11,748	15,329
Dividends payable			—	12,943
Other current liabilities			61,315	51,289
Total Current Liabilities			819,302	895,582
Postretirement Benefits Liability			77,036	71,699
Pension Liability			167,223	136,668
Long-term Debt			1,990	10,345
Other Non-current Liabilities			20,170	19,051
Total Liabilities			1,085,721	1,133,345
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2012	2011
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	12,844,501	10,611,982
Issued to shareholders	2,740,489	2,285,255
In treasury, at cost	(84,566)	(15,725)
Outstanding Common Stock	15,500,424	12,881,512	310,008	257,630
Common shares subscribed	660,775	610,949	13,215	12,219
Less subscriptions receivable	(660,775)	(610,949)	(13,215)	(12,219)
Retained Earnings			453,770	458,139
Accumulated Other Comprehensive Loss			(166,814)	(150,364)
Total Graybar Electric Company, Inc. Shareholders’ Equity			596,964	565,405
Noncontrolling Interests			3,252	5,989
Total Shareholders’ Equity			600,216	571,394
Total Liabilities and Shareholders’ Equity			$1,685,937	$1,704,739

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2012	2011	2010
Cash Flows from Operations
Net Income	$86,598	$81,891	$42,293
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,449	33,140	39,725
Deferred income taxes	9,877	424	10,627
Net (gains) losses on disposal of property	(30,638)	140	(1,177)
Losses on impairment of property	1,066	312	—
Net income attributable to noncontrolling interests	(307)	(466)	(295)
Changes in assets and liabilities:
Trade receivables	33,587	(119,505)	(100,812)
Merchandise inventory	(20,629)	(5,774)	(80,728)
Other current assets	(4,108)	(7,616)	11,462
Other non-current assets	4,115	(33,547)	(2,429)
Trade accounts payable	(58,136)	93,649	69,076
Accrued payroll and benefit costs	(8,715)	22,454	28,572
Other current liabilities	7,855	(3,520)	(11,662)
Other non-current liabilities	6,843	33,326	(14,892)
Total adjustments to net income	(26,741)	13,017	(52,533)
Net cash provided (used) by operations	59,857	94,908	(10,240)
Cash Flows from Investing Activities
Proceeds from disposal of property	34,079	296	3,880
Capital expenditures for property	(61,362)	(62,162)	(33,624)
Investment in affiliated company	478	870	624
Net cash used by investing activities	(26,805)	(60,996)	(29,120)
Cash Flows from Financing Activities
Net increase in short-term borrowings	28,554	22,867	4,463
Repayment of long-term debt	(38,851)	(43,864)	(32,160)
Proceeds from long-term debt	—	—	8,528
Principal payments under capital leases	(2,960)	(3,306)	(1,968)
Sales of common stock	11,925	11,121	9,799
Purchases of treasury stock	(11,172)	(9,264)	(10,448)
Sales of noncontrolling interests’ common stock	—	512	—
Purchases of noncontrolling interests’ common stock	(2,863)	(109)	(151)
Dividends paid	(51,978)	(22,258)	(20,211)
Net cash used by financing activities	(67,345)	(44,301)	(42,148)
Net Decrease in Cash	(34,293)	(10,389)	(81,508)
Cash, Beginning of Year	71,967	82,356	163,864
Cash, End of Year	$37,674	$71,967	$82,356
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisition of equipment under capital leases	$1,971	$2,332	$5,009
Cash Paid During the Year for:
Interest, net of amounts capitalized	$2,376	$10,880	$8,562
Income taxes, net of refunds	$58,018	$55,136	$15,037

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2009	$211,970	$423,920	$(102,599)	$4,878	$538,169
Net income		41,998		295	42,293
Other comprehensive income			256	126	382
Stock issued	9,799				9,799
Stock purchased	(10,448)			(151)	(10,599)
Dividends declared	21,079	(42,316)			(21,237)
Balance, December 31, 2010	$232,400	$423,602	$(102,343)	$5,148	$558,807
Net income		81,425		466	81,891
Other comprehensive income			(48,021)	(28)	(48,049)
Stock issued	11,121			512	11,633
Stock purchased	(9,264)			(109)	(9,373)
Dividends declared	23,373	(46,888)			(23,515)
Balance, December 31, 2011	$257,630	$458,139	$(150,364)	$5,989	$571,394
Net income		86,291		307	86,598
Other comprehensive loss			(16,450)	(181)	(16,631)
Stock issued	11,925				11,925
Stock purchased	(11,172)			(2,863)	(14,035)
Dividends declared	51,625	(90,660)			(39,035)
Balance, December 31, 2012	$310,008	$453,770	$(166,814)	$3,252	$600,216

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011 and
for the Years Ended December 31, 2012, 2011, and 2010
(Stated in thousands, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others, and the Company neither manufactures nor contracts to manufacture any products that it sells.  The Company’s business activity is primarily with customers in the United States of America (“US”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2012 presentation.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2012 that require recognition or disclosure in these financial statements.

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

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $44,672, $40,896, and $35,683 for the years ended December 31, 2012, 2011, and 2010, respectively.

Cash and Cash Equivalents

The Company accounts for cash on hand, deposits in banks, and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances to reflect the expected uncollectability of trade receivables based on past collection history and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of the Company’s customers were to deteriorate.

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

Fair Value

The Company endeavors to utilize the best available information in measuring fair value.  US GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  The Company has used fair value measurements to value its pension plan assets.

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

Goodwill

The Company’s goodwill and indefinite-lived intangible assets are not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  The Company performs either a qualitative or quantitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2012, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill.  At December 31, 2012 and 2011, the Company had $6,680 of goodwill included in other non-current assets in its consolidated balance sheets.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2012 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012.  The Company does not anticipate that this guidance will have an impact on its financial position or results from operations.

In September 2011, the FASB issued ASU No. 2011- 08, "Intangibles-Goodwill and Other: Testing Goodwill for Impairment". This ASU amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This Update does not change how goodwill is calculated or assigned to reporting units nor does it revise the requirement to test goodwill annually for impairment. This guidance was adopted early by Graybar for the annual period ending December 31, 2011 and all reporting periods thereafter.

In May 2011, the FASB issued ASU No. 2011- 04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted this Update as of January 1, 2012 and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the year ended December 31, 2012.

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

The Company’s healthcare costs have increased due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits. The Company anticipates that the elimination of the lifetime dollar limits per covered individual, as well as other standard requirements of the Acts, will also cause the Company’s healthcare costs to increase in the future. Beginning in 2013, the Company will bear increased costs due to annual fees imposed by the Acts. The planned enactment of the excise tax on “high cost” healthcare plans in 2018 may also cause the Company's healthcare costs to increase further.

The Company expects the general trend in healthcare costs to continue to rise and the effects of the Acts, and any future legislation, could materially impact the cost of providing healthcare benefits for many employers, including the Company.

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2012
Allowance for cash discounts	$1,498	$21,228	$(21,315)	$1,411
Allowance for doubtful accounts	6,266	4,379	(5,188)	5,457
Total	$7,764	$25,607	$(26,503)	$6,868

For the Year Ended December 31, 2011
Allowance for cash discounts	$1,373	$20,440	$(20,315)	$1,498
Allowance for doubtful accounts	5,926	5,537	(5,197)	6,266
Total	$7,299	$25,977	$(25,512)	$7,764

For the Year Ended December 31, 2010
Allowance for cash discounts	$1,201	$17,854	$(17,682)	$1,373
Allowance for doubtful accounts	5,016	6,401	(5,491)	5,926
Total	$6,217	$24,255	$(23,173)	$7,299

4. INVENTORY

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been approximately $150,912 and $148,513 greater than reported under the LIFO method at December 31, 2012 and 2011, respectively.  The Company did not liquidate any portion of previously-created LIFO layers in 2012, 2011, and 2010.

Reserves for excess and obsolete inventories were $3,500 and $3,800 at December 31, 2012 and 2011, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $(300), $(700), and $600 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Depreciation expense was $28,937, $27,728, and $25,273 in 2012, 2011, and 2010, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2012 and 2011 were $1,971 and $2,332, respectively.

The Company capitalizes interest expense on major construction and development projects while in progress.  Interest capitalized in 2012, 2011, and 2010 was $56, $13, and $120, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  The Company capitalized software and software development costs of $7,583 and $2,619 in 2012 and 2011, respectively, and the amounts are recorded in furniture and fixtures.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $3,034 and $6,074 at December 31, 2012 and 2011, respectively, and is recorded in net property in the consolidated balance sheet. During 2012, the Company sold assets classified as held for sale for $33,486 and recorded net gains on the assets held for sale of $30,738 in other income, net.

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

The Company recorded impairment losses totaling $1,066 and $312 to account for the expected losses on those assets held for sale where the net book value of the property listed for sale exceeded the estimated selling price less estimated selling expenses for the years ended December 31, 2012 and 2011, respectively.  The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2012 and 2011.  The Company did not record any impairment charges in 2010.

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

The Company’s unrecognized tax benefits of $3,530, $3,746, and $3,843 as of December 31, 2012, 2011, and 2010, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Balance at January 1:	$3,746	$3,843	$3,754
Additions based on tax positions related to current year	600	593	699
Additions based on tax positions of prior years	—	—	119
Reductions for tax positions of prior years	(570)	(579)	(693)
Settlements	(246)	(111)	(36)
Balance at December 31:	$3,530	$3,746	$3,843

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,195 and $1,239 in interest and penalties in its statement of financial position at December 31, 2012 and 2011, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The Company's 2008 and 2009 federal income tax returns are currently under audit examination by the IRS. This examination commenced during June 2011 and is expected to be completed during 2013. Since the audit process has not yet concluded, the audit outcome cannot yet be evaluated. The Company has agreed to extend its federal statute of limitations for the 2008 tax year until September 30, 2013.  The federal statute of limitations for the 2008 tax year will expire on September 30, 2013, unless extended.  The Company’s state income tax returns for 2008 through 2012 remain subject to examination by various state authorities with the latest period closing on December 31, 2017.  The Company has not extended the statutes of limitations in any other state jurisdictions with respect to years prior to 2008.  Such statutes of limitations will expire on or before December 31, 2013 unless extended.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

For the Years Ended December 31,	2012	2011	2010
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.9	3.6	2.7
Other, net	1.6	(0.1)	1.4
Effective tax rate	40.5%	38.5%	39.1%

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended
Components of Income before Taxes	2012	2011	2010
Domestic	$133,300	$121,770	$61,338
Foreign	12,148	11,419	8,136
Income before taxes	$145,448	$133,189	$69,474

	For the Years Ended
Components of Income Tax Provision	2012	2011	2010
Current expense
US Federal	$38,642	$41,052	$11,562
State	6,848	6,343	2,189
Foreign	3,366	3,579	2,733
Total Current expense	$48,856	$50,974	$16,484
Deferred expense
US Federal	$9,090	246	9,428
State	786	178	1,198
Foreign	118	(100)	71
Total Deferred expense	$9,994	$324	$10,697
Total Income Tax Provision	$58,850	$51,298	$27,181

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2012	2011
Postretirement benefits	$32,257	$30,731
Payroll accruals	3,095	2,519
Bad debt reserves	2,178	2,662
Other deferred tax assets	10,359	13,916
Pension	55,665	44,464
Inventory	3,174	2,861
Subtotal	106,728	97,153
less: valuation allowances	(285)	(306)
Deferred tax assets	106,443	96,847
Fixed assets	(32,999)	(26,614)
Computer software	(3,708)	(2,778)
Other deferred tax liabilities	(2,184)	(1,477)
Deferred tax liabilities	(38,891)	(30,869)
Net deferred tax assets	$67,552	$65,978

Deferred tax assets included in other current assets were $3,678 and $5,931 at December 31, 2012 and 2011, respectively.  Deferred tax assets included in other non-current assets were $64,260 and $60,047 at December 31, 2012 and 2011, respectively.  Deferred tax liabilities included in other current liabilities were $386 at December 31, 2012. There were no deferred tax liabilities included in other current liabilities at December 31, 2011. The Company’s deferred tax assets include foreign net operating losses of $285 and $306 as of December 31, 2012 and 2011 that expire in 2020.  The Company’s deferred tax assets also include state net operating loss carryforwards of $1,821 and $2,251 as of December 31, 2012 and 2011, respectively, that expire between 2012 and 2030.  The Company’s deferred tax assets also include capital loss carryforwards of $2,261 at December 31, 2011.  There were no capital loss carryforwards at December 31, 2012. The Company's valuation allowance against deferred tax assets was $285 and $306 for the year ended December 31, 2012 and 2011, respectively. Due to uncertainties regarding the utilization of the Company's foreign net operating losses, a full valuation allowance remains applied against the total deferred tax benefit at December 31, 2012.

The Company has undistributed earnings of non-US subsidiaries of approximately $54,440 as of December 31, 2012. The Company has not made a provision for US federal and state income taxes on these accumulated but undistributed earnings, as such earnings are considered to be indefinitely reinvested outside the US.
7. CAPITAL STOCK

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2012, approximately eighty-two percent (82%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

During 2012, the Company offered eligible employees and qualified retirees the right to subscribe to 964,300 shares of common stock at $20.00 per share in accordance with the provisions of the Company’s Three-Year Common Stock Purchase Plan dated June 10, 2010.  This resulted in the subscription of 660,775 shares totaling $13,215.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 11, 2013; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 11, 2013, in the case of shares paid for prior to January 11, 2013.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2012	558,599	658,890
2011	463,189	474,219
2010	522,405	520,458

The Company amended its Certificate of Incorporation to authorize a new class of 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01), on June 10, 2004.  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company.  There were no shares of preferred stock outstanding at December 31, 2012 and 2011.

On December 13, 2012, the Company declared a twenty percent (20%) common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 2, 2013.  The stock was issued February 1, 2013.  On December 8, 2011, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2012.  The stock was issued on February 1, 2012.  On December 9, 2010, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2011. The stock was issued February 4, 2011.

8. NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2012, as a result of the stock dividend declared on December 13, 2012 payable to shareholders of record on January 2, 2013.  Shares representing this dividend were issued on February 1, 2013.  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a twenty percent (20%) stock dividend declared in 2012, a ten percent (10%) stock dividend declared in 2011, and a ten percent (10%) stock dividend declared in 2010.  The average number of shares used in computing net income per share of common stock at December 31, 2012, 2011, and 2010 was 15,579,571, 15,451,314, and 15,373,756, respectively.

9. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2012	2011
Variable-rate lease arrangement, secured by facilities	$—	$27,715
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in October 2003 through April 2013	3,750	11,250
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003 through June 2013	3,636	7,273
2.38% to 4.97% capital leases, secured by equipment, various maturities	4,609	5,597
	$11,995	$51,835
Less current portion	(10,005)	(41,490)
Long-term Debt	$1,990	$10,345

Long-term Debt matures as follows:
2013	$10,005
2014	1,446
2015	412
2016	132
2017	—
After 2017	—
$11,995

The net book value of property securing various long-term debt instruments at December 31, 2011 was $16,847. In December 2011, the Company notified the independent lessor of the variable lease arrangement of its intent to prepay and terminate the lease arrangement due in July 2013. As a result, the Company reclassified the $27,715 lease arrangement from long-term debt to current portion of long-term debt as of December 31, 2011. In March 2012, the Company terminated the lease arrangement, prepaid the $27,715 balance owed on the debt portion of the lease arrangement, and purchased the $1,005 noncontrolling interest in the consolidated silo. As a result, there was no property securing various long-term debt instruments at December 31, 2012.

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

The Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, the occurrence of an event of default under certain other indebtedness of the Company and its subsidiaries (including existing senior notes), the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under the Employee Retirement Income Security Act (ERISA), and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Credit Agreement may be declared immediately due and payable.

The Company also has letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility.

Short-term borrowings of $71,116 and $42,562 outstanding at December 31, 2012 and 2011, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2012 and 2011 ranged from a minimum of $35,105 and $13,800 to a maximum of $111,032 and $91,548, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2012 and 2011 amounted to approximately $67,000 and $52,000 at weighted-average interest rates of 1.88% and 1.86%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2012 was 1.66%.

At December 31, 2012, the Company had available to it unused lines of credit amounting to $428,884, compared to $457,438 at December 31, 2011.  These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) of the committed lines of credit as of December 31, 2012 and 2011.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $215 and $925 at December 31, 2012 and 2011, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of the Company’s variable-rate short- and long-term debt approximates its carrying value at December 31, 2012 and 2011, respectively.

The revolving credit agreement and certain other note agreements contain various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants as of December 31, 2012 and 2011.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees.  Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Benefits are provided through insurance coverage with premiums based on the benefits paid during the year.  The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2012 and 2011.

The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2012 and 2011:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Projected benefit obligation	$(598,917)	$(527,458)	$(83,836)	$(78,999)
Fair value of plan assets	430,894	389,490	—	—
Funded status	$(168,023)	$(137,968)	$(83,836)	$(78,999)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $499,499 and $448,948 at December 31, 2012 and 2011, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Current accrued benefit cost	$(800)	$(1,300)	$(6,800)	$(7,300)
Non-current accrued benefit cost	(167,223)	(136,668)	(77,036)	(71,699)
Net amount recognized	$(168,023)	$(137,968)	$(83,836)	$(78,999)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$164,064	$148,118	$20,233	$18,235
Prior service cost (gain)	2,415	3,258	(7,858)	(9,190)
Accumulated other comprehensive loss	$166,479	$151,376	$12,375	$9,045

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2013, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$15,458	$1,161
Prior service cost (gain)	855	(1,344)
Accumulated other comprehensive loss	$16,313	$(183)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.95%	4.75%	3.51%	4.25%
Rate of compensation increase	4.25%	4.50%	—	—
Health care cost trend on covered charges	—	—	8% / 5%	8% / 5%

For measurement of the postretirement benefit obligation, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2012.  This rate is assumed to decrease to 5.00% at January 1, 2019 and remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2012 and 2011.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Employer contributions	$40,600	$41,461	$5,843	$5,138
Participant contributions	$—	$—	$1,107	$1,739
Benefits paid	$(37,417)	$(27,195)	$(6,950)	$(6,877)

The Company expects to make contributions totaling $40,800 to its defined benefit pension plan during 2013.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2013	$45,500	$6,800
2014	43,200	6,700
2015	41,400	6,900
2016	41,200	7,000
2017	40,400	7,100
After 2017	223,100	36,800

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

The Company's defined benefit pension plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of long duration government, quasi-governmental, and corporate fixed-income securities, as well as appropriate levels of equity and alternative investments designed to maximize the plan's liability hedge ratio. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, at least partially offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
Asset allocation information for the defined benefit pension plan at December 31, 2012 and 2011 is as follows:

Investment	2012 Actual Allocation	2012 Target Allocation Range	2011 Actual Allocation	2011 Target Allocation Range
Equity securities-US	7%	3-15%	7%	3-15%
Equity securities-International	8%	3-15%	7%	3-15%
Fixed income investments-US	57%	35-75%	58%	35-75%
Fixed income investments-International	12%	3-10%	11%	3-10%
Absolute return	9%	5-15%	9%	5-15%
Real assets	5%	3-10%	5%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	1%	0-3%	2%	0-3%
Total	100%	100%	100%	100%

The following is a description of the valuation methodologies used for assets held by the defined benefit pension plan measured at fair value:

Equity securities - US
Equity securities - US consist of investments in US corporate stocks and US equity mutual funds. US equity mutual funds include publicly traded mutual funds and a bank collective fund for ERISA plans. US corporate stocks and US equity mutual funds are primarily large-capitalization stocks (defined as companies with market capitalization of more than $10 billion). US corporate stocks and publicly traded mutual funds are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1. The bank collective fund for ERISA plans is valued by the fund manager based on the fair value of the underlying assets held by the fund. While the underlying assets of the bank collective fund are publicly available, the fund is not; thus, the bank collective fund investment is classified as Level 2.

Equity securities - International
Equity securities - International consist of investments in international corporate stocks and publicly traded mutual funds and are both primarily investments within developed and emerging markets. Both are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1.

Fixed income investments - US
Fixed income investments - US consist of US corporate bonds, government and government agency bonds, as well as a publicly traded mutual fund and a commingled fund, both of which invest in corporate and government debt securities within the US. US corporate bonds, government and government agency bonds, and the publicly traded mutual fund are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1. The commingled fund is valued by the fund manager based on the fair value of the underlying assets held by the fund. While the underlying assets of the commingled fund are publicly available, the fund is not; thus, the commingled fund is classified as Level 2.

Fixed income investments - International
Fixed income investments - International consist of international corporate bonds and a trust fund which invests in corporate and government debt securities within developed and emerging markets. International corporate bonds are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1. The trust fund is in a group trust which invests in the debt of developed and developing markets. Due to the lack of quotes for this type of fund it is classified as Level 3. Audited financial statements are produced on an annual basis for the trust fund.

Absolute return
Absolute return consists of investments in various hedge funds structured as fund-of-funds (defined as a single fund that invests in multiple funds). The hedge funds use various investment strategies in an attempt to generate positive returns. A fund-of-funds is designed to help diversify and reduce the risk of the overall portfolio. The value of these investments is not available on any active exchange. The valuations are based on unobservable inputs and reported at estimated fair value as determined by the fund manager, and as a result they are classified as Level 3. Audited financial statements are produced on an annual basis for the hedge funds.

Real asset
Real assets consists of natural resource funds (oil, gas and forestry) and a real estate investment trust ("REIT"). The natural resource funds are comprised of a bank collective trust for ERISA plans and a limited partnership ("LP"). The bank collective fund for ERISA plans is valued by the fund manager based on the fair value of the underlying assets held by the fund. While the underlying assets of the bank collective fund are publicly available, the fund is not; thus, the fund is classified as Level 2. The LP is generally characterized as requiring a long-term commitment with limited liquidity. The value of the LP is not publicly available and thus, is classified as Level 3. The REIT is a commingled trust. The value of the trust is determined by its underlying assets, which values are not publicly available; thus, it is classified as Level 3. Audited financial statements are produced on an annual basis for the LP and REIT.

Private equity
Private equity is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private equity does not have an actively traded market with readily observables prices. The investments are limited partnerships structured as fund-of-funds. The investments are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private equity investments are classified as Level 3. Audited financial statements are produced on an annual basis for the private equity investments.

Short-term investments
Short-term investments consist of cash and cash equivalents which are not traded on listed exchanges and the valuation methodology uses significant assumptions that are not directly observable. These investments are carried at cost, which approximates fair value, and are classified as Level 3.

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

There have been no changes in the methodologies used by the Company to determine fair value at December 31, 2012 or 2011.

The following tables set forth by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2012 and 2011:

December 31, 2012
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US
Corporate stocks	$15,609	$—	$—	$15,609
Mutual funds	6,505	8,871	—	15,376
Equity securities - International
Corporate stocks	544	—	—	544
Mutual funds	33,603	—	—	33,603
Fixed income investments - US
Corporate debt	120,457	—	—	120,457
US government debt	37,979	—	—	37,979
Mutual funds	17,988	68,017	—	86,005
Fixed income investments - International
Corporate debt	31,725	—	—	31,725
Commingled funds	—	—	22,063	22,063
Absolute return	—	—	37,289	37,289
Real assets	—	7,041	12,702	19,743
Private equity	—	—	3,807	3,807
Short-term investments	—	—	6,694	6,694
Total	$264,410	$83,929	$82,555	$430,894

December 31, 2011
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - US
Corporate stocks	$13,926	$—	$—	$13,926
Mutual funds	6,073	7,751	—	13,824
Equity securities - International
Corporate stocks	244	—	—	244
Mutual funds	27,300	—	—	27,300
Fixed income investments - US
Corporate debt	111,590	—	—	111,590
US government debt	37,479	—	—	37,479
Mutual funds	17,743	60,007	—	77,750
Fixed income investments - International
Corporate debt	22,890	—	—	22,890
Commingled funds	—	—	18,314	18,314
Absolute return	—	—	36,738	36,738
Real assets	—	—	17,451	17,451
Private equity	—	—	4,303	4,303
Short-term investments	—	—	7,681	7,681
Total	$237,245	$67,758	$84,487	$389,490

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2012 and 2011:

December 31, 2012
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$18,314	$36,738	$17,451	$4,303	$7,681	$84,487
Realized gains/(losses)	35	1,125	54	231	—	1,445
Unrealized gains/(losses)	1,841	756	1,320	(347)	—	3,570
Transfers	—	—	(7,041)	—	—	(7,041)
Purchases	2,000	3,505	1,239	183	95,694	102,621
Sales	(127)	(4,835)	(321)	(563)	(96,681)	(102,527)
Balance, end of year	$22,063	$37,289	$12,702	$3,807	$6,694	$82,555

December 31, 2011
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$16,091	$31,838	$10,130	$4,006	$6,060	$68,125
Realized gains/(losses)	26	(2,507)	143	243	—	(2,095)
Unrealized gains/(losses)	1,299	2,828	369	406	—	4,902
Purchases	1,000	7,500	7,080	178	60,851	76,609
Sales	(102)	(2,921)	(271)	(530)	(59,230)	(63,054)
Balance, end of year	$18,314	$36,738	$17,451	$4,303	$7,681	$84,487

The net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 included the following components:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$22,215	$16,497	$15,502	$2,336	$2,141	$2,086
Interest cost	24,896	22,684	21,763	3,355	3,679	3,918
Expected return on plan assets	(23,670)	(21,883)	(20,691)	—	—	—
Amortization of:
Net actuarial loss	21,116	14,104	11,325	1,719	1,971	2,045
Prior service cost (gain)	1,380	1,404	1,405	(2,181)	(2,181)	(2,181)
Net periodic benefit cost	$45,937	$32,806	$29,304	$5,229	$5,610	$5,868

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.75%	5.50%	5.75%	4.25%	4.75%	5.00%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase	4.50%	4.25%	4.00%	—	—	—
Health care cost trend on covered charges	—	—	—	8% / 5%	8% / 5%	7% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2012.  The rate was assumed to decrease to 5.00% in 2019 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2012, 2011 and 2010 net periodic benefit cost.

11. PROFIT SHARING AND SAVINGS PLAN

The Company provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees.  Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally based on the profitability of the Company.  Expense recognized by the Company under the profit-sharing portion of the plan was $54,751, $51,894, and $31,576 for the years ended December 31, 2012, 2011 and 2010, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to December 2011, the Company was party to an interest rate swap agreement that effectively converted its variable-rate interest payments to a fixed rate on amounts due under a certain lease arrangement.  The Company’s interest rate swap agreement was designated as a cash flow hedge and was required to be measured at fair value on a recurring basis. The Company endeavored to utilize the best available information in measuring fair value.  The interest rate swap was valued based on quoted data from the counterparty, corroborated with indirectly observable market data, which, combined, were deemed to be a Level 2 input in the fair value hierarchy. In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257, of which $1,990 was recorded in accumulated other comprehensive loss at the settlement date.

Unrealized gains (net of tax) of $886, and $161 related to the swap were recorded in accumulated other comprehensive loss during the years ended December 31, 2011, and 2010, respectively.

  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $1,080 during the year ended December 31, 2011.  No ineffectiveness was recorded in the consolidated statements of income during 2011 and 2010.

13. COMMITMENTS AND CONTINGENCIES

An entity is considered to be a variable interest entity ("VIE") if its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordination financial support or if its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Prior to March 2012, the Company had a lease agreement with an independent lessor, that was considered to be a VIE.  The agreement provided $28,720 of financing for five of the Company’s distribution facilities and carried a five-year term expiring July 2013.  The financing structure used with this lease qualified as a silo of a VIE.  The Company, as lessee, retained the power to direct the operational activities that most significantly impact the economic performance of the VIE and had an obligation to absorb losses and the right to receive benefits from the sale of the real property held by the VIE lessor.  Therefore, the Company was the primary beneficiary of this VIE, and accordingly, consolidated the silo in its financial statements. At December 31, 2011, the consolidated silo included in the Company’s consolidated financial statements had a net property balance of $15,118, long-term debt of $27,715, and a noncontrolling interest of $1,005. Under the terms of the lease agreement, the amount guaranteed by the Company as the residual fair value of the property subject to the lease arrangement was $28,720 at December 31, 2011.

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

 The Company entered into a swap agreement to manage interest rates on amounts due under the prior lease arrangement discussed above in September 2000.  In December 2011, the Company settled the interest rate swap. The amount of loss recorded in interest expense was $3,257.

Rental expense was $20,306, $20,275, and $25,684 in 2012, 2011, and 2010, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2013	$18,800
2014	15,442
2015	11,773
2016	9,854
2017	7,228
After 2017	15,300

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2012	2011
Currency translation	$12,040	$10,057
Pension liability	(166,479)	(151,376)
Postretirement benefits liability	(12,375)	(9,045)
Accumulated other comprehensive loss	$(166,814)	$(150,364)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2012 and 2011, adjusted for the declaration of stock dividends of twenty percent (20%) and ten percent (10%) in 2012 and 2011, respectively, is as follows:

	2012
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,280,247	$1,381,417	$1,389,292	$1,362,325
Gross margin	$246,813	$258,675	$256,246	$256,628
Net income attributable to the Company	$16,355	$42,788	$20,012	$7,136
Net income attributable to the Company per share of common stock (A)	$1.05	$2.74	$1.29	$0.46
(A)  All periods adjusted for a twenty percent (20%) stock dividend declared in December 2012.  Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2012 were 13,012,497, 13,021,478, and 12,973,095 respectively.

	2011
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,187,168	$1,370,970	$1,457,971	$1,358,691
Gross margin	$225,950	$248,741	$268,244	$252,324
Net income attributable to the Company	$11,528	$23,921	$32,546	$13,430
Net income attributable to the Company per share of common stock (B)	$0.74	$1.55	$2.11	$0.87
 (B) All periods adjusted for twenty percent (20%) stock dividend declared in December 2012 and a ten percent (10%) stock dividend declared in December 2011.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2011 were 11,723,618, 11,714,133, 11,704,135, and 12,857,950, respectively.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012 was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2013 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1– Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2013 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2012 Annual Report on Form 10-K.

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2012 (page 22)

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012 (page 23).

		(iii)	Consolidated Balance Sheets, as of December 31, 2012 and 2011 (page 24).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012 (page 25).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2012 (page 26).

		(vi)	Notes to Consolidated Financial Statements (pages 27 to 44).

		(vii)	Report of Independent Registered Public Accounting Firm (page 21).

	2.	Index to Financial Schedules

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

Voting Trust Agreement dated as of March 16, 2007, a form of which is attached as Annex A to the Prospectus dated January 18, 2007, constituting a part of the Company’s Registration Statement on Form S-1 (Registration No. 333-139992), and incorporated herein by reference.

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
Credit Agreement, dated as of September 28, 2011 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated September 28, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March 2013.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 14, 2013.

/s/ K. M. MAZZARELLA	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ R. R. HARWOOD	Director, Senior Vice President and Chief Financial Officer
(R. R. Harwood)	(Principal Financial Officer)

/s/ D. R. SHEFF	Assistant Controller
(D. R. Sheff)	(Principal Accounting Officer)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ D. G. MAXWELL	Director
(D. G. Maxwell)

/s/ B. L. PROPST	Director
(B. L. Propst)

Index of Exhibits

(3)	(i) Articles of Incorporation

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

Voting Trust Agreement dated as of March 16, 2007, a form of which is attached as Annex A to the Prospectus dated January 18, 2007, constituting a part of the Company’s Registration Statement on Form S-1 (Registration No. 333-139992), and incorporated herein by reference.

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
Credit Agreement, dated as of September 28, 2011 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated September 28, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

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