Form 10-Q
period 2013-03-31
GRAYBAR ELECTRIC CO INC
filed 2013-05-10
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
YES☐ NO☒

Common Stock Outstanding at April 30, 2013: 15,553,208
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2013
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2013	2012
Gross Sales	$1,287,905	$1,285,386
Cash discounts	(4,983)	(5,139)
Net Sales	1,282,922	1,280,247
Cost of merchandise sold	(1,047,090)	(1,033,434)
Gross Margin	235,832	246,813
Selling, general and administrative expenses	(213,780)	(212,735)
Depreciation and amortization	(9,017)	(7,790)
Other income, net	557	1,892
Income from Operations	13,592	28,180
Interest expense, net	(363)	(777)
Income before Provision for Income Taxes	13,229	27,403
Provision for income taxes	(5,250)	(10,974)
Net Income	7,979	16,429
Less: Net income attributable to noncontrolling interests	(33)	(74)
Net Income attributable to Graybar Electric Company, Inc.	$7,946	$16,355
Net Income per share of Common Stock (A)	$0.51	$1.05
Cash Dividends per share of Common Stock (B)	$0.30	$0.30
Average Common Shares Outstanding (A)	15,634	15,614

(A)
Adjusted for the declaration of a twenty percent (20%) stock dividend in 2012, shares related to which were issued in February 2013.  Prior to the adjustment, the average common shares outstanding were 13,012 for the three months ended March 31, 2012.

(B)	Cash dividends declared were $4,700 and $3,921 for the three months ended March 31, 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2013	2012
Net Income	$7,979	$16,429
Other Comprehensive Income
Foreign currency translation	(1,595)	1,738
Pension and postretirement benefits liability adjustment
(net of tax of $2,568 and $2,101, respectively)	4,032	3,299
Total Other Comprehensive Income	2,437	5,037
Comprehensive Income	$10,416	$21,466
Comprehensive loss attributable to noncontrolling interests, net of tax	35	84
Comprehensive Income attributable to
Graybar Electric Company, Inc.	$10,451	$21,550

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2013	December 31, 2012
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$52,013	$37,674
Trade receivables (less allowances of $7,253 and $6,868, respectively)			751,303	764,130
Merchandise inventory			429,694	416,753
Other current assets			23,871	25,442
Total Current Assets			1,256,881	1,243,999
Property, at cost
Land			66,809	65,821
Buildings			395,934	393,399
Furniture and fixtures			221,202	212,650
Software			76,906	76,906
Capital leases			11,779	11,463
Total Property, at cost			772,630	760,239
Less – accumulated depreciation and amortization			(409,135)	(402,233)
Net Property			363,495	358,006
Other Non-current Assets			79,300	83,932
Total Assets			$1,699,676	$1,685,937
LIABILITIES
Current Liabilities
Short-term borrowings			$52,530	$71,116
Current portion of long-term debt			9,882	10,005
Trade accounts payable			602,528	555,868
Accrued payroll and benefit costs			92,035	109,250
Other accrued taxes			15,555	11,748
Other current liabilities			60,459	61,315
Total Current Liabilities			832,989	819,302
Postretirement Benefits Liability			77,177	77,036
Pension Liability			163,122	167,223
Long-term Debt			1,670	1,990
Other Non-current Liabilities			15,555	20,170
Total Liabilities			1,090,513	1,085,721
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2013	December 31, 2012
Common, stated value $20.00 per share
Authorized	20,000,000	20,000,000
Issued to voting trustees	13,110,459	12,844,501
Issued to shareholders	2,766,686	2,740,489
In treasury, at cost	(232,282)	(84,566)
Outstanding Common Stock	15,644,863	15,500,424	312,897	310,008
Advance Payments on Subscriptions to Common Stock			405	—
Retained Earnings			457,016	453,770
Accumulated Other Comprehensive Loss			(164,309)	(166,814)
Total Graybar Electric Company, Inc. Shareholders’ Equity			606,009	596,964
Noncontrolling Interests			3,154	3,252
Total Shareholders’ Equity			609,163	600,216
Total Liabilities and Shareholders’ Equity			$1,699,676	$1,685,937

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2013	2012
Cash Flows from Operations
Net Income	$7,979	$16,429
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,017	7,790
Deferred income taxes	(528)	(305)
Net gains on disposal of property	(21)	(1,289)
Loss on impairment of property	—	175
Net income attributable to noncontrolling interests	(33)	(74)
Changes in assets and liabilities:
Trade receivables	12,827	66,067
Merchandise inventory	(12,941)	(37,360)
Other current assets	1,519	907
Other non-current assets	2,644	(226)
Trade accounts payable	46,660	(10,853)
Accrued payroll and benefit costs	(17,215)	(25,314)
Other current liabilities	1,949	12,776
Other non-current liabilities	(1,975)	6,276
Total adjustments to net income	41,903	18,570
Net cash provided by operations	49,882	34,999
Cash Flows from Investing Activities
Proceeds from disposal of property	34	1,377
Capital expenditures for property	(14,763)	(10,497)
Net cash used by investing activities	(14,729)	(9,120)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(18,586)	47,558
Repayment of long-term debt	—	(27,715)
Principal payments under capital leases	(759)	(729)
Sale of common stock	6,248	5,619
Purchases of common stock	(2,954)	(1,542)
Purchases of noncontrolling interests’ common stock	(63)	(2,762)
Dividends paid	(4,700)	(16,864)
Net cash (used) provided by financing activities	(20,814)	3,565
Net Increase in Cash	14,339	29,444
Cash, Beginning of Year	37,674	71,967
Cash, End of Period	$52,013	$101,411

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$316	$341

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			16,355		74	16,429
Other comprehensive
income				5,195	(158)	5,037
Stock issued	5,250					5,250
Stock purchased	(1,542)				(2,762)	(4,304)
Advance payments		369				369
Dividends declared			(3,921)			(3,921)
March 31, 2012	$261,338	$369	$470,573	$(145,169)	$3,143	$590,254

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			7,946		33	7,979
Other comprehensive
income				2,505	(68)	2,437
Stock issued	5,843					5,843
Stock purchased	(2,954)				(63)	(3,017)
Advance payments		405				405
Dividends declared			(4,700)			(4,700)
March 31, 2013	$312,897	$405	$457,016	$(164,309)	$3,154	$609,163

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies conform to generally accepted accounting principles in the US (“US GAAP”) and are applied on a consistent basis among all periods presented. Significant accounting policies are described below.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2013 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2012, included in the Company’s latest Annual Report on Form 10-K.

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

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since March 31, 2013 that require recognition or disclosure in these financial statements.

 Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  The Company’s standard shipping terms are FOB shipping point, under which product title passes to the customer at the time of shipment.  The Company does, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  The Company also earns revenue for services provided to customers for supply chain management and logistics services.  Service revenue is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

Foreign Currency Exchange Rate

The functional currency for the Company’s Canadian subsidiary is the Canadian dollar.  Accordingly, its balance sheet amounts are translated at the exchange rates in effect at the end of each reporting period and its statements of income amounts are translated at the average rates of exchange prevailing during the current period.  Currency translation adjustments are included in accumulated other comprehensive loss.

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013 and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the quarter ended March 31, 2013 other than additional disclosures contained in Note 7.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,205 and $1,195 in interest and penalties in its condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with US GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”). The Company's 2008 and 2009 federal income tax returns are currently under examination. On May 1, 2013 the Company received the revenue agent's report, commonly referred to as a “30-day letter”. The Company disputes the proposed adjustments and intends to pursue its appeal option. The Company continues to believe its reserve for uncertain tax benefits is adequate at March 31, 2013. The Company has agreed to extend its federal statute of limitations for the 2008 tax year until May 31, 2014. In addition, an examination by the IRS of the Company's 2010 and 2011 federal income tax returns commenced in April 2013.

The Company's state income tax returns for 2008 through 2012 remain subject to examination by various state authorities, with the latest period closing on December 31, 2017. The Company has not extended the statutes of limitations with respect to years prior to 2008. Such statutes of limitations will expire on or before December 31, 2013, unless extended.

The Company’s unrecognized tax benefits of $3,519 and $3,530 at March 31, 2013 and December 31, 2012, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At March 31, 2013, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

5. REVOLVING CREDIT FACILITY

On March 31, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

At March 31, 2013, the Company had total letters of credit of $8,922 outstanding, of which $747 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $52,530 and $71,116 in short-term borrowings outstanding under the revolving credit facility at March 31, 2013 and December 31, 2012, respectively.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage, with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2013 and 2012.

The net periodic benefit cost for the three months ended March 31, 2013 and 2012 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$6,525	$5,575	$675	$650
Interest cost	5,975	6,325	725	850
Expected return on plan assets	(5,975)	(5,925)	—	—
Amortization of:
Net actuarial loss	6,325	5,150	475	425
Prior service cost (gain)	350	350	(550)	(525)
Net periodic benefit cost	$13,200	$11,475	$1,325	$1,400
The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended March 31, 2013 and 2012. Additional contributions totaling $30,800 are expected to be paid during the remainder of 2013.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following represents amounts reclassified out of accumulated other comprehensive income (loss):

Three months Ended March 31, 2012
	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,575	$(175)	$5,400
Tax expense	(2,169)	68	(2,101)
Total reclassifications for the period, net of tax	$3,406	$(107)	$3,299

Three months Ended March 31, 2013
	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$6,800	$(200)	$6,600
Tax expense	(2,646)	78	(2,568)
Total reclassifications for the period, net of tax	$4,154	$(122)	$4,032

The following represents the activity included in accumulated other comprehensive income (loss):

	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1, 2012	$10,057	$(160,421)	$(150,364)
Other comprehensive income before reclassifications	1,896	—	1,896
Amounts reclassified from accumulated other comprehensive income	—	3,299	3,299
Net current-period other comprehensive income	1,896	3,299	5,195
Ending balance March 31, 2012	$11,953	$(157,122)	$(145,169)

	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1, 2013	$12,040	$(178,854)	$(166,814)
Other comprehensive income before reclassifications	(1,527)	—	(1,527)
Amounts reclassified from accumulated other comprehensive income	—	4,032	4,032
Net current-period other comprehensive income	(1,527)	4,032	2,505
Ending balance March 31, 2013	$10,513	$(174,822)	$(164,309)

8. ASSETS HELD FOR SALE

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,660 and $3,034 at March 31, 2013 and December 31, 2012, respectively, and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment losses during the three-month period ended March 31, 2013 and impairment losses of $175 to account for the expected losses on one of the properties held for sale during the three-month period ended March 31, 2012. The impairment losses are included in other income, net in the condensed consolidated statement of income for the three months ended March 31, 2012.

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial metal commodities; disruptions in the Company’s sources of supply; a sustained interruption in the operation of the Company’s information systems; increased funding or expenses related to Company's pension plan; adverse legal proceedings or other claims; and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state, and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others, and the Company neither manufactures nor contracts to manufacture any products it sells.  The Company’s business activity is primarily with customers in the US.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

The North American economy experienced moderate growth in the first quarter of 2013. Certain aspects of the economy showed signs of improvement, including the US unemployment rate and residential investment. However, uncertainty with regard to US fiscal policy continued to negatively impact the markets Graybar serves.

Graybar's net sales grew $2,675 or 0.2% for the three months ended March 31, 2013, compared to the same three month period in 2012. Impacting the nominal sales growth during the period were continued economic uncertainty and one less business day in the first quarter of 2013 when compared to the first quarter of 2012. The number of working days and changes in the LIFO reserve for inventory negatively impacted first quarter 2013 gross margin, which was $10,981 or 4.4% less than the first quarter 2012.

The Company expects organic growth in sales and gross margin to outpace the forecasted rate of growth of the gross domestic product during 2013.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$1,282,922	100.0%	$1,280,247	100.0%
Cost of merchandise sold	(1,047,090)	(81.6)	(1,033,434)	(80.7)
Gross Margin	235,832	18.4	246,813	19.3
Selling, general and administrative expenses	(213,780)	(16.7)	(212,735)	(16.6)
Depreciation and amortization	(9,017)	(0.7)	(7,790)	(0.6)
Other income, net	557	0.1	1,892	0.1
Income from Operations	13,592	1.1	28,180	2.2
Interest expense, net	(363)	(0.1)	(777)	(0.1)
Income before Provision for Income Taxes	13,229	1.0	27,403	2.1
Provision for income taxes	(5,250)	(0.4)	(10,974)	(0.8)
Net Income	7,979	0.6	16,429	1.3
Less: Net income attributable to noncontrolling interests	(33)	—	(74)	—
Net Income attributable to Graybar Electric Company, Inc.	$7,946	0.6%	$16,355	1.3%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales totaled $1,282,922 for the quarter ended March 31, 2013, compared to $1,280,247 for the quarter ended March 31, 2012, an increase of $2,675, or 0.2%.  Net sales to the electrical market sector for the three months ended March 31, 2013 increased 1.2%, while net sales to the comm/data market sector decreased 2.3%, compared to the same three-month period of 2012.

Gross margin decreased $10,981, or 4.4%, to $235,832 from $246,813 primarily due to one less business day in the first quarter of 2013, compared to the same period of 2012, as well as an increase in the LIFO reserve for the three months ended March 31, 2013.  The Company’s gross margin as a percent of net sales totaled 18.4% for the three months ended March 31, 2013, down from 19.3% for the three months ended March 31, 2012.

Selling, general and administrative expenses increased $1,045, or 0.5%, to $213,780 in the first quarter of 2013 from $212,735 in the first quarter of 2012, due to a higher provision for allowance for doubtful accounts for the three months ended March 31, 2013, and recoveries of previously written-off bad debt in 2012, which did not repeat in 2013.  Selling, general and administrative expenses as a percentage of net sales were 16.7% in the first quarter of 2013, up from 16.6% of net sales in the first quarter of 2012.

Depreciation and amortization expenses for the three months ended March 31, 2013 increased $1,227, or 15.8%, to $9,017 from $7,790 in the first quarter of 2012 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended March 31, 2013, compared to 0.6% for the three months ended March 31, 2012.

Other income, net totaled $557 for the three months ended March 31, 2013, compared to $1,892 for the three months ended March 31, 2012.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was primarily due to gains on the disposal of real property of $1,289 that occurred during the three month period ended March 31, 2012 that did not repeat for the three month period ended March 31, 2013.

Income from operations totaled $13,592 for the three months ended March 31, 2013, a decrease of $14,588, or 51.8%, from $28,180 for the three months ended March 31, 2012.  The decrease was due to a decrease in gross margin, combined with increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $414, or 53.3%, to $363 for the three months ended March 31, 2013 from $777 for the three months ended March 31, 2012.  This reduction was due to a lower level of outstanding long-term debt in the first quarter of 2013, compared to the same period of 2012.  Long-term debt outstanding, including the current portion, was $11,552 at March 31, 2013, compared to $23,732 at March 31, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $13,229 for the three months ended March 31, 2013, a decrease of $14,174, or 51.7%, compared to $27,403 for the three months ended March 31, 2012.

The Company’s total provision for income taxes decreased $5,724, or 52.2%, to $5,250 for the three months ended March 31, 2013, compared to $10,974 for the same period of 2012.  The Company’s effective tax rate was 39.7% for the three months ended March 31, 2013, down from 40.0% for the same period of 2012.  This decrease was attributable to the decrease in pretax income and return to provision adjustments for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2013 decreased $8,409, or 51.4%, to $7,946 from $16,355 for the three months ended March 31, 2012.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $49,882 for the three-month period ended March 31, 2013, compared to $34,999 provided by operations during the three months ended March 31, 2012.  Positive cash flows from operations for the three months ended March 31, 2013 were primarily due to net income of $7,979, an increase in trade accounts payable of $46,660, and a decrease in trade receivables of $12,827, partially offset by an increase in merchandise inventory of $12,941 and a decrease in accrued payroll and benefit costs of $17,215.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2013 increased moderately compared to the same three-month period ended March 31, 2012.  Merchandise inventory turnover declined modestly for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to a higher merchandise inventory levels at March 31, 2013 compared to March 31, 2012.

Current assets exceeded current liabilities by $423,892 at March 31, 2013, a decrease of $805, or 0.2%, from $424,697 at December 31, 2012.

Investing Activities

Net cash used by investing activities totaled $14,729 for the three months ended March 31, 2013, compared to net cash used by investing activities of $9,120 for the same period of 2012.  Capital expenditures for property were $14,763 and

$10,497, and proceeds from the disposal of property were $34 and $1,377, for the three months ended March 31, 2013 and 2012, respectively.  The proceeds received for the three months ended March 31, 2013 were primarily from the sale of personal property. Proceeds received during the three months ended March 31, 2012 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $20,814 for the three months ended March 31, 2013, compared to net cash provided by financing activities of $3,565 for the three months ended March 31, 2012.

Cash used to reduce short-term borrowings was $18,586 for the three months ended March 31, 2013, compared to cash provided by short-term borrowings of $47,558 for the three months ended March 31, 2012. The Company made payments on capital lease obligations of $759 during the three months ended March 31, 2013.  The Company did not have any payments due on long-term debt for the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company made payments on long-term debt of $27,715 and capital lease obligations of $729.

Cash provided by the sale of common stock amounted to $6,248 and $5,619, and purchases of stock to be held in treasury were $2,954 and $1,542, for the three months ended March 31, 2013 and 2012, respectively.  Cash dividends paid were $4,700 and $16,864 for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash dividends paid for the three months ended March 31, 2013, was due to the decision to pay the fourth quarter cash dividend in 2012 as opposed to the first quarter of 2013.

Cash paid for noncontrolling interests' common stock totaled $63 and $2,762 during the three months ended March 31, 2013 and 2012, respectively.
Cash and cash equivalents were $52,013 at March 31, 2013, compared to $37,674 at December 31, 2012, an increase of $14,339, or 38.1%.

Liquidity

 On March 31, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a US swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in US or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $52,530 and $71,116 in short-term borrowings outstanding under the revolving credit facility at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the Company had unused lines of credit amounting to $447,470 available, compared to $428,884 at December 31, 2012.   These lines are available to meet the short-term cash requirements of the Company and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the three months ended March 31, 2013 and 2012 ranged from a minimum of $27,530 and $35,105 to a maximum of $79,462 and $90,120, respectively.

The revolving credit facility and certain other note agreements contain various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of March 31, 2013 and December 31, 2012.

New Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013 and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the quarter ended March 31, 2013 other than additional disclosures contained in Note 7 in the Notes to Condensed Financial Statements.

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

The Company’s healthcare costs have increased due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits. Moreover, the elimination of the lifetime dollar limits per covered individual, as well as other standard requirements of the Acts, will also likely cause the Company’s healthcare costs to increase in the future. In 2013, the Company is accruing for increased costs due to annual fees imposed by the Acts. The planned enactment of the excise tax on “high cost” healthcare plans in 2018 may also cause the Company's healthcare costs to increase further.

The Company expects the general trend in healthcare costs to continue to rise, and the effects of the Acts, and any future legislation, could materially impact the cost of providing healthcare benefits for many employers, including the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At March 31, 2013, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2013	27,349	$20.00	N/A
February 1 to February 28, 2013	81,281	$20.00	N/A
March 1 to March 31, 2013	39,086	$20.00	N/A
Total	147,716	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through March 14, 2013, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

GRAYBAR ELECTRIC COMPANY, INC.

May 10, 2013	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2013	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 9, 2011 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a) By-laws as amended through March 14, 2013, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

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