Form 10-Q
period 2013-06-30
GRAYBAR ELECTRIC CO INC
filed 2013-08-12
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
YES☐ NO☒

Common Stock Outstanding at July 31, 2013: 15,473,958
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2013
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2013	2012	2013	2012
Gross Sales	$1,473,765	$1,386,830	$2,761,670	$2,672,216
Cash discounts	(5,657)	(5,413)	(10,640)	(10,552)
Net Sales	1,468,108	1,381,417	2,751,030	2,661,664
Cost of merchandise sold	(1,204,143)	(1,122,742)	(2,251,233)	(2,156,176)
Gross Margin	263,965	258,675	499,797	505,488
Selling, general and administrative expenses	(218,379)	(209,487)	(432,159)	(422,222)
Depreciation and amortization	(9,000)	(8,164)	(18,017)	(15,954)
Other income, net	645	30,181	1,202	32,073
Income from Operations	37,231	71,205	50,823	99,385
Interest expense, net	(401)	(683)	(764)	(1,460)
Income before Provision for Income Taxes	36,830	70,522	50,059	97,925
Provision for income taxes	(14,904)	(27,665)	(20,154)	(38,639)
Net Income	21,926	42,857	29,905	59,286
Less: Net income attributable to noncontrolling interests	(35)	(69)	(68)	(143)
Net Income attributable to Graybar Electric Company, Inc.	$21,891	$42,788	$29,837	$59,143
Net Income per share of Common Stock (A)	$1.40	$2.74	$1.91	$3.79
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding (A)	15,578	15,625	15,597	15,616

(A)
Adjusted for the declaration of a twenty percent (20%) stock dividend in 2012, shares related to which were issued in February 2013.  Prior to the adjustment, the average common shares outstanding were 13,021 and 13,013 for the three and six months ended June 30, 2012, respectively.

(B)
Cash dividends declared were $4,676 and $3,912 for the three months ended June 30, 2013 and 2012, respectively. Cash dividends declared were $9,376 and $7,833 for the six months ended June 30, 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2013	2012	2013	2012
Net Income	$21,926	$42,857	$29,905	$59,286
Other Comprehensive Income
Foreign currency translation	(2,587)	(1,963)	(4,182)	(225)
Pension and postretirement benefits liability adjustment
(net of tax of $2,754, $2,185, $5,322 and $4,286, respectively)	4,326	3,433	8,358	6,732
Total Other Comprehensive Income	1,739	1,470	4,176	6,507
Comprehensive Income	$23,665	$44,327	$34,081	$65,793
Comprehensive loss attributable to noncontrolling interests, net of tax	57	16	92	100
Comprehensive Income attributable to
Graybar Electric Company, Inc.	$23,722	$44,343	$34,173	$65,893

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			6/30/2013	12/31/2012
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$44,498	$37,674
Trade receivables (less allowances of $7,098 and $6,868, respectively)			860,666	782,390
Merchandise inventory			439,007	416,753
Other current assets			26,689	25,442
Total Current Assets			1,370,860	1,262,259
Property, at cost
Land			66,801	65,821
Buildings			399,132	393,399
Furniture and fixtures			223,659	212,650
Software			76,906	76,906
Capital leases			13,252	11,463
Total Property, at cost			779,750	760,239
Less – accumulated depreciation and amortization			(414,519)	(402,233)
Net Property			365,231	358,006
Other Non-current Assets			79,110	83,932
Total Assets			$1,815,201	$1,704,197
LIABILITIES
Current Liabilities
Short-term borrowings			$83,677	$71,116
Current portion of long-term debt			2,514	10,005
Trade accounts payable			701,476	573,252
Accrued payroll and benefit costs			52,143	109,250
Other accrued taxes			18,923	11,748
Other current liabilities			70,871	61,315
Total Current Liabilities			929,604	836,686
Postretirement Benefits Liability			77,477	77,036
Pension Liability			158,607	167,223
Long-term Debt			2,368	1,990
Other Non-current Liabilities			20,283	21,046
Total Liabilities			1,188,339	1,103,981
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	6/30/2013	12/31/2012
Common, stated value $20.00 per share
Authorized	50,000,000	20,000,000
Issued to voting trustees	13,217,044	12,844,501
Issued to shareholders	2,779,499	2,740,489
In treasury, at cost	(435,848)	(84,566)
Outstanding Common Stock	15,560,695	15,500,424	311,214	310,008
Advance Payments on Subscriptions to Common Stock			805	—
Retained Earnings			474,231	453,770
Accumulated Other Comprehensive Loss			(162,478)	(166,814)
Total Graybar Electric Company, Inc. Shareholders’ Equity			623,772	596,964
Noncontrolling Interests			3,090	3,252
Total Shareholders’ Equity			626,862	600,216
Total Liabilities and Shareholders’ Equity			$1,815,201	$1,704,197

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2013	2012
Cash Flows from Operations
Net Income	$29,905	$59,286
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	18,017	15,954
Deferred income taxes	(3,990)	1,195
Net gains on disposal of property	(28)	(30,725)
Loss on impairment of property	—	257
Net income attributable to noncontrolling interests	(68)	(143)
Changes in assets and liabilities:
Trade receivables	(78,276)	30,951
Merchandise inventory	(22,254)	(48,841)
Other current assets	(535)	1,572
Other non-current assets	2,778	(588)
Trade accounts payable	128,224	(10,549)
Accrued payroll and benefit costs	(57,107)	(64,232)
Other current liabilities	14,058	25,016
Other non-current liabilities	4,742	4,047
Total adjustments to net income	5,561	(76,086)
Net cash provided (used) by operations	35,466	(16,800)
Cash Flows from Investing Activities
Proceeds from disposal of property	123	33,302
Capital expenditures for property	(24,989)	(21,652)
Net cash (used) provided by investing activities	(24,866)	11,650
Cash Flows from Financing Activities
Net increase in short-term borrowings	12,561	58,543
Repayment of long-term debt	(7,386)	(35,101)
Principal payments under capital leases	(1,516)	(1,418)
Sale of common stock	9,036	8,323
Purchases of common stock	(7,025)	(4,736)
Purchases of noncontrolling interests’ common stock	(70)	(2,808)
Dividends paid	(9,376)	(20,776)
Net cash (used) provided by financing activities	(3,776)	2,027
Net Increase (Decrease) in Cash	6,824	(3,123)
Cash, Beginning of Year	37,674	71,967
Cash, End of Period	$44,498	$68,844

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,789	$564

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			59,143		143	59,286
Other comprehensive
income				6,750	(243)	6,507
Stock issued	7,555					7,555
Stock purchased	(4,736)				(2,808)	(7,544)
Advance payments		768				768
Dividends declared			(7,833)			(7,833)
June 30, 2012	$260,449	$768	$509,449	$(143,614)	$3,081	$630,133

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			29,837		68	29,905
Other comprehensive
income				4,336	(160)	4,176
Stock issued	8,231					8,231
Stock purchased	(7,025)				(70)	(7,095)
Advance payments		805				805
Dividends declared			(9,376)			(9,376)
June 30, 2013	$311,214	$805	$474,231	$(162,478)	$3,090	$626,862

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others, and the Company neither manufactures nor contracts to manufacture any products that it sells.  The Company’s business activity is primarily with customers in the United States of America (“U.S.”).  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies conform to generally accepted accounting principles in the U.S. (“U.S. GAAP”) and are applied on a consistent basis among all periods presented. Significant accounting policies are described below.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2013 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2012, included in the Company’s latest Annual Report on Form 10-K.

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

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2013 that require recognition or disclosure in these financial statements.

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

Fair Value

The Company endeavors to utilize the best available information in measuring fair value.  U.S. GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  The Company has used fair value measurements to value its pension plan assets.

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013 and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the quarter and year ended June 30, 2013, other than additional disclosures contained in Note 7.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,238 and $1,195 in interest and penalties in its condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”). The IRS completed its examination of the Company's 2008 and 2009 federal income tax returns. On May 1, 2013, the Company received the revenue agent's report, commonly referred to as a “30-day letter”. The Company disputes some of the proposed adjustments raised in the revenue agent's report and has filed a protest. In July, the Company received the revenue agent's rebuttal and is currently awaiting appeal proceedings. The Company continues to believe its reserve for uncertain tax benefits is adequate at June 30, 2013. The Company has agreed to extend its federal statute of limitations for the 2008 tax year until May 31, 2014. In addition, an examination by the IRS of the Company's 2010 and 2011 federal income tax returns commenced in April 2013.

The Company's state income tax returns for 2008 through 2012 remain subject to examination by various state authorities, with the latest period closing on December 31, 2017. The Company has not extended the statutes of limitations with respect to years prior to 2008. Such statutes of limitations will expire on or before December 31, 2013, unless extended.

The Company’s unrecognized tax benefits of $3,689 and $3,530 at June 30, 2013 and December 31, 2012, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At June 30, 2013, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

At the Company’s annual meeting of shareholders on June 13, 2013, the shareholders approved an amendment to the Company’s amended Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

5. REVOLVING CREDIT FACILITY

On June 30, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

On May 29, 2013, the Company and Graybar Canada Limited amended the Credit Agreement to clarify that the Canadian Dealer Offered Rate ("CDOR") would replace Canadian LIBOR, which was discontinued by the British Bankers' Association after May 31, 2013. Effective on the amendment date, borrowings by the Canadian borrower denominated in Canadian dollars under the Credit Agreement bear interest based on, at the Canadian borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) CDOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. Borrowings by the Company are unaffected by this amendment to the Credit Agreement.
At June 30, 2013, the Company had total letters of credit of $8,898 outstanding, of which $723 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $83,677 and $71,116 in short-term borrowings outstanding under the revolving credit facility at June 30, 2013 and December 31, 2012, respectively.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage, with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2013 and December 31, 2012.

The net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$5,534	$5,532	$647	$518
Interest cost	5,982	6,123	711	828
Expected return on plan assets	(5,979)	(5,910)	—	—
Amortization of:
Net actuarial loss	6,860	5,408	422	435
Prior service cost (gain)	338	340	(540)	(565)
Net periodic benefit cost	$12,735	$11,493	$1,240	$1,216

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$12,059	$11,107	$1,322	$1,168
Interest cost	11,957	12,448	1,436	1,678
Expected return on plan assets	(11,954)	(11,835)	—	—
Amortization of:
Net actuarial loss	13,185	10,558	897	860
Prior service cost (gain)	688	690	(1,090)	(1,090)
Net periodic benefit cost	$25,935	$22,968	$2,565	$2,616
The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended June 30, 2013 and 2012. Contributions made during the six-month periods ended June 30, 2013 and 2012 each totaled $20,000. Additional contributions totaling $20,800 are expected to be paid during the remainder of 2013.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following represents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$7,282	$(202)	$7,080	$5,843	$(225)	$5,618
Tax expense	(2,833)	79	(2,754)	(2,273)	88	(2,185)
Total reclassifications for the period, net of tax	$4,449	$(123)	$4,326	$3,570	$(137)	$3,433

The following represents amounts reclassified out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$14,082	$(402)	$13,680	$11,418	$(400)	$11,018
Tax expense	(5,478)	156	(5,322)	(4,442)	156	(4,286)
Total reclassifications for the period, net of tax	$8,604	$(246)	$8,358	$6,976	$(244)	$6,732
The following tables represent the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1	$10,513	$(174,822)	$(164,309)	$11,953	$(157,122)	$(145,169)
Other comprehensive income before reclassifications	(2,495)	—	(2,495)	(1,878)	—	(1,878)
Amounts reclassified from accumulated other comprehensive income	—	4,326	4,326	—	3,433	3,433
Net current-period other comprehensive income	(2,495)	4,326	1,831	(1,878)	3,433	1,555
Ending balance June 30	$8,018	$(170,496)	$(162,478)	$10,075	$(153,689)	$(143,614)

The following tables represent the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1	$12,040	$(178,854)	$(166,814)	$10,057	$(160,421)	$(150,364)
Other comprehensive income before reclassifications	(4,022)	—	(4,022)	18	—	18
Amounts reclassified from accumulated other comprehensive income	—	8,358	8,358	—	6,732	6,732
Net current-period other comprehensive income	(4,022)	8,358	4,336	18	6,732	6,750
Ending balance June 30	$8,018	$(170,496)	$(162,478)	$10,075	$(153,689)	$(143,614)

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,660 and $3,034 at June 30, 2013 and December 31, 2012, respectively, and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment charges during the three- and six-month periods ended June 30, 2013. The Company recorded impairment losses totaling $82 and $257, respectively, to account for the expected losses on two of the properties held for sale during the three- and six-month periods ended June 30, 2012. The impairment losses are included in other income, net in the condensed consolidated statement of income for the three and six months ended June 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to various claims, disputes, and administrative and legal matters incidental to the Company’s past and current business activities.  As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

The Company accounts for loss contingencies in accordance with U.S. GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred, but the estimate of the loss is a wide range.  If the Company deems some amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.  While the Company believes that none of these claims, disputes, and administrative and legal matters will have a material adverse effect on its financial position, these matters are uncertain and the Company cannot at this time determine whether the financial impact, if any, of these matters will be material to its results of operations in the period during which such matters are resolved or a better estimate becomes available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K for such period as filed with the United States ("U.S.") Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

Background

Graybar Electric Company, Inc. (“Graybar” or the “Company”) is a New York corporation, incorporated in 1925.  The Company is engaged in the distribution of electrical, communications and data networking (“comm/data”) products, and the provision of related supply chain management and logistics services, primarily to electrical and comm/data contractors, industrial plants, federal, state, and local governments, commercial users, telephone companies, and power utilities in North America.  All products sold by the Company are purchased by the Company from others, and the Company neither manufactures nor contracts to manufacture any products it sells.  The Company’s business activity is primarily with customers in the U.S.  Graybar also has subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

The U.S. economy was sluggish in the second quarter registering a rate of growth of approximately 1.7% in annualized gross domestic product. Growth in consumer spending was muted in the first half of 2013 primarily due to continued high unemployment and tax increases. Improvement, albeit slight, is expected through the end of the year as the effects of the U.S. Government sequester continue to weigh on the economy.

Graybar's net sales rose 3.4% during the six months ended June 30, 2013, compared to the same period in 2012. Gross margin decreased 1.1% during the first half of 2013, compared to the six months ended June 30, 2012. Growth in net sales and gross margin improved to 6.3% and 2.0%, respectively, during the second quarter of 2013, compared to the same period in 2012. For the six months ended June 30, 2013, gross margin decreased due to increased competitive pressures and higher product costs. This resulted in a decline in gross margin as a percentage of net sales to 18.2% for the six months ended June 30, 2013 from 19.0% for the same period in 2012.
The Company expects organic growth in net sales to outpace the forecasted rate of growth of the U.S. gross domestic product during 2013.
Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$1,468,108	100.0%	$1,381,417	100.0%
Cost of merchandise sold	(1,204,143)	(82.0)	(1,122,742)	(81.3)
Gross Margin	263,965	18.0	258,675	18.7
Selling, general and administrative expenses	(218,379)	(14.9)	(209,487)	(15.2)
Depreciation and amortization	(9,000)	(0.6)	(8,164)	(0.5)
Other income, net	645	—	30,181	2.2
Income from Operations	37,231	2.5	71,205	5.2
Interest expense, net	(401)	—	(683)	(0.1)
Income before Provision for Income Taxes	36,830	2.5	70,522	5.1
Provision for income taxes	(14,904)	(1.1)	(27,665)	(2.0)
Net Income	21,926	1.4	42,857	3.1
Less: Net income attributable to noncontrolling interests	(35)	—	(69)	—
Net Income attributable to Graybar Electric Company, Inc.	$21,891	1.4%	$42,788	3.1%

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$2,751,030	100.0%	$2,661,664	100.0%
Cost of merchandise sold	(2,251,233)	(81.8)	(2,156,176)	(81.0)
Gross Margin	499,797	18.2	505,488	19.0
Selling, general and administrative expenses	(432,159)	(15.7)	(422,222)	(15.9)
Depreciation and amortization	(18,017)	(0.7)	(15,954)	(0.6)
Other income, net	1,202	—	32,073	1.2
Income from Operations	50,823	1.8	99,385	3.7
Interest expense, net	(764)	—	(1,460)	(0.1)
Income before Provision for Income Taxes	50,059	1.8	97,925	3.6
Provision for income taxes	(20,154)	(0.7)	(38,639)	(1.4)
Net Income	29,905	1.1	59,286	2.2
Less: Net income attributable to noncontrolling interests	(68)	—	(143)	—
Net Income attributable to Graybar Electric Company, Inc.	$29,837	1.1%	$59,143	2.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales totaled $1,468,108 for the quarter ended June 30, 2013, compared to $1,381,417 for the quarter ended June 30, 2012, an increase of $86,691, or 6.3%.  Net sales to the electrical market sector for the three months ended June 30, 2013 increased 9.4%, while net sales to the comm/data market sector decreased 0.8%, compared to the same three-month period of 2012.

Gross margin increased $5,290, or 2.0%, to $263,965 from $258,675 primarily due to increased net sales in the second quarter of 2013, compared to the same period of 2012. The Company’s gross margin as a percent of net sales totaled 18.0% for the three months ended June 30, 2013, down from 18.7% for the three months ended June 30, 2012.

Selling, general and administrative expenses increased $8,892, or 4.2%, to $218,379 in the second quarter of 2013 from $209,487 in the second quarter of 2012, due to higher employment related expenses for the three months ended June 30, 2013.  Selling, general and administrative expenses as a percentage of net sales were 14.9% in the second quarter of 2013, down from 15.2% of net sales in the second quarter of 2012.

Depreciation and amortization expenses for the three months ended June 30, 2013 increased $836, or 10.2%, to $9,000 from $8,164 in the second quarter of 2012 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the three months ended June 30, 2013, compared to 0.5% of net sales for the three months ended June 30, 2012.

Other income, net totaled $645 for the three months ended June 30, 2013, compared to $30,181 for the three months ended June 30, 2012.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was due to gains on the disposal of real property of $29,494 that occurred during the three month period ended June 30, 2012 that did not repeat for the three month period ended June 30, 2013.

Income from operations totaled $37,231 for the three months ended June 30, 2013, a decrease of $33,974, or 47.7%, from $71,205 for the three months ended June 30, 2012.  The decrease was due to the substantial decrease in other income, net, as well as increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset with the increase in gross margin.

Interest expense, net declined $282, or 41.3%, to $401 for the three months ended June 30, 2013 from $683 for the three months ended June 30, 2012.  This reduction was due to a lower level of outstanding long-term debt in the second quarter of 2013, compared to the same period of 2012.  Long-term debt outstanding, including the current portion, was $4,882 at June 30, 2013, compared to $15,880 at June 30, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $36,830 for the three months ended June 30, 2013, a decrease of $33,692, or 47.8%, compared to $70,522 for the three months ended June 30, 2012.

The Company’s total provision for income taxes decreased $12,761, or 46.1%, to $14,904 for the three months ended June 30, 2013, compared to $27,665 for the same period of 2012.  The Company’s effective tax rate was 40.5% for the three months ended June 30, 2013, up from 39.2% for the same period of 2012.  This increase was attributable to the impact of permanent items on projected pretax income, as well as anticipated state taxes, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2013 decreased $20,897, or 48.8%, to $21,891 from $42,788 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales totaled $2,751,030 for the six-month period ended June 30, 2013, compared to $2,661,664 for the six-month period ended June 30, 2012, an increase of $89,366, or 3.4%.  Net sales to the electrical market sector for the six months ended June 30, 2013, increased 5.4%, while net sales to the comm/data sector decreased 1.5%, compared to the same six-month period of 2012.

Gross margin decreased $5,691, or 1.1%, to $499,797 from $505,488 primarily due to higher product costs as well as increased competitive pressures in the first six months of 2013, compared to the same period of 2012.  The Company’s gross margin as a percent of net sales decreased to 18.2% for the six months ended June 30, 2013 from 19.0% for the same period of 2012.

Selling, general and administrative expenses increased $9,937, or 2.4%, to $432,159, for the six-month period ended June 30, 2013, compared to $422,222 for the six-month period ended June 30, 2012, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the six-month period ended June 30, 2013 were 15.7%, down from 15.9% for the same six-month period of 2012.

Depreciation and amortization expenses for the six months ended June 30, 2013 increased $2,063, or 12.9%, to $18,017 from $15,954 for the same six-month period in 2012 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the six months ended June 30, 2013, compared to 0.6% for the same six-month period in 2012.

Other income, net totaled $1,202 for the six-month period ended June 30, 2013, compared to $32,073 for the six months ended June 30, 2012.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net for the six months ended June 30, 2013 was due to a substantial decrease in net gains on the disposal of property. Gains on the disposal of property were $28 for the six months ended June 30, 2013, compared to gains on the disposal of property of $30,725 for the same period of 2012. There were also $257 in impairment losses recorded during the six months ended June 30, 2012. There were no impairment losses recorded for the six months ended June 30, 2013.

Income from operations totaled $50,823 for the six-month period ended June 30, 2013, a decrease of $48,562, or 48.9%, from $99,385 for the six-month period ended June 30, 2012.  The decrease was due to the substantial decrease in other income, net, as well as the decrease in gross margin, and increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $696, or 47.7%, to $764 for the six-month period ended June 30, 2013 from $1,460 for the six months ended June 30, 2012.  This reduction was due to a lower level of outstanding long-term debt during the six months ended June 30, 2013, compared to the same period of 2012.  Long-term debt outstanding, including the current portion, was $4,882 at June 30, 2013, compared to $15,880 at June 30, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $50,059 for the six-month period ended June 30, 2013, a decrease of $47,866, or 48.9%, compared to $97,925 for the six-month period ended June 30, 2012.

The Company’s total provision for income taxes decreased $18,485, or 47.8%, to $20,154 for the six months ended June 30, 2013, compared to $38,639 for the same period in 2012.  The Company’s effective tax rate was 40.3% for the six months ended June 30, 2013, up from 39.5% for the same period in 2012.  This increase was attributable to impact of permanent items on forecasted levels of pretax income, as well as anticipated state taxes for the six months ended June 30, 2013, compared to June 30, 2012.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2013 decreased $29,306, or 49.6%, to $29,837 from $59,143 for the six months ended June 30, 2012.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $35,466 for the six-month period ended June 30, 2013, compared to net cash used by operations of $16,800 during the six months ended June 30, 2012.  Positive cash flows from operations for the six months ended June 30, 2013 were primarily due to net income of $29,905, an increase in trade accounts payable of $128,224, partially offset by an increase in trade receivables of $78,276, increase in merchandise inventory of $22,254 and a decrease in accrued payroll and benefit costs of $57,107.

The average number of days of sales in trade receivables for the three-month period ended June 30, 2013 increased moderately compared to the same three-month period ended June 30, 2012.  Merchandise inventory turnover improved modestly for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due to higher sales volume partially offset by increased merchandise inventory levels at June 30, 2013 compared to June 30, 2012.

Current assets exceeded current liabilities by $441,256 at June 30, 2013, an increase of $15,683, or 3.7%, from $425,573 at December 31, 2012.

Investing Activities

Net cash used by investing activities totaled $24,866 for the six months ended June 30, 2013, compared to net cash provided by investing activities of $11,650 for the same period of 2012.  Capital expenditures for property were $24,989 and $21,652, and proceeds from the disposal of property were $123 and $33,302, for the six months ended June 30, 2013 and 2012, respectively.  The proceeds received for the six months ended June 30, 2013 were primarily from the sale of personal property. Proceeds received during the six months ended June 30, 2012 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $3,776 for the six months ended June 30, 2013, compared to net cash provided by financing activities of $2,027 for the six months ended June 30, 2012.

Cash provided by short-term borrowings was $12,561 and $58,543 for the six months ended June 30, 2013 and 2012, respectively. The Company made payments due on long-term debt of $7,386 and on capital lease obligations of $1,516 during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company made payments on long-term debt of $35,101 and capital lease obligations of $1,418.

Cash provided by the sale of common stock amounted to $9,036 and $8,323, and purchases of stock to be held in treasury were $7,025 and $4,736, for the six months ended June 30, 2013 and 2012, respectively.  Cash dividends paid were $9,376 and $20,776 for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash dividends paid for the six months ended June 30, 2013, was due to the decision to pay the fourth quarter cash dividend in 2012 as opposed to the first quarter of 2013.

Cash paid for noncontrolling interests' common stock totaled $70 and $2,808 during the six months ended June 30, 2013 and 2012, respectively.
Cash and cash equivalents were $44,498 at June 30, 2013, compared to $37,674 at December 31, 2012, an increase of $6,824, or 18.1%.

Liquidity

 On June 30, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $83,677 and $71,116 in short-term borrowings outstanding under the revolving credit facility at June 30, 2013 and December 31, 2012, respectively.

On May 29, 2013, the Company and Graybar Canada Limited amended the Credit Agreement to clarify that the Canadian Dealer Offered Rate ("CDOR") would replace Canadian LIBOR, which was discontinued by the British Bankers' Association after May 31, 2013. Effective on the amendment date, borrowings by the Canadian borrower denominated in Canadian dollars under the Credit Agreement bear interest based on, at the Canadian borrower's election, either (i) the base rate (as defined in the Credit Agreement), or (ii) CDOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. Borrowings by the Company are unaffected by this amendment to the Credit Agreement.
At June 30, 2013, the Company had total letters of credit of $8,898 outstanding, of which $723 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

At June 30, 2013, the Company had unused lines of credit amounting to $416,323 available, compared to $428,884 at December 31, 2012.   These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the six months ended June 30, 2013 and 2012 ranged from a minimum of $27,530 and $35,105 to a maximum of $107,775 and $111,032, respectively.

The revolving credit facility and certain other note agreements contain various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreements.  The Company was in compliance with all covenants under these agreements as of June 30, 2013 and December 31, 2012.

New Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013 and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the thre eand six month ended June 30, 2013 other than additional disclosures contained in Note 7 in the Notes to Condensed Consolidated Financial Statements.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the "Acts") were enacted by the U.S. Congress in March 2010.  The Acts have both short- and long-term implications for benefit plan standards.  Implementation of this legislation is planned to occur in phases through 2018.

The Company’s healthcare costs have increased due to the Acts’ raising of the maximum eligible age for covered dependents to receive benefits. Moreover, the elimination of the lifetime dollar limits per covered individual, as well as other standard requirements of the Acts, will also likely cause the Company’s healthcare costs to increase in the future. In 2013, the Company is accruing for increased costs due to annual fees imposed by the Acts. The excise tax on “high cost” healthcare plans in 2018 may cause the Company's healthcare costs to increase further.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At June 30, 2013, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2013	92,800	$20.00	N/A
May 1 to May 31, 2013	55,530	$20.00	N/A
June 1 to June 30, 2013	55,236	$20.00	N/A
Total	203,566	$20.00	N/A

Item 5.  Other Information.

(a)
At its meeting on June 13, 2013, the Board of Directors appointed Mr. Randall R. Harwood as the Company's principal accounting officer.  Mr. Harwood, age 57, joined the Company's Board of Directors in 2009 and also serves on the Executive, Compensation, Finance and Employees' Benefit Committees of the Board as well as on the IT Committee of the Company.  He is a successor Voting Trustee under the Voting Trust.  Mr. Harwood is employed by the Company as Senior Vice President and Chief Financial Officer, the Company's principal financial officer, a position he assumed on January 1, 2013.

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through March 14, 2013, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

(10)
First Amendment to Credit Agreement, dated as of May 29, 2013 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as borrower, certain domestic subsidiaries of parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C Issuer, and the other lenders party thereto.

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

GRAYBAR ELECTRIC COMPANY, INC.

August 12, 2013	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 12, 2013	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a) By-laws as amended through March 14, 2013, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

(10)
First Amendment to Credit Agreement, dated as of May 29, 2013 among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as borrower, certain domestic subsidiaries of parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C Issuer, and the other lenders party thereto.

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