Form 10-Q
period 2013-09-30
GRAYBAR ELECTRIC CO INC
filed 2013-11-04
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 31, 2013: 15,468,427
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2013	2012	2013	2012
Gross Sales	$1,492,586	$1,394,800	$4,254,256	$4,067,016
Cash discounts	(6,135)	(5,508)	(16,775)	(16,060)
Net Sales	1,486,451	1,389,292	4,237,481	4,050,956
Cost of merchandise sold	(1,208,788)	(1,133,046)	(3,460,021)	(3,289,222)
Gross Margin	277,663	256,246	777,460	761,734
Selling, general and administrative expenses	(220,791)	(213,396)	(652,950)	(635,618)
Depreciation and amortization	(9,251)	(8,059)	(27,268)	(24,013)
Other income, net	451	915	1,653	32,988
Income from Operations	48,072	35,706	98,895	135,091
Interest expense, net	(407)	(416)	(1,171)	(1,876)
Income before Provision for Income Taxes	47,665	35,290	97,724	133,215
Provision for income taxes	(18,946)	(15,210)	(39,100)	(53,849)
Net Income	28,719	20,080	58,624	79,366
Less: Net income attributable to noncontrolling interests	(86)	(68)	(154)	(211)
Net Income attributable to Graybar Electric Company, Inc.	$28,633	$20,012	$58,470	$79,155
Net Income per share of Common Stock (A)	$1.85	$1.29	$3.76	$5.08
Cash Dividends per share of Common Stock (B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding (A)	15,507	15,568	15,565	15,595

(A)
Adjusted for the declaration of a twenty percent (20%) stock dividend in 2012, shares related to which were issued in February 2013.  Prior to the adjustment, the average common shares outstanding were 12,973 and 12,996 for the three and nine months ended September 30, 2012, respectively.

(B)
Cash dividends declared were $4,665 and $3,896 for the three months ended September 30, 2013 and 2012, respectively. Cash dividends declared were $14,041 and $11,729 for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2013	2012	2013	2012
Net Income	$28,719	$20,080	$58,624	$79,366
Other Comprehensive Income
Foreign currency translation	1,637	3,067	(2,545)	2,842
Pension and postretirement benefits liability adjustment (net of tax of $2,661, $2,142, $7,983 and $6,428, respectively)	4,179	3,365	12,537	10,097
Total Other Comprehensive Income	5,816	6,432	9,992	12,939
Comprehensive Income	$34,535	$26,512	$68,616	$92,305
Comprehensive income attributable to noncontrolling interests, net of tax	(204)	(166)	(112)	(66)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$34,331	$26,346	$68,504	$92,239

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2013	December 31, 2012
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$46,974	$37,674
Trade receivables (less allowances of $7,009 and $6,868, respectively)			846,252	782,390
Merchandise inventory			468,060	416,753
Other current assets			29,964	25,442
Total Current Assets			1,391,250	1,262,259
Property, at cost
Land			66,909	65,821
Buildings			405,329	393,399
Furniture and fixtures			228,453	212,650
Software			76,906	76,906
Capital leases			14,201	11,463
Total Property, at cost			791,798	760,239
Less – accumulated depreciation and amortization			(419,674)	(402,233)
Net Property			372,124	358,006
Other Non-current Assets			77,058	83,932
Total Assets			$1,840,432	$1,704,197
LIABILITIES
Current Liabilities
Short-term borrowings			$90,246	$71,116
Current portion of long-term debt			2,425	10,005
Trade accounts payable			666,564	573,252
Accrued payroll and benefit costs			81,472	109,250
Other accrued taxes			14,807	11,748
Other current liabilities			70,528	61,315
Total Current Liabilities			926,042	836,686
Postretirement Benefits Liability			77,570	77,036
Pension Liability			154,636	167,223
Long-term Debt			2,614	1,990
Other Non-current Liabilities			23,180	21,046
Total Liabilities			1,184,042	1,103,981
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2013	December 31, 2012
Common, stated value $20.00 per share
Authorized	50,000,000	20,000,000
Issued to voting trustees	13,337,764	12,844,501
Issued to shareholders	2,793,836	2,740,489
In treasury, at cost	(589,844)	(84,566)
Outstanding Common Stock	15,541,756	15,500,424	310,835	310,008
Advance Payments on Subscriptions to Common Stock			415	—
Retained Earnings			498,199	453,770
Accumulated Other Comprehensive Loss			(156,780)	(166,814)
Total Graybar Electric Company, Inc. Shareholders’ Equity			652,669	596,964
Noncontrolling Interests			3,721	3,252
Total Shareholders’ Equity			656,390	600,216
Total Liabilities and Shareholders’ Equity			$1,840,432	$1,704,197

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2013	2012
Cash Flows from Operations
Net Income	$58,624	$79,366
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,268	24,013
Deferred income taxes	(2,835)	3,000
Net losses (gains) on disposal of property	324	(30,732)
Loss on impairment of property	—	257
Net income attributable to noncontrolling interests	(154)	(211)
Changes in assets and liabilities:
Trade receivables	(63,862)	16,072
Merchandise inventory	(51,307)	(58,738)
Other current assets	(2,431)	3,355
Other non-current assets	(365)	(2,135)
Trade accounts payable	93,312	8,041
Accrued payroll and benefit costs	(27,778)	(37,367)
Other current liabilities	10,761	14,194
Other non-current liabilities	10,601	7,111
Total adjustments to net income	(6,466)	(53,140)
Net cash provided by operations	52,158	26,226
Cash Flows from Investing Activities
Proceeds from disposal of property	162	33,577
Capital expenditures for property	(40,014)	(30,662)
Net cash (used) provided by investing activities	(39,852)	2,915
Cash Flows from Financing Activities
Net increase in short-term borrowings	19,130	33,114
Repayment of long-term debt	(7,386)	(35,101)
Principal payments under capital leases	(2,308)	(2,186)
Sale of common stock	11,347	10,501
Purchases of common stock	(10,105)	(8,119)
Sales of noncontrolling interests' common stock	487	—
Purchases of noncontrolling interests’ common stock	(130)	(2,855)
Dividends paid	(14,041)	(24,672)
Net cash used by financing activities	(3,006)	(29,318)
Net Increase (Decrease) in Cash	9,300	(177)
Cash, Beginning of Year	37,674	71,967
Cash, End of Period	$46,974	$71,790

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$2,738	$1,674

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2011	$257,630	$—	$458,139	$(150,364)	$5,989	$571,394
Net income			79,155		211	79,366
Other comprehensive income				13,084	(145)	12,939
Stock issued	10,106					10,106
Stock purchased	(8,119)				(2,855)	(10,974)
Advance payments		395				395
Dividends declared			(11,729)			(11,729)
September 30, 2012	$259,617	$395	$525,565	$(137,280)	$3,200	$651,497

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			58,470		154	58,624
Other comprehensive income				10,034	(42)	9,992
Stock issued	10,932				487	11,419
Stock purchased	(10,105)				(130)	(10,235)
Advance payments		415				415
Dividends declared			(14,041)			(14,041)
September 30, 2013	$310,835	$415	$498,199	$(156,780)	$3,721	$656,390

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

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since September 30, 2013 that require recognition or disclosure in these financial statements.

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

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers, and a significant portion of its trade receivables is secured by mechanic’s lien or payment bond rights.  The Company maintains allowances for potential credit losses, and such losses historically have been within management’s expectations.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company continues to evaluate the impact that the adoption of this guidance will have on the Company’s financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013, and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the three and nine months ended September 30, 2013, other than additional disclosures contained in Note 7.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,332 and $1,195 in interest and penalties in its condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company's federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”). The IRS completed its examination of the Company's 2008 and 2009 federal income tax returns. On May 1, 2013, the Company received the revenue agent's report, commonly referred to as a “30-day letter”. The Company disputes some of the proposed adjustments raised in the revenue agent's report and has filed a protest. In July, the Company received the revenue agent's rebuttal and is currently awaiting appeal proceedings. The Company continues to believe its reserve for uncertain tax benefits is adequate at September 30, 2013. The Company has agreed to extend its federal statute of limitations for the 2008 tax year until May 31, 2014. In addition, an examination by the IRS of the Company's 2010 and 2011 federal income tax returns commenced in April 2013.

The Company's state income tax returns for 2009 through 2012 remain subject to examination by various state authorities, with the latest period closing on December 31, 2017. The Company has not extended the statutes of limitations with respect to years prior to 2009. Such statutes of limitations will expire on or before December 31, 2013, unless extended.

The Company’s unrecognized tax benefits of $3,767 and $3,530 at September 30, 2013 and December 31, 2012, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At September 30, 2013, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

5. REVOLVING CREDIT FACILITY

On September 30, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

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
At September 30, 2013, the Company had total letters of credit of $6,913 outstanding, of which $738 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $90,246 and $71,116 in short-term borrowings outstanding under the revolving credit facility at September 30, 2013 and December 31, 2012, respectively.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Benefits are provided through insurance coverage, with premiums based on the benefits paid during the year. The Company funds postretirement benefits on a pay-as-you-go basis, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2013 and December 31, 2012.

The net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$6,030	$5,554	$661	$584
Interest cost	5,979	6,224	718	838
Expected return on plan assets	(5,977)	(5,918)	—	—
Amortization of:
Net actuarial loss	6,593	5,279	449	430
Prior service cost (gain)	343	346	(545)	(546)
Net periodic benefit cost	$12,968	$11,485	$1,283	$1,306

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$18,089	$16,661	$1,983	$1,752
Interest cost	17,936	18,672	2,154	2,516
Expected return on plan assets	(17,931)	(17,753)	—	—
Amortization of:
Net actuarial loss	19,778	15,837	1,346	1,290
Prior service cost (gain)	1,031	1,036	(1,635)	(1,636)
Net periodic benefit cost	$38,903	$34,453	$3,848	$3,922
The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended September 30, 2013 and 2012. Contributions made during the nine-month periods ended September 30, 2013 and 2012 each totaled $30,000. Additional contributions totaling $10,800 are expected to be paid during the remainder of 2013.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables represent amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$7,042	$(202)	$6,840	$5,707	$(200)	$5,507
Tax (benefit) expense	(2,740)	79	(2,661)	(2,220)	78	(2,142)
Total reclassifications for the period, net of tax	$4,302	$(123)	$4,179	$3,487	$(122)	$3,365

The following tables represent amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$21,124	$(604)	$20,520	$17,125	$(600)	$16,525
Tax (benefit) expense	(8,219)	236	(7,983)	(6,662)	234	(6,428)
Total reclassifications for the period, net of tax	$12,905	$(368)	$12,537	$10,463	$(366)	$10,097
The following tables represent the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1	$8,018	$(170,496)	$(162,478)	$10,075	$(153,689)	$(143,614)
Other comprehensive income before reclassifications	1,519	—	1,519	2,969	—	2,969
Amounts reclassified from accumulated other comprehensive income	—	4,179	4,179	—	3,365	3,365
Net current-period other comprehensive income	1,519	4,179	5,698	2,969	3,365	6,334
Ending balance September 30	$9,537	$(166,317)	$(156,780)	$13,044	$(150,324)	$(137,280)

The following tables represent the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1	$12,040	$(178,854)	$(166,814)	$10,057	$(160,421)	$(150,364)
Other comprehensive (loss) income before reclassifications	(2,503)	—	(2,503)	2,987	—	2,987
Amounts reclassified from accumulated other comprehensive income	—	12,537	12,537	—	10,097	10,097
Net current-period other comprehensive (loss) income	(2,503)	12,537	10,034	2,987	10,097	13,084
Ending balance September 30	$9,537	$(166,317)	$(156,780)	$13,044	$(150,324)	$(137,280)

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,660 and $3,034 at September 30, 2013 and December 31, 2012, respectively, and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment charges during the three- and nine-month periods ended September 30, 2013. The Company recorded impairment losses totaling $257 to account for the expected losses on two of the properties held for sale during the nine-month period ended September 30, 2012. There were no impairment charges recorded during the three-month period ended September 30, 2012. The impairment losses are included in other income, net in the condensed consolidated statement of income for the nine months ended September 30, 2012.

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

Business Overview

The U.S. economy expanded slowly in the third quarter of 2013. Slow economic growth is expected to continue through the end of the year, weighed down by high unemployment rates and the recent U.S. government shutdown.

Graybar's net sales rose 4.6% during the nine months ended September 30, 2013, compared to the same period in 2012 while gross margin increased 2.1% during the nine months ended September 30, 2013, when compared to the same period in 2012. Growth in net sales and gross margin improved to 7.0% and 8.4%, respectively, during the third quarter of 2013, compared to the same period in 2012. For the three and nine months ended September 30, 2013, gross margin increased due primarily to an increase in net sales.

The Company expects its rate of organic growth in net sales to slightly outpace the forecasted rate of growth of the U.S. gross domestic product during the fourth quarter of 2013.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$1,486,451	100.0%	$1,389,292	100.0%
Cost of merchandise sold	(1,208,788)	(81.3)	(1,133,046)	(81.6)
Gross Margin	277,663	18.7	256,246	18.4
Selling, general and administrative expenses	(220,791)	(14.9)	(213,396)	(15.3)
Depreciation and amortization	(9,251)	(0.6)	(8,059)	(0.6)
Other income, net	451	—	915	0.1
Income from Operations	48,072	3.2	35,706	2.6
Interest expense, net	(407)	—	(416)	(0.1)
Income before Provision for Income Taxes	47,665	3.2	35,290	2.5
Provision for income taxes	(18,946)	(1.3)	(15,210)	(1.1)
Net Income	28,719	1.9	20,080	1.4
Less: Net income attributable to noncontrolling interests	(86)	—	(68)	—
Net Income attributable to Graybar Electric Company, Inc.	$28,633	1.9%	$20,012	1.4%

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$4,237,481	100.0%	$4,050,956	100.0%
Cost of merchandise sold	(3,460,021)	(81.7)	(3,289,222)	(81.2)
Gross Margin	777,460	18.3	761,734	18.8
Selling, general and administrative expenses	(652,950)	(15.4)	(635,618)	(15.7)
Depreciation and amortization	(27,268)	(0.6)	(24,013)	(0.6)
Other income, net	1,653	—	32,988	0.8
Income from Operations	98,895	2.3	135,091	3.3
Interest expense, net	(1,171)	—	(1,876)	—
Income before Provision for Income Taxes	97,724	2.3	133,215	3.3
Provision for income taxes	(39,100)	(0.9)	(53,849)	(1.3)
Net Income	58,624	1.4	79,366	2.0
Less: Net income attributable to noncontrolling interests	(154)	—	(211)	—
Net Income attributable to Graybar Electric Company, Inc.	$58,470	1.4%	$79,155	2.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales totaled $1,486,451 for the quarter ended September 30, 2013, compared to $1,389,292 for the quarter ended September 30, 2012, an increase of $97,159, or 7.0%.  Net sales to the electrical and comm/data market sectors for the three months ended September 30, 2013 increased 9.5% and 1.2%, respectively, compared to the same three-month period of 2012.

Gross margin increased $21,417, or 8.4%, to $277,663 from $256,246 primarily due to increased net sales in the third quarter of 2013, compared to the same period of 2012. The Company’s gross margin as a percent of net sales totaled 18.7% for the three months ended September 30, 2013, up from 18.4% for the three months ended September 30, 2012.

Selling, general and administrative expenses increased $7,395, or 3.5%, to $220,791 in the third quarter of 2013 from $213,396 in the third quarter of 2012, due primarily to higher employment related expenses for the three months ended September 30, 2013.  Selling, general and administrative expenses as a percentage of net sales were 14.9% in the third quarter of 2013, down from 15.3% of net sales in the third quarter of 2012.

Depreciation and amortization expenses for the three months ended September 30, 2013 increased $1,192, or 14.8%, to $9,251 from $8,059 in the third quarter of 2012 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the three months ended September 30, 2013 and 2012.

Other income, net totaled $451 for the three months ended September 30, 2013, compared to $915 for the three months ended September 30, 2012.  Other income, net consists primarily of gains and losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was due to losses on personal property during the three month period ended September 30, 2013.

Income from operations totaled $48,072 for the three months ended September 30, 2013, an increase of $12,366, or 34.6%, from $35,706 for the three months ended September 30, 2012.  The increase was due primarily to gains in gross margin outpacing the increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $9, or 2.2%, to $407 for the three months ended September 30, 2013 from $416 for the three months ended September 30, 2012.  This reduction was due to a lower level of outstanding long-term debt in the third quarter of 2013, compared to the same period of 2012.  Long-term debt outstanding, including the current portion, was $5,039 at September 30, 2013, compared to $16,222 at September 30, 2012.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $47,665 for the three months ended September 30, 2013, an increase of $12,375, or 35.1%, compared to $35,290 for the three months ended September 30, 2012.

The Company’s total provision for income taxes increased $3,736, or 24.6%, to $18,946 for the three months ended September 30, 2013, compared to $15,210 for the same period of 2012.  The Company’s effective tax rate was 39.7% for the three months ended September 30, 2013, compared to 43.1% for the same period of 2012.  This decrease was attributable to an increase in pretax income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2013 increased $8,621, or 43.1%, to $28,633 from $20,012 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales totaled $4,237,481 for the nine-month period ended September 30, 2013, compared to $4,050,956 for the nine-month period ended September 30, 2012, an increase of $186,525, or 4.6%.  Net sales to the electrical market sector for the nine months ended September 30, 2013, increased 6.8%, while net sales to the comm/data sector decreased 0.6%, compared to the same nine-month period of 2012.

Gross margin increased $15,726, or 2.1%, to $777,460 from $761,734 primarily due to increased net sales in the first nine months of 2013, compared to the same period of 2012.  The Company’s gross margin as a percent of net sales decreased to 18.3% for the nine months ended September 30, 2013 from 18.8% for the same period of 2012.

Selling, general and administrative expenses increased $17,332, or 2.7%, to $652,950, for the nine-month period ended September 30, 2013, compared to $635,618 for the nine-month period ended September 30, 2012, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales for the nine-month period ended September 30, 2013 were 15.4%, down from 15.7% for the same nine-month period of 2012.

Depreciation and amortization expenses for the nine months ended September 30, 2013 increased $3,255, or 13.6%, to $27,268 from $24,013 for the same nine-month period in 2012 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the nine months ended September 30, 2013 and 2012.

Other income, net totaled $1,653 for the nine-month period ended September 30, 2013, compared to $32,988 for the nine months ended September 30, 2012.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The decrease in other income, net was due to substantial net gains on the disposal of property for the nine months ended September 30, 2012 that were not repeated in the nine months ended September 30, 2013. Losses on the disposal of property were $324 for the nine months ended September 30, 2013, compared to gains on the disposal of property of $30,732 for the same period of 2012. There were also $257 in impairment losses recorded during the nine months ended September 30, 2012. There were no impairment losses recorded for the nine months ended September 30, 2013.

Income from operations totaled $98,895 for the nine-month period ended September 30, 2013, a decrease of $36,196, or 26.8%, from $135,091 for the nine-month period ended September 30, 2012.  The decrease was due to the substantial decrease in other income, net, as well as increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest expense, net declined $705, or 37.6%, to $1,171 for the nine-month period ended September 30, 2013 from $1,876 for the nine months ended September 30, 2012.  This reduction was due to a lower level of outstanding long-term debt during the nine months ended September 30, 2013, compared to the same period of 2012.  Long-term debt outstanding, including the current portion, was $5,039 at September 30, 2013, compared to $16,222 at September 30, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $97,724 for the nine-month period ended September 30, 2013, a decrease of $35,491, or 26.6%, compared to $133,215 for the nine-month period ended September 30, 2012.

The Company’s total provision for income taxes decreased $14,749, or 27.4%, to $39,100 for the nine months ended September 30, 2013, compared to $53,849 for the same period in 2012.  The Company’s year-to-date effective tax rate was 40.0% for the nine months ended September 30, 2013, compared to 40.4% for the same period in 2012.  This decrease was attributable to changes in forecasted levels of pretax income for the nine months ended September 30, 2013, compared to September 30, 2012.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2013 decreased $20,685, or 26.1%, to $58,470 from $79,155 for the nine months ended September 30, 2012.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $52,158 for the nine-month period ended September 30, 2013, compared to $26,226 provided during the nine months ended September 30, 2012.  Positive cash flows from operations for the nine months ended September 30, 2013 were primarily due to net income of $58,624, an increase in trade accounts payable of $93,312, partially offset by an increase in trade receivables of $63,862, an increase in merchandise inventory of $51,307 and a decrease in accrued payroll and benefit costs of $27,778.

The average number of days of sales in trade receivables for the three-month period ended September 30, 2013 decreased modestly compared to the same three-month period ended September 30, 2012.  Merchandise inventory turnover improved modestly for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due to higher sales volume partially offset by increased merchandise inventory levels at September 30, 2013 compared to September 30, 2012.

Current assets exceeded current liabilities by $465,208 at September 30, 2013, an increase of $39,635, or 9.3%, from $425,573 at December 31, 2012.

Investing Activities

Net cash used by investing activities totaled $39,852 for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $2,915 for the same period of 2012.  Capital expenditures for property were $40,014 and $30,662, and proceeds from the disposal of property were $162 and $33,577, for the nine months ended September 30, 2013 and 2012, respectively. The increase in capital expenditures in 2013 was partially due to investments in nine new locations. The proceeds received for the nine months ended September 30, 2013 were primarily from the sale of personal property. Proceeds received during the nine months ended September 30, 2012 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $3,006 for the nine months ended September 30, 2013, compared to $29,318 used by financing activities for the nine months ended September 30, 2012.

Cash provided by short-term borrowings was $19,130 and $33,114 for the nine months ended September 30, 2013 and 2012, respectively. The Company made payments due on long-term debt of $7,386 and on capital lease obligations of $2,308 during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company made payments on long-term debt of $35,101 and capital lease obligations of $2,186.

Cash provided by the sale of common stock amounted to $11,347 and $10,501, and purchases of stock to be held in treasury were $10,105 and $8,119, for the nine months ended September 30, 2013 and 2012, respectively.  Cash dividends paid were $14,041 and $24,672 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash dividends paid for the nine months ended September 30, 2013, was due to the decision to pay the fourth quarter 2012 cash dividend in 2012 as opposed to the first quarter of 2013.

Cash paid for noncontrolling interests' common stock totaled $130 and $2,855 during the nine months ended September 30, 2013 and 2012, respectively. Cash provided by the sale of noncontrolling interests' common stock was $487 for the nine months ended September 30, 2013. There were no sales of noncontrolling interests' common stock for the same period in 2012.
Cash and cash equivalents were $46,974 at September 30, 2013, compared to $37,674 at December 31, 2012, an increase of $9,300, or 24.7%.

Liquidity

 On September 30, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $90,246 and $71,116 in short-term borrowings outstanding under the revolving credit facility at September 30, 2013 and December 31, 2012, respectively.

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
At September 30, 2013, the Company had total letters of credit of $6,913 outstanding, of which $738 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

At September 30, 2013, the Company had unused lines of credit amounting to $409,754 available, compared to $428,884 at December 31, 2012.   These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit had annual fees of up to 35 basis points (0.35%) of the committed lines of credit.

Short-term borrowings outstanding during the nine months ended September 30, 2013 and 2012 ranged from a minimum of $27,530 and $35,105 to a maximum of $126,188 and $111,032, respectively.

The revolving credit facility contains various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement.  Senior notes that were outstanding prior to their maturity during the first six months of 2013 also contained similar covenants and ratios. The Company was in compliance with all these covenants as of September 30, 2013 and December 31, 2012.

New Accounting Standards Updates

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company continues to evaluate the impact that the adoption of this guidance will have on the Company’s financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013, and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the three and nine months ended September 30, 2013, other than additional disclosures contained in Note 7 in the Notes to Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2013, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2013	87,163	$20.00	N/A
August 1 to August 31, 2013	45,233	$20.00	N/A
September 1 to September 30, 2013	21,600	$20.00	N/A
Total	153,996	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

(i)
Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2014, filed as Exhibit 10(ii) to the Company's Current Report on Form 8-K dated September 12, 2013 (Commission File No. 000-00255) and incorporated by reference.*

		(ii)	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan.*

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

November 4, 2013	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2013	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(i)
Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2014, filed as Exhibit 10(ii) to the Company's Current Report on Form 8-K dated September 12, 2013 (Commission File No. 000-00255) and incorporated by reference.*

(ii) Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan.*

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

* Compensation agreement