Form 10-K
period 2013-12-31
GRAYBAR ELECTRIC CO INC
filed 2014-03-13
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐ Accelerated filer☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2013, was approximately $308,368,380.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 83% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2014 was 15,919,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2014 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

PART I

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. (“Graybar” or the “Company”), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2013, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Acts”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial commodities, increased funding requirements and expenses related to the Company's pension plan, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, cyber-attacks, compliance with increasing governmental regulations, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Suppliers

Graybar distributes approximately one million products purchased from over 5,600 manufacturers and suppliers through the Company’s network of distribution facilities.  The relationship between the Company and its suppliers is customarily a nonexclusive national or regional distributorship, terminable upon 30 to 90 days notice by either party.  The Company maintains long-standing relationships with a number of its principal suppliers.

The Company purchased approximately forty-nine percent (49%) of the products it sold during 2013 from its top 25 suppliers.  However, the Company generally deals with more than one supplier for any product category, and there are alternative sources of comparable products available for nearly all product categories.

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

Order Backlog

The Company had orders on hand totaling $738,659 and $712,981 on December 31, 2013 and 2012, respectively.  The Company expects that approximately ninety percent (90%) of the orders it had on hand at December 31, 2013 will be filled within the twelve-month period ending December 31, 2014.  Generally, orders placed by customers and accepted by the Company have resulted in sales.  However, customers from time to time request cancellation and the Company has historically allowed such cancellations.

Sales And Distribution

Graybar sells its products primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the U.S.  The Company operates multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry an inventory.  In addition, the Company maintains seven national zone warehouses and nine district service centers containing inventories of both standard and specialized products.  Both the national zone warehouses and district service centers replenish local inventories carried at the Company’s U.S. distribution facilities and make shipments directly to customers.  The Company also has subsidiary operations with distribution facilities located in Canada and Puerto Rico. The sales and distribution facilities operated by the Company at December 31, 2013 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*	National Zone Warehouses
Atlanta	23	Austell, GA
Boston	14	Fresno, CA
California	21	Joliet, IL
Chicago	21	Richmond, VA
Dallas	16	Springfield, MO
Minneapolis	19	Stafford, TX
New York	12	Youngstown, OH
Phoenix	11
Pittsburgh	20
Richmond	18
Seattle	11
St. Louis	18
Tampa	19
*Includes District Service Centers
International Locations
	Number of Distribution Facilities
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

When the specialized nature or size of a particular shipment warrants, the Company has products shipped directly from its suppliers; otherwise, orders are filled from the Company’s inventory.  On a dollar volume basis, approximately fifty-six percent (56%) of customer orders were filled from the Company’s inventory in 2013 down from fifty-seven percent (57%) in 2012 and the remainder were shipped directly from the supplier.

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

 The Company distributes its products to approximately 130,000 customers, which fall into three principal classes.  The following list shows the approximate percentage of the Company’s total sales attributable to each of these classes for the last three years:

	Percentage of Sales For the Years Ended December 31,
Class of Customers	2013	2012	2011
Electrical Contractors	51.4%	46.5%	45.5%
Data and Voice Communications	15.2%	20.4%	20.0%
Commercial & Industrial	22.4%	21.6%	21.6%

At December 31, 2013, the Company employed approximately 3,000 persons in sales capacities.  Approximately 1,300 of these sales personnel were outside sales representatives working to generate sales with current and prospective customers.  The remainder of the sales personnel were sales and marketing managers, inside sales representatives, and advertising, quotation, and counter personnel.

Competition

The Company believes that it is one of the largest wholesale distributors of electrical and comm/data products in the U.S.  This market is highly competitive, and the Company estimates that the five largest wholesale distributors account for approximately thirty-two percent (32%) of the total market.  The balance of the market is made up of several thousand independent distributors operating on a local, regional, or national basis and of manufacturers who sell their products directly to end users.

The Company’s pricing structure for the products it sells reflects the costs associated with the services that it provides, and the Company believes its prices are generally competitive.  The Company believes that, while price is an important customer consideration, it is the service that Graybar is able to provide customers that distinguishes the Company from many of its competitors, whether they are distributors or manufacturers selling direct.  Graybar views its ability to quickly supply its customers with a broad range of products through conveniently located distribution facilities as a competitive advantage that customers value.  However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor of the Company that does not provide these benefits may be in a position to offer a lower price.

Foreign Sales

Sales by the Company to customers in foreign countries were made primarily by Company subsidiaries in Canada and  Puerto Rico and accounted for approximately six percent (6%) of consolidated sales in each of 2013, 2012, and 2011.  Limited export activities are handled primarily from Company facilities in Texas, Florida, California, Washington, Arizona and Virginia.  Long-lived assets located outside the U.S. represented approximately two percent (2%) of the Company’s consolidated total assets at the end of 2013, 2012, and 2011.  The Company does not have significant foreign currency exposure and does not believe there are any other significant risks attendant to its foreign operations.

Employees

At December 31, 2013, the Company employed approximately 7,600 persons on a full-time basis.  Approximately 200 of these persons were covered by union contracts.  The Company has not had a material work stoppage and considers its relations with its employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for both electrical and comm/data products are similarly diverse – we have approximately 130,000 customers and our largest customer accounts for only three percent (3%) of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

The Company’s results of operations are impacted by changes in industrial commodity prices.  Many of the products sold by the Company are subject to wide and frequent price fluctuations because they are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include copper wire and cable and steel and PVC conduit, enclosures, and fittings.  The Company’s gross margin rate, or mark-up percentage, on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to the Company declines, pricing to our customers may decrease.  This impacts our results of operations by lowering both sales and gross margin.  Rising prices have the opposite effect, increasing both sales and gross margin, assuming the quantities of the affected products sold remain constant.

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

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers.  Approximately forty-nine percent (49%) of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect our systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. A breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Compliance with increasing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to government regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption, environmental regulation, electronic contracts and other communications, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us.

For example, in the U.S., as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements for companies that manufacture or contract to manufacture goods regarding the inclusion and origin of certain minerals in those products. Some of our customers that purchase products from us for inclusion in the products that they sell wish to rely on us to provide critical data regarding the parts they purchase, including conflict mineral and other responsive information to these regulations. We sell over one million products from over 5,600 manufacturers, and we may not be able to easily verify the origins for conflict or other minerals used in the products we sell. Our suppliers, and especially those suppliers which are not themselves subject to direct regulation, may not provide conflict mineral and other regulatory information in a useful and systematic manner, if at all. On the other hand, some customers may demand that the products they purchase be "DRC conflict-free". Additionally, other customers may demand that we provide additional information (for which we also must depend on the manufacturer) to assist them in their compliance obligations under the laws of countries where we do not do business. These customer-driven requirements may increase our operating costs, and due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2013, approximately 3,200 individual cases and 67 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Our loan agreement contains financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our revolving credit facility imposes contractual limits on our ability, and the ability of our subsidiaries, with respect to indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default triggering an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit agreement, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2013, the Company had seven national zone warehouses ranging in size from approximately 160,000 to 240,000 square feet.  Five of the national zone warehouses are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately three and five years, respectively.

The Company also had nine district service centers ranging in size from 130,000 to 210,000 square feet as of December 31, 2013.  Four of the nine district service centers are owned and the others are leased.  The remaining lease terms on the leased district service centers are between one and ten years.

Graybar operates in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of distribution and sales facilities, excluding service centers, in a district varies from ten to twenty-three and totals 214 for all districts.  The facilities range in size from approximately 1,000 to 130,000 square feet, with the average being approximately 32,000 square feet.  The Company owns 116 of these distribution facilities and leases 98 of them for varying terms, with the majority having a remaining lease term of less than five years.

The Company maintains thirty distribution facilities in Canada, of which nineteen are owned and eleven are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from approximately 2,000 to 60,000 square feet.  The Company also has a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2014.

The Company’s headquarters are located in St. Louis, Missouri in an 83,000 square foot building owned by the Company.  The Company also owns a 200,000 square foot operations and administration center in St. Louis.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2014, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
M. W. Geekie	52	Employed by Company in 2008; Deputy General Counsel, February 2008 to August 2008; Senior Vice President, Secretary and General Counsel, August 2008 to present.
L. R. Giglio	59	Employed by Company in 1978; Senior Vice President, Operations, April 2002 to present.
R. R. Harwood	57	Employed by the Company in 1978; District Vice President – Dallas District, October 2004 to December 2012; Senior Vice President and Chief Financial Officer, January 2013 to present.
R. C. Lyons	57	Employed by Company in 1979; District Vice President – Tampa District, July 2003 to March 2011; Senior Vice President - North America Business, April 2011 to present.
K. M. Mazzarella	53
Employed by Company in 1980; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010; Senior Vice President – Sales and Marketing, March 2010 to November 2010; Executive Vice President, Chief Operating Officer, December 2010 to May 2012; President and Chief Executive Officer, June 2012 to present; Chairman of the Board, January 2013 to present.

B. L. Propst	44	Employed by Company in 2002; Vice President – Human Resources, April 2008 to June 2009; Senior Vice President – Human Resources, June 2009 to present.
J. N. Reed	56	Employed by Company in 1980; Vice President and Treasurer, April 2000 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2013, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2013	73,469	$20.00	N/A
November 1 to November 30, 2013	18,324	$20.00	N/A
December 1 to December 31, 2013	41,556	$20.00	N/A
Total	133,349	$20.00	N/A

Capital Stock at December 31, 2013
Title of Class	Number of Security Holders	Number of Shares(A)
Voting Trust Interests issued with respect to Common Stock	5,230	13,136,527
Common Stock	925	2,751,836
Total	6,155	15,888,363
(A)Adjusted for the declaration of a two and a half percent (2.5%) stock dividend in 2013, shares related to which were issued on February 3, 2014.

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2013	2012
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter *	1.50	2.10
Total	$2.40	$3.00
* On December 12, 2013, in addition to the $0.30 cash dividend declared for the quarter and the $0.80 special cash dividend, the Board of Directors declared an additional special cash dividend of $0.40. On December 13, 2012, in addition to the $0.30 cash dividend declared for the quarter and the $0.80 special cash dividend, the Board of Directors declared an additional special cash dividend of $1.00.

On December 12, 2013, a two and a half percent (2.5%) stock dividend was declared to shareholders of record on January 2, 2014.  Shares representing this dividend were issued on February 3, 2014.

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

	2008	2009	2010	2011	2012	2013
Graybar	$100.00	$131.23	$158.50	$191.43	$255.47	$339.16
S&P 500	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
Comparable Company Index	$100.00	$128.43	$183.88	$220.26	$251.26	$330.61

The comparison above assumes $100.00 invested on December 31, 2008 and reinvestment of dividends (including the $1.10 per share cash dividend paid by the Company on January 2, 2009).

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2013	2012	2011	2010	2009
Gross Sales	$5,682,084	$5,434,509	$5,395,239	$4,634,231	$4,395,718
Cash Discounts	(22,943)	(21,228)	(20,439)	(17,854)	(17,836)
Net Sales	$5,659,141	$5,413,281	$5,374,800	$4,616,377	$4,377,882
Gross Margin	$1,044,156	$1,018,362	$995,259	$866,641	$854,950
Net Income attributable to Graybar Electric Company, Inc.	$81,063	$86,291	$81,425	$41,998	$37,277
Average common shares outstanding(A)	15,936	15,969	15,837	15,758	15,840
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.09	$5.40	$5.14	$2.67	$2.35
Cash Dividends per share of Common Stock	$2.40	$3.00	$2.00	$2.00	$2.00
Total assets	$1,794,243	$1,704,197	$1,719,176	$1,536,578	$1,445,096
Total liabilities	$1,123,462	$1,103,981	$1,147,782	$977,771	$906,927
Shareholders’ equity	$670,781	$600,216	$571,394	$558,807	$538,169
Working capital(B)	$450,718	$425,573	$395,965	$417,826	$426,103
Long-term debt	$2,731	$1,990	$10,345	$64,859	$80,959
(A)All periods adjusted for the declaration of a two and a half percent (2.5%) stock dividend declared in December 2013, a twenty percent (20%) stock dividend declared in December 2012, a ten percent (10%) stock dividend declared in December 2011, a ten percent (10%) stock dividend declared in December 2010, and a ten percent (10%) stock dividend declared in December 2009.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2012, 2011, 2010, and 2009 were 15,580, 12,876, 11,647, and 10,644, respectively.
(B)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2013.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

Graybar achieved record net sales of $5,659,141 in 2013, surpassing its previous record set in 2012 by $245,860, or 4.5%. The increase in net sales was achieved organically and includes sales generated by newly added locations.
Net income attributable to Graybar for 2013 was $81,063. This represents a $5,228, or 6.1%, decline from 2012. The decline is primarily due to a $30,648 decrease in other income net, as a result of gains on the disposal of property that occurred in 2012 that did not repeat in 2013, partially offset by increases in gross margin of $25,794.
Graybar strives to provide its customers with convenient, local access to products and services through its distribution network. The Company’s strong balance sheet gives it the flexibility to grow with its customers and support them today and in the future. Graybar plans to continue adding physical locations throughout 2014 to expand its presence and service offerings. In addition, Graybar is broadening its eCommerce and mobility capabilities to enhance its online presence and expand its digital marketing to grow sales with new and existing customers. The Company believes these actions will position it well to continue growing sales in 2014.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$5,659,141	100.0%	$5,413,281	100.0%	$5,374,800	100.0%
Cost of merchandise sold	(4,614,985)	(81.5)	(4,394,919)	(81.2)	(4,379,541)	(81.5)
Gross Margin	1,044,156	18.5	1,018,362	18.8	995,259	18.5
Selling, general and administrative expenses	(873,415)	(15.4)	(871,374)	(16.1)	(822,678)	(15.3)
Depreciation and amortization	(36,944)	(0.7)	(32,449)	(0.6)	(33,140)	(0.6)
Other income, net	2,495	—	33,143	0.6	3,769	0.1
Income from Operations	136,292	2.4	147,682	2.7	143,210	2.7
Interest expense, net	(1,341)	—	(2,234)	—	(10,021)	(0.2)
Income before provision for income taxes	134,951	2.4	145,448	2.7	133,189	2.5
Provision for income taxes	(53,677)	(1.0)	(58,850)	(1.1)	(51,298)	(1.0)
Net Income	81,274	1.4	86,598	1.6	81,891	1.5
Net income attributable to noncontrolling interests	(211)	—	(307)	—	(466)	—
Net Income attributable to Graybar Electric Company, Inc.	$81,063	1.4%	$86,291	1.6%	$81,425	1.5%

2013 Compared to 2012

Net sales totaled $5,659,141 for the year ended December 31, 2013, compared to $5,413,281 for the year ended December 31, 2012, an increase of $245,860, or 4.5%.  Net sales to the electrical market sector during the year ended December 31, 2013 increased 7.0%, while net sales to the comm/data market sector decreased 1.2%, compared to the year ended December 31, 2012.

Gross margin increased $25,794, or 2.5%, to $1,044,156 for the year ended December 31, 2013, from $1,018,362 for the year ended December 31, 2012. The increase was primarily due to increased net sales for the year ended December 31, 2013, compared to the year ended December 31, 2012. The Company’s gross margin as a percent of net sales was 18.5% for the year ended December 31, 2013, down from 18.8% in 2012.

Selling, general and administrative expenses increased $2,041, or 0.2%, to $873,415 for the year ended December 31, 2013, compared to $871,374 for the year ended December 31, 2012, mainly due to higher compensation-related costs.  Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2013 were 15.4%, down from 16.1% in 2012.

Depreciation and amortization expenses for the year ended December 31, 2013 increased $4,495, or 13.9%, to $36,944 from $32,449 for the year ended December 31, 2012.  This increase was due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales for the year ended December 31, 2013 were 0.7%, up from 0.6% in 2012.

Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $2,495 for the year ended December 31, 2013, compared to $33,143 for the year ended December 31, 2012.  The decrease in other income, net was due to substantial net gains on the disposal of property for the year ended December 31, 2012, that were not repeated for the year ended December 31, 2013. Losses on the disposal of property were $418 for the year ended December 31, 2013, compared to gains on the disposal of property of $30,638 for the year ended December 31, 2012. There were also $1,066 in impairment losses recorded during the year ended December 31, 2012, primarily on assets that were held for sale. There were no impairment losses recorded during the year ended December 31, 2013.

Income from operations totaled $136,292 for the year ended December 31, 2013, a decrease of $11,390, or 7.7%, from $147,682 for the year ended December 31, 2012.  The decrease was due to the substantial decrease in other income, net as well as increases in selling, general, and administrative expenses and depreciation and amortization expenses.

Interest expense, net decreased $893, or 40.0%, to $1,341 for the year ended December 31, 2013 from $2,234 for the year ended December 31, 2012.  This reduction was primarily due to lower level of outstanding long-term debt during the year ended December 31, 2013, compared to 2012. Long-term debt outstanding, including current portion, was $5,174 at December 31, 2013, compared to $11,995 at December 31, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $134,951 for the year ended December 31, 2013, a decrease of $10,497, or 7.2%, compared to $145,448 for the year ended December 31, 2012.

The Company’s total provision for income taxes decreased $5,173, or 8.8%, to $53,677 for the year ended December 31, 2013 from $58,850 for the year ended December 31, 2012, as a result of lower income before provision for income taxes.  The Company’s effective tax rate was 39.8% for the year ended December 31, 2013, down from 40.5% for the year ended December 31, 2012.  The effective tax rates for the years ended December 31, 2013 and 2012 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2013 decreased $5,228, or 6.1%, to $81,063 from $86,291 for the year ended December 31, 2012.

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

Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  Other income, net totaled $33,143 for the year ended December 31, 2012, compared to $3,769 for the year ended December 31, 2011.  The increase in other income, net for the year ended December 31, 2012, was due to a substantial increase in net gains on the sale of property of $30,638, partially offset by impairment losses of $1,066 recorded on other property held for sale. For the year ended December 31, 2011, other income, net included losses on the sale of property of $140 and property impairment losses of $312, primarily on assets that were held for sale.

Income from operations totaled $147,682 for the year ended December 31, 2012, an increase of $4,472, or 3.1%, from $143,210 for the year ended December 31, 2011.  The increase was due to higher net sales and gross margin, higher other income, net and lower depreciation and amortization expenses, partially offset by increases in selling, general and administrative expenses.

Interest expense, net decreased $7,787, or 77.7%, to $2,234 for the year ended December 31, 2012, from $10,021 for the year ended December 31, 2011.  This decrease was due to the additional interest expense associated with the settlement of the interest rate swap totaling $3,257 during the fourth quarter of 2011, as well as lower levels of outstanding long-term debt during the year ended December 31, 2012, compared to 2011. Long-term debt outstanding, including current portion, was $11,995 at December 31, 2012, compared to $51,835 at December 31, 2011.

The increase in income from operations and lower interest expense, net resulted in income before provision for income taxes of $145,448 for the year ended December 31, 2012, an increase of $12,259, or 9.2%, compared to $133,189 for the year ended December 31, 2011.

The Company’s total provision for income taxes increased $7,552, or 14.7%, to $58,850 for the year ended December 31, 2012 from $51,298 for the year ended December 31, 2011, as a result of higher income before provision for income taxes.  The Company’s effective tax rate was 40.5% for the year ended December 31, 2012, up from 38.5% for the year ended December 31, 2011.  The effective tax rates for the years ended December 31, 2012 and 2011 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

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

	For the Years Ended December 31,
Cash Flow Information	2013	2012	2011
Net cash provided by operations	$90,888	$59,857	$94,908
Net cash used by investing activities	(57,776)	(26,805)	(60,996)
Net cash used by financing activities	(36,121)	(67,345)	(44,301)
Net Decrease in Cash	$(3,009)	$(34,293)	$(10,389)

Operating Activities

Net cash provided by operations was $90,888 for the year ended December 31, 2013, compared to $59,857 for the year ended December 31, 2012.  Positive cash flows from operations for the year ended December 31, 2013 were primarily attributable to net income of $81,274 and an increase in accounts payable of $56,946, partially offset by an increase in trade receivables of $40,682 and an increase in merchandise inventory of $31,633.

Trade receivables increased during 2013 compared to the year ended December 31, 2012 primarily due to an increase in net sales.  The average number of days sales outstanding at December 31, 2013, measured using annual sales, increased modestly, compared to the average number of days at December 31, 2012.  Average days sales outstanding for the three month period ended December 31, 2013, decreased modestly, compared to the same three month period of 2012.  Average inventory turnover decreased moderately for the year ended December 31, 2013, compared to the same period of 2012.  Merchandise inventory turnover for the three month period ended December 31, 2013, decreased significantly, compared to the same three month period of 2012.

Current assets exceeded current liabilities by $450,718 at December 31, 2013, an increase of $25,145, or 5.9%, from $425,573 at December 31, 2012.

Investing Activities

Net cash used by investing activities totaled $57,776 for the year ended December 31, 2013, compared to $26,805 used during the year ended December 31, 2012.  Capital expenditures for property were $58,223 and $61,362, and proceeds from the disposal of property were $447 and $34,079, for the years ended December 31, 2013 and 2012, respectively.  The proceeds received in 2013 were primarily from the sale of personal property, and the proceeds received in 2012 were primarily from the sale of real property.

Financing Activities

Net cash used by financing activities totaled $36,121 for the year ended December 31, 2013, compared to $67,345 used during the year ended December 31, 2012.

Cash provided by short-term borrowings was $11,326 for the year ended December 31, 2013, compared to $28,554 for the year ended December 31, 2012.  The Company made payments on long-term debt, including the current portion, of $7,386 and capital lease obligations of $3,067 during the year ended December 31, 2013.  The Company made payments on long-term debt, including the current portion, of $38,851 and capital lease obligations of $2,960 during the year ended December 31, 2012.

Cash provided by the sale of common stock amounted to $12,839 and $11,925, and purchases of treasury stock were $12,772 and $11,172, for the years ended December 31, 2013 and 2012, respectively.  Cash dividends paid were $37,401 and $51,978, for the years ended December 31, 2013 and 2012, respectively. The decrease in cash dividends paid for the year ended December 31, 2013 was due to an additional special cash dividend of $0.40 per share paid in 2013 compared to an additional special cash dividend of $1.00 per share paid in 2012, as well as the payment of the fourth quarter dividend of 2011 in the first quarter of 2012.

Cash paid to purchase noncontrolling interest stock was $148 and $2,863, for the years ended December 31, 2013 and 2012, respectively. Cash provided by the sale of noncontrolling interest stock was $488 for the year ended December 31, 2013. There were no sales of noncontrolling interest stock for the year ended December 31, 2012.

Cash and cash equivalents were $34,665 at December 31, 2013, a decrease of $3,009, or 8.0%, from $37,674 at December 31, 2012.

Liquidity

On December 31, 2013 and 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $82,442 and $71,116 in short-term borrowings outstanding at December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility.  The letters of credit are used primarily to support certain workers compensation insurance policies.

At December 31, 2013, the Company had available unused lines of credit amounting to $416,847, compared to $428,121 at December 31, 2012. These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) of the committed lines of credit as of December 31, 2013 and 2012.

Short-term borrowings outstanding during the years ended December 31, 2013 and 2012 ranged from a minimum of $27,530 and $35,105 to a maximum of $126,188 and $111,032, respectively.

The revolving credit agreement contains various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreement.  The Company was in compliance with all covenants under this agreement as of December 31, 2013 and 2012.

Contractual Obligations and Commitments

The Company had the following contractual obligations as of December 31, 2013:

		Payments due by period
Contractual obligations	Total	2014	2015 and 2016	2017 and 2018	After 2018
Capital lease obligations	$5,713	$2,658	$2,297	$559	$199
Operating lease obligations	84,540	20,537	31,809	19,639	12,555
Purchase obligations	640,578	640,578	—	—	—
Total	$730,831	$663,773	$34,106	$20,198	$12,754

Capital lease obligations consist of both principal and interest payments.

The Company also had letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility.  At December 31, 2013, the Company had $416,847 available in unused lines of credit.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $135,483 of accrued, unfunded pension obligations, $85,020 of accrued, unfunded employment-related benefit obligations, of which $76,134 is related to the Company’s postretirement benefit plan, and $3,419 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

The Company also expects to make contributions totaling approximately $42,900 to its defined benefit pension plan during 2014 that are not included in the table.  The Company contributed $40,682 to its defined benefit pension plan in 2013.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 2 in notes to the consolidated financial statements located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K).  The Company believes the following accounting policies have the potential to have a more significant impact on its financial statements either because of the significance of the financial statement item to which they relate or because they involve a higher degree of judgment and complexity.

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

Pension and Postretirement Benefits Plans

The Company’s pension and postretirement benefits obligations and expenses are determined based on certain assumptions developed by the Company and used by its actuaries in calculating such amounts.  For the Company’s pension obligation, the most significant assumptions are the expected long-term rate of return on plan assets and the interest rate used to discount plan liabilities.  For the Company’s postretirement benefits plan liability, the most significant assumption is the interest rate used to discount the plan obligations.

The following tables present key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.87%	3.95%	4.34%	3.51%
Expected return on plan assets	6.00%	6.25%	—	—

While management believes that the assumptions selected by the Company are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and postretirement benefits obligations and future pension and postretirement benefits expense.  For example, holding all other assumptions constant, a one percent (1%) decrease in the discount rate used to calculate both pension expense for 2013 and the pension liability as of December 31, 2013 would have increased pension expense by $6,000 and the pension liability by $63,000, respectively.  Similarly, a one percent (1%) decrease in the discount rate would have increased 2013 postretirement benefits expense by $200 and the December 31, 2013 postretirement benefits liability by $6,200.

The Company's expected long-term rate of return on plan assets will increase to 6.25% for 2014.

A decrease in the expected long-term rate of return on plan assets could result in higher pension expense and increase or accelerate the Company’s contributions to the defined benefit pension plan in future years.  As an example, holding all other assumptions constant, a one percent (1%) decrease in the assumed rate of return on plan assets would have increased 2013 pension expense by $4,200.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2013.  The rate was assumed to decline to 5.00% in 2019 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2013, 2012 and 2011 postretirement benefit obligations or net periodic benefit cost.

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

New Accounting Standards

        No new accounting standards that were issued or became effective during 2013 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations, financial position, or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013, and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the year ended December 31, 2013, other than additional disclosures contained in Note 14.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices, and equity prices.  The Company’s primary exposures to market risk are interest rate risk associated with debt obligations, foreign currency exchange rate risk, and commodity price risk.

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

Based on $82,442 in variable-rate debt outstanding at December 31, 2013, a one percent (1%) increase in interest rates would increase the Company’s interest expense by $824 per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2013
Debt Instruments	2014	2015	2016	2017	2018	After 2018	Total	Fair Value

Long-term, fixed-rate debt	$2,443	1,346	718	276	203	188	$5,174	$4,851
Weighted-average interest rate	3.58%	3.93%	5.68%	12.97%	10.61%	7.94%

Short-term, variable-rate borrowings	$82,442	—	—	—	—	—	$82,442	$82,442
Weighted-average interest rate	1.58%	—	—	—	—	—

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

Commodity Price Risk

Graybar has a moderate level of primary exposure to commodity price risk on products it purchases for resale. Examples of such products include copper wire and cable, steel conduit, enclosures, fittings, and PVC products.  Graybar does not purchase commodities directly, however.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K for such period as filed with the SEC, should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto.

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial commodities, increased funding requirements and expenses related to the Company's pension plan, disruptions in the Company’s sources of supply, a sustained interruption in the operation of the Company’s information systems, cyber-attacks, compliance with increasing governmental regulations, adverse legal proceedings or other claims, and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the SEC.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2013.

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 13, 2014

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2013	2012	2011
Net Sales	$5,659,141	$5,413,281	$5,374,800
Cost of merchandise sold	(4,614,985)	(4,394,919)	(4,379,541)
Gross Margin	1,044,156	1,018,362	995,259
Selling, general and administrative expenses	(873,415)	(871,374)	(822,678)
Depreciation and amortization	(36,944)	(32,449)	(33,140)
Other income, net	2,495	33,143	3,769
Income from Operations	136,292	147,682	143,210
Interest expense, net	(1,341)	(2,234)	(10,021)
Income before provision for income taxes	134,951	145,448	133,189
Provision for income taxes	(53,677)	(58,850)	(51,298)
Net Income	81,274	86,598	81,891
Net income attributable to noncontrolling interests	(211)	(307)	(466)
Net Income attributable to Graybar Electric Company, Inc.	$81,063	$86,291	$81,425
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.09	$5.40	$5.14
(A)Adjusted for the declaration of a two and a half percent (2.5%) stock dividend in December 2013, shares related to which were issued in February 2014.  Prior to the adjustment, the average common shares outstanding were 15,580 and 15,451 for the years ended December 31, 2012 and 2011, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2013	2012	2011
Net Income	$81,274	$86,598	$81,891
Other Comprehensive Income
Foreign currency translation	(5,553)	1,802	(1,520)
Unrealized gain less realized loss from interest rate swap
(net of tax of $1,831 in 2011)	—	—	2,876
Pension and postretirement benefits liability adjustment
(net of tax of $(20,270), $11,735, and $31,454, respectively)	31,838	(18,433)	(49,405)
Total Other Comprehensive Income (Loss)	26,285	(16,631)	(48,049)
Comprehensive Income	$107,559	$69,967	$33,842
Less: comprehensive income attributable to noncontrolling interests, net of tax	(45)	(126)	(438)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$107,514	$69,841	$33,404

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2013	2012
ASSETS
Current Assets
Cash and cash equivalents			$34,665	$37,674
Trade receivables (less allowances of $6,837 and $6,868, respectively)			823,072	782,390
Merchandise inventory			448,386	416,753
Other current assets			41,435	25,442
Total Current Assets			1,347,558	1,262,259
Property, at cost
Land			66,775	65,821
Buildings			413,159	393,399
Furniture and fixtures			232,093	212,650
Software			76,906	76,906
Capital leases			14,768	11,463
Total Property, at cost			803,701	760,239
Less – accumulated depreciation and amortization			(423,514)	(402,233)
Net Property			380,187	358,006
Other Non-current Assets			66,498	83,932
Total Assets			$1,794,243	$1,704,197
LIABILITIES
Current Liabilities
Short-term borrowings			$82,442	$71,116
Current portion of long-term debt			2,443	10,005
Trade accounts payable			630,198	573,252
Accrued payroll and benefit costs			93,262	109,250
Other accrued taxes			15,410	11,748
Other current liabilities			73,085	61,315
Total Current Liabilities			896,840	836,686
Postretirement Benefits Liability			67,534	77,036
Pension Liability			132,583	167,223
Long-term Debt			2,731	1,990
Other Non-current Liabilities			23,774	21,046
Total Liabilities			1,123,462	1,103,981
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2013	2012
Common, stated value $20.00 per share
Authorized	50,000,000	20,000,000
Issued to voting trustees	13,164,362	12,844,501
Issued to shareholders	2,765,577	2,740,489
In treasury, at cost	(41,576)	(84,566)
Outstanding Common Stock	15,888,363	15,500,424	317,767	310,008
Common shares subscribed	744,241	660,775	14,885	13,215
Less subscriptions receivable	(744,241)	(660,775)	(14,885)	(13,215)
Retained Earnings			489,740	453,770
Accumulated Other Comprehensive Loss			(140,363)	(166,814)
Total Graybar Electric Company, Inc. Shareholders’ Equity			667,144	596,964
Noncontrolling Interests			3,637	3,252
Total Shareholders’ Equity			670,781	600,216
Total Liabilities and Shareholders’ Equity			$1,794,243	$1,704,197

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2013	2012	2011
Cash Flows from Operations
Net Income	$81,274	$86,598	$81,891
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	36,944	32,449	33,140
Deferred income taxes	(3,441)	9,877	424
Net losses (gains) on disposal of property	418	(30,638)	140
Losses on impairment of property	—	1,066	312
Net income attributable to noncontrolling interests	(211)	(307)	(466)
Changes in assets and liabilities:
Trade receivables	(40,682)	29,764	(116,802)
Merchandise inventory	(31,633)	(20,629)	(5,774)
Other current assets	(15,261)	(4,108)	(7,616)
Other non-current assets	(127)	4,115	3,858
Trade accounts payable	56,946	(52,957)	90,816
Accrued payroll and benefit costs	(15,988)	(8,715)	22,454
Other current liabilities	11,955	7,855	(3,520)
Other non-current liabilities	10,694	5,487	(3,949)
Total adjustments to net income	9,614	(26,741)	13,017
Net cash provided by operations	90,888	59,857	94,908
Cash Flows from Investing Activities
Proceeds from disposal of property	447	34,079	296
Capital expenditures for property	(58,223)	(61,362)	(62,162)
Investment in affiliated company	—	478	870
Net cash used by investing activities	(57,776)	(26,805)	(60,996)
Cash Flows from Financing Activities
Net increase in short-term borrowings	11,326	28,554	22,867
Repayment of long-term debt	(7,386)	(38,851)	(43,864)
Principal payments under capital leases	(3,067)	(2,960)	(3,306)
Sales of common stock	12,839	11,925	11,121
Purchases of treasury stock	(12,772)	(11,172)	(9,264)
Sales of noncontrolling interests’ common stock	488	—	512
Purchases of noncontrolling interests’ common stock	(148)	(2,863)	(109)
Dividends paid	(37,401)	(51,978)	(22,258)
Net cash used by financing activities	(36,121)	(67,345)	(44,301)
Net Decrease in Cash	(3,009)	(34,293)	(10,389)
Cash, Beginning of Year	37,674	71,967	82,356
Cash, End of Year	$34,665	$37,674	$71,967
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisition of property under capital leases	$3,632	$1,971	$2,332
Cash Paid During the Year for:
Interest, net of amounts capitalized	$1,508	$2,376	$10,880
Income taxes, net of refunds	$44,676	$58,018	$55,136

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2010	$232,400	$423,602	$(102,343)	$5,148	$558,807
Net income		81,425		466	81,891
Other comprehensive income (loss)			(48,021)	(28)	(48,049)
Stock issued	11,121			512	11,633
Stock purchased	(9,264)			(109)	(9,373)
Dividends declared	23,373	(46,888)			(23,515)
Balance, December 31, 2011	$257,630	$458,139	$(150,364)	$5,989	$571,394
Net income		86,291		307	86,598
Other comprehensive income (loss)			(16,450)	(181)	(16,631)
Stock issued	11,925				11,925
Stock purchased	(11,172)			(2,863)	(14,035)
Dividends declared	51,625	(90,660)			(39,035)
Balance, December 31, 2012	$310,008	$453,770	$(166,814)	$3,252	$600,216
Net income		81,063		211	81,274
Other comprehensive income (loss)			26,451	(166)	26,285
Stock issued	12,839			488	13,327
Stock purchased	(12,772)			(148)	(12,920)
Dividends declared	7,692	(45,093)			(37,401)
Balance, December 31, 2013	$317,767	$489,740	$(140,363)	$3,637	$670,781

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2013 and 2012 and
for the Years Ended December 31, 2013, 2012, and 2011
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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2013 presentation.

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2013 that require recognition or disclosure in these financial statements.

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

Outgoing Freight Expenses

The Company records certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $48,497, $44,672, and $40,896 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Goodwill

The Company’s goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  The Company performs either a qualitative or quantitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2013, the Company has completed its annual impairment test and concluded that there is no impairment of the Company’s goodwill.  At December 31, 2013 and 2012, the Company had $6,680 of goodwill included in other non-current assets in its consolidated balance sheets.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2013 have had or are expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations, financial position, or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification.  The Company adopted this Update as of January 1, 2013, and the adoption did not have any impact on the Company's results of operations, financial position, or cash flows during the year ended December 31, 2013, other than additional disclosures contained in Note 14.

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2013
Allowance for cash discounts	$1,411	$22,943	$(22,794)	$1,560
Allowance for doubtful accounts	5,457	2,028	(2,208)	5,277
Total	$6,868	$24,971	$(25,002)	$6,837

For the Year Ended December 31, 2012
Allowance for cash discounts	$1,498	$21,228	$(21,315)	$1,411
Allowance for doubtful accounts	6,266	4,379	(5,188)	5,457
Total	$7,764	$25,607	$(26,503)	$6,868

For the Year Ended December 31, 2011
Allowance for cash discounts	$1,373	$20,440	$(20,315)	$1,498
Allowance for doubtful accounts	5,926	5,537	(5,197)	6,266
Total	$7,299	$25,977	$(25,512)	$7,764

4. INVENTORY

The Company’s inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 92% and 90% of the total inventories at December 31, 2013 and 2012, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been approximately $149,507 and $150,912 greater than reported under the LIFO method at December 31, 2013 and 2012, respectively.  The Company did not liquidate any portion of previously-created LIFO layers in 2013, 2012, and 2011.

Reserves for excess and obsolete inventories were $3,747 and $3,500 at December 31, 2013 and 2012, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $247, $(300), and $(700) for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Depreciation expense was $32,917, $28,937, and $27,728 in 2013, 2012, and 2011, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2013 and 2012 were $3,632 and $1,971, respectively.

The Company capitalizes interest expense on major construction and development projects while in progress.  Interest capitalized in 2013, 2012, and 2011 was $182, $56, and $13, respectively.

The Company capitalizes qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  The Company capitalized software and software development costs of $3,187 and $7,583 in 2013 and 2012, respectively, and the amounts are recorded in furniture and fixtures.

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,626 and $3,034 at December 31, 2013 and 2012, respectively, and is recorded in net property in the consolidated balance sheet. During 2013, the Company sold an asset classified as held for sale for $34 and recorded a net gain on the asset held for sale of $23 in other income, net. During 2012, the Company sold assets classified as held for sale for $33,486 and recorded net gains on the assets held for sale of $30,738 in other income, net.

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

The Company did not record any impairment charges during 2013 as the expected selling prices approximated the net book value of assets classified as assets held for sale. The Company recorded impairment losses totaling $1,066 and $312 to account for the expected losses on those assets held for sale where the net book value of the property listed for sale exceeded the estimated selling price less estimated selling expenses for the years ended December 31, 2012 and 2011, respectively.  The impairment losses are included in other income, net in the consolidated statements of income for the years ended December 31, 2012 and 2011.

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

The Company’s unrecognized tax benefits of $3,419, $3,530, and $3,746 as of December 31, 2013, 2012, and 2011, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

The Company’s uncertain tax benefits, and changes thereto, during 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Balance at January 1,	$3,530	$3,746	$3,843
Additions based on tax positions related to current year	516	600	593
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(567)	(570)	(579)
Settlements	(60)	(246)	(111)
Balance at December 31,	$3,419	$3,530	$3,746

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,220 and $1,195 in interest and penalties in its statement of financial position at December 31, 2013 and 2012, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The IRS conducted its field examination of the Company's 2008 and 2009 federal income tax returns. On May 1, 2013, the Company received the revenue agent's report, commonly referred to as a "30-day letter". The Company disputes the proposed adjustments raised in the revenue agent's report, has filed a protest, and awaits conclusion of the appeals process. The Company continues to believe its reserve for uncertain tax benefits is adequate at December 31, 2013. The Company has agreed to extend its federal statute of limitations for the 2008 through 2010 tax years until December 31, 2014.

In addition, an examination by the IRS of the Company's 2010 and 2011 federal income tax returns commenced in April 2013. The Company received the related 30-day letter on February 10, 2014. The Company disputes the proposed adjustments, which flow from the earlier disputed findings described in the preceding paragraph, and has filed an additional protest. The Company has received the revenue agent's rebuttal and is currently awaiting appeal proceedings.

Proposed adjustments in connection with both audits are pending appeal.

The Company’s state income tax returns for 2009 through 2013 remain subject to examination by various state authorities with the latest period closing on December 31, 2018.  The Company has not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2009.  Such statutes of limitations will expire on or before December 31, 2014, unless extended.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2013	2012	2011
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	3.9	3.6
Other, net	1.2	1.6	(0.1)
Effective tax rate	39.8%	40.5%	38.5%

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended
Components of Income before Taxes	2013	2012	2011
Domestic	$127,858	$133,300	$121,770
Foreign	7,093	12,148	11,419
Income before taxes	$134,951	$145,448	$133,189

	For the Years Ended
Components of Income Tax Provision	2013	2012	2011
Current expense
U.S. Federal	$47,790	$38,642	$41,052
State	7,066	6,848	6,343
Foreign	2,217	3,366	3,579
Total current expense	$57,073	$48,856	$50,974
Deferred (benefit) expense
U.S. Federal	$(2,983)	9,090	246
State	(458)	786	178
Foreign	45	118	(100)
Total deferred (benefit) expense	$(3,396)	$9,994	$324
Total income tax provision	$53,677	$58,850	$51,298

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2013	2012
Postretirement benefits	$29,260	$32,257
Payroll accruals	3,114	3,095
Bad debt reserves	2,094	2,178
Other deferred tax assets	9,820	10,359
Pension	41,682	55,665
Inventory	4,597	3,174
Subtotal	90,567	106,728
less: valuation allowances	(279)	(285)
Deferred tax assets	90,288	106,443
Fixed assets	(33,988)	(32,999)
Computer software	(3,775)	(3,708)
Other deferred tax liabilities	(1,868)	(2,184)
Deferred tax liabilities	(39,631)	(38,891)
Net deferred tax assets	$50,657	$67,552

Deferred tax assets included in other current assets were $5,936 and $3,678 at December 31, 2013 and 2012, respectively.  Deferred tax assets included in other non-current assets were $45,135 and $64,260 at December 31, 2013 and 2012, respectively.  Deferred tax liabilities included in other current liabilities were $414 and $386 at December 31, 2013 and 2012. The Company’s deferred tax assets include foreign net operating losses of $232 and $285 as of December 31, 2013 and 2012 that expire in 2024.  The Company’s deferred tax assets also include state net operating loss carryforwards of $1,165 and $1,821 as of December 31, 2013 and 2012, respectively, that expire between 2014 and 2030.  The Company's valuation allowance against deferred tax assets was $279 and $285 for the year ended December 31, 2013 and 2012, respectively. Due to uncertainties regarding the utilization of the Company's foreign and state net operating losses, a valuation allowance has been applied against the total deferred tax benefit at December 31, 2013.

The Company has undistributed earnings of non-U.S. subsidiaries of approximately $59,388 and $54,440 as of December 31, 2013 and 2012, respectively. The Company has not made a provision for U.S. federal and state income taxes on these accumulated but undistributed earnings, as such earnings are considered to be indefinitely reinvested outside the U.S.

7. CAPITAL STOCK

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At December 31, 2013, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

At the Company's annual meeting of shareholders on June 13, 2013, the shareholders approved an amendment to the Company's amended Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

During 2013, eligible employees and qualified retirees subscribed for 744,241 shares totaling $14,885.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 10, 2014; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on the Company’s payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 10, 2014, in the case of shares paid for prior to January 10, 2014.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2013	638,647	681,637
2012	558,599	658,890
2011	463,189	474,219

The Company also has authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of the Board of Directors of the Company.  There were no shares of preferred stock outstanding at December 31, 2013 and 2012.

On December 12, 2013, the Company declared a two and a half percent (2.5%) common stock dividend.  Each shareholder was entitled to one share of common stock for every forty shares held as of January 2, 2014.  The stock was issued on February 3, 2014.  On December 13, 2012, the Company declared a twenty percent (20%) common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 2, 2013.  The stock was issued on February 1, 2013.  On December 8, 2011, the Company declared a ten percent (10%) common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of January 3, 2012. The stock was issued on February 1, 2012.

8. NET INCOME PER SHARE OF COMMON STOCK

The per share computations for periods presented have been adjusted to reflect the new number of shares as of December 31, 2013, as a result of the stock dividend declared on December 12, 2013 payable to shareholders of record on January 2, 2014.  Shares representing this dividend were issued on February 3, 2014.  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a two and a half percent (2.5%) stock dividend declared in 2013, a twenty percent (20%) stock dividend declared in 2012, and a ten percent (10%) stock dividend declared in 2011.  The average number of shares used in computing net income per share of common stock at December 31, 2013, 2012, and 2011 was 15,935,751, 15,969,060, and 15,837,597, respectively.

9. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

	December 31,
Long-term Debt	2013	2012
6.59% senior note, unsecured, due in semiannual installments of $3,750 beginning in October 2003 through April 2013	$—	$3,750
6.65% senior note, unsecured, due in annual installments of $3,636 beginning in June 2003 through June 2013	—	3,636
2.01% to 30.63% capital leases, secured by equipment, various maturities	5,174	4,609
	$5,174	$11,995
Less current portion	(2,443)	(10,005)
Long-term Debt	$2,731	$1,990

Long-term Debt matures as follows:
2014	$2,443
2015	1,346
2016	718
2017	276
2018	203
After 2018	188
$5,174

On December 31, 2013 and December 31, 2012, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit subfacility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

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

The obligations of Graybar Canada under the new revolving credit facility are secured by the guaranty of the Company and any material U.S. subsidiaries of the Company. Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation, the repayment of any of the Company's obligations under the revolving credit facility.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.20% to 0.35% per annum, subject to adjustment based upon the Company's consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.05% to 1.65% per annum payable quarterly, also subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.05% to 0.65% or LIBOR loans plus a margin ranging from 1.05% to 1.65%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties, the absence of an event of default, and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

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

The Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the representation or warranty made by any of the credit parties being materially incorrect, the occurrence of an event of default under certain other indebtedness of the Company and its subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under the Employee Retirement Income Security Act (ERISA), and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Credit Agreement may be declared immediately due and payable.

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

At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. At December 31, 2012, the Company had total letters of credit of $8,938 outstanding, of which $763 were issued under the $500,000 revolving credit facility.

Short-term borrowings of $82,442 and $71,116 outstanding at December 31, 2013 and 2012, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2013 and 2012 ranged from a minimum of $27,530 and $35,105 to a maximum of $126,188 and $111,032, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2013 and 2012 amounted to approximately $68,000 and $67,000 at weighted-average interest rates of 1.58% and 1.88%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2013 was 1.50%.

At December 31, 2013, the Company had available unused lines of credit amounting to $416,847, compared to $428,121 at December 31, 2012.  These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit have annual fees of up to 35 basis points (0.35%) of the committed lines of credit as of December 31, 2013 and 2012.

The carrying amount of the Company’s outstanding long-term, fixed-rate debt exceeded its fair value by $323 and $215 at December 31, 2013 and 2012, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of the Company’s variable-rate short- and long-term debt approximates its carrying value at December 31, 2013 and 2012, respectively.

The revolving credit agreement contains various affirmative and negative covenants.  The Company is also required to maintain certain financial ratios as defined in the agreement.  The Company was in compliance with all covenants as of December 31, 2013 and 2012.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees.  Substantially all of the Company’s employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. The Company funds postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2013 and 2012.

 The following table sets forth information regarding the Company’s pension and other postretirement benefits as of December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Projected benefit obligation	$(558,650)	$(598,917)	$(76,134)	$(83,836)
Fair value of plan assets	423,167	430,894	—	—
Funded status	$(135,483)	$(168,023)	$(76,134)	$(83,836)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $476,807 and $499,499 at December 31, 2013 and 2012, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Current accrued benefit cost	$(2,900)	$(800)	$(8,600)	$(6,800)
Non-current accrued benefit cost	(132,583)	(167,223)	(67,534)	(77,036)
Net amount recognized	$(135,483)	$(168,023)	$(76,134)	$(83,836)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$138,186	$164,064	$13,780	$20,233
Prior service cost (gain)	1,575	2,415	(6,525)	(7,858)
Accumulated other comprehensive loss	$139,761	$166,479	$7,255	$12,375

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2014, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$11,120	$672
Prior service cost (gain)	611	(1,344)
Accumulated other comprehensive loss	$11,731	$(672)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.87%	3.95%	4.34%	3.51%
Rate of compensation increase	4.25%	4.25%	—	—
Health care cost trend on covered charges	—	—	7.5% / 5%	8% / 5%

For measurement of the postretirement benefit obligation, a 7.50% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2013.  This rate is assumed to decline to 5.00% at January 1, 2019 and remain at that level thereafter. A 1.0% increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2013 and 2012.

The following presents information regarding the plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Employer contributions	$40,682	$40,600	$4,453	$5,843
Participant contributions	$—	$—	$1,402	$1,107
Benefits paid	$(47,204)	$(37,417)	$(5,855)	$(6,950)

The Company expects to make contributions totaling $42,900 to its defined benefit pension plan during 2014.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2014	$42,900	$8,600
2015	40,400	9,400
2016	40,800	10,400
2017	40,400	11,500
2018	41,500	12,800
After 2018	234,100	88,000

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

The Company's defined benefit pension plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of long duration government, quasi-governmental, and corporate fixed-income securities, as well as appropriate levels of equity and alternative investments designed to optimize the plan's liability hedge ratio. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, at least partially offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
Asset allocation information for the defined benefit pension plan at December 31, 2013 and 2012 is as follows:

Investment	2013 Actual Allocation	2013 Target Allocation Range	2012 Actual Allocation	2012 Target Allocation Range
Equity securities-U.S.	10%	3-15%	7%	3-15%
Equity securities-International	9%	3-15%	8%	3-15%
Fixed income investments-U.S.	56%	35-75%	57%	35-75%
Fixed income investments-International	6%	3-10%	12%	3-10%
Absolute return	9%	5-15%	9%	5-15%
Real assets	5%	3-10%	5%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	4%	0-3%	1%	0-3%
Total	100%	100%	100%	100%

The following is a description of the valuation methodologies used for assets held by the defined benefit pension plan measured at fair value:

Equity securities - U.S.
Equity securities - U.S. consist of investments in U.S. corporate stocks and U.S. equity mutual funds. U.S. equity mutual funds include publicly traded mutual funds and a bank collective fund for ERISA plans. U.S. corporate stocks and U.S. equity mutual funds are primarily large-capitalization stocks (defined as companies with market capitalization of more than $10 billion). U.S. corporate stocks and publicly traded mutual funds are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1. The bank collective fund for ERISA plans is valued at the net asset value ("NAV") of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. While the underlying assets of the bank collective fund are publicly available, the fund is not; thus, the bank collective fund investment is classified as Level 2.

Equity securities - International
Equity securities - International consist of investments in international corporate stocks and publicly traded mutual funds and are both primarily investments within developed and emerging markets. Both are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1.

Fixed income investments - U.S.
Fixed income investments - U.S. consist of U.S. corporate bonds, government and government agency bonds, as well as a publicly traded mutual fund and a commingled fund, both of which invest in corporate and government debt securities within the U.S. U.S. corporate bonds, government and government agency bonds, and the publicly traded mutual fund are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1. The commingled fund is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. While the underlying assets of the commingled fund are publicly available, the fund is not; thus, the commingled fund is classified as Level 2.

Fixed income investments - International
Fixed income investments - International consist of international corporate bonds. International corporate bonds are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1.

In 2012, the commingled fund was in a group trust which invested in the debt of developed and developing markets. The commingled fund was valued at the NAV of units of the fund. The NAV, as provided by the Trustee, was used as a practical expedient to estimate fair value. The NAV was based on the fair value of the underlying investments held by the fund. The underlying assets of the commingled fund were not publicly available; thus, it was classified as Level 3. Audited financial statements are produced on an annual basis for the commingled fund.

Absolute return
Absolute return consists of investments in various hedge funds structured as fund-of-funds (defined as a single fund that invests in multiple funds). The hedge funds use various investment strategies in an attempt to generate positive returns. A fund-of-funds is designed to help diversify and reduce the risk of the overall portfolio. The hedge funds are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. The underlying assets of the hedge funds are not publicly available; thus they are classified as Level 3. Audited financial statements are produced on an annual basis for the hedge funds.

Real assets
Real assets consists of natural resource funds (oil, gas and forestry) and a real estate investment trust ("REIT"). The natural resource funds are comprised of a bank collective trust for ERISA plans and a limited partnership ("LP"). The bank collective fund for ERISA plans is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. While the underlying assets of the bank collective fund are publicly available, the fund is not; thus, the fund is classified as Level 2. The LP is generally characterized as requiring a long-term commitment with limited liquidity. The value of the LP is not publicly available and thus, is classified as Level 3. The REIT is a commingled trust. The commingled trust is valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. The underlying assets of the commingled trust are not publicly available; thus they are classified as Level 3. Audited financial statements are produced on an annual basis for the LP and REIT.

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

Short-term investments
In 2013, short-term investments consist of cash and cash equivalents in a short-term fund which is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. The short-term fund classifies the underlying assets as Level 2 within the short-term fund's financial statements; thus, the fund is classified as Level 2.

In 2012, short-term investments consisted of cash and cash equivalents which were not traded on listed exchanges and the valuation methodology used significant assumptions that were not directly observable. These investments were carried at cost, which approximated fair value, and were classified as Level 3.

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

There have been no changes in the methodologies used by the Company to determine fair value at December 31, 2013 or 2012.

The following tables set forth, by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2013 and 2012:

December 31, 2013
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$20,176	$—	$—	$20,176
Mutual funds	11,169	11,754	—	22,923
Equity securities - International
Corporate stocks	1,101	—	—	1,101
Mutual funds	38,246	—	—	38,246
Fixed income investments - U.S.
Corporate debt	108,844	—	—	108,844
U.S. government debt	38,870	—	—	38,870
Mutual funds	22,756	63,916	—	86,672
Fixed income investments - International
Corporate debt	23,920	—	—	23,920
Absolute return	—	—	39,448	39,448
Real assets	—	8,455	14,737	23,192
Private equity	—	—	3,793	3,793
Short-term investments	—	15,982	—	15,982
Total	$265,082	$100,107	$57,978	$423,167

December 31, 2012
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$15,609	$—	$—	$15,609
Mutual funds	6,505	8,871	—	15,376
Equity securities - International
Corporate stocks	544	—	—	544
Mutual funds	33,603	—	—	33,603
Fixed income investments - U.S.
Corporate debt	120,457	—	—	120,457
U.S. government debt	37,979	—	—	37,979
Mutual funds	17,988	68,017	—	86,005
Fixed income investments - International
Corporate debt	31,725	—	—	31,725
Commingled funds	—	—	22,063	22,063
Absolute return	—	—	37,289	37,289
Real assets	—	7,041	12,702	19,743
Private equity	—	—	3,807	3,807
Short-term investments	—	—	6,694	6,694
Total	$264,410	$83,929	$82,555	$430,894

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2013 and 2012:

December 31, 2013
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$22,063	$37,289	$12,702	$3,807	$6,694	$82,555
Realized gains/(losses)	5,721	831	16	—	—	6,568
Unrealized gains/(losses)	(6,629)	2,344	2,127	(14)	—	(2,172)
Purchases	—	30,900	—	—	—	30,900
Sales	(21,155)	(31,916)	(108)	—	(6,694)	(59,873)
Balance, end of year	$—	$39,448	$14,737	$3,793	$—	$57,978

December 31, 2012
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$18,314	$36,738	$17,451	$4,303	$7,681	$84,487
Realized gains/(losses)	35	1,125	54	231	—	1,445
Unrealized gains/(losses)	1,841	756	1,320	(347)	—	3,570
Transfers	—	—	(7,041)	—	—	(7,041)
Purchases	2,000	3,505	1,239	183	95,694	102,621
Sales	(127)	(4,835)	(321)	(563)	(96,681)	(102,527)
Balance, end of year	$22,063	$37,289	$12,702	$3,807	$6,694	$82,555

The net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 included the following components:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$24,119	$22,215	$16,497	$2,644	$2,336	$2,141
Interest cost	23,914	24,896	22,684	2,873	3,355	3,679
Expected return on plan assets	(23,909)	(23,670)	(21,883)	—	—	—
Amortization of:
Net actuarial loss	26,371	21,116	14,104	1,794	1,719	1,971
Prior service cost (gain)	1,375	1,380	1,404	(2,181)	(2,181)	(2,181)
Net periodic benefit cost	$51,870	$45,937	$32,806	$5,130	$5,229	$5,610

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.95%	4.75%	5.50%	3.51%	4.25%	4.75%
Expected return on plan assets	6.00%	6.25%	6.25%	—	—	—
Rate of compensation increase	4.25%	4.50%	4.25%	—	—	—
Health care cost trend on covered charges	—	—	—	8% / 5%	8% / 5%	8% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, an 8.00% annual rate of increase in per capita cost of covered health care benefits was assumed for 2013.  The rate was assumed to decline to 5.00% in 2019 and to remain at that level thereafter. A 1.0% increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2013, 2012 and 2011 net periodic benefit cost.

11. PROFIT SHARING AND SAVINGS PLAN

The Company provides a defined contribution profit sharing and savings plan covering substantially all of its full-time employees.  Annual contributions by the Company to the profit-sharing portion of the plan are at the discretion of management and are generally based on the profitability of the Company.  Expense recognized by the Company under the profit-sharing portion of the plan was $34,132, $54,751, and $51,894 for the years ended December 31, 2013, 2012 and 2011, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006.

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

Unrealized gains (net of tax) of $886 related to the swap were recorded in accumulated other comprehensive loss during the year ended December 31, 2011.

  The loss (net of tax) reclassified from accumulated other comprehensive loss to interest expense related to the effective portion of the interest rate swap was $1,080 during the year ended December 31, 2011.  No ineffectiveness was recorded in the consolidated statement of income during 2011.

13. COMMITMENTS AND CONTINGENCIES

Rental expense was $21,134, $20,306, and $20,275 in 2013, 2012, and 2011, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2014	$20,537
2015	17,044
2016	14,765
2017	11,590
2018	8,049
After 2018	12,555

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31 are as follows:

	2013	2012
Currency translation	$6,653	$12,040
Pension liability	(139,761)	(166,479)
Postretirement benefits liability	(7,255)	(12,375)
Accumulated other comprehensive loss	$(140,363)	$(166,814)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012:

	2013			2012
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$28,165	$(806)	$27,359	$22,835	$(801)	$22,034
Tax (benefit) expense	(10,957)	314	(10,643)	(8,883)	311	(8,572)
Total reclassifications for the period, net of tax	$17,208	$(492)	$16,716	$13,952	$(490)	$13,462

The following table represents the activity included in accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012:

	2013			2012
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$12,040	$(178,854)	$(166,814)	$10,057	$(160,421)	$(150,364)
Other comprehensive (loss) income before reclassifications	(5,387)	—	(5,387)	1,983	—	1,983
Amounts reclassified from accumulated other comprehensive income (net of tax $(10,643) and $(8,572))	—	16,716	16,716	—	13,462	13,462
Actuarial gain (loss), (net of tax $(9,627) and $20,307)	—	15,122	15,122	—	(31,895)	(31,895)
Net current-period other comprehensive (loss) income	(5,387)	31,838	26,451	1,983	(18,433)	(16,450)
Ending balance December 31,	$6,653	$(147,016)	$(140,363)	$12,040	$(178,854)	$(166,814)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2013 and 2012, adjusted for the declaration of stock dividends of two and a half percent (2.5%) and twenty percent (20%) in 2013 and 2012, respectively, is as follows:

	2013
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,282,922	$1,468,108	$1,486,451	$1,421,660
Gross margin	$235,832	$263,965	$277,663	$266,696
Net income attributable to the Company	$7,946	$21,891	$28,633	$22,593
Net income attributable to the Company per share of common stock(A)	$0.50	$1.37	$1.80	$1.42
(A)All periods adjusted for a two and a half percent (2.5%) stock dividend declared in December 2013.  Prior to these adjustments, the average common shares outstanding for the first, second and third quarters of 2013 were 15,634,284, 15,577,599, and 15,507,191, respectively.

	2012
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,280,247	$1,381,417	$1,389,292	$1,362,325
Gross margin	$246,813	$258,675	$256,246	$256,628
Net income attributable to the Company	$16,355	$42,788	$20,012	$7,136
Net income attributable to the Company per share of common stock(B)	$1.02	$2.67	$1.26	$0.45
 (B)All periods adjusted for a two and a half percent (2.5%) stock dividend declared in December 2013 and a twenty percent (20%) stock dividend declared in December 2012.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2012 were 13,012,497, 13,021,478, 12,973,095, and 12,946,278, respectively.

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

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013 was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that have occurred during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

On March 13, 2014, Mr. Richard A. Cole, a director and District Vice President – Chicago District, of the Company, announced his intention to retire, effective October 1, 2014. In connection with his retirement, Mr. Cole will resign as a director of the Company (including as a member of the Audit Committee and Compensation Committee).
Also on March 13, 2014, the Board of Directors elected William P. Mansfield as a director of the Company and appointed him as Senior Vice President – Sales and Marketing, an executive officer, in each case, effective as of April 1, 2014. Mr. Mansfield will serve on the Executive Committee of the Board.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2014 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2014 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2013 Annual Report on Form 10-K.

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2013 (page 23).

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013 (page 24).

		(iii)	Consolidated Balance Sheets, as of December 31, 2013 and 2012 (page 25).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013 (page 26).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2013 (page 27).

		(vi)	Notes to Consolidated Financial Statements (pages 28 to 45).

		(vii)	Report of Independent Registered Public Accounting Firm (page 22).

	2.	Index to Financial Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and the accompanying notes thereto.

	3.	Exhibits
The following exhibits required to be filed as part of this Annual Report on Form 10-K have been included:

	(3)	(i)	Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 13, 2013 (Commission File No.000-00255) and incorporated herein by reference.

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

	(10)	Material Contracts

		(i)	Management Incentive Plan.*

(ii)
Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2014, filed as Exhibit 10(ii) to the Company’s Current Report on Form 8-K dated September 12, 2013 (Commission File No. 000-00255) and incorporated herein by reference.*

(iii)
Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (Commission File No. 000-00255) and incorporated herein by reference.*

(iv)
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

(v)
First Amendment to Credit Agreement, dated as of May 29, 2013, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of March 2014.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 13, 2014.

/s/ K. M. MAZZARELLA	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ R. R. HARWOOD	Director, Senior Vice President and Chief Financial Officer
(R. R. Harwood)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. BENDER	Director
(D. A. Bender)

/s/ R. A. COLE	Director
(R. A. Cole)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ L. R. GIGLIO	Director
(L. R. Giglio)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ D. G. MAXWELL	Director
(D. G. Maxwell)

/s/ B. L. PROPST	Director
(B. L. Propst)

Index of Exhibits

(3)	(i) Articles of Incorporation

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 31, 2013 (Commission File No.000-00255) and incorporated herein by reference.

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

(i) Management Incentive Plan.*

(ii)
Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2014, filed as Exhibit 10(ii) to the Company’s Current Report on Form 8-K dated September 12, 2013 (Commission File No. 000-00255) and incorporated herein by reference.*

(iii)
Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (Commission File No. 000-00255) and incorporated herein by reference.*

(iv)
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

(v)
First Amendment to Credit Agreement, dated as of May 29, 2013, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement