Form 10-Q
period 2014-03-31
GRAYBAR ELECTRIC CO INC
filed 2014-05-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2014: 15,786,306
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2014
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2014	2013
Gross Sales	$1,318,121	$1,287,905
Cash discounts	(5,321)	(4,983)
Net Sales	1,312,800	1,282,922
Cost of merchandise sold	(1,063,343)	(1,047,090)
Gross Margin	249,457	235,832
Selling, general and administrative expenses	(219,925)	(213,780)
Depreciation and amortization	(9,677)	(9,017)
Other income, net	729	557
Income from Operations	20,584	13,592
Interest expense, net	(390)	(363)
Income before Provision for Income Taxes	20,194	13,229
Provision for income taxes	(8,844)	(5,250)
Net Income	11,350	7,979
Less: Net income attributable to noncontrolling interests	(29)	(33)
Net Income attributable to Graybar Electric Company, Inc.	$11,321	$7,946
Net Income per share of Common Stock(A)	$0.71	$0.50
Cash Dividends per share of Common Stock(B)	$0.30	$0.30
Average Common Shares Outstanding(A)	15,969	16,025

(A)Adjusted for the declaration of a two and a half percent (2.5%) stock dividend in 2013, shares related to which were issued in February 2014.  Prior to the adjustment, the average common shares outstanding were 15,634 for the three months ended March 31, 2013.

(B)Cash dividends declared were $4,792 and $4,700 for the three months ended March 31, 2014 and 2013, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2014	2013
Net Income	$11,350	$7,979
Other Comprehensive Income
Foreign currency translation	(2,598)	(1,595)
Pension and postretirement benefits liability adjustment (net of tax of $(1,752) and $(2,568), respectively)	2,753	4,032
Total Other Comprehensive Income	155	2,437
Comprehensive Income	$11,505	$10,416
Comprehensive income attributable to noncontrolling interests, net of tax	95	35
Comprehensive Income attributable to Graybar Electric Company, Inc.	$11,600	$10,451

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2014	December 31, 2013
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$63,163	$34,665
Trade receivables (less allowances of $6,980 and $6,837, respectively)			777,093	823,072
Merchandise inventory			458,324	448,386
Other current assets			48,793	41,435
Total Current Assets			1,347,373	1,347,558
Property, at cost
Land			67,337	66,775
Buildings			414,097	413,159
Furniture and fixtures			237,124	232,093
Software			83,160	76,906
Capital leases			15,585	14,768
Total Property, at cost			817,303	803,701
Less – accumulated depreciation and amortization			(431,590)	(423,514)
Net Property			385,713	380,187
Other Non-current Assets			61,573	66,498
Total Assets			$1,794,659	$1,794,243
LIABILITIES
Current Liabilities
Short-term borrowings			$78,990	$82,442
Current portion of long-term debt			4,556	2,443
Trade accounts payable			656,018	630,198
Accrued payroll and benefit costs			75,736	93,262
Other accrued taxes			16,395	15,410
Other current liabilities			64,052	73,085
Total Current Liabilities			895,747	896,840
Postretirement Benefits Liability			67,893	67,534
Pension Liability			126,233	132,583
Long-term Debt			6,775	2,731
Other Non-current Liabilities			19,244	23,774
Total Liabilities			1,115,892	1,123,462
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2014	December 31, 2013
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,464,170	13,164,362
Issued to shareholders	2,796,095	2,765,577
In treasury, at cost	(316,819)	(41,576)
Outstanding Common Stock	15,943,446	15,888,363	318,869	317,767
Advance Payments on Subscriptions to Common Stock			443	—
Retained Earnings			496,269	489,740
Accumulated Other Comprehensive Loss			(140,084)	(140,363)
Total Graybar Electric Company, Inc. Shareholders’ Equity			675,497	667,144
Noncontrolling Interests			3,270	3,637
Total Shareholders’ Equity			678,767	670,781
Total Liabilities and Shareholders’ Equity			$1,794,659	$1,794,243

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2014	2013
Cash Flows from Operations
Net Income	$11,350	$7,979
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,677	9,017
Deferred income taxes	(395)	(528)
Net gains on disposal of property	(70)	(21)
Net income attributable to noncontrolling interests	(29)	(33)
Changes in assets and liabilities:
Trade receivables	45,979	14,371
Merchandise inventory	(9,938)	(12,941)
Other current assets	(7,269)	1,519
Other non-current assets	3,479	2,644
Trade accounts payable	25,820	45,278
Accrued payroll and benefit costs	(17,526)	(17,215)
Other current liabilities	(9,777)	1,949
Other non-current liabilities	(6,016)	(2,137)
Total adjustments to net income	33,935	41,903
Net cash provided by operations	45,285	49,882
Cash Flows from Investing Activities
Proceeds from disposal of property	89	34
Capital expenditures for property	(8,991)	(14,763)
Net cash used by investing activities	(8,902)	(14,729)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(3,452)	(18,586)
Principal payments under capital leases	(914)	(759)
Sale of common stock	7,050	6,248
Purchases of common stock	(5,505)	(2,954)
Purchases of noncontrolling interests’ common stock	(272)	(63)
Dividends paid	(4,792)	(4,700)
Net cash used by financing activities	(7,885)	(20,814)
Net Increase in Cash	28,498	14,339
Cash, Beginning of Year	34,665	37,674
Cash, End of Period	$63,163	$52,013

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$817	$316
Acquisition of software under financing arrangement	6,254	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			7,946		33	7,979
Other comprehensive income				2,505	(68)	2,437
Stock issued	5,843					5,843
Stock purchased	(2,954)				(63)	(3,017)
Advance payments		405				405
Dividends declared			(4,700)			(4,700)
March 31, 2013	$312,897	$405	$457,016	$(164,309)	$3,154	$609,163

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			11,321		29	11,350
Other comprehensive income				279	(124)	155
Stock issued	6,607					6,607
Stock purchased	(5,505)				(272)	(5,777)
Advance payments		443				443
Dividends declared			(4,792)			(4,792)
March 31, 2014	$318,869	$443	$496,269	$(140,084)	$3,270	$678,767

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Graybar Electric Company, Inc., without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that its disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts.  The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2014 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2013, included in the Company’s latest Annual Report on Form 10-K.

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

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since March 31, 2014 that require recognition or disclosure in these financial statements.

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

Supplier Volume Incentives

The Company’s agreements with many of its suppliers provide for the Company to earn volume incentives based on purchases during the agreement period.  These agreements typically provide for the incentives to be paid quarterly or annually in arrears.  The Company estimates amounts to be received from suppliers at the end of each reporting period based on the earnout level that the Company believes is probable of being achieved.  The Company records the incentive ratably over the year as a reduction of cost of merchandise sold as the related inventory is sold.  Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of the Company’s suppliers were to decline, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three months ended March 31, 2014.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,239 and $1,220 in interest and penalties in its condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  Separately, the IRS conducted examinations of the Company’s 2008 and 2009, and 2010 and 2011 federal income tax returns. In March 2014, appellate conferences were held relating to the Company’s position on protested adjustments of proposed IRS findings. In April 2014, the parties reached agreement specifying a payment of $807. Settlement agreements are to be executed to cover the impact of the agreed upon adjustments on all filed federal tax returns. This settlement has been recorded in the Company’s federal income tax expense for the period ended March 31, 2014. The Company has agreed to extend its federal statute of limitations for the 2008 through 2010 tax years until December 31, 2014.

The Company's state income tax returns for 2009 through 2013 remain subject to examination by various state authorities, with the latest period closing on December 31, 2018. The Company has not extended the statutes of limitations with respect to years prior to 2009. Such statutes of limitations will expire on or before December 31, 2014, unless extended.

The Company’s unrecognized tax benefits of $3,488 and $3,419 at March 31, 2014 and December 31, 2013, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At March 31, 2014, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

5. REVOLVING CREDIT FACILITY

On March 31, 2014 and December 31, 2013, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000.

On May 29, 2013, the Company and Graybar Canada amended the Credit Agreement to clarify that the Canadian Dealer Offered Rate ("CDOR") would replace Canadian LIBOR, which was discontinued by the British Bankers' Association after May 31, 2013. Effective on the amendment date, borrowings by the Canadian borrower denominated in Canadian dollars under the Credit Agreement bear interest based on, at the Canadian borrower's election, either (i) the base rate (as defined in the Credit Agreement) or (ii) CDOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. Borrowings by the Company are unaffected by this amendment to the Credit Agreement.
At March 31, 2014, the Company had total letters of credit of $6,175 outstanding, of which none were issued under the $500,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $78,990 and $82,442 in short-term borrowings outstanding under the revolving credit facility at March 31, 2014 and December 31, 2013, respectively.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. The Company funds postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2014 and December 31, 2013.

The net periodic benefit cost for the three months ended March 31, 2014 and 2013 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$5,597	$6,525	$625	$675
Interest cost	6,799	5,975	825	725
Expected return on plan assets	(6,675)	(5,975)	—	—
Amortization of:
Net actuarial loss	4,534	6,325	275	475
Prior service cost (gain)	246	350	(550)	(550)
Settlement loss	789	—	—	—
Net periodic benefit cost	$11,290	$13,200	$1,175	$1,325
The Company recorded a settlement loss that resulted from lump sum pension distributions.

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended March 31, 2014 and 2013. Additional contributions totaling $32,900 are expected to be paid during the remainder of 2014.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$4,809	$(304)	$4,505	$6,800	$(200)	$6,600
Tax (benefit) expense	(1,870)	118	(1,752)	(2,646)	78	(2,568)
Total reclassifications for the period, net of tax	$2,939	$(186)	$2,753	$4,154	$(122)	$4,032

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$6,653	$(147,016)	$(140,363)	$12,040	$(178,854)	$(166,814)
Other comprehensive (loss) income before reclassifications	(2,474)	—	(2,474)	(1,527)	—	(1,527)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,752) and $(2,568))	—	2,753	2,753	—	4,032	4,032
Net current-period other comprehensive (loss) income	(2,474)	2,753	279	(1,527)	4,032	2,505
Ending balance March 31,	$4,179	$(144,263)	$(140,084)	$10,513	$(174,822)	$(164,309)

8. ASSETS HELD FOR SALE

The Company considers properties to be assets held for sale when all of the following criteria are met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and the Company expects the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. At March 31, 2014 and December 31, 2013, the net book value of assets held for sale was $7,626 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment charges during the three-month periods ended March 31, 2014 and 2013.

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; increased funding requirements and expenses related to the Company's pension plan; disruptions in the Company’s sources of supply; a sustained interruption in the operation of the Company’s information systems; cyber-attacks; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on the Company’s ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning the Company, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Business Overview

Graybar attained record first quarter net sales of $1,312,800, which was 2.3% higher than the previous record set in 2013. The record was set despite an unfavorable foreign exchange environment and weather-related closings of multiple Graybar facilities during the quarter ended March 31, 2014.

Gross margin rate on net sales for the quarter improved to 19.0%, from 18.4% for the same period in 2013. The increase was the result of a variety of factors, including several gross margin rate improvement initiatives. The combination of record sales and an improved gross margin rate yielded $249,457 in gross margin for the quarter, $13,625, or 5.8%, more than the same three month period in 2013.

After opening fourteen locations in 2013, Graybar continued to expand its presence and service offerings by opening two locations during the quarter. Plans to open additional locations are proceeding. In addition, a significant expansion in the sales organization is underway to reach new customers. Throughout 2014, the Company will continue to add e-commerce capabilities while introducing a new mobile platform to enhance customer experience. The Company believes these actions along with its existing footprint in the marketplace will continue to position it well to further grow sales during the remainder of 2014.

Consolidated Results of Operations

The following table sets forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Dollars	Percent	Dollars	Percent
Net Sales	$1,312,800	100.0%	$1,282,922	100.0%
Cost of merchandise sold	(1,063,343)	(81.0)	(1,047,090)	(81.6)
Gross Margin	249,457	19.0	235,832	18.4
Selling, general and administrative expenses	(219,925)	(16.8)	(213,780)	(16.7)
Depreciation and amortization	(9,677)	(0.7)	(9,017)	(0.7)
Other income, net	729	0.1	557	0.1
Income from Operations	20,584	1.6	13,592	1.1
Interest expense, net	(390)	—	(363)	(0.1)
Income before Provision for Income Taxes	20,194	1.6	13,229	1.0
Provision for income taxes	(8,844)	(0.7)	(5,250)	(0.4)
Net Income	11,350	0.9	7,979	0.6
Less: Net income attributable to noncontrolling interests	(29)	—	(33)	—
Net Income attributable to Graybar Electric Company, Inc.	$11,321	0.9%	$7,946	0.6%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales totaled $1,312,800 for the quarter ended March 31, 2014, compared to $1,282,922 for the quarter ended March 31, 2013, an increase of $29,878, or 2.3%.  Net sales to the electrical market sector for the three months ended March 31, 2014 increased 4.3%, while net sales to the comm/data market sector decreased 2.6%, compared to the same three-month period of 2013.

Gross margin increased $13,625, or 5.8%, to $249,457 from $235,832 primarily due to the Company's focus on gross margin rate improvement initiatives as well as increased net sales in the first quarter of 2014, compared to the same period of 2013. The Company’s gross margin as a percent of net sales totaled 19.0% for the three months ended March 31, 2014, up from 18.4% for the three months ended March 31, 2013.

Selling, general and administrative expenses increased $6,145, or 2.9%, to $219,925 in the first quarter of 2014 from $213,780 in the first quarter of 2013, due primarily to higher compensation related expenses for the three months ended March 31, 2014.  Selling, general and administrative expenses as a percentage of net sales were 16.8% in the first quarter of 2014, up from 16.7% of net sales in the first quarter of 2013.

Depreciation and amortization expenses for the three months ended March 31, 2014 increased $660, or 7.3%, to $9,677 from $9,017 in the first quarter of 2013 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended March 31, 2014 and 2013.

Income before provision for income taxes totaled $20,194 for the three months ended March 31, 2014, an increase of $6,965, or 52.6%, from $13,229 for the three months ended March 31, 2013. The increase was generated primarily by the increase in gross margin, partially offset by the increases in selling, general, and administrative expenses and depreciation and amortization expenses.

The Company’s total provision for income taxes increased $3,594, or 68.5%, to $8,844 for the three months ended March 31, 2014, compared to $5,250 for the same period of 2013.  The Company’s effective tax rate was 43.8% for the three months ended March 31, 2014, compared to 39.7% for the same period of 2013. The increase in the effective tax rate for the three months ended March 31, 2014 was attributable to the impact of agreed upon adjustments as a result of the IRS examination settlement with respect to all filed federal tax returns.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2014 increased $3,375, or 42.5%, to $11,321 from $7,946 for the three months ended March 31, 2013.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $45,285 for the three-month period ended March 31, 2014, compared to $49,882 during the three months ended March 31, 2013.  Positive cash flows from operations for the three months ended March 31, 2014 were primarily due to net income of $11,350, a decrease in trade receivables of $45,979, and an increase in trade accounts payable of $25,820, partially offset by an increase in merchandise inventory of $9,938 and a decrease in accrued payroll and benefit costs of $17,526.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2014 decreased modestly compared to the same three-month period ended March 31, 2013.  Merchandise inventory turnover decreased moderately for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of merchandise inventory purchases outpacing higher sales volume at March 31, 2014 compared to March 31, 2013.

Current assets exceeded current liabilities by $451,626 at March 31, 2014, an increase of $908, or 0.2%, from $450,718 at December 31, 2013.

Investing Activities

Net cash used by investing activities totaled $8,902 for the three months ended March 31, 2014, compared to $14,729 for the same period of 2013.  Capital expenditures for property were $8,991 and $14,763, and proceeds from the disposal of property were $89 and $34, for the three months ended March 31, 2014 and 2013, respectively. The decrease in capital expenditures in 2014 was primarily due to the purchase of two new facilities during the three months ended March 31, 2013. The proceeds received for the three months ended March 31, 2014 and 2013 were primarily from the sale of personal property.

Financing Activities

Net cash used by financing activities totaled $7,885 for the three months ended March 31, 2014, compared to $20,814 for the three months ended March 31, 2013.

Cash used to reduce short-term borrowings was $3,452 and $18,586 for the three months ended March 31, 2014 and 2013, respectively. The Company made payments due on capital lease obligations of $914 and $759 during the three months ended March 31, 2014 and 2013, respectively.

Cash provided by the sale of common stock amounted to $7,050 and $6,248, and purchases of stock to be held in treasury were $5,505 and $2,954, for the three months ended March 31, 2014 and 2013, respectively.  Cash dividends paid were $4,792 and $4,700 for the three months ended March 31, 2014 and 2013, respectively.

Cash paid for noncontrolling interests' common stock totaled $272 and $63 during the three months ended March 31, 2014 and 2013, respectively.
Cash and cash equivalents were $63,163 at March 31, 2014, compared to $34,665 at December 31, 2013, an increase of $28,498, or 82.2%.

Liquidity

 On March 31, 2014 and December 31, 2013, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows the Company to request increases in the aggregate borrowing commitments of up to $200,000. There were $78,990 and $82,442 in short-term borrowings outstanding under the revolving credit facility at March 31, 2014 and December 31, 2013, respectively.

On May 29, 2013, the Company and Graybar Canada amended the Credit Agreement to clarify that the Canadian Dealer Offered Rate ("CDOR") would replace Canadian LIBOR, which was discontinued by the British Bankers' Association after May 31, 2013. Effective on the amendment date, borrowings by the Canadian borrower denominated in Canadian dollars under the Credit Agreement bear interest based on, at the Canadian borrower's election, either (i) the base rate (as defined in the Credit Agreement) or (ii) CDOR, in each case plus an applicable margin, as set forth in the pricing grid detailed in the Credit Agreement. Borrowings by the Company are unaffected by this amendment to the Credit Agreement.
At March 31, 2014, the Company had total letters of credit of $6,175 outstanding, of which none were issued under the $500,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

At March 31, 2014, the Company had unused lines of credit amounting to $421,010 available, compared to $416,847 at December 31, 2013.   These lines are available to meet the short-term cash requirements of the Company, and are subject to annual fees of up to 35 basis points (0.35%).

Short-term borrowings outstanding during the three months ended March 31, 2014 and 2013 ranged from a minimum of $47,182 and $27,530 to a maximum of $111,703 and $79,462, respectively.

The revolving credit facility contains various affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement.  The Company was in compliance with all these covenants as of March 31, 2014 and December 31, 2013.

New Accounting Standards Updates

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three months ended March 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At March 31, 2014, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2014	111,541	$20.00	N/A
February 1 to February 28, 2014	96,647	$20.00	N/A
March 1 to March 31, 2014	67,055	$20.00	N/A
Total	275,243	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

	(10)	(i)	Management Incentive Plan.*

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

May 7, 2014	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2014	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(10(i))	Management Incentive Plan.*

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation agreement