Form 10-Q
period 2014-06-30
GRAYBAR ELECTRIC CO INC
filed 2014-08-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2014: 15,782,335
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2014
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2014	2013	2014	2013
Gross Sales	$1,523,857	$1,473,776	$2,841,978	$2,761,681
Cash discounts	(6,482)	(5,657)	(11,803)	(10,640)
Net Sales	1,517,375	1,468,119	2,830,175	2,751,041
Cost of merchandise sold	(1,235,433)	(1,204,154)	(2,298,776)	(2,251,244)
Gross Margin	281,942	263,965	531,399	499,797
Selling, general and administrative expenses	(224,949)	(218,379)	(444,874)	(432,159)
Depreciation and amortization	(9,677)	(9,000)	(19,354)	(18,017)
Other income, net	1,429	645	2,158	1,202
Income from Operations	48,745	37,231	69,329	50,823
Interest expense, net	(368)	(401)	(758)	(764)
Income before Provision for Income Taxes	48,377	36,830	68,571	50,059
Provision for income taxes	(19,270)	(14,904)	(28,114)	(20,154)
Net Income	29,107	21,926	40,457	29,905
Less: Net income attributable to noncontrolling interests	(63)	(35)	(92)	(68)
Net Income attributable to Graybar Electric Company, Inc.	$29,044	$21,891	$40,365	$29,837
Net Income per share of Common Stock(A)	$1.83	$1.37	$2.54	$1.87
Cash Dividends per share of Common Stock(B)	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	15,842	15,967	15,890	15,987

(A)Adjusted for the declaration of a two and a half percent (2.5%) stock dividend in 2013, shares related to which were issued in February 2014.  Prior to the adjustment, the average common shares outstanding were 15,578 and 15,597 for the three and six months ended June 30, 2013, respectively.

(B)Cash dividends declared were $4,756 and $4,676 for the three months ended June 30, 2014 and 2013, respectively. Cash dividends declared were $9,548 and $9,376 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2014	2013	2014	2013
Net Income	$29,107	$21,926	$40,457	$29,905
Other Comprehensive Income
Foreign currency translation	2,897	(2,587)	299	(4,182)
Pension and postretirement benefits liability adjustment (net of tax of $(1,687), $(2,754), $(3,439) and $(5,322), respectively)	2,647	4,326	5,400	8,358
Total Other Comprehensive Income	5,544	1,739	5,699	4,176
Comprehensive Income	$34,651	$23,665	$46,156	$34,081
Comprehensive (income) loss attributable to noncontrolling interests, net of tax	(171)	57	(76)	92
Comprehensive Income attributable to Graybar Electric Company, Inc.	$34,480	$23,722	$46,080	$34,173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2014	December 31, 2013
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$50,039	$34,665
Trade receivables (less allowances of $6,811 and $6,837, respectively)			865,313	823,072
Merchandise inventory			463,776	448,386
Other current assets			52,472	41,435
Total Current Assets			1,431,600	1,347,558
Property, at cost
Land			68,351	66,775
Buildings			417,306	413,159
Furniture and fixtures			241,861	232,093
Software			83,360	76,906
Capital leases			16,802	14,768
Total Property, at cost			827,680	803,701
Less – accumulated depreciation and amortization			(439,677)	(423,514)
Net Property			388,003	380,187
Other Non-current Assets			61,682	66,498
Total Assets			$1,881,285	$1,794,243
LIABILITIES
Current Liabilities
Short-term borrowings			$72,450	$82,442
Current portion of long-term debt			6,048	2,443
Trade accounts payable			734,046	630,198
Accrued payroll and benefit costs			57,572	93,262
Other accrued taxes			12,624	15,410
Other current liabilities			76,674	73,085
Total Current Liabilities			959,414	896,840
Postretirement Benefits Liability			68,329	67,534
Pension Liability			121,709	132,583
Long-term Debt			6,869	2,731
Other Non-current Liabilities			18,096	23,774
Total Liabilities			1,174,417	1,123,462
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2014	December 31, 2013
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,581,682	13,164,362
Issued to shareholders	2,808,785	2,765,577
In treasury, at cost	(556,847)	(41,576)
Outstanding Common Stock	15,833,620	15,888,363	316,672	317,767
Advance Payments on Subscriptions to Common Stock			860	—
Retained Earnings			520,557	489,740
Accumulated Other Comprehensive Loss			(134,648)	(140,363)
Total Graybar Electric Company, Inc. Shareholders’ Equity			703,441	667,144
Noncontrolling Interests			3,427	3,637
Total Shareholders’ Equity			706,868	670,781
Total Liabilities and Shareholders’ Equity			$1,881,285	$1,794,243

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2014	2013
Cash Flows from Operations
Net Income	$40,457	$29,905
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,354	18,017
Deferred income taxes	(1,855)	(3,990)
Net gains on disposal of property	(229)	(28)
Net income attributable to noncontrolling interests	(92)	(68)
Changes in assets and liabilities:
Trade receivables	(42,241)	(78,276)
Merchandise inventory	(15,390)	(22,254)
Other current assets	(9,839)	(535)
Other non-current assets	3,089	2,778
Trade accounts payable	103,848	128,224
Accrued payroll and benefit costs	(35,690)	(57,107)
Other current liabilities	1,137	14,058
Other non-current liabilities	(6,918)	4,742
Total adjustments to net income	15,174	5,561
Net cash provided by operations	55,631	35,466
Cash Flows from Investing Activities
Proceeds from disposal of property	304	123
Capital expenditures for property	(18,900)	(24,989)
Net cash used by investing activities	(18,596)	(24,866)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(9,992)	12,561
Repayment of long-term debt	—	(7,386)
Principal payments under capital leases	(1,600)	(1,516)
Sale of common stock	10,071	9,036
Purchases of common stock	(10,306)	(7,025)
Purchases of noncontrolling interests’ common stock	(286)	(70)
Dividends paid	(9,548)	(9,376)
Net cash used by financing activities	(21,661)	(3,776)
Net Increase in Cash	15,374	6,824
Cash, Beginning of Year	34,665	37,674
Cash, End of Period	$50,039	$44,498

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$2,034	$1,789
Acquisition of software and maintenance under financing arrangement	7,309	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			29,837		68	29,905
Other comprehensive income				4,336	(160)	4,176
Stock issued	8,231					8,231
Stock purchased	(7,025)				(70)	(7,095)
Advance payments		805				805
Dividends declared			(9,376)			(9,376)
June 30, 2013	$311,214	$805	$474,231	$(162,478)	$3,090	$626,862

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			40,365		92	40,457
Other comprehensive income				5,715	(16)	5,699
Stock issued	9,211					9,211
Stock purchased	(10,306)				(286)	(10,592)
Advance payments		860				860
Dividends declared			(9,548)			(9,548)
June 30, 2014	$316,672	$860	$520,557	$(134,648)	$3,427	$706,868

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

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2014 that require recognition or disclosure in these financial statements.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. Public business entities must implement the new guidance for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that year. Earlier application is not permitted.

The new standard provides for two alternative implementation methods.  The first is to apply the new standard retrospectively to each prior reporting period presented.  This method allows the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption.  Under this transition method, the Company would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application (which for the Company will be January 1, 2017).  The Company would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires the Company to disclose comparative information for the year of adoption.

Graybar has not yet determined which method the Company will use to implement the new standard or the impact the new standard is expected to have on the consolidated financial statements or on other matters or aspects of the Company’s business.

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three and six months ended June 30, 2014.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,267 and $1,220 in interest and penalties in its condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  Separately, the IRS conducted examinations of the Company’s 2008 and 2009, and 2010 and 2011 federal income tax returns. In May 2014, the Company formalized settlement of the IRS audit for each of these four years. Collectively, including interest, the Company settled the assessments for $907. This closure has been recorded in the Company’s federal income tax expense for the six months ended June 30, 2014. The Company has agreed to extend its federal statute of limitations for the 2008 through 2010 tax years until December 31, 2014.

The Company's state income tax returns for 2009 through 2013 remain subject to examination by various state authorities, with the latest period closing on December 31, 2018. The Company has not extended the statutes of limitations with respect to years prior to 2009. Such statutes of limitations will expire on or before December 31, 2014, unless extended.

The Company’s unrecognized tax benefits of $3,658 and $3,419 at June 30, 2014 and December 31, 2013, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At June 30, 2014, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

5. REVOLVING CREDIT FACILITY

On December 31, 2013, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which included a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also included a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contained an accordion feature, which allowed the Company to request increases in the aggregate borrowing commitments of up to $200,000.

On June 6, 2014, the Company and Graybar Canada amended and extended their five-year revolving credit facility, to, among other things, increase the availability from $500,000 to $550,000, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing-line loan facility of up to $50,000, and a Canadian swing-line loan facility of up to $20,000, pursuant to the terms and conditions of a Second Amendment to Credit Agreement, dated as of June 6, 2014 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows Graybar to request increases to the aggregate borrowing commitments of up to$300,000. The five-year Amended Credit Agreement matures in June 2019.

Borrowings of Graybar Canada may be in U.S. Dollars or Canadian Dollars. The obligations of Graybar Canada are secured by the guaranty of Graybar and any material domestic subsidiaries of Graybar (as defined in the Amended Credit Agreement). Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

Interest on the Company’s borrowings under the Amended Credit Agreement are based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower also selects the term of the loan, up to six months. Swing line loans, which are daily loans, bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada). In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60% or LIBOR loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain US or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company is subject during the term of the Amended Credit Agreement. The Company was in compliance with all these covenants as of June 30, 2014 and December 31, 2013.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, the fact that any representation or warranty made by any of the credit parties is materially incorrect, failure to comply with covenants, the occurrence of an event of default under certain other indebtedness of Graybar and its subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under ERISA and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

At June 30, 2014, the Company had total letters of credit of $6,547 outstanding, of which $372 were issued under the $550,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $72,450 and $82,442 in short-term borrowings outstanding under the revolving credit facility at June 30, 2014 and December 31, 2013, respectively.

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

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. The Company funds postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2014 and December 31, 2013.

The net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$5,506	$5,534	$602	$647
Interest cost	6,610	5,982	843	711
Expected return on plan assets	(6,637)	(5,979)	—	—
Amortization of:
Net actuarial loss	4,285	6,860	359	422
Prior service cost (gain)	230	338	(540)	(540)
Net periodic benefit cost	$9,994	$12,735	$1,264	$1,240

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$11,103	$12,059	$1,227	$1,322
Interest cost	13,409	11,957	1,668	1,436
Expected return on plan assets	(13,312)	(11,954)	—	—
Amortization of:
Net actuarial loss	8,819	13,185	634	897
Prior service cost (gain)	476	688	(1,090)	(1,090)
Settlement loss	789	—	—	—
Net periodic benefit cost	$21,284	$25,935	$2,439	$2,565
The Company recorded a settlement loss that resulted from lump sum pension distributions.

The Company made contributions to its defined benefit pension plan totaling $10,000 during each of the three-month periods ended June 30, 2014 and 2013. Contributions made during the six-month periods ended June 30, 2014 and 2013 each totaled $20,000. Additional contributions totaling $22,900 are expected to be paid during the remainder of 2014.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$4,644	$(310)	$4,334	$7,282	$(202)	$7,080
Tax (benefit) expense	(1,808)	121	(1,687)	(2,833)	79	(2,754)
Total reclassifications for the period, net of tax	$2,836	$(189)	$2,647	$4,449	$(123)	$4,326

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$9,453	$(614)	$8,839	$14,082	$(402)	$13,680
Tax (benefit) expense	(3,678)	239	(3,439)	(5,478)	156	(5,322)
Total reclassifications for the period, net of tax	$5,775	$(375)	$5,400	$8,604	$(246)	$8,358

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$4,179	$(144,263)	$(140,084)	$10,513	$(174,822)	$(164,309)
Other comprehensive (loss) income before reclassifications	2,789	—	2,789	(2,495)	—	(2,495)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,752) and $(2,568))	—	2,647	2,647	—	4,326	4,326
Net current-period other comprehensive (loss) income	2,789	2,647	5,436	(2,495)	4,326	1,831
Ending balance June 30,	$6,968	$(141,616)	$(134,648)	$8,018	$(170,496)	$(162,478)

The following table represents the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$6,653	$(147,016)	$(140,363)	$12,040	$(178,854)	$(166,814)
Other comprehensive (loss) income before reclassifications	315	—	315	(4,022)	—	(4,022)
Amounts reclassified from accumulated other comprehensive income	—	5,400	5,400	—	8,358	8,358
Net current-period other comprehensive (loss) income	315	5,400	5,715	(4,022)	8,358	4,336
Ending balance June 30,	$6,968	$(141,616)	$(134,648)	$8,018	$(170,496)	$(162,478)

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. At June 30, 2014 and December 31, 2013, the net book value of assets held for sale was $7,626 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment charges during the three and six month periods ended June 30, 2014 and 2013.

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

Business Overview

Graybar’s investments in new locations, sales force expansion, and additional e-commerce capabilities continued to yield positive results for the six months ended June 30, 2014. Following record net sales in the first quarter, Graybar established a quarterly net sales record with second quarter net sales of $1,517,375. Year-to-date June 2014 net sales were $2,830,175, which was also a record for the Company.

Gross margin rate on net sales for the second quarter improved to 18.6%, from 18.0% for the same three month period in 2013. The increase resulted from a number of factors, including several gross margin rate improvement initiatives. Gross margin for the six months ended June 30, 2014 increased $31,602, or 6.3%, to $531,399. The combination of record sales and improved gross margin rate yielded net income of $40,365 for the six months ended June 30, 2014, a 35.3% increase over the same period last year.

Graybar's focus on profitable growth and reaching new customers is expected to continue throughout the second half of 2014. The Company plans to open additional locations, further expand its sales organization, develop new e-commerce capabilities and introduce a new mobile platform to enhance the customer experience. Graybar believes these initiatives will augment its existing network of locations and capabilities, positioning the Company well for sales growth during the remainder of 2014.

Consolidated Results of Operations

The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Dollars	Percent	Dollars	Percent
Net Sales	$1,517,375	100.0%	$1,468,119	100.0%
Cost of merchandise sold	(1,235,433)	(81.4)	(1,204,154)	(82.0)
Gross Margin	281,942	18.6	263,965	18.0
Selling, general and administrative expenses	(224,949)	(14.8)	(218,379)	(14.9)
Depreciation and amortization	(9,677)	(0.6)	(9,000)	(0.6)
Other income, net	1,429	—	645	—
Income from Operations	48,745	3.2	37,231	2.5
Interest expense, net	(368)	—	(401)	—
Income before Provision for Income Taxes	48,377	3.2	36,830	2.5
Provision for income taxes	(19,270)	(1.3)	(14,904)	(1.1)
Net Income	29,107	1.9	21,926	1.4
Less: Net income attributable to noncontrolling interests	(63)	—	(35)	—
Net Income attributable to Graybar Electric Company, Inc.	$29,044	1.9%	$21,891	1.4%

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Dollars	Percent	Dollars	Percent
Net Sales	$2,830,175	100.0%	$2,751,041	100.0%
Cost of merchandise sold	(2,298,776)	(81.2)	(2,251,244)	(81.8)
Gross Margin	531,399	18.8	499,797	18.2
Selling, general and administrative expenses	(444,874)	(15.7)	(432,159)	(15.7)
Depreciation and amortization	(19,354)	(0.7)	(18,017)	(0.7)
Other income, net	2,158	—	1,202	—
Income from Operations	69,329	2.4	50,823	1.8
Interest expense, net	(758)	—	(764)	—
Income before Provision for Income Taxes	68,571	2.4	50,059	1.8
Provision for income taxes	(28,114)	(1.0)	(20,154)	(0.7)
Net Income	40,457	1.4	29,905	1.1
Less: Net income attributable to noncontrolling interests	(92)	—	(68)	—
Net Income attributable to Graybar Electric Company, Inc.	$40,365	1.4%	$29,837	1.1%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net sales totaled $1,517,375 for the quarter ended June 30, 2014, compared to $1,468,119 for the quarter ended June 30, 2013, an increase of $49,256, or 3.4%.  Net sales to both the electrical and comm/data market sectors for the three months ended June 30, 2014 increased 3.4%, compared to the same three-month period of 2013.

Gross margin increased $17,977, or 6.8%, to $281,942 from $263,965 primarily due to the Company's focus on gross margin rate improvement initiatives as well as increased net sales in the second quarter of 2014, compared to the same period of 2013. The Company’s gross margin as a percent of net sales totaled 18.6% for the three months ended June 30, 2014, up from 18.0% for the three months ended June 30, 2013.

Selling, general and administrative expenses increased $6,570, or 3.0%, to $224,949 in the second quarter of 2014 from $218,379 in the second quarter of 2013, due primarily to higher compensation related expenses for the three months ended June 30, 2014.  Selling, general and administrative expenses as a percentage of net sales were 14.8% in the second quarter of 2014, down from 14.9% of net sales in the second quarter of 2013.

Depreciation and amortization expenses for the three months ended June 30, 2014 increased $677, or 7.5%, to $9,677 from $9,000 in the second quarter of 2013 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the three months ended June 30, 2014 and 2013.

Other income, net totaled $1,429 for the three-month period ended June 30, 2014, compared to $645 for the three months ended June 30, 2013.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.

Income before provision for income taxes totaled $48,377 for the three months ended June 30, 2014, an increase of $11,547, or 31.4%, from $36,830 for the three months ended June 30, 2013. The increase was generated primarily by the increase in gross margin, partially offset by the increases in selling, general, and administrative expenses and depreciation and amortization expenses.

The Company’s total provision for income taxes increased $4,366, or 29.3%, to $19,270 for the three months ended June 30, 2014, compared to $14,904 for the same period of 2013.  The Company’s effective tax rate was 39.8% for the three months ended June 30, 2014, compared to 40.5% for the same period of 2013. The decrease in the effective tax rate was attributable to increases in pretax income for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2014 increased $7,153, or 32.7%, to $29,044 from $21,891 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net sales totaled $2,830,175 for the six-month period ended June 30, 2014, compared to $2,751,041 for the six-month period ended June 30, 2013, an increase of $79,134, or 2.9%.  Net sales to the electrical and comm/data market sectors for the six months ended June 30, 2014, increased 3.8% and 0.6%, respectively, compared to the same six-month period of 2013.

Gross margin increased $31,602, or 6.3%, to $531,399 from $499,797 primarily due to increased net sales in the first six months of 2014, compared to the same period of 2013.  The Company’s gross margin as a percent of net sales increased to 18.8% for the six months ended June 30, 2014 from 18.2% for the same period of 2013.

Selling, general and administrative expenses increased $12,715, or 2.9%, to $444,874, for the six-month period ended June 30, 2014, compared to $432,159 for the six-month period ended June 30, 2013, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales totaled 15.7% for the six-months ended June 30, 2014 and 2013.

Depreciation and amortization expenses for the six months ended June 30, 2014 increased $1,337, or 7.4%, to $19,354 from $18,017 for the same six-month period in 2013 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the six months ended June 30, 2014 and 2013.

Other income, net totaled $2,158 for the six-month period ended June 30, 2014, compared to $1,202 for the six months ended June 30, 2013.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the six months ended June 30, 2014 compared to the same six-month period in 2013 was due to increases in net gains on the disposal of personal property of $201 and other miscellaneous income items of $650.

Income before provision for income taxes totaled $68,571 for the six months ended June 30, 2014, an increase of $18,512, or 37.0%, from $50,059 for the six months ended June 30, 2013. The increase was generated primarily by the increase in gross margin, partially offset by the increases in selling, general, and administrative expenses and depreciation and amortization expenses.

The Company’s total provision for income taxes increased $7,960, or 39.5%, to $28,114 for the six months ended June 30, 2014, compared to $20,154 for the same period in 2013.  The Company’s year-to-date effective tax rate was 41.0% for the six months ended June 30, 2014, compared to 40.3% for the same period in 2013.  This increase was attributable to the impact of agreed upon adjustments as a result of the IRS examination settlement with respect to all filed federal tax returns.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2014 increased $10,528, or 35.3%, to $40,365 from $29,837 for the six months ended June 30, 2013.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $55,631 for the six-month period ended June 30, 2014, compared to $35,466 during the six months ended June 30, 2013.  Positive cash flows from operations for the six months ended June 30, 2014 were primarily due to net income of $40,457 and an increase in trade accounts payable of $103,848, partially offset by an increase of trade receivables of $42,241, a decrease in accrued payroll and benefit costs of $35,690, and an increase in merchandise inventory of $15,390.

The average number of days of sales in trade receivables for the three-month period ended June 30, 2014 decreased modestly compared to the same three-month period ended June 30, 2013.  Merchandise inventory turnover decreased modestly for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as a result of merchandise inventory purchases outpacing higher sales volume at June 30, 2014 compared to June 30, 2013.

Current assets exceeded current liabilities by $472,186 at June 30, 2014, an increase of $21,468, or 4.8%, from $450,718 at December 31, 2013.

Investing Activities

Net cash used by investing activities totaled $18,596 for the six months ended June 30, 2014, compared to $24,866 for the same period of 2013.  Capital expenditures for property were $18,900 and $24,989, and proceeds from the disposal of property were $304 and $123, for the six months ended June 30, 2014 and 2013, respectively. The proceeds received for the six months ended June 30, 2014 and 2013 were primarily from the sale of personal property.

Financing Activities

Net cash used by financing activities totaled $21,661 for the six months ended June 30, 2014, compared to $3,776 for the six months ended June 30, 2013.

Cash used to reduce short-term borrowings was $9,992 for the six months ended June 30, 2014, compared to cash provided by short-term borrowings of $12,561 for the six months ended June 30, 2013. The Company made payments due on capital lease obligations of $1,600 and $1,516 during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2013, the Company made payments on long-term debt of $7,386.

Cash provided by the sale of common stock amounted to $10,071 and $9,036, and purchases of stock to be held in treasury were $10,306 and $7,025, for the six months ended June 30, 2014 and 2013, respectively.  Cash dividends paid were $9,548 and $9,376 for the six months ended June 30, 2014 and 2013, respectively.

Cash paid for noncontrolling interests' common stock totaled $286 and $70 during the six months ended June 30, 2014 and 2013, respectively.
Cash and cash equivalents were $50,039 at June 30, 2014, compared to $34,665 at December 31, 2013, an increase of $15,374, or 44.4%.

Liquidity

On December 31, 2013, the Company and Graybar Canada Limited, the Company's Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which included a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also included a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contained an accordion feature, which allowed the Company to request increases in the aggregate borrowing commitments of up to $200,000.

On June 6, 2014, the Company and Graybar Canada amended and extended their five-year revolving credit facility, to, among other things, increase the availability from $500,000 to $550,000, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing-line loan facility of up to $50,000, and a Canadian swing-line loan facility of up to $20,000, pursuant to the terms and conditions of a Second Amendment to Credit Agreement, dated as of June 6, 2014 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows Graybar to request increases to the aggregate borrowing commitments of up to $300,000. The five-year Amended Credit Agreement matures in June 2019.

Borrowings of Graybar Canada may be in U.S. Dollars or Canadian Dollars. The obligations of Graybar Canada are secured by the guaranty of Graybar and any material domestic subsidiaries of Graybar (as defined in the Amended Credit Agreement). Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

Interest on the Company’s borrowings under the Amended Credit Agreement are based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower also selects the term of the loan, up to six months. Swing line loans, which are daily loans, bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada). In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60% or LIBOR loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon the Company's consolidated leverage ratio. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain US or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company is subject during the term of the Amended Credit Agreement. The Company was in compliance with all these covenants as of June 30, 2014 and December 31, 2013.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, the fact that any representation or warranty made by any of the credit parties is materially incorrect, failure to comply with covenants, the occurrence of an event of default under certain other indebtedness of Graybar and its subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under ERISA and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

At June 30, 2014, the Company had total letters of credit of $6,547 outstanding, of which $372 were issued under the $550,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers compensation insurance policies.

There were $72,450 and $82,442 in short-term borrowings outstanding under the revolving credit facility at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, the Company had unused lines of credit amounting to $477,178 available, compared to $416,847 at December 31, 2013.   These lines are available to meet the short-term cash requirements of the Company, and are subject to annual fees of up to 40 basis points (0.40%).

Short-term borrowings outstanding during the six months ended June 30, 2014 and 2013 ranged from a minimum of $31,574 and $27,530 to a maximum of $111,703 and $107,775, respectively.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. Public business entities must implement the new guidance for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that year. Earlier application is not permitted.

The new standard provides for two alternative implementation methods.  The first is to apply the new standard retrospectively to each prior reporting period presented.  This method allows the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption.  Under this transition method, the Company would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application (which for the Company will be January 1, 2017).  The Company would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires the Company to disclose comparative information for the year of adoption.

Graybar has not yet determined which method the Company will use to implement the new standard or the impact the new standard is expected to have on the consolidated financial statements or on other matters or aspects of the Company’s business.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three and six months ended June 30, 2014.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At June 30, 2014, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2014	158,829	$20.00	N/A
May 1 to May 31, 2014	36,246	$20.00	N/A
June 1 to June 30, 2014	44,953	$20.00	N/A
Total	240,028	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

(10)
Second amendment to Credit Agreement, dated as of June 6, 2014, among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as borrower, certain domestic subsidiaries of parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C Issuer, and the other lenders party thereto.

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

GRAYBAR ELECTRIC COMPANY, INC.

August 7, 2014	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2014	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(10)
Second amendment to Credit Agreement, dated as of June 6, 2014, among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as borrower, certain domestic subsidiaries of parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C Issuer, and the other lenders party thereto.

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