Form 10-Q
period 2014-09-30
GRAYBAR ELECTRIC CO INC
filed 2014-11-04
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 31, 2014: 15,785,336
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2014
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2014	2013	2014	2013
Gross Sales	$1,576,376	$1,492,594	$4,418,354	$4,254,275
Cash discounts	(6,619)	(6,135)	(18,422)	(16,775)
Net Sales	1,569,757	1,486,459	4,399,932	4,237,500
Cost of merchandise sold	(1,275,222)	(1,208,796)	(3,573,998)	(3,460,040)
Gross Margin	294,535	277,663	825,934	777,460
Selling, general and administrative expenses	(233,773)	(220,791)	(678,647)	(652,950)
Depreciation and amortization	(9,786)	(9,251)	(29,140)	(27,268)
Other income, net	739	451	2,897	1,653
Income from Operations	51,715	48,072	121,044	98,895
Interest expense, net	(364)	(407)	(1,122)	(1,171)
Income before Provision for Income Taxes	51,351	47,665	119,922	97,724
Provision for income taxes	(20,815)	(18,946)	(48,929)	(39,100)
Net Income	30,536	28,719	70,993	58,624
Less: Net income attributable to noncontrolling interests	(72)	(86)	(164)	(154)
Net Income attributable to Graybar Electric Company, Inc.	$30,464	$28,633	$70,829	$58,470
Net Income per share of Common Stock(A)	$1.93	$1.80	$4.47	$3.67
Cash Dividends per share of Common Stock(B)	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	15,799	15,895	15,861	15,954

(A)Adjusted for the declaration of a two and a half percent (2.5%) stock dividend in 2013, shares related to which were issued in February 2014.  Prior to the adjustment, the average common shares outstanding were 15,507 and 15,565 for the three and nine months ended September 30, 2013, respectively.

(B)Cash dividends declared were $4,754 and $4,665 for the three months ended September 30, 2014 and 2013, respectively. Cash dividends declared were $14,302 and $14,041 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2014	2013	2014	2013
Net Income	$30,536	$28,719	$70,993	$58,624
Other Comprehensive Income
Foreign currency translation	(3,665)	1,637	(3,366)	(2,545)
Pension and postretirement benefits liability adjustment (net of tax of $(1,719), $(2,661), $(5,158) and $(7,983), respectively)	2,701	4,179	8,101	12,537
Total Other Comprehensive (Loss) Income	(964)	5,816	4,735	9,992
Comprehensive Income	$29,572	$34,535	$75,728	$68,616
Comprehensive loss (income) attributable to noncontrolling interests, net of tax	64	(204)	(12)	(112)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$29,636	$34,331	$75,716	$68,504

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2014	December 31, 2013
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$40,920	$34,665
Trade receivables (less allowances of $6,697 and $6,837, respectively)			901,231	823,072
Merchandise inventory			486,950	448,386
Other current assets			51,949	41,435
Total Current Assets			1,481,050	1,347,558
Property, at cost
Land			68,125	66,775
Buildings			420,119	413,159
Furniture and fixtures			248,254	232,093
Software			83,898	76,906
Capital leases			17,828	14,768
Total Property, at cost			838,224	803,701
Less – accumulated depreciation and amortization			(447,217)	(423,514)
Net Property			391,007	380,187
Other Non-current Assets			59,604	66,498
Total Assets			$1,931,661	$1,794,243
LIABILITIES
Current Liabilities
Short-term borrowings			$73,682	$82,442
Current portion of long-term debt			6,062	2,443
Trade accounts payable			724,145	630,198
Accrued payroll and benefit costs			91,046	93,262
Other accrued taxes			12,895	15,410
Other current liabilities			82,570	73,085
Total Current Liabilities			990,400	896,840
Postretirement Benefits Liability			68,781	67,534
Pension Liability			117,307	132,583
Long-term Debt			6,144	2,731
Other Non-current Liabilities			17,819	23,774
Total Liabilities			1,200,451	1,123,462
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2014	December 31, 2013
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,710,417	13,164,362
Issued to shareholders	2,822,819	2,765,577
In treasury, at cost	(702,161)	(41,576)
Outstanding Common Stock	15,831,075	15,888,363	316,622	317,767
Advance Payments on Subscriptions to Common Stock			436	—
Retained Earnings			546,267	489,740
Accumulated Other Comprehensive Loss			(135,476)	(140,363)
Total Graybar Electric Company, Inc. Shareholders’ Equity			727,849	667,144
Noncontrolling Interests			3,361	3,637
Total Shareholders’ Equity			731,210	670,781
Total Liabilities and Shareholders’ Equity			$1,931,661	$1,794,243

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2014	2013
Cash Flows from Operations
Net Income	$70,993	$58,624
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,140	27,268
Deferred income taxes	(146)	(2,835)
Net (gains) losses on disposal of property	(276)	324
Net income attributable to noncontrolling interests	(164)	(154)
Changes in assets and liabilities:
Trade receivables	(78,159)	(63,862)
Merchandise inventory	(38,564)	(51,307)
Other current assets	(9,542)	(2,431)
Other non-current assets	1,965	(365)
Trade accounts payable	93,947	93,312
Accrued payroll and benefit costs	(2,216)	(27,778)
Other current liabilities	4,846	10,761
Other non-current liabilities	(6,725)	10,601
Total adjustments to net income	(5,894)	(6,466)
Net cash provided by operations	65,099	52,158
Cash Flows from Investing Activities
Proceeds from disposal of property	390	162
Capital expenditures for property	(31,775)	(40,014)
Net cash used by investing activities	(31,385)	(39,852)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(8,760)	19,130
Repayment of long-term debt	(897)	(7,386)
Principal payments under capital leases	(2,503)	(2,308)
Sale of common stock	12,503	11,347
Purchases of common stock	(13,212)	(10,105)
Sales of noncontrolling interests’ common stock	—	487
Purchases of noncontrolling interests’ common stock	(288)	(130)
Dividends paid	(14,302)	(14,041)
Net cash used by financing activities	(27,459)	(3,006)
Net Increase in Cash	6,255	9,300
Cash, Beginning of Year	34,665	37,674
Cash, End of Period	$40,920	$46,974

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$3,123	$2,738
Acquisition of software and maintenance under financing arrangement	7,309	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2012	$310,008	$—	$453,770	$(166,814)	$3,252	$600,216
Net income			58,470		154	58,624
Other comprehensive income				10,034	(42)	9,992
Stock issued	10,932				487	11,419
Stock purchased	(10,105)				(130)	(10,235)
Advance payments		415				415
Dividends declared			(14,041)			(14,041)
September 30, 2013	$310,835	$415	$498,199	$(156,780)	$3,721	$656,390

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			70,829		164	70,993
Other comprehensive income				4,887	(152)	4,735
Stock issued	12,067					12,067
Stock purchased	(13,212)				(288)	(13,500)
Advance payments		436				436
Dividends declared			(14,302)			(14,302)
September 30, 2014	$316,622	$436	$546,267	$(135,476)	$3,361	$731,210

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

Subsequent Events

        The Company has evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  Except as discussed in Note 8. Assets Held for Sale, no material subsequent events have occurred since September 30, 2014 that require recognition or disclosure in these financial statements.

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

Fair Value

The Company endeavors to utilize the best available information in measuring fair value.  U.S. GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  The Company uses fair value measurements to value its pension plan assets.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three and nine months ended September 30, 2014.

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

The Company classifies interest expense and penalties as part of its provision for income taxes based upon applicable federal and state interest/underpayment percentages.  The Company has accrued $1,370 and $1,220 in interest and penalties in its condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with U.S. GAAP and the amount of benefit previously taken or expected to be taken in the Company’s federal, state, and local income tax returns.

The Company’s federal income tax returns for the tax years 2008 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  Separately, the IRS conducted examinations of the Company’s 2008 and 2009, and 2010 and 2011 federal income tax returns. In May 2014, the Company formalized settlement of the IRS audit for each of these four years. Collectively, including interest, the Company settled the assessments for $907. This closure has been recorded in the Company’s federal income tax expense for the nine months ended September 30, 2014. The Company has agreed to extend its federal statute of limitations for the 2008 through 2010 tax years until December 31, 2014.

The Company's state income tax returns for 2009 through 2013 remain subject to examination by various state authorities, with the latest period closing on December 31, 2018. The Company has not extended the statutes of limitations with respect to years prior to 2009. Such statutes of limitations will expire on or before December 31, 2014, unless extended.

The Company’s unrecognized tax benefits of $3,844 and $3,419 at September 30, 2014 and December 31, 2013, respectively, are uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The Company is periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. The Company does not anticipate a material change in its unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable state law, a voting trust may not have a term greater than ten years. At September 30, 2014, approximately eighty-three percent (83%) of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued.  The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension. The Company has always exercised its purchase option and expects to continue to do so for the foreseeable future. All outstanding shares of the Company have been issued at $20.00 per share.

5. LONG-TERM DEBT AND BORROWINGS UNDER SHORT-TERM CREDIT AGREEMENTS

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

On June 6, 2014, the Company and Graybar Canada amended and extended their five-year revolving credit facility to, among other things, increase the availability from $500,000 to $550,000, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing-line loan facility of up to $50,000, and a Canadian swing-line loan facility of up to $20,000, pursuant to the terms and conditions of a Second Amendment to Credit Agreement, dated as of June 6, 2014 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows Graybar to request increases to the aggregate borrowing commitments of up to $300,000. The Amended Credit Agreement matures in June 2019.

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

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that the Company is subject to during the term of the Amended Credit Agreement. The Company was in compliance with all these covenants as of September 30, 2014 and December 31, 2013.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, the fact that any representation or warranty made by any of the credit parties is materially incorrect, failure to comply with covenants, the occurrence of an event of default under certain other indebtedness of Graybar and its subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under Employee Retirement Income Security Act ("ERISA") and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

At September 30, 2014, the Company had total letters of credit of $6,081 outstanding, of which $356 were issued under the $550,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $73,682 and $82,442 in short-term borrowings outstanding under the revolving credit facility at September 30, 2014 and December 31, 2013, respectively.

Private Placement Shelf Agreement

On September 22, 2014, the Company entered into an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. Subject to the terms and conditions set forth below, the facility is expected to allow the Company to issue senior promissory notes to affiliates of Prudential at fixed rate economic terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At September 30, 2014, no notes had been issued under the shelf agreement.

The term of each note issuance will be selected by the Company and will not exceed 12 years and will have such other particular terms as shall be set forth, in the case of any series of notes, in the Confirmation of Acceptance with respect to such series. Any notes issued under the shelf agreement will be guaranteed by the Company’s material domestic subsidiaries, if any, as described in the shelf agreement.  Any future proceeds of any issuance under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.

The shelf agreement contains customary representations and warranties of the Company and Prudential.  The shelf agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under the Amended Credit Agreement or certain other indebtedness of Graybar and its subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA; and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in the Amended Credit Agreement).  Upon the occurrence of an event of default, all outstanding obligations of Graybar under the shelf agreement may be declared immediately due and payable.

The shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that the Company is subject to during the term of the shelf agreement.  In addition, the Company has agreed to a most favored lender clause which is designed to ensure that any notes issued under the shelf agreement in the future shall continue to be of equal ranking with the Company’s indebtedness under the Amended Credit Agreement.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become one hundred percent (100%) vested after three years of service, regardless of age.  The Company’s plan funding policy is to make contributions provided that the total annual contributions will not be less than the ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by the Company from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income and equity securities, money market funds, and other investments.

The Company provides certain postretirement health care and life insurance benefits to retired employees. Substantially all of the Company’s employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. The Company funds postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2014 and December 31, 2013.

The net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$5,551	$6,030	$614	$661
Interest cost	6,704	5,979	834	718
Expected return on plan assets	(6,656)	(5,977)	—	—
Amortization of:
Net actuarial loss	4,410	6,593	317	449
Prior service cost (gain)	238	343	(545)	(545)
Net periodic benefit cost	$10,247	$12,968	$1,220	$1,283

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$16,654	$18,089	$1,841	$1,983
Interest cost	20,113	17,936	2,502	2,154
Expected return on plan assets	(19,968)	(17,931)	—	—
Amortization of:
Net actuarial loss	13,229	19,778	951	1,346
Prior service cost (gain)	714	1,031	(1,635)	(1,635)
Settlement loss	789	—	—	—
Net periodic benefit cost	$31,531	$38,903	$3,659	$3,848
The Company recorded a settlement loss that resulted from lump sum pension distributions.

The Company made contributions to its defined benefit pension plan totaling $10,002 during the three-month periods ended September 30, 2014 and 2013. Contributions made during the nine-month periods ended September 30, 2014 and 2013 totaled $32,863 and $30,680, respectively. Additional contributions totaling $10,002 are expected to be paid during the remainder of 2014.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$4,727	$(307)	$4,420	$7,042	$(202)	$6,840
Tax (benefit) expense	(1,839)	120	(1,719)	(2,740)	79	(2,661)
Total reclassifications for the period, net of tax	$2,888	$(187)	$2,701	$4,302	$(123)	$4,179
The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$14,180	$(921)	$13,259	$21,124	$(604)	$20,520
Tax (benefit) expense	(5,517)	359	(5,158)	(8,219)	236	(7,983)
Total reclassifications for the period, net of tax	$8,663	$(562)	$8,101	$12,905	$(368)	$12,537

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$6,968	$(141,616)	$(134,648)	$8,018	$(170,496)	$(162,478)
Other comprehensive (loss) income before reclassifications	(3,529)	—	(3,529)	1,519	—	1,519
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,719) and $(2,661))	—	2,701	2,701	—	4,179	4,179
Net current-period other comprehensive (loss) income	(3,529)	2,701	(828)	1,519	4,179	5,698
Ending balance September 30,	$3,439	$(138,915)	$(135,476)	$9,537	$(166,317)	$(156,780)

The following table represents the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$6,653	$(147,016)	$(140,363)	$12,040	$(178,854)	$(166,814)
Other comprehensive (loss) income before reclassifications	(3,214)	—	(3,214)	(2,503)	—	(2,503)
Amounts reclassified from accumulated other comprehensive income (net of tax $(5,158) and $(7,983)	—	8,101	8,101	—	12,537	12,537
Net current-period other comprehensive (loss) income	(3,214)	8,101	4,887	(2,503)	12,537	10,034
Ending balance September 30,	$3,439	$(138,915)	$(135,476)	$9,537	$(166,317)	$(156,780)

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

Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $8,409 and $7,626 at September 30, 2014 and December 31, 2013, respectively, and is recorded in net property in the condensed consolidated balance sheets.

Subsequent to September 30, 2014 but prior to issuance of this report, the Company sold one of the locations included as an asset held for sale. The location had a net book value of $740 and yielded a net gain of $85.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. The Company recorded no impairment charges during the three and nine month periods ended September 30, 2014 and 2013.

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

The Company’s capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which shares were issued.  The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension.  The Company has always exercised its purchase option and expects to continue to do so for the foreseeable future.  All outstanding shares of the Company have been issued at $20.00 per share.

Business Overview

Graybar’s investments in new locations, sales force expansion, and additional e-commerce capabilities continued to yield positive results for the nine months ended September 30, 2014. Following record net sales in the first and second quarters, Graybar set a quarterly net sales record in the third quarter with net sales of $1,569,757. Year-to-date September 30, 2014 net sales were $4,399,932, which was also a record for the Company.

Gross margin rate on net sales for the third quarter improved to 18.8%, from 18.7% for the same three-month period in 2013. The increase resulted from increased sales as well as several gross margin rate improvement initiatives. Gross margin for the nine months ended September 30, 2014 increased $48,474, or 6.2%, to $825,934. The combination of record sales and improved gross margin rate yielded net income of $70,829 for the nine months ended September 30, 2014, a 21.1% increase over the same period last year.

Graybar continues to reach new customers by opening additional locations, further expanding its sales organization, developing new e-commerce capabilities and introducing a new mobile platform to enhance the customer experience. Graybar remains focused on working to its customers’ advantage, driving profitable growth and executing its long-term strategic plan and believes these initiatives will augment its existing network of locations and capabilities, positioning the Company well for sales growth during the remainder of 2014.

Consolidated Results of Operations

The following tables set forth certain information relating to the operations of the Company stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Dollars	Percent	Dollars	Percent
Net Sales	$1,569,757	100.0%	$1,486,459	100.0%
Cost of merchandise sold	(1,275,222)	(81.2)	(1,208,796)	(81.3)
Gross Margin	294,535	18.8	277,663	18.7
Selling, general and administrative expenses	(233,773)	(14.9)	(220,791)	(14.9)
Depreciation and amortization	(9,786)	(0.6)	(9,251)	(0.6)
Other income, net	739	—	451	—
Income from Operations	51,715	3.3	48,072	3.2
Interest expense, net	(364)	—	(407)	—
Income before Provision for Income Taxes	51,351	3.3	47,665	3.2
Provision for income taxes	(20,815)	(1.4)	(18,946)	(1.3)
Net Income	30,536	1.9	28,719	1.9
Less: Net income attributable to noncontrolling interests	(72)	—	(86)	—
Net Income attributable to Graybar Electric Company, Inc.	$30,464	1.9%	$28,633	1.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Dollars	Percent	Dollars	Percent
Net Sales	$4,399,932	100.0%	$4,237,500	100.0%
Cost of merchandise sold	(3,573,998)	(81.2)	(3,460,040)	(81.7)
Gross Margin	825,934	18.8	777,460	18.3
Selling, general and administrative expenses	(678,647)	(15.4)	(652,950)	(15.4)
Depreciation and amortization	(29,140)	(0.7)	(27,268)	(0.6)
Other income, net	2,897	—	1,653	—
Income from Operations	121,044	2.7	98,895	2.3
Interest expense, net	(1,122)	—	(1,171)	—
Income before Provision for Income Taxes	119,922	2.7	97,724	2.3
Provision for income taxes	(48,929)	(1.1)	(39,100)	(0.9)
Net Income	70,993	1.6	58,624	1.4
Less: Net income attributable to noncontrolling interests	(164)	—	(154)	—
Net Income attributable to Graybar Electric Company, Inc.	$70,829	1.6%	$58,470	1.4%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales totaled $1,569,757 for the quarter ended September 30, 2014, compared to $1,486,459 for the quarter ended September 30, 2013, an increase of $83,298, or 5.6%.  Net sales to the electrical and comm/data market sectors for the three months ended September 30, 2014 increased 5.6% and 5.5%, respectively, compared to the same three-month period of 2013.

Gross margin increased $16,872, or 6.1%, to $294,535 from $277,663 primarily due to the Company's focus on gross margin rate improvement initiatives as well as increased net sales in the third quarter of 2014, compared to the same period of 2013. The Company’s gross margin as a percent of net sales totaled 18.8% for the three months ended September 30, 2014, up from 18.7% for the three months ended September 30, 2013.

Selling, general and administrative expenses increased $12,982, or 5.9%, to $233,773 in the third quarter of 2014 from $220,791 in the third quarter of 2013, due primarily to higher compensation related expenses for the three months ended September 30, 2014.  Selling, general and administrative expenses as a percentage of net sales totaled 14.9% for the three months ended September 30, 2014 and 2013.

Depreciation and amortization expenses for the three months ended September 30, 2014 increased $535, or 5.8%, to $9,786 from $9,251 in the third quarter of 2013 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.6% for the three months ended September 30, 2014 and 2013.

Other income, net totaled $739 for the three-month period ended September 30, 2014, compared to $451 for the three months ended September 30, 2013.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities. The increase in other income, net for the three months ended September 30, 2014 was due to net gains on the disposal of personal property of $47 compared to a net loss of $352 during the same three-month period in 2013, partially offset by a decrease in other miscellaneous income of $97 for the three months ended September 30, 2014.

Income before provision for income taxes totaled $51,351 for the three months ended September 30, 2014, an increase of $3,686, or 7.7%, from $47,665 for the three months ended September 30, 2013. The increase was generated primarily by the increase in gross margin, partially offset by the increases in selling, general, and administrative expenses and depreciation and amortization expenses.

The Company’s total provision for income taxes increased $1,869, or 9.9%, to $20,815 for the three months ended September 30, 2014, compared to $18,946 for the same period of 2013.  The Company’s effective tax rate was 40.5% for the three months ended September 30, 2014, compared to 39.7% for the same period of 2013. The increase in the effective tax rate was attributable to changes in pretax income.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2014 increased $1,831, or 6.4%, to $30,464 from $28,633 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales totaled $4,399,932 for the nine-month period ended September 30, 2014, compared to $4,237,500 for the nine-month period ended September 30, 2013, an increase of $162,432, or 3.8%.  Net sales to the electrical and comm/data market sectors for the nine months ended September 30, 2014, increased 4.5% and 2.4%, respectively, compared to the same nine-month period of 2013.

Gross margin increased $48,474, or 6.2%, to $825,934 from $777,460 primarily due to the Company's focus on gross margin rate improvement initiatives as well as increased net sales in the first nine months of 2014, compared to the same period of 2013.  The Company’s gross margin as a percent of net sales increased to 18.8% for the nine months ended September 30, 2014 from 18.3% for the same period of 2013.

Selling, general and administrative expenses increased $25,697, or 3.9%, to $678,647, for the nine-month period ended September 30, 2014, compared to $652,950 for the nine-month period ended September 30, 2013, mainly due to higher employment-related costs.  Selling, general and administrative expenses as a percentage of net sales totaled 15.4% for the nine months ended September 30, 2014 and 2013.

Depreciation and amortization expenses for the nine months ended September 30, 2014 increased $1,872, or 6.9%, to $29,140 from $27,268 for the same nine-month period in 2013 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the nine months ended September 30, 2014, up from 0.6% for the same period of 2013.

Other income, net totaled $2,897 for the nine-month period ended September 30, 2014, compared to $1,653 for the nine months ended September 30, 2013.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to the Company’s business activities.  The increase in other income, net for the nine months ended September 30, 2014 compared to the same nine-month period in 2013 was primarily due to increases in net gains on the disposal of personal property of $601 and other miscellaneous income items of $607.

Income before provision for income taxes totaled $119,922 for the nine months ended September 30, 2014, an increase of $22,198, or 22.7%, from $97,724 for the nine months ended September 30, 2013. The increase was generated primarily by the increase in gross margin, partially offset by the increases in selling, general and administrative expenses and depreciation and amortization expenses.

The Company’s total provision for income taxes increased $9,829, or 25.1%, to $48,929 for the nine months ended September 30, 2014, compared to $39,100 for the same period in 2013.  The Company’s year-to-date effective tax rate was 40.8% for the nine months ended September 30, 2014, compared to 40.0% for the same period in 2013.  The increase in the effective tax rate was attributable to the impact of agreed upon adjustments as a result of the IRS examination settlement with respect to all filed federal tax returns.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2014 increased $12,359, or 21.1%, to $70,829 from $58,470 for the nine months ended September 30, 2013.

Financial Condition and Liquidity

The Company has historically funded its working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with its suppliers, supplemented by short-term bank lines of credit.  Capital assets have been financed primarily by short-term bank lines of credit and long-term debt.

Operating Activities

Net cash provided by operations was $65,099 for the nine-month period ended September 30, 2014, compared to $52,158 during the nine months ended September 30, 2013.  Positive cash flows from operations for the nine months ended September 30, 2014 were primarily due to net income of $70,993 and an increase in trade accounts payable of $93,947, partially offset by an increase of trade receivables of $78,159, an increase in merchandise inventory of $38,564, and a decrease in accrued payroll and benefit costs of $2,216.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2014 increased modestly compared to the same nine-month period ended September 30, 2013.  Merchandise inventory turnover increased moderately for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as a result of higher sales volume partially offset by increased merchandise inventory levels at September 30, 2014 compared to September 30, 2013.

Current assets exceeded current liabilities by $490,650 at September 30, 2014, an increase of $39,932, or 8.9%, from $450,718 at December 31, 2013.

Investing Activities

Net cash used by investing activities totaled $31,385 for the nine months ended September 30, 2014, compared to $39,852 for the same nine-month period of 2013.  Capital expenditures for property were $31,775 and $40,014, and proceeds from the disposal of property were $390 and $162, for the nine months ended September 30, 2014 and 2013, respectively. The proceeds received for the nine months ended September 30, 2014 and 2013 were from the sale of personal property.

Financing Activities

Net cash used by financing activities totaled $27,459 for the nine months ended September 30, 2014, compared to $3,006 for the nine months ended September 30, 2013.

Cash used to reduce short-term borrowings was $8,760 for the nine months ended September 30, 2014, compared to cash provided by short-term borrowings of $19,130 for the nine months ended September 30, 2013. The Company made payments on long-term debt of $897 and capital lease obligations of $2,503 during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company made payments on long-term debt of $7,386 and capital lease obligations of $2,308.

Cash provided by the sale of common stock amounted to $12,503 and $11,347, and purchases of stock to be held in treasury were $13,212 and $10,105, for the nine months ended September 30, 2014 and 2013, respectively.  Cash dividends paid were $14,302 and $14,041 for the nine months ended September 30, 2014 and 2013, respectively.

Cash paid for noncontrolling interests' common stock totaled $288 and $130 during the nine months ended September 30, 2014 and 2013, respectively. There were no sales of noncontrolling interests' stock for the nine months ended September 30, 2014. Cash provided by the sale of noncontrolling interests' stock was $487 for the nine months ended September 30, 2013.
Cash and cash equivalents were $40,920 at September 30, 2014, compared to $34,665 at December 31, 2013, an increase of $6,255, or 18.0%.

Liquidity

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

On June 6, 2014, the Company and Graybar Canada amended and extended their five-year revolving credit facility to, among other things, increase the availability from $500,000 to $550,000, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing-line loan facility of up to $50,000, and a Canadian swing-line loan facility of up to $20,000, pursuant to the terms and conditions of a Second Amendment to Credit Agreement, dated as of June 6, 2014 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows Graybar to request increases to the aggregate borrowing commitments of up to $300,000. The Amended Credit Agreement matures in June 2019.

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

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that the Company is subject to during the term of the Amended Credit Agreement. The Company was in compliance with all these covenants as of September 30, 2014 and December 31, 2013.

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

At September 30, 2014, the Company had total letters of credit of $6,081 outstanding, of which $356 were issued under the $550,000 revolving credit facility. At December 31, 2013, the Company had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $73,682 and $82,442 in short-term borrowings outstanding under the revolving credit facility at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the Company had unused lines of credit amounting to $475,963 available, compared to $416,847 at December 31, 2013.   These lines are available to meet the short-term cash requirements of the Company, and are subject to annual fees of up to 40 basis points (0.40%).

Short-term borrowings outstanding during the nine months ended September 30, 2014 and 2013 ranged from a minimum of $31,574 and $27,530 to a maximum of $111,703 and $126,188, respectively.

Private Placement Shelf Agreement

On September 22, 2014, the Company entered into an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. Subject to the terms and conditions set forth below, the facility is expected to allow the Company to issue senior promissory notes to affiliates of Prudential at fixed rate economic terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At September 30, 2014, no notes had been issued under the shelf agreement.

The term of each note issuance will be selected by the Company and will not exceed 12 years and will have such other particular terms as shall be set forth, in the case of any series of notes, in the Confirmation of Acceptance with respect to such series. Any notes issued under the shelf agreement will be guaranteed by the Company’s material domestic subsidiaries, if any, as described in the shelf agreement.  Any future proceeds of any issuance under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.

The shelf agreement contains customary representations and warranties of the Company and Prudential.  The shelf agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under the Amended Credit Agreement or certain other indebtedness of Graybar and its subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA; and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in the Amended Credit Agreement).  Upon the occurrence of an event of default, all outstanding obligations of Graybar under the shelf agreement may be declared immediately due and payable.

The shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that the Company is subject to during the term of the shelf agreement.  In addition, the Company has agreed to a most favored lender clause which is designed to ensure that any notes issued under the shelf agreement in the future shall continue to be of equal ranking with the Company’s indebtedness under the Amended Credit Agreement.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The

Company adopted this Update as of January 1, 2014, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows during the three and nine months ended September 30, 2014.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, was performed under the supervision and with the participation of the Company’s management.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

The Company's capital stock is one hundred percent (100%) owned by its active and retired employees, and there is no public trading market for its common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable state law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2014, approximately eighty-three percent (83%) of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No shareholder may sell, transfer, or otherwise dispose of shares of common stock or the voting trust interests issued with respect thereto (“common stock”, “common shares”, or “shares”) without first offering the Company the option to purchase such shares at the price at which the shares were issued.  The Company also has the option to purchase at the issue price the common stock of any holder who dies or ceases to be an employee of the Company for any cause other than retirement on a Company pension.  The Company has always exercised its purchase option and expects to continue to do so for the foreseeable future.  All outstanding shares of the Company have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2014	51,546	$20.00	N/A
August 1 to August 31, 2014	40,970	$20.00	N/A
September 1 to September 30, 2014	52,798	$20.00	N/A
Total	145,314	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through March 14, 2013, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 14, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

	(10.7)	Private Shelf Agreement, dated September 22, 2014, between the Company and Prudential Investment Management, Inc.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

November 4, 2014	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2014	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(10.7)	Private Shelf Agreement, dated September 22, 2014, between the Company and Prudential Investment Management, Inc.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document