Form 10-K
period 2014-12-31
GRAYBAR ELECTRIC CO INC
filed 2015-03-12
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2014, was approximately $313,052,400.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 83% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2015 was 15,994,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2014 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its Subsidiaries (collectively referred to as “Graybar” or the “Company”) and sometimes referred to as "we", "our", or "us", the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2014, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, cyber-attacks, volatility in the prices of industrial commodities, disruptions in our sources of supply, a sustained interruption in the operation of our information systems, increased funding requirements and expenses related to our pension plan, compliance with increasing governmental regulations, adverse legal proceedings or other claims, and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2014.

All dollar amounts are stated in thousands ($000s) except for per share data.

Item 1.  Business

The Company

Graybar is a leading North American distributor of electrical and communications and data networking products, and a provider of related supply chain management and logistics services. We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets ("vertical" or "verticals"), with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM").

Through a network of over 260 locations across the United States and Canada, our 8,250 employees serve more than 130,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute approximately one million products purchased from more than 4,600 manufacturers and suppliers. We purchase all of the products we sell from others, and we do not manufacture any products.

We generally finance our inventory through the collection of trade receivables and trade accounts payable terms with our suppliers.  Short-term borrowing facilities are also used to finance inventory purchases and other operating expenses when necessary, and we have not historically used long-term borrowings for this purpose.

In addition to our extensive product offering, we provide a wide range of supply chain management services that when combined with our network of locations are designed to deliver convenience, cost savings and improved efficiency for our customers.

We were incorporated in 1925 under the laws of the State of New York. Our active and retired employees own 100% of our stock. There is no public trading market for our common stock.

Our internet address is www.graybar.com.  Our periodic filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports, are available without charge on our website www.graybar.com/company/about/sec-filings, as soon as reasonably practicable after we file the reports with the SEC.  Additionally, a copy of our SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days or by calling the SEC at 1-800-SEC-0330.  A copy of our electronically filed materials can also be obtained at: http://www.sec.gov.

Competition

  Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial and utility verticals in the U.S. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 32% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

Our industry is influenced by economic and regulatory factors that impact rates of new construction, as well as customers' decisions to invest in renovation and expansion of facilities and infrastructure. The industry is also affected by changes in technology, both in the products that are typically sold through distribution and in the ways customers choose to transact business with distributors. Driven by customers' omnichannel buying preferences and their desire to increase efficiency and productivity, e-commerce is becoming increasingly important to both manufacturers and distributors in our industry.

Our pricing reflects the value associated with the products and services that we provide. We consider our prices to be generally competitive. We believe that, while price is an important customer consideration, the services we provide distinguishes us from many of our competitors, whether they are distributors or manufacturers selling direct.  We view our ability to quickly supply our customers with a broad range of products through conveniently located distribution facilities as a competitive advantage that customers value.  However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor that does not provide this level of service may be in a position to offer a lower price.

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half our sales in 2014. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

Our next largest vertical is CIG. This vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, education, and health care.

We also serve the industrial and utility vertical with products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure.

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2014	2013	2012
Construction	54.7%	54.5%	53.2%
Commercial, Institutional & Government	22.1%	23.4%	23.6%
Industrial & Utility	21.7%	21.1%	22.2%

Products and Suppliers

We distribute approximately one million products purchased from more than 4,600 manufacturers and suppliers. Approximately 113,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 56% of customer orders from our inventory in both 2014 and 2013.

Approximately 51% of the products we sold during 2014 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Fittings
• Switchgear and Distribution Equipment	• Data Connectivity
• Communication Wire and Cable	• MRO Supplies
• Telephone Connectivity	• Wiring Devices
• Fluorescent Lighting	• Fasteners
• Incandescent Lighting	• Enclosures
• Conduit and Tray	• Lamps
• Automation and Controls	• Boxes

These products may be sold into any of the verticals we target, depending on a customer's needs. Our salesforce is empowered to sell any of these products or related services to any customer, in some cases, with the support of specialists who are trained in specific industries and/or new technologies.

Maintaining strong relationships with our suppliers is important to our business, and we enjoy longstanding relationships with several of our suppliers (or their predecessors). However, most of our supplier agreements are customarily nonexclusive national or regional distributorships, terminable upon 30 to 90 days' notice by either party.

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry inventory.  In addition, we have seven national distribution centers and ten regional distribution centers containing inventories of both standard and specialized products.  Both the national distribution centers and regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in Canada and a single distribution facility in Puerto Rico.

The sales and distribution facilities operated by us at December 31, 2014 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*	National Distribution Centers
Atlanta	22	Austell, GA
Boston	13	Fresno, CA
California	22	Joliet, IL
Chicago	21	Richmond, VA
Dallas	18	Springfield, MO
Minneapolis	19	Stafford, TX
New York	12	Youngstown, OH
Phoenix	10
Pittsburgh	20
Richmond	19
Seattle	12
St. Louis	18
Tampa	19
*Includes Regional Distribution Centers
International Locations
	Number of Distribution Facilities
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

At December 31, 2014, we employed approximately 3,500 people in sales capacities.  Approximately 1,600 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remainder provided support services to our customers and our salesforce and consisted of sales and marketing managers, customer service representatives, quotation, and counter personnel.

We had orders on hand totaling $856,192 and $738,659 on December 31, 2014 and 2013, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2014 will be filled within the twelve-month period ending December 31, 2015.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 6% of consolidated sales in each of 2014, 2013, and 2012.  Long-lived assets located outside the U.S. represented approximately 2% of our consolidated total assets at the end of 2014, 2013, and 2012.  We do not have significant foreign currency exposure and, we do not believe there are any other significant risks attendant to our foreign operations.

Employees

At December 31, 2014, we employed approximately 8,250 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 130,000 customers and our largest customer accounts for only 3% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are, nonetheless, dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect our systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. A breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk that the confidentiality of data held or accessed by third parties may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Our results of operations are impacted by changes in industrial commodity prices.  Many of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include copper wire and cable and steel and PVC conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to us declines, pricing to our customers may decrease.  This impacts our results of operations by lowering both sales and gross margin.  Rising prices have the opposite effect, increasing both sales and gross margin, assuming the quantities of the affected products sold remain constant.

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by our Company that we, in turn, sell to our customers.  Approximately 51% of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

We may experience losses or be subject to increased funding and expenses related to our pension plan. A decline in the market value of plan assets or a change in the interest rates used to measure the required minimum funding levels and the pension obligation may increase the funding requirements of our defined benefit pension plan, the pension obligation itself, and pension expenses. Government regulations may accelerate the timing and amounts required to fund the plan. Demographic changes in our workforce, including longer life expectancies, increased numbers of retirements, and age at retirement may also cause funding requirements, pension expenses, and the pension obligation to be higher than expected. Any or all of these factors could have a negative impact on our liquidity, financial position, and/or our results of operations.

Compliance with increasing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to government regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption, environmental regulation, electronic contracts and other communications and marketing, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us.

For example, in the U.S., as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has promulgated disclosure requirements for companies that manufacture or contract to manufacture goods regarding the inclusion and origin of certain minerals in those products. Some of our customers that purchase products from us for inclusion in the products that they sell wish to rely on us to provide critical data regarding the parts they purchase, including conflict mineral and other responsive information to these regulations. We sell over one million products from over 4,600 manufacturers and suppliers, and we may not be able to easily verify the origins for conflict or other minerals used in the products we sell. Our suppliers, and especially those suppliers which are not themselves subject to direct regulation, may not provide conflict mineral and other regulatory information in a useful and systematic manner, if at all. On the other hand, some customers may demand that the products they purchase be "DRC conflict-free". Additionally, other customers may demand that we provide additional information (for which we also must depend on the manufacturer) to assist them in their compliance obligations under the laws of countries where we do not do business. These customer-driven requirements may increase our operating costs, and due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2014, approximately 3,070 individual cases and 67 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our revolving credit facility and our private placement shelf agreement impose contractual limits on, among other things, our ability, and the ability of our subsidiaries, with respect to indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit agreement, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

The value of our common stock is dependent primarily upon the regular payment of dividends, which are paid at the discretion of our Board of Directors.  The purchase price for our common stock under the Company’s purchase option is the same as the issue price.  Accordingly, as long as Graybar exercises our option to purchase, appreciation in the value of an investment in our common stock is dependent solely on our ability and our Board of Directors' willingness to declare stock dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of our Board of Directors.

There is no public trading market for our common stock.  Our common stock is 100% owned by active and retired employees.  Common stock may not be sold by the holder thereof, except after first offering it to the Company.  We have always exercised this purchase option in the past and expect to continue to do so.  As a result, no public trading market for our common stock exists, nor is one expected to develop.  This lack of a public trading market for the Company’s common stock may limit our ability to raise large amounts of equity capital, which could constrain our long-term business growth.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding distribution centers, in a district varies from ten to twenty-two and totals 215 for all districts.  The facilities range in size from approximately 1,000 to 132,000 square feet, with the average being approximately 31,000 square feet.  We own 116 of these facilities and lease 99 of them for varying terms, with the majority having a remaining lease term of less than five years.

We have seven national distribution centers ranging in size from approximately 160,000 to 240,000 square feet.  Five of the national distribution centers are owned and two are leased.  The remaining lease terms on these two leased facilities are approximately two and four years, respectively.

We also have ten regional distribution centers ranging in size from 130,000 to 210,000 square feet.  Four of the ten regional distribution centers are owned and the others are leased.  The remaining lease terms on the leased regional distribution centers are between one and nine years.

We maintain thirty distribution facilities in Canada, of which nineteen are owned and eleven are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from approximately 5,000 to 60,000 square feet.  We have a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2019.

Our headquarters are located in St. Louis, Missouri in an 83,000 square foot building owned by us.  We also own a 200,000 square foot operations and administration center in St. Louis.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2015, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	44
Senior Vice President - Supply Chain Management, February 2015 to present; Vice President - Chief Information Officer, April 2010 to January 2015; Director IT Planning & Process Improvement, September 2008 to March 2010.

M. W. Geekie	53	Senior Vice President, Secretary and General Counsel, August 2008 to present; Deputy General Counsel, February 2008 to August 2008.
R. R. Harwood	58	Senior Vice President and Chief Financial Officer, January 2013 to present; District Vice President – Dallas District, October 2004 to December 2012.
W. P. Mansfield	52
Senior Vice President - Sales and Marketing, April 2014 to present; Vice President - Marketing, April 2012 to March 2014; Vice President - Industrial and Commercial, January 2011 to March 2012; Vice President - Industrial Market, February 2010 to December 2010; Director Comm/Data Sales, April 2006 to February 2010.

K. M. Mazzarella	54
Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present; Executive Vice President, Chief Operating Officer, December 2010 to May 2012; Senior Vice President – Sales and Marketing, March 2010 to November 2010; Senior Vice President – Sales and Marketing, Comm/Data, April 2008 to February 2010.

B. L. Propst	45	Senior Vice President – Human Resources, June 2009 to present.
J. N. Reed	57	Vice President and Treasurer, April 2000 to present.
On February 1, 2015, L. R. Giglio, Senior Vice President, Operations of the Company, retired as an officer and director.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2014, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date.  We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death. In the past, we have  always exercised these purchase options and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares of the Company have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2014	45,739	$20.00	N/A
November 1 to November 30, 2014	32,177	$20.00	N/A
December 1 to December 31, 2014	14,482	$20.00	N/A
Total	92,398	$20.00	N/A

Capital Stock at December 31, 2014
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,421	13,146,878
Common Stock	895	2,713,052
Total	6,316	15,859,930

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2014	2013
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	3.10	1.50
Total	$4.00	$2.40

On December 12, 2013, our Board of Directors declared a 2.5% stock dividend to shareholders of record on January 2, 2014.  Shares representing this dividend were issued on February 3, 2014.

Company Performance

The following graph shows a five-year comparison of cumulative total shareholders’ returns for Graybar Electric Company, Inc.'s common stock, the Standard & Poor’s 500 Composite Stock Index, and a Comparable Company Index consisting of public firms selected by us as being representative of our line of business.

	2009	2010	2011	2012	2013	2014
Graybar	$100.00	$120.78	$145.87	$194.67	$258.44	$319.39
S&P 500	$100.00	$115.07	$117.49	$136.30	$180.44	$205.14
Comparable Company Index	$100.00	$143.18	$171.51	$195.65	$257.44	$257.65

The comparison above assumes $100.00 invested on December 31, 2009 and reinvestment of dividends (including the $1.10 per share cash dividend paid by us on January 4, 2010).

The companies included in the Comparable Company Index are Anixter International Inc., Applied Industrial Technologies, Inc., W. W. Grainger, Inc., Owens & Minor, Inc., Park-Ohio Holdings Corp., Watsco, Inc., and WESCO International, Inc.

The market value of our common stock, in the absence of a public trading market, assumes continuation of our practice of issuing and purchasing offered shares at $20.00 per share.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2014	2013	2012	2011	2010
Gross Sales	$6,004,179	$5,682,084	$5,434,509	$5,395,239	$4,634,231
Cash Discounts	(25,318)	(22,943)	(21,228)	(20,439)	(17,854)
Net Sales	$5,978,861	$5,659,141	$5,413,281	$5,374,800	$4,616,377
Gross Margin	$1,118,547	$1,044,156	$1,018,362	$995,259	$866,641
Net Income attributable to Graybar Electric Company, Inc.	$87,428	$81,063	$86,291	$81,425	$41,998
Average common shares outstanding(A)	15,848	15,936	15,969	15,837	15,758
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.52	$5.09	$5.40	$5.14	$2.67
Cash Dividends per share of Common Stock	$4.00	$2.40	$3.00	$2.00	$2.00
Total assets(B)	$1,939,113	$1,779,505	$1,704,197	$1,719,176	$1,536,578
Total liabilities(B)	$1,257,132	$1,108,724	$1,103,981	$1,147,782	$977,771
Shareholders’ equity	$681,981	$670,781	$600,216	$571,394	$558,807
Working capital(C)	$446,550	$450,718	$425,573	$395,965	$417,826
Long-term debt	$11,595	$2,731	$1,990	$10,345	$64,859
(A)All periods prior to 2014 adjusted for the declaration of a 2.5% stock dividend declared in December 2013, a 20% stock dividend declared in December 2012, a 10% stock dividend declared in December 2011, and a 10% stock dividend declared in December 2010.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2013, 2012, 2011, and 2010 were 15,936, 15,580, 12,876, and 11,647, respectively.
(B) Reclassifications made to prior year financial statements to conform to December 31, 2014 financial statement presentation.
(C)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative on the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2014. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

After setting gross sales records in each of the first three quarters of 2014, we finished with more than $6 billion in gross sales for the first time in our history. Our extensive product offering and supply chain services, combined with our strategic investments in new locations, salesforce expansion, and e-commerce capabilities, produced growth that exceeded the overall market, a 5.6% increase in net sales compared to industry reported growth of 3.4%. Net sales in our construction vertical increased by 5.4% over 2013, and our industrial and utility vertical finished 8.4% higher than 2013. Our CIG vertical experienced a slight decrease in net sales from 2013 of 0.8%.

Throughout 2014, we continued focusing on improving our gross margin rate, having started several new gross margin improvement initiatives, and we finished at 18.7% compared to 18.5% in 2013. The increase in sales and gross margin rate translates into an increase in gross margin of $74,391 or 7.1% over 2013. Our strategic investments increased selling, general, and administrative expense 7.1%. The higher sales and gross margin increased net income to $87,428, a new net income record.

Based on our increase in orders on hand during the fourth quarter, we expect sales strength in the first part of 2015. The general economy continues to grow, but there are indications of a slowing in the second half of the year. We expect to continue our investment in new locations and sales force expansion in 2015. A focus on our core business coupled with the strategic investments made in 2014 will continue to drive growth through the first half of 2015.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$5,978,861	100.0%	$5,659,141	100.0%	$5,413,281	100.0%
Cost of merchandise sold	(4,860,314)	(81.3)	(4,614,985)	(81.5)	(4,394,919)	(81.2)
Gross Margin	1,118,547	18.7	1,044,156	18.5	1,018,362	18.8
Selling, general and administrative expenses	(935,132)	(15.6)	(873,415)	(15.4)	(871,374)	(16.1)
Depreciation and amortization	(39,151)	(0.7)	(36,944)	(0.7)	(32,449)	(0.6)
Other income, net	3,918	0.1	2,495	—	33,143	0.6
Income from Operations	148,182	2.5	136,292	2.4	147,682	2.7
Interest expense, net	(1,371)	—	(1,341)	—	(2,234)	—
Income before provision for income taxes	146,811	2.5	134,951	2.4	145,448	2.7
Provision for income taxes	(59,125)	(1.0)	(53,677)	(1.0)	(58,850)	(1.1)
Net Income	87,686	1.5	81,274	1.4	86,598	1.6
Net income attributable to noncontrolling interests	(258)	—	(211)	—	(307)	—
Net Income attributable to Graybar Electric Company, Inc.	$87,428	1.5%	$81,063	1.4%	$86,291	1.6%

2014 Compared to 2013

Net sales totaled $5,978,861 for the year ended December 31, 2014, compared to $5,659,141 for the year ended December 31, 2013, an increase of $319,720, or 5.6%.  Net sales in our construction and industrial and utility verticals increased over 2013 by 5.4% and 8.4%, respectively. Our CIG vertical decreased in net sales by 0.8% from 2013.

Gross margin increased $74,391, or 7.1%, to $1,118,547 for the year ended December 31, 2014, from $1,044,156 for the year ended December 31, 2013. The increase resulted from a combination of an improved gross margin as a percent of net sales and an increase in net sales for the year ended December 31, 2014, compared to the year ended December 31, 2013. Our gross margin rate was 18.7% for the year ended December 31, 2014, up from 18.5% in 2013.

Selling, general and administrative expenses ("SG&A") increased $61,717, or 7.1%, to $935,132 for the year ended December 31, 2014 mainly due to higher compensation-related costs resulting from our sales force expansion initiative and normal compensation increases for our existing workforce. SG&A as a percentage of net sales for the year ended December 31, 2014 was 15.6% compared to 15.4% for the year ended December 31, 2013.

Depreciation and amortization expenses ("Depreciation") for the year ended December 31, 2014 increased $2,207, or 6.0%, to $39,151 from $36,944 for the year ended December 31, 2013.  This increase was due to an increase in property, at cost. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2014 and 2013.

Other income, net totaled $3,918 for the year ended December 31, 2014, compared to $2,495 for the year ended December 31, 2013.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.

Interest expense, net increased $30, or 2.2%, to $1,371 for the year ended December 31, 2014, from $1,341 for the year ended December 31, 2013. Long-term debt outstanding, including current portion, was $17,836 at December 31, 2014, compared to $5,174 at December 31, 2013. The long-term debt outstanding, including current portion increase was primarily due to capital lease financing transactions.

Income before provision for income taxes totaled $146,811 for the year ended December 31, 2014; an increase of $11,860, or 8.8%, compared to $134,951 for the year ended December 31, 2013. The increase was generated by our ability to manage our growth in SG&A and Depreciation at levels that were less than our growth in gross margin.

Our provision for income taxes increased $5,448, or 10.1%, to $59,125 for the year ended December 31, 2014 from $53,677 for the year ended December 31, 2013, as a result of higher income before provision for income taxes and settlement of our Internal Revenue Service examination.  Our effective tax rate was 40.3% for the year ended December 31, 2014, up from

39.8% for the year ended December 31, 2013.  The effective tax rates for the years ended December 31, 2014 and 2013 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2014 increased $6,365, or 7.9%, to $87,428 from $81,063 for the year ended December 31, 2013.

2013 Compared to 2012

Net sales totaled $5,659,141 for the year ended December 31, 2013, compared to $5,413,281 for the year ended December 31, 2012, an increase of $245,860, or 4.5%.  Net sales in our construction and CIG verticals increased over 2012 by 7.2% and 3.8%, respectively. Our industrial and utility vertical experienced a decrease in net sales from 2012 of 0.7%.

Gross margin increased $25,794, or 2.5%, to $1,044,156 for the year ended December 31, 2013, from $1,018,362 for the year ended December 31, 2012. The increase was primarily due to increased net sales for the year ended December 31, 2013, compared to the year ended December 31, 2012.  Our gross margin rate was 18.5% for the year ended December 31, 2013, down from 18.8% in 2012.

SG&A increased $2,041, or 0.2%, to $873,415 for the year ended December 31, 2013, compared to $871,374 for the year ended December 31, 2012, mainly due to higher compensation-related costs.  SG&A as a percentage of net sales for the year ended December 31, 2013 were 15.4%, down from 16.1% in 2012.

Depreciation for the year ended December 31, 2013 increased $4,495, or 13.9%, to $36,944 from $32,449 for the year ended December 31, 2012.  This increase was due to an increase in property, at cost.  Depreciation as a percentage of net sales for the year ended December 31, 2013 was 0.7%, up from 0.6% in 2012.

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

Income from operations totaled $136,292 for the year ended December 31, 2013, a decrease of $11,390, or 7.7%, from $147,682 for the year ended December 31, 2012.  The decrease was due to the substantial decrease in other income, net as well as increases in SG&A and Depreciation.

Interest expense, net decreased $893, or 40.0%, to $1,341 for the year ended December 31, 2013, from $2,234 for the year ended December 31, 2012.  This reduction was primarily due to lower levels of outstanding long-term debt during the year ended December 31, 2013, compared to 2012. Long-term debt outstanding, including current portion, was $5,174 at December 31, 2013, compared to $11,995 at December 31, 2012.

The decrease in income from operations and lower interest expense, net resulted in income before provision for income taxes of $134,951 for the year ended December 31, 2013, a decrease of $10,497, or 7.2%, compared to $145,448 for the year ended December 31, 2012.

Our total provision for income taxes decreased $5,173, or 8.8%, to $53,677 for the year ended December 31, 2013, from $58,850 for the year ended December 31, 2012, as a result of lower income before provision for income taxes.  Our effective tax rate was 39.8% for the year ended December 31, 2013, down from 40.5% for the year ended December 31, 2012.  The effective tax rates for the years ended December 31, 2013 and 2012 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2013 decreased $5,228, or 6.1%, to $81,063 from $86,291 for the year ended December 31, 2012.

Financial Condition and Liquidity

Summary

We manage our liquidity and capital levels so that we have the capacity to invest in the growth of our business, finance anticipated capital expenditures, make dividend and benefit payments, finance information technology needs, meet debt service obligations, fund acquisitions and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and enable our company to invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management, short-term bank lines of credit and long-term debt.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2014	2013	2012
Operating Activities	$135,749	$90,888	$59,857
Investing Activities	(51,097)	(57,776)	(26,805)
Financing Activities	(85,559)	(36,121)	(67,345)
Net Decrease in Cash	$(907)	$(3,009)	$(34,293)

Our cash was $33,758 at December 31, 2014, a decrease of $907, or 2.6%, from $34,665 at December 31, 2013. Our working capital management allowed us to fund our business growth, increase our cash dividend payment, and decrease our short-term borrowings.

Operating Activities

Cash flows from operations for the year ended December 31, 2014 improved by $44,861 when compared to the year ended December 31, 2013, primarily due to improved earnings from 2013 to 2014 and our policy of continuing to manage working capital assets to a relatively consistent turnover level comparable to the prior year.

Investing Activities

Net cash used by investing activities decreased by $6,679 for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to lower capital expenditures in 2014.  Our investing activities consisted of capital expenditures for property and proceeds from the disposal of property.

Financing Activities

Net cash used by financing activities increased by $49,438 for the year ended December 31, 2014, compared to the year ended December 31, 2013 primarily due to:

•	Payments on short-term borrowings

•	Increased dividend payments on common stock

•	Increased treasury stock purchases

•	Lower proceeds from and increased payments to noncontrolling interests' stock

•	Higher payments on capital leases

The above factors were offset by the following:

•	Lower long-term debt payments

•	Increased sales of common stock

Liquidity

We had a $550,000 revolving credit facility with $483,658 in available capacity at December 31, 2014. At December 31, 2013, we had a $500,000 revolving credit facility with $416,847 in available capacity. In addition, in September 2014, we established a $100,000 uncommitted private placement shelf agreement, with no notes outstanding at December 31, 2014. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 9, "Debt", of the notes to the consolidated financial statements located in Item 8.

At December 31, 2014, we had letters of credit of $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility. At December 31, 2013, we had letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility.  The letters of credit are used primarily to support certain workers compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2014:

		Payments due by period
Contractual obligations	Total	2015	2016 and 2017	2018 and 2019	After 2019
Long-term debt obligations	$5,595	$3,730	$1,865
Capital lease obligations	$15,668	$3,115	$4,821	$2,370	$5,362
Operating lease obligations	81,884	20,996	34,355	19,210	7,323
Purchase obligations	660,152	660,152
Total	$763,299	$687,993	$41,041	$21,580	$12,685

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $142,523 of accrued, unfunded pension obligations, $86,092 of accrued, unfunded employment-related benefit obligations, of which $77,355 is related to our postretirement benefit plan, and $3,104 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We also expect to make contributions totaling approximately $40,000 to our defined benefit pension plan and fund $1,573 for nonqualified benefits during 2015 that are not included in the table.  We contributed $40,000 to our defined benefit pension plan and funded $2,865 for nonqualified benefits in 2014.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). In connection with the preparation of our financial statements we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, estimates, assumptions, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.

Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the consolidated financial statements located in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Uncertainty exists regarding tax positions taken in previously filed tax returns still subject to examination and positions expected to be taken in future returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.

Merchandise Inventory

We value our inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For years ended December 31, 2014, 2013 and 2012 there were no material differences between our estimated reserve levels and actual write-offs.

Pension and Postretirement Benefits Plans

We account for our pension and postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the discount rate and expected long-term rate of return on plan assets, among others, in determining our obligations and the annual cost of our pension and postretirement benefits. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed.

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.08%	4.87%	3.77%	4.34%
Expected return on plan assets	6.25%	6.00%	—	—

To determine the long-term rate of return, we consider the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2014, was approximately 67% fixed income investments, 18% equity securities and 15% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a 1% decrease in the expected return on plan assets would have increased our 2014 pension expense by approximately $4,600. Our expected rate of return on plan assets assumption will remain consistent for fiscal year 2015 at 6.25%.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a 1% decrease in the discount rate used to calculate both pension expense for 2014 and the pension liability as of December 31, 2014 would have increased pension expense by $7,700 and the pension liability by $77,000.  Similarly, a 1% decrease in the discount rate would have increased postretirement benefits expense by $200 and the December 31, 2014 postretirement benefits liability by $6,700.

New Accounting Standards

     Our adoption of new accounting standards are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data:, of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including commodity prices, foreign currency exchange rates, interest rates, and equity prices.  Our primary exposures to market risk are commodity price risk, foreign currency exchange rate risk, and interest rate risk associated with debt obligations.

Commodity Price Risk

We have exposure to commodity price risk on products we purchase for resale. Examples of such products include copper wire and cable, steel conduit, enclosures, fittings, and PVC products.

 Foreign Currency Exchange Rate Risk

The functional currency for our Canadian subsidiary is the Canadian dollar.  Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its income and expenses are translated using average exchange rates prevailing during the year.  Currency translation adjustments are included in accumulated other comprehensive loss.  Exposure to foreign currency exchange rate fluctuations is not material.

Interest Rate Risk

Our interest expense is sensitive to changes in the general level of market interest rates.  Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of our debt portfolio.  A change in market interest rates on the fixed-rate portion of our debt portfolio impacts the fair value of the financial instrument, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable-rate portion of our debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value of the financial instrument.  To mitigate the cash flow impact of interest rate fluctuations on the cost of financing our capital assets, we generally endeavor to maintain a significant portion of our long-term debt as fixed-rate in nature.

Based on $66,342 in variable-rate debt outstanding at December 31, 2014, a 1% increase in interest rates would increase our interest expense by $663 per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2014
Debt Instruments	2015	2016	2017	2018	2019	After 2019	Total	Fair Value

Long-term, fixed-rate debt	$6,241	4,174	1,445	964	667	4,345	$17,836	$16,505
Weighted-average interest rate	2.53%	3.30%	6.35%	6.74%	7.11%	6.90%

Short-term, variable-rate borrowings	$66,342	—	—	—	—	—	$66,342	$66,342
Weighted-average interest rate	1.52%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit spread as of December 31, 2014.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS:

For additional information related to risks associated with our future performance, see Part I, "Caution Regarding Forward-looking Statements" above and Item 1A. Risk Factors of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Graybar Electric Company, Inc.

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2015

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2014	2013	2012
Net Sales	$5,978,861	$5,659,141	$5,413,281
Cost of merchandise sold	(4,860,314)	(4,614,985)	(4,394,919)
Gross Margin	1,118,547	1,044,156	1,018,362
Selling, general and administrative expenses	(935,132)	(873,415)	(871,374)
Depreciation and amortization	(39,151)	(36,944)	(32,449)
Other income, net	3,918	2,495	33,143
Income from Operations	148,182	136,292	147,682
Interest expense, net	(1,371)	(1,341)	(2,234)
Income before provision for income taxes	146,811	134,951	145,448
Provision for income taxes	(59,125)	(53,677)	(58,850)
Net Income	87,686	81,274	86,598
Net income attributable to noncontrolling interests	(258)	(211)	(307)
Net Income attributable to Graybar Electric Company, Inc.	$87,428	$81,063	$86,291
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$5.52	$5.09	$5.40

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2014	2013	2012
Net Income	$87,686	$81,274	$86,598
Other Comprehensive Income
Foreign currency translation	(6,643)	(5,553)	1,802
Pension and postretirement benefits liability adjustment
(net of tax of $3,477, $(20,270), and $11,735, respectively)	(5,461)	31,838	(18,433)
Total Other Comprehensive Income (Loss)	(12,104)	26,285	(16,631)
Comprehensive Income	$75,582	$107,559	$69,967
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	(16)	45	126
Comprehensive Income attributable to Graybar Electric Company, Inc.	$75,598	$107,514	$69,841

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2014	2013
ASSETS
Current Assets
Cash and cash equivalents			$33,758	$34,665
Trade receivables (less allowances of $7,073 and $6,837, respectively)			934,535	823,072
Merchandise inventory			461,139	448,386
Other current assets			30,972	26,697
Total Current Assets			1,460,404	1,332,820
Property, at cost
Land			67,879	66,775
Buildings			429,406	413,159
Furniture and fixtures			253,918	232,093
Software			84,488	76,906
Capital leases			25,135	14,768
Total Property, at cost			860,826	803,701
Less – accumulated depreciation and amortization			(452,163)	(423,514)
Net Property			408,663	380,187
Other Non-current Assets			70,046	66,498
Total Assets			$1,939,113	$1,779,505
LIABILITIES
Current Liabilities
Short-term borrowings			$66,342	$82,442
Current portion of long-term debt			6,241	2,443
Trade accounts payable			726,632	615,460
Accrued payroll and benefit costs			127,191	93,262
Other accrued taxes			18,300	15,410
Other current liabilities			69,148	73,085
Total Current Liabilities			1,013,854	882,102
Postretirement Benefits Liability			69,565	67,534
Pension Liability			140,981	132,583
Long-term Debt			11,595	2,731
Other Non-current Liabilities			21,137	23,774
Total Liabilities			1,257,132	1,108,724
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2014	2013
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,159,559	13,164,362
Issued to shareholders	2,714,853	2,765,577
In treasury, at cost	(14,482)	(41,576)
Outstanding Common Stock	15,859,930	15,888,363	317,199	317,767
Common shares subscribed	806,811	744,241	16,136	14,885
Less subscriptions receivable	(806,811)	(744,241)	(16,136)	(14,885)
Retained Earnings			513,672	489,740
Accumulated Other Comprehensive Loss			(152,193)	(140,363)
Total Graybar Electric Company, Inc. Shareholders’ Equity			678,678	667,144
Noncontrolling Interests			3,303	3,637
Total Shareholders’ Equity			681,981	670,781
Total Liabilities and Shareholders’ Equity			$1,939,113	$1,779,505

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2014	2013	2012
Cash Flows from Operations
Net Income	$87,686	$81,274	$86,598
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	39,151	36,944	32,449
Deferred income taxes	4,096	(3,441)	9,877
Net losses (gains) on disposal of property	24	418	(30,638)
Losses on impairment of property	—	—	1,066
Net income attributable to noncontrolling interests	(258)	(211)	(307)
Changes in assets and liabilities:
Trade receivables	(111,463)	(40,682)	29,764
Merchandise inventory	(12,753)	(31,633)	(20,629)
Other current assets	(6,583)	(523)	(4,108)
Other non-current assets	(1,859)	(127)	4,115
Trade accounts payable	111,172	42,208	(52,957)
Accrued payroll and benefit costs	33,929	(15,988)	(8,715)
Other current liabilities	(6,247)	11,955	7,855
Other non-current liabilities	(1,146)	10,694	5,487
Total adjustments to net income	48,063	9,614	(26,741)
Net cash provided by operations	135,749	90,888	59,857
Cash Flows from Investing Activities
Proceeds from disposal of property	1,398	447	34,079
Capital expenditures for property	(52,495)	(58,223)	(61,362)
Investment in affiliated company	—	—	478
Net cash used by investing activities	(51,097)	(57,776)	(26,805)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(16,100)	11,326	28,554
Repayment of long-term debt	(1,800)	(7,386)	(38,851)
Principal payments under capital leases	(3,277)	(3,067)	(2,960)
Sales of common stock	14,492	12,839	11,925
Purchases of treasury stock	(15,060)	(12,772)	(11,172)
Sales of noncontrolling interests’ common stock	—	488	—
Purchases of noncontrolling interests’ common stock	(318)	(148)	(2,863)
Dividends paid	(63,496)	(37,401)	(51,978)
Net cash used by financing activities	(85,559)	(36,121)	(67,345)
Net Decrease in Cash	(907)	(3,009)	(34,293)
Cash, Beginning of Year	34,665	37,674	71,967
Cash, End of Year	$33,758	$34,665	$37,674
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under capital leases	$10,430	$3,632	$1,971
Acquisition of software and maintenance under financing arrangement	$7,309	—	—
Cash Paid During the Year for:
Interest, net of amounts capitalized	$1,448	$1,508	$2,376
Income taxes, net of refunds	$64,752	$44,676	$58,018

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2011	$257,630	$458,139	$(150,364)	$5,989	$571,394
Net income		86,291		307	86,598
Other comprehensive income (loss)			(16,450)	(181)	(16,631)
Stock issued	11,925				11,925
Stock purchased	(11,172)			(2,863)	(14,035)
Dividends declared	51,625	(90,660)			(39,035)
Balance, December 31, 2012	$310,008	$453,770	$(166,814)	$3,252	$600,216
Net income		81,063		211	81,274
Other comprehensive income (loss)			26,451	(166)	26,285
Stock issued	12,839			488	13,327
Stock purchased	(12,772)			(148)	(12,920)
Dividends declared	7,692	(45,093)			(37,401)
Balance, December 31, 2013	$317,767	$489,740	$(140,363)	$3,637	$670,781
Net income		87,428		258	87,686
Other comprehensive income (loss)			(11,830)	(274)	(12,104)
Stock issued	14,492				14,492
Stock purchased	(15,060)			(318)	(15,378)
Dividends declared		(63,496)			(63,496)
Balance, December 31, 2014	$317,199	$513,672	$(152,193)	$3,303	$681,981

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2014 and 2013 and
for the Years Ended December 31, 2014, 2013, and 2012
(Stated in thousands, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products, and a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products that we sell.  Our business activity is primarily with customers in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. Significant accounting policies are described below.

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

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2014 presentation.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the United States Securities and Exchange Commission (“SEC” or the “Commission”).  No material subsequent events have occurred since December 31, 2014 that require recognition or disclosure in our financial statements, other than the asset sale disclosed in Note 5.

Revenue Recognition

Revenue is recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured.  Revenues recognized are primarily for product sales, but also include freight and handling charges.  Our standard shipping terms are FOB shipping point, under which product title passes to the customer at the time of shipment.  We do, however, fulfill some customer orders based on shipping terms of FOB destination, whereby title passes to the customer at the time of delivery.  We also earn revenue for services provided to customers for supply chain management and logistics services.  Service revenue, which accounts for less than 1% of net sales, is recognized when services are rendered and completed.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

We record certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $49,622, $48,497, and $44,672 for the years ended December 31, 2014, 2013, and 2012, respectively.

Cash and Cash Equivalents

We account for cash on hand, deposits in banks, and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers, and a significant portion of our trade receivables is secured by mechanic’s lien or payment bond rights.  We maintain allowances to reflect the expected uncollectability of trade receivables based on past collection history and specific risks identified in the receivables portfolio.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of our customers were to deteriorate.

Merchandise Inventory

Our inventory is stated at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

We make provisions for obsolete or excess inventories as necessary to reflect reductions in inventory value.

Vendor Allowances

Our agreements with many of our suppliers provide for us to earn volume incentives based on purchases during the agreement period.  Based on the provisions of our vendor agreements, we develop vendor accrual rates by estimating the point at which we will have completed our performance under the agreement and the deferred amounts will be earned. We perform analysis and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels, and could be materially impacted if actual purchase volumes differ. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of our suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade receivables.  We perform ongoing credit evaluations of our customers, and a significant portion of our trade receivables may be protected by mechanic’s lien or payment bond rights.  We maintain allowances for potential credit losses and such losses historically have been within management’s expectations.

Fair Value

We endeavor to utilize the best available information in measuring fair value.  GAAP has established a fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The tiers in the hierarchy include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own data inputs and assumptions.  We have used fair value measurements to value our pension plan assets.

Foreign Currency Exchange Rate

The functional currency for our Canadian subsidiary is the Canadian dollar.  Accordingly, its balance sheet amounts are translated at the exchange rates in effect at year-end and its statements of income amounts are translated at the average rates of exchange prevailing during the year.  Currency translation adjustments are included in accumulated other comprehensive loss.

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  We perform either a qualitative or quantitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.  As of December 31, 2014, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.  At December 31, 2014 and 2013, we had $6,680 of goodwill included in other non-current assets in our consolidated balance sheets.

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Uncertainty exists regarding tax positions taken in previously filed tax returns still subject to examination and positions expected to be taken in future returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.

Other Postretirement Benefits

We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plan

We sponsor a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of the defined benefit pension plan.

New Accounting Standards

No new accounting standards that were issued or became effective during 2014 have had or are expected to have a material impact on our consolidated financial statements except those noted below.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2014-09, Revenue from Contracts with Customers", which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. Public business entities must implement the new guidance for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that year. Earlier application is not permitted.

The new standard provides two alternative implementation methods. The first is to apply the new standard retrospectively to each prior reporting period presented. This method allows the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption. Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application (which for us will be January 1, 2017). We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption.

We continue to determine which method we will use to implement the new standard and to assess the impact the new standard is expected to have on the consolidated financial statements or on other matters or aspects of our business.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. We adopted this Update as of January 1, 2014, and the adoption did not have a material impact on our results of operations, financial position, or cash flows.

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2014
Allowance for cash discounts	$1,560	$25,318	$(25,114)	$1,764
Allowance for doubtful accounts	5,277	3,769	(3,737)	5,309
Total	$6,837	$29,087	$(28,851)	$7,073

For the Year Ended December 31, 2013
Allowance for cash discounts	$1,411	$22,943	$(22,794)	$1,560
Allowance for doubtful accounts	5,457	2,028	(2,208)	5,277
Total	$6,868	$24,971	$(25,002)	$6,837

For the Year Ended December 31, 2012
Allowance for cash discounts	$1,498	$21,228	$(21,315)	$1,411
Allowance for doubtful accounts	6,266	4,379	(5,188)	5,457
Total	$7,764	$25,607	$(26,503)	$6,868

4. INVENTORY

Our inventory is stated at the lower of cost (determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 92% of the total inventories at December 31, 2014 and 2013. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been approximately $139,468 and $149,507 greater than reported under the LIFO method at December 31, 2014 and 2013, respectively.  We did not liquidate any portion of previously-created LIFO layers in 2014, 2013, and 2012.

Reserves for excess and obsolete inventories were $4,417 and $3,747 at December 31, 2014 and 2013, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $670, $247, and $(300) for the years ended December 31, 2014, 2013, and 2012, respectively.

5. PROPERTY AND DEPRECIATION

We provide for depreciation and amortization using the straight-line method over the following estimated useful asset lives:

Classification	Estimated Useful Asset Life
Buildings	42 years
Leasehold improvements	Over the shorter of the asset’s life or the lease term
Furniture, fixtures, equipment and software	3 to 14 years
Assets held under capital leases	Over the shorter of the asset’s life or the lease term

Depreciation expense was $35,040, $32,917, and $28,937 in 2014, 2013, and 2012, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2014 and 2013 were $10,430 and $3,632, respectively.

We capitalize interest expense on major construction and development projects while in progress.  Interest capitalized in 2014, 2013, and 2012 was $102, $182, and $56, respectively.

We capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  We capitalized software and software development costs of $3,501 and $3,187 in 2014 and 2013, respectively, and the amounts are recorded in furniture and fixtures.

We consider properties to be assets held for sale when all of the following criteria are met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,669 and $7,626 at December 31, 2014 and 2013, respectively, and is recorded in net property in the consolidated balance sheet. During 2014 and 2013, we sold an asset classified as held for sale for $740 and $34, respectively, and recorded net gains on the asset held for sale of $85 and $23, respectively in other income, net.

Subsequent to December 31, 2014 but prior to issuance of this report, we sold one of the locations included as an asset held for sale. The location had a net book value of $4,626 and yielded a net gain of $3,584.

We review long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as to be held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.

We did not record any impairment charges during 2014 and 2013 as the expected selling prices approximated the net book value of assets classified as assets held for sale. We recorded impairment losses totaling $1,066 to account for the expected losses on those assets held for sale where the net book value of the property listed for sale exceeded the estimated selling price less estimated selling expenses for the year ended December 31, 2012.  The impairment losses are included in other income, net in the consolidated statements of income for the year ended December 31, 2012.

6. INCOME TAXES

We determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities calculated using enacted applicable tax rates.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.

Our unrecognized tax benefits of $3,104, $3,419, and $3,530 as of December 31, 2014, 2013, and 2012, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Balance at January 1,	$3,419	$3,530	$3,746
Additions based on tax positions related to current year	490	516	600
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(477)	(567)	(570)
Settlements	(328)	(60)	(246)
Balance at December 31,	$3,104	$3,419	$3,530

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,065 and $1,220 in interest and penalties at December 31, 2014 and 2013, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2011 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2011 federal return will expire on September 15, 2015, unless extended by consent. Our state income tax returns for 2010 through 2014 remain subject to examination by various state authorities with the latest period closing on December 31, 2019.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2010.

The IRS concluded examinations of the Company's 2008-2011 federal income tax returns. In May 2014, we formalized settlement of the IRS audit for each of these four years. Collectively, including interest, we settled the assessments for $907. This closure has been recorded in our federal income tax expense for 2014.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2014	2013	2012
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.5	3.6	3.9
Other, net	1.8	1.2	1.6
Effective tax rate	40.3%	39.8%	40.5%

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended
Components of Income before Taxes	2014	2013	2012
Domestic	$136,656	$127,858	$133,300
Foreign	10,155	7,093	12,148
Income before taxes	$146,811	$134,951	$145,448

	For the Years Ended
Components of Income Tax Provision	2014	2013	2012
Current expense
U.S. Federal	$44,713	$47,790	$38,642
State	7,266	7,066	6,848
Foreign	3,058	2,217	3,366
Total current expense	$55,037	$57,073	$48,856
Deferred (benefit) expense
U.S. Federal	$4,049	(2,983)	9,090
State	47	(458)	786
Foreign	(8)	45	118
Total deferred (benefit) expense	$4,088	$(3,396)	$9,994
Total income tax provision	$59,125	$53,677	$58,850

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2014	2013
Postretirement benefits	$29,736	$29,260
Payroll accruals	2,912	3,114
Bad debt reserves	2,106	2,094
Other deferred tax assets	8,623	9,820
Pension	42,836	41,682
Inventory	3,351	4,597
Subtotal	89,564	90,567
less: valuation allowances	(393)	(279)
Deferred tax assets	89,171	90,288
Fixed assets	(33,857)	(33,988)
Computer software	(3,904)	(3,775)
Other deferred tax liabilities	(1,974)	(1,868)
Deferred tax liabilities	(39,735)	(39,631)
Net deferred tax assets	$49,436	$50,657

Deferred income taxes included in current and non-current assets (liabilities) at December 31 were:

	2014	2013
Deferred tax assets included in other current assets	$2,777	$5,936
Deferred tax assets included in other non-current assets	47,024	45,135
Deferred tax liabilities included in other current liabilities	(365)	(414)

Operating loss carryforwards included in net deferred tax assets at December 31 were:

	2014	2013
Foreign net operating losses(1)	$363	$232
State net operating losses(2)	759	1,165
(1)Expires in 2024
(2)Expire between 2015 and 2030

Due to uncertainties regarding the utilization of our foreign and state net operating losses, a valuation allowance has been applied against the total deferred tax benefit at December 31, 2014.

We have undistributed earnings of non-U.S. subsidiaries of approximately $66,297 and $59,388 as of December 31, 2014 and 2013, respectively. We have not made a provision for U.S. federal and state income taxes on these accumulated but undistributed earnings, as such earnings are considered to be indefinitely reinvested outside the U.S.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2014, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death. In the past, we have  always exercised these purchase options and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares of the Company have been issued at 20.00 per share.

During 2014, eligible employees and qualified retirees subscribed for 806,811 shares totaling $16,136.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 9, 2015; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 9, 2015, in the case of shares paid for prior to January 9, 2015.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2014	752,983	780,077
2013	638,647	681,637
2012	558,599	658,890

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2014 and 2013.

On December 12, 2013, our Board of Directors declared a 2.5% common stock dividend.  Each shareholder was entitled to one share of common stock for every forty shares held as of January 2, 2014.  The stock was issued on February 3, 2014.  On December 13, 2012, our Board of Directors declared a 20% common stock dividend.  Each shareholder was entitled to one share of common stock for every five shares held as of January 2, 2013. The stock was issued on February 1, 2013.

8. NET INCOME PER SHARE OF COMMON STOCK

  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 2.5% stock dividend declared in 2013 and a 20% stock dividend declared in 2012.  The average number of shares used in computing net income per share of common stock at December 31, 2014, 2013, and 2012 was 15,847,690, 15,935,751, and 15,969,060, respectively.

9. DEBT

	December 31,
Long-term Debt	2014	2013
1.85% note, unsecured, due in quarterly installments of $798 beginning in July 2014 through April 2016	$4,714	$—
1.43% note, unsecured, due in quarterly installments of $134 beginning in July 2014 through April 2016	794	—
2.01% to 30.63% capital leases, various maturities	12,328	5,174
	$17,836	$5,174
Less current portion	(6,241)	(2,443)
Long-term Debt	$11,595	$2,731

Long-term Debt matures as follows:
2015	$6,241
2016	4,174
2017	1,445
2018	964
2019	667
After 2019	4,345
$17,836

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $1,331 and $323 at December 31, 2014 and 2013, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2014 and 2013, respectively.

Revolving Credit Facility

On December 31, 2013, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $500,000 revolving credit agreement maturing in September 2016 with Bank of America, N.A. and other lenders named therein, which included a combined letter of credit subfacility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000 (the "Credit Agreement"). The Credit Agreement also included a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $200,000.

On June 6, 2014, we along with Graybar Canada amended and extended the five-year revolving credit facility to, among other things, increase the availability from $500,000 to $550,000, which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000, pursuant to the terms and conditions of a Second Amendment to the Credit Agreement, dated as of June 6, 2014 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000. The Amended Credit Agreement matures in June 2019.

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

Interest on our borrowings under the Amended Credit Agreement are based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower also selects the term of the loan, up to six months. Swing line loans, which are daily loans, bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada). In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit and other administrative matters.

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60% or Eurodollar rate loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon our consolidated leverage ratio. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Amended Credit Agreement.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, the fact that any representation or warranty made by any of the credit parties is materially incorrect, failure to comply with covenants, the occurrence of an event of default under certain other indebtedness by us and our subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under Employee Retirement Income Security Act ("ERISA") and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

At December 31, 2014, we had total letters of credit of $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility. At December 31, 2013, we had total letters of credit of $6,886 outstanding, of which $711 were issued under the $500,000 revolving credit facility. The letters of credit are used primarily to support certain workers' compensation insurance policies.

Short-term borrowings of $66,342 and $82,442 outstanding at December 31, 2014 and 2013, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2014 and 2013 ranged from a minimum of $25,550 and $27,233 to a maximum of $111,912 and $126,020, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2014 and 2013 amounted to approximately $67,000 and $68,000 at weighted-average interest rates of 1.52% and 1.58%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2014 was 1.43%.

At December 31, 2014, we had available unused committed lines of credit amounting to $483,658, compared to $416,847 at December 31, 2013.  These lines are available to meet the short-term cash requirements of the Company, and certain committed lines of credit have annual fees of up to 40 basis points (0.40%) and 35 basis points (0.35%) of the committed lines of credit as of December 31, 2014 and 2013, respectively.

The revolving credit agreement contains various affirmative and negative covenants.  We are also required to maintain certain financial ratios as defined in the agreement.  We were in compliance with all covenants as of December 31, 2014 and 2013.

Private Placement Shelf Agreement

On September 22, 2014, we entered into an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. Subject to the terms and conditions set forth below, the facility is expected to allow us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At December 31, 2014, no notes had been issued under the shelf agreement.

The term of each note issuance will be selected by us and will not exceed 12 years and will have such other particular terms as shall be set forth, in the case of any series of notes, in the Confirmation of Acceptance with respect to such series. Any notes issued under the shelf agreement will be guaranteed by our material domestic subsidiaries, if any, as described in the shelf agreement.  Any future proceeds of any issuance under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.

The shelf agreement contains customary representations and warranties of the Company and Prudential.  The shelf agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under the Amended Credit Agreement or certain other indebtedness of us and our subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA; and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in the Amended Credit Agreement).  Upon the occurrence of an event of default, all outstanding obligations of Graybar under the shelf agreement may be declared immediately due and payable.

The shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreement.  In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued under the shelf agreement in the future shall continue to be of equal ranking with our indebtedness under the Amended Credit Agreement.

The private placement shelf agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of December 31, 2014.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan covering substantially all employees after the completion of one year of service and 1,000 hours of service.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  Employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified benefits for compensation in excess of the IRS compensation limits applicable to the plan. In December 2014, we amended the pension plan, effective July 1, 2015, to exclude employees hired or rehired on or after July 1, 2015 from participation. Active participants in the plan will continue to accrue benefits.

Our plan funding policy is to make contributions provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan.

We provide certain postretirement health care and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan.  Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2014 and 2013.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of period	$558,650	$598,917	$76,134	$83,836
Service cost	22,205	24,119	2,454	2,644
Interest cost	26,817	23,914	3,338	2,873
Actuarial loss (gain)	56,333	(40,141)	(102)	(8,766)
Benefits paid from plan assets	(47,420)	(46,522)	—	—
Benefits paid from Company assets	(1,392)	(682)	(6,057)	(5,855)
Plan participants' contributions	—	—	1,588	1,402
Administrative expenses paid	(1,032)	(955)	—	—
Settlements(1)	(1,473)	—	—	—
Benefit Obligation at End of Period	612,688	558,650	77,355	76,134
Change in Plan Assets:
Fair value of plan assets at beginning of period	423,167	430,894	—	—
Actual return on plan assets	55,450	(250)	—	—
Employer contributions(2)	42,865	40,682	4,469	4,453
Plan participants' contributions	—	—	1,588	1,402
Benefits paid(2)	(48,812)	(47,204)	(6,057)	(5,855)
Administrative expenses paid	(1,032)	(955)	—	—
Settlements(1)(2)	(1,473)	—	—	—
Fair Value of Plan Assets at End of Period	470,165	423,167	—	—
Unfunded Status	$142,523	$135,483	$77,355	$76,134
(1) We recorded a settlement loss that resulted from lump sum pension distributions.
(2) Includes $2,865 and $682 paid from our assets for unfunded nonqualified benefits in fiscal years 2014 and 2013, respectively.

The accumulated benefit obligation for our defined benefit pension plan was $517,857 and $476,807 at December 31, 2014 and 2013, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Current accrued benefit cost	$1,542	$2,900	$7,790	$8,600
Non-current accrued benefit cost	140,981	132,583	69,565	67,534
Net amount recognized	$142,523	$135,483	$77,355	$76,134

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Net actuarial loss	$143,734	$138,186	$12,944	$13,780
Prior service cost (gain)	992	1,575	(5,193)	(6,525)
Accumulated other comprehensive loss	$144,726	$139,761	$7,751	$7,255

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2015, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$12,032	$614
Prior service cost (gain)	276	(1,333)
Accumulated other comprehensive loss (income)	$12,308	$(719)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.08%	4.87%	3.77%	4.34%
Rate of compensation increase	4.47%	4.25%	—	—
Health care cost trend on covered charges	—	—	7.5% / 5%	7.5% / 5%

For measurement of the postretirement benefit obligation, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2014.  This rate is assumed to decline to 5.0% at January 1, 2019 and remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2014 and 2013.

The net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012 included the following components:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$22,205	$24,119	$22,215	$2,454	$2,644	$2,336
Interest cost	26,817	23,914	24,896	3,338	2,873	3,355
Expected return on plan assets	(26,624)	(23,909)	(23,670)	—	—	—
Amortization of:
Net actuarial loss	17,639	26,371	21,116	1,267	1,794	1,719
Prior service cost (gain)	952	1,375	1,380	(2,181)	(2,181)	(2,181)
Settlement loss	789	—	—	—	—	—
Net periodic benefit cost	$41,778	$51,870	$45,937	$4,878	$5,130	$5,229

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.87%	3.95%	4.75%	4.34%	3.51%	4.25%
Expected return on plan assets	6.25%	6.00%	6.25%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.50%	—	—	—
Health care cost trend on covered charges	—	—	—	7.5% / 5%	8% / 5%	8% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 7.5% annual rate of increase in per capita cost of covered health care benefits was assumed for 2014.  The rate was assumed to decline to 5.0% in 2019 and to remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2014, 2013 and 2012 net periodic benefit cost.

We expect to make contributions totaling $40,000 to our defined benefit pension plan and fund $1,573 for non-qualified benefits during 2015.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2015	$41,454	$7,936
2016	42,052	8,832
2017	39,730	9,772
2018	40,525	10,928
2019	43,292	12,058
After 2019	231,790	81,416

The investment objective of our defined benefit pension plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan.  Our defined benefit pension plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flow liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity. Assets of the qualified pension plan are held by Comerica Bank (the "Trustee").

Our defined benefit pension plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of corporate fixed-income securities, long duration government, and quasi-governmental, as well as appropriate levels of equity and alternative investments designed to optimize the plan's liability hedge ratio. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, at least partially offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
Asset allocation information for the defined benefit pension plan at December 31, 2014 and 2013 is as follows:

Investment	2014 Actual Allocation	2014 Target Allocation Range	2013 Actual Allocation	2013 Target Allocation Range
Equity securities-U.S.	9%	3-15%	10%	3-15%
Equity securities-International	9%	3-15%	9%	3-15%
Fixed income investments-U.S.	61%	35-75%	56%	35-75%
Fixed income investments-International	6%	3-10%	6%	3-10%
Absolute return	7%	5-15%	9%	5-15%
Real assets	5%	3-10%	5%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	2%	0-3%	4%	0-3%
Total	100%	100%	100%	100%

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

Absolute return
Absolute return consists of investments in various hedge funds structured as fund-of-funds (defined as a single fund that invests in multiple funds). The hedge funds use various investment strategies in an attempt to generate non-correlated returns. A fund-of-funds is designed to help diversify and reduce the risk of the overall portfolio. The hedge funds are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. The underlying assets of the hedge funds are not publicly available; thus they are classified as Level 3. Audited financial statements are produced on an annual basis for the hedge funds.

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

The methods described above may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our defined benefit pension plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

There have been no changes in the methodologies for determining fair value at December 31, 2014 or 2013.

The following tables set forth, by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2014 and 2013:

December 31, 2014
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$17,092	$—	$—	$17,092
Mutual funds	18,006	8,733	—	26,739
Equity securities - International
Corporate stocks	946	—	—	946
Mutual funds	43,710	—	—	43,710
Fixed income investments - U.S.
Corporate debt	128,033	—	—	128,033
U.S. government debt	52,674	—	—	52,674
Mutual funds	29,799	74,525	—	104,324
Fixed income investments - International	27,784	—	—	27,784
Absolute return	—	—	33,021	33,021
Real assets	—	7,598	16,518	24,116
Private equity	—	—	3,682	3,682
Short-term investments	—	8,044	—	8,044
Total	$318,044	$98,900	$53,221	$470,165

December 31, 2013
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$20,176	$—	$—	$20,176
Mutual funds	11,169	11,754	—	22,923
Equity securities - International
Corporate stocks	1,101	—	—	1,101
Mutual funds	38,246	—	—	38,246
Fixed income investments - U.S.
Corporate debt	108,844	—	—	108,844
U.S. government debt	38,870	—	—	38,870
Mutual funds	22,756	63,916	—	86,672
Fixed income investments - International	23,920	—	—	23,920
Absolute return	—	—	39,448	39,448
Real assets	—	8,455	14,737	23,192
Private equity	—	—	3,793	3,793
Short-term investments	—	15,982	—	15,982
Total	$265,082	$100,107	$57,978	$423,167

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2014 and 2013:

December 31, 2014
	Absolute Return	Real Assets	Private Equity	Total
Balance, beginning of year	$39,448	$14,737	$3,793	$57,978
Realized gains	386	48	76	510
Unrealized gains	1,837	2,065	432	4,334
Purchases	—	48	359	407
Sales	(8,650)	(380)	(978)	(10,008)
Balance, end of year	$33,021	$16,518	$3,682	$53,221

December 31, 2013
	Fixed Income Investments – International	Absolute Return	Real Assets	Private Equity	Short-term investments	Total
Balance, beginning of year	$22,063	$37,289	$12,702	$3,807	$6,694	$82,555
Realized gains	5,721	831	16	—	—	6,568
Unrealized gains (losses)	(6,629)	2,344	2,127	(14)	—	(2,172)
Purchases	—	30,900	—	—	—	30,900
Sales	(21,155)	(31,916)	(108)	—	(6,694)	(59,873)
Balance, end of year	$—	$39,448	$14,737	$3,793	$—	$57,978

11. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan covering substantially all of our employees.  Annual contributions by us to the profit-sharing portion of the plan are at the discretion of our management and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the plan was $56,709, $34,132, and $54,751 for the years ended December 31, 2014, 2013 and 2012, respectively.  Employees may also make voluntary contributions to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006.

12. COMMITMENTS AND CONTINGENCIES

Rental expense was $21,891, $21,134, and $20,306 in 2014, 2013, and 2012, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2015	$20,996
2016	19,060
2017	15,295
2018	11,148
2019	8,062
After 2019	7,323

Graybar and our subsidiaries are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We account for loss contingencies in accordance with GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range.  If we deem an amount within the range to be a better estimate than any other amount within the range, that amount shall be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.  While we believe that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on our financial position, these matters are uncertain and we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations in the period in which such matters are resolved or a better estimate becomes available.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31 are as follows:

	2014	2013
Currency translation	$284	$6,653
Pension liability	(144,726)	(139,761)
Postretirement benefits liability	(7,751)	(7,255)
Accumulated other comprehensive loss	$(152,193)	$(140,363)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	2014			2013
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$19,695	$(1,229)	$18,466	$28,165	$(806)	$27,359
Tax (benefit) expense	(7,661)	478	(7,183)	(10,957)	314	(10,643)
Total reclassifications for the period, net of tax	$12,034	$(751)	$11,283	$17,208	$(492)	$16,716

The following table represents the activity included in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	2014			2013
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$6,653	$(147,016)	$(140,363)	$12,040	$(178,854)	$(166,814)
Other comprehensive loss before reclassifications	(6,369)	—	(6,369)	(5,387)	—	(5,387)
Amounts reclassified from accumulated other comprehensive income (net of tax $(7,183) and $(10,643))	—	11,283	11,283	—	16,716	16,716
Actuarial gain (loss), (net of tax $10,660 and $(9,627))	—	(16,744)	(16,744)	—	15,122	15,122
Net current-period other comprehensive (loss) income	(6,369)	(5,461)	(11,830)	(5,387)	31,838	26,451
Ending balance December 31,	$284	$(152,477)	$(152,193)	$6,653	$(147,016)	$(140,363)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2014 and 2013:

	2014
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,312,800	$1,517,375	$1,569,757	$1,578,929
Gross margin	$249,457	$281,942	$294,535	$292,613
Net income attributable to the Company	$11,321	$29,044	$30,464	$16,599
Net income attributable to the Company per share of common stock	$0.71	$1.83	$1.93	$1.05

	2013
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales(A)	$1,282,922	$1,468,119	$1,486,459	$1,421,641
Gross margin	$235,832	$263,965	$277,663	$266,696
Net income attributable to the Company	$7,946	$21,891	$28,633	$22,593
Net income attributable to the Company per share of common stock(B)	$0.50	$1.37	$1.80	$1.42
(A)Reclassifications have been made to prior years' net sales to conform to the quarterly 2014 information.
(B)All periods adjusted for a 2.5% stock dividend declared in December 2013.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2013 were 15,634,284, 15,577,599, 15,507,191, and 15,493,506, respectively.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is accumulated and communicated to Company management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management of the Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls will prevent or detect all errors.  A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected.  These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2015 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2015 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

The information with respect to our audit committee and audit committee financial expert, and nominating committee required to be included pursuant to this Item 10 will be included under the caption “Information About the Board of Directors and Corporate Governance Matters” in our Information Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer (collectively “Covered Officers”).  This code of ethics is appended to our business conduct guidelines for all employees.  The business conduct guidelines and specific code for Covered Officers may be accessed at: www.graybar.com/company/corporate-responsibility/code-of-ethics and is also available in print without charge upon written request addressed to the Secretary of the Company at our principal executive offices.

Item 11.  Executive Compensation

The information with respect to executive compensation, our advisory compensation committee, and the compensation committee interlocks and insider participation required to be included pursuant to this Item 11 will be included under the captions “Information About the Board of Directors and Corporate Governance Matters” and “Compensation Discussion and Analysis” in the Information Statement and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

At the date of this report, there are no reportable transactions, business relationships or indebtedness of the type required to be included pursuant to this Item 13 between the Company and any beneficial owner of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals. If there is any change in that regard prior to the filing of the Information Statement, such information will be included under the caption “Transactions with Related Persons” in the Information Statement and shall be incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

The information with respect to principal accounting fees and services required to be included pursuant to this Item 14 will be included under the caption “Relationship with Independent Registered Public Accounting Firm” in our Information Statement and is incorporated herein by reference.

 PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2014 Annual Report on Form 10-K.

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2014 (page 23).

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014 (page 24).

		(iii)	Consolidated Balance Sheets, as of December 31, 2014 and 2013 (page 25).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014 (page 26).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2014 (page 27).

		(vi)	Notes to Consolidated Financial Statements (pages 28 to 45).

		(vii)	Report of Independent Registered Public Accounting Firm (page 22).

	2.	Index to Financial Schedules

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

(vi)
Second amendment to Credit Agreement, dated as of June 6, 2014, among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

(vii)
Private Shelf Agreement, dated September 22, 2014, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated September 22, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March 2015.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 12, 2015.

/s/ K. M. MAZZARELLA	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ R. R. HARWOOD	Director, Senior Vice President and Chief Financial Officer
(R. R. Harwood)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. BENDER	Director
(D. A. Bender)

/s/ S. S. CLIFFORD	Director
(S. S. Clifford)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ W. P. MANSFIELD	Director
(W. P. Mansfield)

/s/ D. G. MAXWELL	Director
(D. G. Maxwell)

/s/ B. L. PROPST	Director
(B. L. Propst)

Index of Exhibits

(3)	(i) Articles of Incorporation

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

(vi)
Second amendment to Credit Agreement, dated as of June 6, 2014, among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as a borrower, certain domestic subsidiaries of the parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C issuer, and Bank of America, N.A. acting through its Canadian branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C issuer, and the other lenders party thereto, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

(vii)
Private Shelf Agreement, dated September 22, 2014, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated September 22, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

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