Form 10-Q
period 2015-03-31
GRAYBAR ELECTRIC CO INC
filed 2015-05-06
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2015: 15,975,905
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2015	2014
Gross Sales	$1,399,863	$1,318,121
Cash discounts	(6,085)	(5,321)
Net Sales	1,393,778	1,312,800
Cost of merchandise sold	(1,134,752)	(1,063,343)
Gross Margin	259,026	249,457
Selling, general and administrative expenses	(232,067)	(219,925)
Depreciation and amortization	(10,309)	(9,677)
Other income, net	4,342	729
Income from Operations	20,992	20,584
Interest expense, net	(513)	(390)
Income before Provision for Income Taxes	20,479	20,194
Provision for income taxes	(7,985)	(8,844)
Net Income	12,494	11,350
Less: Net income attributable to noncontrolling interests	(34)	(29)
Net Income attributable to Graybar Electric Company, Inc.	$12,460	$11,321
Net Income per share of Common Stock	$0.78	$0.71
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding	16,023	15,969

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2015	2014
Net Income	$12,494	$11,350
Other Comprehensive Income
Foreign currency translation	(6,359)	(2,598)
Pension and postretirement benefits liability adjustment (net of tax of $(1,845), and $(1,752), respectively)	2,898	2,753
Total Other Comprehensive (Loss) Income	(3,461)	155
Comprehensive Income	$9,033	$11,505
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(189)	(95)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$9,222	$11,600

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2015	December 31, 2014
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$50,674	$33,758
Trade receivables (less allowances of $6,896 and $7,073, respectively)			853,937	920,796
Merchandise inventory			499,783	461,139
Other current assets			33,340	44,711
Total Current Assets			1,437,734	1,460,404
Property, at cost
Land			77,801	67,879
Buildings			437,171	429,406
Furniture and fixtures			259,244	253,918
Software			84,834	84,488
Capital leases			29,893	25,135
Total Property, at cost			888,943	860,826
Less – accumulated depreciation and amortization			(457,598)	(452,163)
Net Property			431,345	408,663
Other Non-current Assets			65,029	70,046
Total Assets			$1,934,108	$1,939,113
LIABILITIES
Current Liabilities
Short-term borrowings			$95,820	$66,342
Current portion of long-term debt			7,777	6,241
Trade accounts payable			701,610	726,632
Accrued payroll and benefit costs			103,827	127,191
Other accrued taxes			19,491	18,300
Other current liabilities			73,202	69,148
Total Current Liabilities			1,001,727	1,013,854
Postretirement Benefits Liability			70,009	69,565
Pension Liability			135,287	140,981
Long-term Debt			11,707	11,595
Other Non-current Liabilities			25,094	21,137
Total Liabilities			1,243,824	1,257,132
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2015	December 31, 2014
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,497,274	13,159,559
Issued to shareholders	2,745,417	2,714,853
In treasury, at cost	(197,399)	(14,482)
Outstanding Common Stock	16,045,292	15,859,930	320,906	317,199
Advance Payments on Subscriptions to Common Stock			468	—
Retained Earnings			521,317	513,672
Accumulated Other Comprehensive Loss			(155,431)	(152,193)
Total Graybar Electric Company, Inc. Shareholders’ Equity			687,260	678,678
Noncontrolling Interests			3,024	3,303
Total Shareholders’ Equity			690,284	681,981
Total Liabilities and Shareholders’ Equity			$1,934,108	$1,939,113

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2015	2014
Cash Flows from Operations
Net Income	$12,494	$11,350
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	10,309	9,677
Deferred income taxes	(1,283)	(395)
Net gains on disposal of property	(3,699)	(70)
Net income attributable to noncontrolling interests	(34)	(29)
Changes in assets and liabilities:
Trade receivables	66,859	45,979
Merchandise inventory	(38,644)	(9,938)
Other current assets	11,659	(2,381)
Other non-current assets	4,167	3,479
Trade accounts payable	(25,022)	20,932
Accrued payroll and benefit costs	(23,364)	(17,526)
Other current liabilities	780	(9,777)
Other non-current liabilities	3,450	(6,016)
Total adjustments to net income	5,178	33,935
Net cash provided by operations	17,672	45,285
Cash Flows from Investing Activities
Proceeds from disposal of property	8,312	89
Capital expenditures for property	(34,706)	(8,991)
Net cash used by investing activities	(26,394)	(8,902)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	29,478	(3,452)
Repayment of long-term debt	(908)	—
Principal payments under capital leases	(2,202)	(914)
Sale of common stock	7,833	7,050
Purchases of common stock	(3,658)	(5,505)
Purchases of noncontrolling interests’ common stock	(90)	(272)
Dividends paid	(4,815)	(4,792)
Net cash provided (used) by financing activities	25,638	(7,885)
Net Increase in Cash	16,916	28,498
Cash, Beginning of Year	33,758	34,665
Cash, End of Period	$50,674	$63,163

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$4,758	$817
Acquisition of software and maintenance under financing arrangement	—	6,254

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			11,321		29	11,350
Other comprehensive income				279	(124)	155
Stock issued	6,607					6,607
Stock purchased	(5,505)				(272)	(5,777)
Advance payments		443				443
Dividends declared			(4,792)			(4,792)
March 31, 2014	$318,869	$443	$496,269	$(140,084)	$3,270	$678,767

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			12,460		34	12,494
Other comprehensive income				(3,238)	(223)	(3,461)
Stock issued	7,365					7,365
Stock purchased	(3,658)				(90)	(3,748)
Advance payments		468				468
Dividends declared			(4,815)			(4,815)
March 31, 2015	$320,906	$468	$521,317	$(155,431)	$3,024	$690,284

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2015 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2014, included in our latest Annual Report on Form 10-K.

In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Graybar and its subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company in subsidiaries consolidated by the Company are accounted for and reported as noncontrolling interests.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since March 31, 2015 that require recognition or disclosure in these financial statements.

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

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  We first perform a qualitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2015 have had or are expected to have a material impact on our consolidated financial statements except those noted below:

In February 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2015-02, "Consolidation". The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this Update to have a material impact on the our results of operations, financial position, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. Public business entities must implement the new guidance for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that year. Earlier application is not permitted. The Update will be effective for public business entities for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. In April 2015, the FASB proposed to defer the effective date of the Update for one year.

The new standard provides for two alternative implementation methods.  The first is to apply the new standard retrospectively to each prior reporting period presented.  This method allows the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption.  Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application (which for us will be January 1, 2018 under the proposed deferral).  We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption.

We continue to determine which method we will use to implement the new standard and to assess the impact the new standard is expected to have on the consolidated financial statements or on other matters or aspects of our business.

3. INCOME TAXES

We determine our deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of our assets and liabilities, calculated using enacted applicable tax rates.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the condensed consolidated financial statements.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,079 and $1,065 in interest and penalties at March 31, 2015 and December 31, 2014, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

Our unrecognized tax benefits of $3,177 and $3,104 at March 31, 2015 and December 31, 2014, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2015, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $4,815 and $4,792 for the three months ended March 31, 2015 and 2014, respectively.

5. DEBT

Revolving Credit Facility

On March 31, 2015 and December 31, 2014, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein ("the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of March 31, 2015 and December 31, 2014.

We had total letters of credit of $5,290 and $5,725 outstanding, of which none were issued under the Credit Agreement at March 31, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $95,820 and $66,342 in short-term borrowings outstanding under the Credit Agreement at March 31, 2015 and December 31, 2014, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2015 and 2014 ranged from a minimum of $35,981 and $47,157 to a maximum of $130,878 and $111,912, respectively.

At March 31, 2015, we had unused lines of credit under the Credit Agreement amounting to $454,180 available, compared to $483,658 at December 31, 2014.   These lines are available to meet the short-term cash requirements of the Company, and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreement

At March 31, 2015 and December 31, 2014, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). The Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Shelf Agreement as of March 31, 2015 and December 31, 2014.

The Shelf Agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of March 31, 2015 and December 31, 2014.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2015 and December 31, 2014.

The net periodic benefit cost for the three months ended March 31, 2015 and 2014 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2015	2014	2015	2014
Service cost	$6,500	$5,597	$675	$625
Interest cost	6,350	6,799	750	825
Expected return on plan assets	(7,025)	(6,675)	—	—
Amortization of:
Net actuarial loss	4,924	4,534	251	275
Prior service cost (gain)	113	246	(545)	(550)
Settlement loss	—	789	—	—
Net periodic benefit cost	$10,862	$11,290	$1,131	$1,175
A settlement loss that resulted from lump sum pension distributions was recorded during the three months ended March 31, 2014.

We made qualified and nonqualified pension contributions totaling $11,532 and $12,860, during the three-month periods ended March 31, 2015 and 2014, respectively. Additional contributions totaling $30,005 are expected to be paid during the remainder of 2015.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,175	$(432)	$4,743	$4,809	$(304)	$4,505
Tax (benefit) expense	(2,013)	168	(1,845)	(1,870)	118	(1,752)
Total reclassifications for the period, net of tax	$3,162	$(264)	$2,898	$2,939	$(186)	$2,753
The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$284	$(152,477)	$(152,193)	$6,653	$(147,016)	$(140,363)
Other comprehensive (loss) income before reclassifications	(6,136)	—	(6,136)	(2,474)	—	(2,474)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,845) and $(1,752))	—	2,898	2,898	—	2,753	2,753
Net current-period other comprehensive (loss) income	(6,136)	2,898	(3,238)	(2,474)	2,753	279
Ending balance March 31,	$(5,852)	$(149,579)	$(155,431)	$4,179	$(144,263)	$(140,084)

8. ASSETS HELD FOR SALE

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $3,043 and $7,669 at March 31, 2015 and December 31, 2014, respectively, and is recorded in net property in the condensed consolidated balance sheets.

During the first quarter of 2015, we sold one of the locations included as an asset held for sale. The location had a net book value of $4,626 and yielded a net gain of $3,584. The gain is recorded in other income, net in the condensed consolidated statements of income.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three-month periods ended March 31, 2015 and 2014.

9. COMMITMENTS AND CONTINGENCIES

Graybar and our subsidiaries are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies may arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We account for loss contingencies in accordance with GAAP.  Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range.  If we deem an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.  While we believe that none of these claims, disputes, administrative, and legal matters will have a material adverse effect on our financial position, these matters are uncertain and we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations in the period during which such matters are resolved or a better estimate becomes available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K for such period as filed with the United States ("U.S.") Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; cyber-attacks; volatility in the prices of industrial commodities; disruptions in our sources of supply; a sustained interruption in the operation of our information systems; increased funding requirements and expenses related to our pension plan; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2014.

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products, and a provider of related supply chain management and logistics services. We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily with customers in the U.S.  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  No holder of our common stock or voting trust interest representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares of the Company have been issued at $20.00 per share.

Business Overview

Our strategic investments in new locations, salesforce expansion, and e-commerce capabilities coupled with our vertical market focus allowed us to achieve record first quarter net sales of $1,393,778, 6.2% higher than the previous record set in 2014. Sales in each of our vertical markets: industrial and utility, commercial, institutional and government ("CIG"), and construction, grew during the quarter.

Our orders on hand improved during the first quarter and we expect continued sales growth in the first half of year. However, we are seeing signs that the general economy will be slowing in the second half of the year. Our plan is to continue adding e-commerce capabilities to enhance our customers’ experience. Our sales force expansion initiative that started in 2014 is ongoing and is continuing to allow us to reach new and underserved customers. In addition, plans to open new locations are proceeding. We believe these actions along with our focus on our core business will position us well to further grow sales during the remainder of 2015.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Dollars	Percent	Dollars	Percent
Net Sales	$1,393,778	100.0%	$1,312,800	100.0%
Cost of merchandise sold	(1,134,752)	(81.4)	(1,063,343)	(81.0)
Gross Margin	259,026	18.6	249,457	19.0
Selling, general and administrative expenses	(232,067)	(16.7)	(219,925)	(16.8)
Depreciation and amortization	(10,309)	(0.7)	(9,677)	(0.7)
Other income, net	4,342	0.3	729	0.1
Income from Operations	20,992	1.5	20,584	1.6
Interest expense, net	(513)	—	(390)	—
Income before Provision for Income Taxes	20,479	1.5	20,194	1.6
Provision for income taxes	(7,985)	(0.6)	(8,844)	(0.7)
Net Income	12,494	0.9	11,350	0.9
Less: Net income attributable to noncontrolling interests	(34)	—	(29)	—
Net Income attributable to Graybar Electric Company, Inc.	$12,460	0.9%	$11,321	0.9%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales totaled $1,393,778 for the quarter ended March 31, 2015, compared to $1,312,800 for the quarter ended March 31, 2014, an increase of $80,978, or 6.2%.  Net sales in our industrial and utility, CIG, and construction vertical markets increased for the three months ended March 31, 2015 compared to the same three-month period of 2014 by 9.7%, 8.5% and 4.8%, respectively.

Gross margin increased $9,569, or 3.8%, to $259,026 from $249,457 primarily due to increased net sales in the first quarter of 2015, compared to the same period of 2014. Our gross margin as a percent of net sales totaled 18.6% for the three months ended March 31, 2015, down from 19.0% for the three months ended March 31, 2014, primarily due to change in product mix.

Selling, general and administrative expenses increased $12,142, or 5.5%, to $232,067 in the first quarter of 2015 from $219,925 in the first quarter of 2014, due primarily to higher compensation related expenses for the three months ended March 31, 2015.  Selling, general and administrative expenses as a percentage of net sales totaled 16.7% for the three months ended March 31, 2015, down from 16.8% for the three months ended March 31, 2014.

Depreciation and amortization expenses for the three months ended March 31, 2015 increased $632, or 6.5%, to $10,309 from $9,677 in the first quarter of 2014 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales remained consistent at 0.7% for the three months ended March 31, 2015 and 2014.

Other income, net totaled $4,342 for the three-month period ended March 31, 2015, compared to $729 for the three months ended March 31, 2014.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net for the three months ended March 31, 2015 was due to net gains on the disposal of real and personal property of $3,699.

Interest expense, net increased $123, or 31.5%, to $513 for the three months ended March 31, 2015, from $390 for the three months ended March 31, 2014. Long-term debt outstanding, including current portion, was $19,484 at March 31, 2015, compared to $11,331 at March 31, 2014. The long-term debt outstanding, including current portion, increased primarily due to capital lease financing transactions associated with information technology asset purchases.

Income before provision for income taxes totaled $20,479 for the three months ended March 31, 2015, an increase of $285, or 1.4%, from $20,194 for the three months ended March 31, 2014. The increase was generated primarily by the increase in gross margin and other income, net, partially offset by the increases in selling, general, and administrative expenses and depreciation and amortization expenses.

Our total provision for income taxes decreased $859, or 9.7%, to $7,985 for the three months ended March 31, 2015, compared to $8,844 for the same period of 2014.  Our effective tax rate was 39.0% for the three months ended March 31, 2015, compared to 43.8% for the same period of 2014. The decrease in the effective tax rate was attributable to U.S. Internal Revenue Service ("IRS") audit-related contingencies that were recorded during the three months ended March 31, 2014 that did not repeat during the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes, while the effective tax rate for three months ended March 31, 2014 was higher due to the IRS audit and state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2015 increased $1,139, or 10.1%, to $12,460 from $11,321 for the three months ended March 31, 2014.

Financial Condition and Liquidity

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

Operating Activities

Cash flows from operations for the three months ended March 31, 2015 declined by $27,613 when compared to the three months ended March 31, 2014 primarily due to increasing inventory levels during the three months ended March 31, 2015 to support our expected growth of sales during 2015, as well as a reduction in both trade accounts payable and accrued payroll benefits, partially offset by a decrease in trade accounts receivable.

Investing Activities

Net cash used by investing activities increased $17,492 for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. We purchased a new regional distribution center in southern California for $23,392, while disposing of a regional distribution center in northern California that was classified as an asset held for sale and provided proceeds of $8,214.

Financing Activities

Cash flows from financing activities increased by $33,523 for three months ended March 31, 2015, compared to the three months ended March 31, 2014 primarily due to:

•	Increased short-term borrowings

•	Increased sales of common stock

•	Decreased treasury stock purchases

•	Decreased payments for noncontrolling interests' stock

 The above factors were offset by the following:

•	Higher payments on long-term debt

•	Higher payments on capital leases

•	Increased dividend payments on common stock

Liquidity

We had a $550,000 revolving credit facility with $454,180 in available capacity at March 31, 2015, compared to $483,658 at December 31, 2014. At March 31, 2015 and December 31, 2014, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed up on at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the shelf agreement as of March 31, 2015 and December 31, 2014. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,290 and $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility at March 31, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At March 31, 2015, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any cause other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death.  In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares of the Company have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2015	54,045	$20.00	N/A
February 1 to February 28, 2015	83,552	$20.00	N/A
March 1 to March 31, 2015	45,320	$20.00	N/A
Total	182,917	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through March 12, 2015, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 12, 2015 (Commission File No. 000-00255) and incorporated herein by reference.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

		(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	(32)	Section 1350 Certifications

		(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

		(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

May 6, 2015	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2015	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a) By-laws as amended through March 12, 2015, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 12, 2015 (Commission File No. 000-00255) and incorporated herein by reference.

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