Form 10-Q
period 2015-06-30
GRAYBAR ELECTRIC CO INC
filed 2015-08-04
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2015: 15,930,742
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2015
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2015	2014	2015	2014
Gross Sales	$1,576,441	$1,523,857	$2,976,304	$2,841,978
Cash discounts	(6,433)	(6,482)	(12,518)	(11,803)
Net Sales	1,570,008	1,517,375	2,963,786	2,830,175
Cost of merchandise sold	(1,276,663)	(1,235,433)	(2,411,415)	(2,298,776)
Gross Margin	293,345	281,942	552,371	531,399
Selling, general and administrative expenses	(240,909)	(224,949)	(472,976)	(444,874)
Depreciation and amortization	(10,813)	(9,677)	(21,122)	(19,354)
Other income, net	1,217	1,429	5,559	2,158
Income from Operations	42,840	48,745	63,832	69,329
Interest expense, net	(697)	(368)	(1,210)	(758)
Income before Provision for Income Taxes	42,143	48,377	62,622	68,571
Provision for income taxes	(16,998)	(19,270)	(24,983)	(28,114)
Net Income	25,145	29,107	37,639	40,457
Less: Net income attributable to noncontrolling interests	(57)	(63)	(91)	(92)
Net Income attributable to Graybar Electric Company, Inc.	$25,088	$29,044	$37,548	$40,365
Net Income per share of Common Stock	$1.57	$1.83	$2.35	$2.54
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding	15,987	15,842	15,998	15,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2015	2014	2015	2014
Net Income	$25,145	$29,107	$37,639	$40,457
Other Comprehensive Income
Foreign currency translation	1,703	2,897	(4,656)	299
Pension and postretirement benefits liability adjustment (net of tax of $(1,918), $(1,687), $(3,763) and $(3,439), respectively)	3,011	2,647	5,909	5,400
Total Other Comprehensive Income	4,714	5,544	1,253	5,699
Comprehensive Income	$29,859	$34,651	$38,892	$46,156
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	116	171	(73)	76
Comprehensive Income attributable to Graybar Electric Company, Inc.	$29,743	$34,480	$38,965	$46,080

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2015	December 31, 2014
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$38,538	$33,758
Trade receivables (less allowances of $6,705 and $7,073, respectively)			947,871	920,796
Merchandise inventory			520,026	461,139
Other current assets			27,932	44,711
Total Current Assets			1,534,367	1,460,404
Property, at cost
Land			77,876	67,879
Buildings			437,239	429,406
Furniture and fixtures			271,078	253,918
Software			84,834	84,488
Capital leases			30,427	25,135
Total Property, at cost			901,454	860,826
Less – accumulated depreciation and amortization			(463,791)	(452,163)
Net Property			437,663	408,663
Other Non-current Assets			80,826	70,046
Total Assets			$2,052,856	$1,939,113
LIABILITIES
Current Liabilities
Short-term borrowings			$184,188	$66,342
Current portion of long-term debt			7,924	6,241
Trade accounts payable			760,233	726,632
Accrued payroll and benefit costs			63,839	127,191
Other accrued taxes			17,370	18,300
Other current liabilities			69,397	69,148
Total Current Liabilities			1,102,951	1,013,854
Postretirement Benefits Liability			69,983	69,565
Pension Liability			130,704	140,981
Long-term Debt			10,444	11,595
Other Non-current Liabilities			24,566	21,137
Total Liabilities			1,338,648	1,257,132
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2015	December 31, 2014
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,622,354	13,159,559
Issued to shareholders	2,757,313	2,714,853
In treasury, at cost	(413,179)	(14,482)
Outstanding Common Stock	15,966,488	15,859,930	319,330	317,199
Advance Payments on Subscriptions to Common Stock			917	—
Retained Earnings			541,604	513,672
Accumulated Other Comprehensive Loss			(150,776)	(152,193)
Total Graybar Electric Company, Inc. Shareholders’ Equity			711,075	678,678
Noncontrolling Interests			3,133	3,303
Total Shareholders’ Equity			714,208	681,981
Total Liabilities and Shareholders’ Equity			$2,052,856	$1,939,113

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2015	2014
Cash Flows from Operations
Net Income	$37,639	$40,457
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	21,122	19,354
Deferred income taxes	(3,205)	(1,855)
Net gains on disposal of property	(4,355)	(229)
Net income attributable to noncontrolling interests	(91)	(92)
Changes in assets and liabilities:
Trade receivables	(23,004)	(44,990)
Merchandise inventory	(55,818)	(15,390)
Other current assets	17,928	(6,211)
Other non-current assets	2,806	3,089
Trade accounts payable	30,155	102,969
Accrued payroll and benefit costs	(64,013)	(35,690)
Other current liabilities	(3,771)	1,137
Other non-current liabilities	2,920	(6,918)
Total adjustments to net income	(79,326)	15,174
Net cash (used) provided by operations	(41,687)	55,631
Cash Flows from Investing Activities
Proceeds from disposal of property	9,115	304
Capital expenditures for property	(50,767)	(18,900)
Acquisition of business, net of cash acquired	(18,302)	—
Net cash used by investing activities	(59,954)	(18,596)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	117,846	(9,992)
Repayment of long-term debt	(1,820)	—
Principal payments under capital leases	(2,940)	(1,600)
Sale of common stock	11,022	10,071
Purchases of common stock	(7,974)	(10,306)
Purchases of noncontrolling interests’ common stock	(97)	(286)
Dividends paid	(9,616)	(9,548)
Net cash provided (used) by financing activities	106,421	(21,661)
Net Increase in Cash	4,780	15,374
Cash, Beginning of Year	33,758	34,665
Cash, End of Period	$38,538	$50,039

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$5,292	$2,034
Acquisition of software and maintenance under financing arrangement	—	7,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			40,365		92	40,457
Other comprehensive income				5,715	(16)	5,699
Stock issued	9,211					9,211
Stock purchased	(10,306)				(286)	(10,592)
Advance payments		860				860
Dividends declared			(9,548)			(9,548)
June 30, 2014	$316,672	$860	$520,557	$(134,648)	$3,427	$706,868

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			37,548		91	37,639
Other comprehensive income				1,417	(164)	1,253
Stock issued	10,105					10,105
Stock purchased	(7,974)				(97)	(8,071)
Advance payments		917				917
Dividends declared			(9,616)			(9,616)
June 30, 2015	$319,330	$917	$541,604	$(150,776)	$3,133	$714,208

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products, and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products that we sell.  Our business activity is primarily with customers in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2015 that require recognition or disclosure in these financial statements.

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

Vendor Allowances

Our agreements with many of our suppliers provide for us to earn volume incentives based on purchases during the agreement period.  Based on the provisions of our vendor agreements, we develop vendor accrual rates by estimating the point at which we will have completed our performance under the agreement and the deferred amounts will be earned. We perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels, and could be materially impacted if actual purchase volumes differ. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of our suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2015 have had or are expected to have a material impact on our consolidated financial statements except those noted below:

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2015-05, "Intangibles-Goodwill and Other-Internal-use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This Update provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expensed as services are received. The Update is effective for fiscal years beginning after December 15, 2015 and interim periods. We are currently evaluating the impact of adopting this Update on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation". The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this Update to have a material impact on the our results of operations, financial position, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB deferred the effective date of the Update for one year. The Update will now be effective for public business entities for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.

The new standard provides for two alternative implementation methods.  The first is to apply the new standard retrospectively to each prior reporting period presented.  This method allows the use of certain practical expedients. The second method is to apply the new standard retrospectively in the year of initial adoption and record a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption.  Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed contracts at the date of initial application, which for us will be January 1, 2018.  We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption.

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

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,108 and $1,065 in interest and penalties at June 30, 2015 and December 31, 2014, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

Our unrecognized tax benefits of $3,337 and $3,104 at June 30, 2015 and December 31, 2014, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2015, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $4,801 and $4,756 for the three months ended June 30, 2015 and 2014, respectively. Cash dividends declared were $9,616 and $9,548 for the six months ended June 30, 2015 and 2014, respectively.

5. DEBT

Revolving Credit Facility

At June 30, 2015 and December 31, 2014, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of June 30, 2015 and December 31, 2014.

We had total letters of credit of $5,690 and $5,725 outstanding, of which none were issued under the Credit Agreement at June 30, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $184,188 and $66,342 in short-term borrowings outstanding under the Credit Agreement at June 30, 2015 and December 31, 2014, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2015 and 2014 ranged from a minimum of $35,981 and $31,089 to a maximum of $184,188 and $111,912, respectively.

At June 30, 2015, we had unused lines of credit under the Credit Agreement amounting to $365,812 available, compared to $483,658 at December 31, 2014.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreement

At June 30, 2015 and December 31, 2014, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). The Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Shelf Agreement as of June 30, 2015 and December 31, 2014.

The Shelf Agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of June 30, 2015 and December 31, 2014.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  These employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified benefits for compensation in excess of the IRS compensation limits applicable to the plan.

Our plan funding policy is to make contributions, provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the defined benefit pension plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan.

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2015 and December 31, 2014.

The net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2015	2014	2015	2014
Service cost	$6,304	$5,506	$577	$602
Interest cost	6,251	6,610	713	843
Expected return on plan assets	(7,123)	(6,637)	—	—
Amortization of:
Net actuarial loss	5,090	4,285	271	359
Prior service cost (gain)	113	230	(545)	(540)
Net periodic benefit cost	$10,635	$9,994	$1,016	$1,264

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2015	2014	2015	2014
Service cost	$12,804	$11,103	$1,252	$1,227
Interest cost	12,601	13,409	1,463	1,668
Expected return on plan assets	(14,148)	(13,312)	—	—
Amortization of:
Net actuarial loss	10,014	8,819	522	634
Prior service cost (gain)	226	476	(1,090)	(1,090)
Settlement loss	—	789	—	—
Net periodic benefit cost	$21,497	$21,284	$2,147	$2,439
A settlement loss that resulted from lump sum pension distributions was recorded during the six months ended June 30, 2014.

We made qualified and nonqualified pension contributions totaling $10,002 during the three-month periods ended June 30, 2015 and 2014, respectively. Contributions made during the six-month periods ended June 30, 2015 and 2014 totaled $21,534 and $22,862, respectively. Additional contributions totaling $20,003 are expected to be paid during the remainder of 2015.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,361	$(432)	$4,929	$4,644	$(310)	$4,334
Tax (benefit) expense	(2,086)	168	(1,918)	(1,808)	121	(1,687)
Total reclassifications for the period, net of tax	$3,275	$(264)	$3,011	$2,836	$(189)	$2,647

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$10,536	$(864)	$9,672	$9,453	$(614)	$8,839
Tax (benefit) expense	(4,099)	336	(3,763)	(3,678)	239	(3,439)
Total reclassifications for the period, net of tax	$6,437	$(528)	$5,909	$5,775	$(375)	$5,400

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(5,852)	$(149,579)	$(155,431)	$4,179	$(144,263)	$(140,084)
Other comprehensive income before reclassifications	1,644	—	1,644	2,789	—	2,789
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,918) and $(1,687))	—	3,011	3,011	—	2,647	2,647
Net current-period other comprehensive income	1,644	3,011	4,655	2,789	2,647	5,436
Ending balance June 30,	$(4,208)	$(146,568)	$(150,776)	$6,968	$(141,616)	$(134,648)

The following table represents the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$284	$(152,477)	$(152,193)	$6,653	$(147,016)	$(140,363)
Other comprehensive (loss) income before reclassifications	(4,492)	—	(4,492)	315	—	315
Amounts reclassified from accumulated other comprehensive income (net of tax $(3,763) and $(3,439))	—	5,909	5,909	—	5,400	5,400
Net current-period other comprehensive (loss) income	(4,492)	5,909	1,417	315	5,400	5,715
Ending balance June 30,	$(4,208)	$(146,568)	$(150,776)	$6,968	$(141,616)	$(134,648)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,669 at December 31, 2014. During the three and six months ended June 30, 2015, we sold assets classified as held for sale with net book values of $44 and $4,669, respectively, and recorded net gains on the assets held for sale of $611 and $4,195, respectively, in other income, net. The remaining net book value of assets still held for sale at June 30, 2015 is $3,000 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three and six month periods ended June 30, 2015 and 2014.

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

10. ACQUISITION

In April 2015, we acquired 100% of the outstanding capital stock of Advantage Industrial Automation, Inc. (“AIA”), which provides control and automation solutions to industrial users, original equipment manufacturers (OEMs) and system integrators, for $18,302 in cash net of cash acquired. The purchase price allocation resulted in approximately $7,057 and $8,283 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, the AIA results are reflected in our Condensed Consolidated Financial Statements. Pro forma results of this acquisition were not material; therefore, they are not presented.

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; cyber-attacks; volatility in the prices of industrial commodities; disruptions in our sources of supply; a sustained interruption in the operation of our information systems; increased funding requirements and expenses related to our pension plan; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on our ability, to raise debt or equity capital or to borrow under our existing credit facilities or any replacements thereof.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2014.

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products, and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily with customers in the United States ("U.S.").  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

Following record net sales in the first quarter, we established a second quarter net sales record of $1,570,008. Year-to-date June 30, 2015 net sales were $2,963,786, which was also a record for the Company. Sales in our construction, CIG, and industrial and utility vertical markets grew during the quarter and year-to-date. Contributing to this growth in sales are our investments in new locations, sales force expansion, and additional e-commerce capabilities.

Our orders on hand continue to improve as we continue our focus on profitable growth. We plan to continue reaching both new and underserved customers by developing our sales organization, by opening new locations and through the use of acquisitions. We are also expanding our e-commerce capabilities through the introduction of a new mobile platform to enhance the customer experience. We believe these initiatives will augment our existing network of locations and capabilities, positioning us well for increased market share during the remainder of 2015. We are, however, seeing signs that the general economy may be slowing in the second half of the year.

Consolidated Results of Operations

The following tables set forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Dollars	Percent	Dollars	Percent
Net Sales	$1,570,008	100.0%	$1,517,375	100.0%
Cost of merchandise sold	(1,276,663)	(81.3)	(1,235,433)	(81.4)
Gross Margin	293,345	18.7	281,942	18.6
Selling, general and administrative expenses	(240,909)	(15.3)	(224,949)	(14.8)
Depreciation and amortization	(10,813)	(0.7)	(9,677)	(0.6)
Other income, net	1,217	—	1,429	—
Income from Operations	42,840	2.7	48,745	3.2
Interest expense, net	(697)	—	(368)	—
Income before Provision for Income Taxes	42,143	2.7	48,377	3.2
Provision for income taxes	(16,998)	(1.1)	(19,270)	(1.3)
Net Income	25,145	1.6	29,107	1.9
Less: Net income attributable to noncontrolling interests	(57)	—	(63)	—
Net Income attributable to Graybar Electric Company, Inc.	$25,088	1.6%	$29,044	1.9%

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Dollars	Percent	Dollars	Percent
Net Sales	$2,963,786	100.0%	$2,830,175	100.0%
Cost of merchandise sold	(2,411,415)	(81.4)	(2,298,776)	(81.2)
Gross Margin	552,371	18.6	531,399	18.8
Selling, general and administrative expenses	(472,976)	(16.0)	(444,874)	(15.7)
Depreciation and amortization	(21,122)	(0.7)	(19,354)	(0.7)
Other income, net	5,559	0.2	2,158	—
Income from Operations	63,832	2.1	69,329	2.4
Interest expense, net	(1,210)	—	(758)	—
Income before Provision for Income Taxes	62,622	2.1	68,571	2.4
Provision for income taxes	(24,983)	(0.8)	(28,114)	(1.0)
Net Income	37,639	1.3	40,457	1.4
Less: Net income attributable to noncontrolling interests	(91)	—	(92)	—
Net Income attributable to Graybar Electric Company, Inc.	$37,548	1.3%	$40,365	1.4%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net sales totaled $1,570,008 for the quarter ended June 30, 2015, compared to $1,517,375 for the quarter ended June 30, 2014, an increase of $52,633, or 3.5%.  Net sales in our construction, CIG, and industrial and utility vertical markets increased for the three months ended June 30, 2015 compared to the same three-month period of 2014 by 4.9%, 9.4%, and 0.2%, respectively.

Gross margin increased $11,403, or 4.0%, to $293,345 from $281,942 primarily due to our focus on gross margin rate improvement initiatives as well as increased net sales in the second quarter of 2015, compared to the same period of 2014. Our gross margin as a percent of net sales totaled 18.7% for the three months ended June 30, 2015, up from 18.6% for the three months ended June 30, 2014.

Selling, general and administrative expenses increased $15,960, or 7.1%, to $240,909 in the second quarter of 2015 from $224,949 in the second quarter of 2014, due primarily to higher compensation related expenses associated with our salesforce expansion initiative and normal compensation increases for our existing workforce for the three months ended June 30, 2015.  Selling, general and administrative expenses as a percentage of net sales totaled 15.3% for the three months ended June 30, 2015, up from 14.8% for the three months ended June 30, 2014.

Depreciation and amortization expenses for the three months ended June 30, 2015 increased $1,136, or 11.7%, to $10,813 from $9,677 in the second quarter of 2014 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended June 30, 2015, up from 0.6% for the same period of 2014.

Income before provision for income taxes totaled $42,143 for the three months ended June 30, 2015, a decrease of $6,234, or 12.9%, from $48,377 for the three months ended June 30, 2014. The decrease was generated primarily by increases in selling, general, and administrative expenses and depreciation and amortization expenses, partially offset by an increase in gross margin.

Our total provision for income taxes decreased $2,272, or 11.8%, to $16,998 for the three months ended June 30, 2015, compared to $19,270 for the same period of 2014.  Our effective tax rate was 40.3% for the three months ended June 30, 2015, compared to 39.8% for the same period of 2014. The increase in the effective tax rate was attributable to changes in anticipated pretax income. The effective tax rate for the three months ended June 30, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2015 decreased $3,956, or 13.6%, to $25,088 from $29,044 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net sales totaled $2,963,786 for the six-month period ended June 30, 2015, compared to $2,830,175 for the six-month period ended June 30, 2014, an increase of $133,611, or 4.7%.  Net sales in our construction, CIG, and industrial and utility vertical markets increased for the six months ended June 30, 2015 compared to the same six-month period of 2014 by 4.9%, 8.9%, and 4.6%, respectively.

Gross margin increased $20,972, or 3.9%, to $552,371 from $531,399 primarily due to increased net sales in the first six months of 2015, compared to the same period of 2014.  Our gross margin as a percent of net sales decreased to 18.6% for the six months ended June 30, 2015 from 18.8% for the same period of 2014, primarily due to changes in our business mix.

Selling, general and administrative expenses increased $28,102, or 6.3%, to $472,976, for the six-month period ended June 30, 2015, compared to $444,874 for the six-month period ended June 30, 2014, due primarily to higher compensation related expenses associated with our salesforce expansion initiative and normal compensation increases for our existing workforce for the six months ended June 30, 2015.  Selling, general and administrative expenses as a percentage of net sales totaled 16.0% for the six months ended June 30, 2015, up from 15.7% for the same period of 2014.

Depreciation and amortization expenses for the six months ended June 30, 2015 increased $1,768, or 9.1%, to $21,122 from $19,354 for the same six-month period in 2014 due to an increase in property, at cost. Depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the six months ended June 30, 2015 and 2014.

Other income, net totaled $5,559 for the six-month period ended June 30, 2015, compared to $2,158 for the six months ended June 30, 2014.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net for the six months ended June 30, 2015 compared to the same six-month period in 2014 was primarily due to increases in net gains on the disposal of real and personal property of $4,127.

Income before provision for income taxes totaled $62,622 for the six months ended June 30, 2015, a decrease of $5,949, or 8.7%, from $68,571 for the six months ended June 30, 2014. The decrease was generated primarily by increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by increases in gross margin and other income, net.

Our total provision for income taxes decreased $3,131, or 11.1%, to $24,983 for the six months ended June 30, 2015, compared to $28,114 for the same period in 2014.  Our year-to-date effective tax rate was 39.9% for the six months ended June 30, 2015, compared to 41.0% for the same period in 2014.  The decrease in the effective tax rate was attributable to U.S. Internal Revenue Service ("IRS") audit-related contingencies that were recorded during the six months ended June 30, 2014 that did not repeat during the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes, while the effective tax rate for six months ended June 30, 2014 was higher due to the IRS audit and state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2015 decreased $2,817, or 7.0%, to $37,548 from $40,365 for the six months ended June 30, 2014.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capacity to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, make benefit payments, fund acquisitions, make dividend payments, finance information technology needs, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and enable our company to invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management, short-term bank lines of credit and long-term debt.

Cash and cash equivalents were $38,538 at June 30, 2015, compared to $33,758 at December 31, 2014, an increase of $4,780, or 14.2%. Our short term borrowings increased significantly during the period to $184,188 at June 30, 2015 from $66,342, in part, because we have strategically invested in expanding our service offering by adding new locations, expanding our sales force, and through an acquisition. In addition, current assets exceeded current liabilities by $431,416 at June 30, 2015, a decrease of $15,134, or 3.4%, from $446,550 at December 31, 2014.

Operating Activities

Cash flows from operations for the six months ended June 30, 2015 declined by $97,318 when compared to the six months ended June 30, 2014 primarily due to increasing inventory levels during the six months ended June 30, 2015 to support our expected growth of sales during 2015, as well as an increase in trade receivables and a decrease in accrued payroll benefits, partially offset by an increase in trade accounts payable.

Merchandise inventory turnover decreased modestly for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as a result of increased merchandise inventory levels partially offset by higher sales volume at June 30, 2015 compared to June 30, 2014. The average number of days of sales in trade receivables for the six-month period ended June 30, 2015 increased moderately compared to the same six-month period ended June 30, 2014 primarily as a result of the increase in sales.

Investing Activities

Net cash used by investing activities increased $41,358 for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392, while disposing of a regional distribution center in northern California that had been classified as an asset held for sale and provided proceeds of $8,214. During the second quarter of 2015, we acquired Advantage Industrial Automation, Inc. for $18,302, net of cash acquired. For further discussion of the acquisition, refer to Note 10, "Acquisition", of the notes to the condensed consolidated financial statements.

Financing Activities

Cash flows from financing activities increased by $128,082 for six months ended June 30, 2015, compared to the six months ended June 30, 2014 primarily due to the increase in our short term borrowings to fund our operating and investing activities.

Liquidity

We had a $550,000 revolving credit facility with $365,812 in available capacity at June 30, 2015, compared to $483,658 at December 31, 2014. At June 30, 2015 and December 31, 2014, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the shelf agreement as of June 30, 2015 and December 31, 2014. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,690 and $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility at June 30, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At June 30, 2015, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2015	70,391	$20.00	N/A
May 1 to May 31, 2015	63,644	$20.00	N/A
June 1 to June 30, 2015	81,745	$20.00	N/A
Total	215,780	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

August 4, 2015	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2015	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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