Form 10-Q
period 2015-09-30
GRAYBAR ELECTRIC CO INC
filed 2015-11-04
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 31, 2015: 15,897,937
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2015	2014	2015	2014
Gross Sales	$1,590,576	$1,576,376	$4,566,880	$4,418,354
Cash discounts	(6,690)	(6,619)	(19,208)	(18,422)
Net Sales	1,583,886	1,569,757	4,547,672	4,399,932
Cost of merchandise sold	(1,280,928)	(1,275,222)	(3,692,343)	(3,573,998)
Gross Margin	302,958	294,535	855,329	825,934
Selling, general and administrative expenses	(244,672)	(233,773)	(717,648)	(678,647)
Depreciation and amortization	(10,960)	(9,786)	(32,082)	(29,140)
Other income, net	1,187	739	6,746	2,897
Income from Operations	48,513	51,715	112,345	121,044
Interest expense, net	(685)	(364)	(1,895)	(1,122)
Income before Provision for Income Taxes	47,828	51,351	110,450	119,922
Provision for income taxes	(19,431)	(20,815)	(44,414)	(48,929)
Net Income	28,397	30,536	66,036	70,993
Less: Net income attributable to noncontrolling interests	(86)	(72)	(177)	(164)
Net Income attributable to Graybar Electric Company, Inc.	$28,311	$30,464	$65,859	$70,829
Net Income per share of Common Stock	$1.77	$1.93	$4.12	$4.47
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding	15,942	15,799	15,980	15,861

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2015	2014	2015	2014
Net Income	$28,397	$30,536	$66,036	$70,993
Other Comprehensive Income
Foreign currency translation	(6,082)	(3,665)	(10,738)	(3,366)
Pension and postretirement benefits liability adjustment (net of tax of $(1,881), $(1,719), $(5,644) and $(5,158), respectively)	2,955	2,701	8,864	8,101
Total Other Comprehensive (Loss) Income	(3,127)	(964)	(1,874)	4,735
Comprehensive Income	$25,270	$29,572	$64,162	$75,728
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(188)	(64)	(261)	12
Comprehensive Income attributable to Graybar Electric Company, Inc.	$25,458	$29,636	$64,423	$75,716

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2015	December 31, 2014
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$42,315	$33,758
Trade receivables (less allowances of $6,453 and $7,073, respectively)			931,563	920,796
Merchandise inventory			520,624	461,139
Other current assets			28,811	44,711
Total Current Assets			1,523,313	1,460,404
Property, at cost
Land			77,530	67,879
Buildings			438,526	429,406
Furniture and fixtures			272,270	253,918
Software			84,878	84,488
Capital leases			31,866	25,135
Total Property, at cost			905,070	860,826
Less – accumulated depreciation and amortization			(468,629)	(452,163)
Net Property			436,441	408,663
Other Non-current Assets			75,907	70,046
Total Assets			$2,035,661	$1,939,113
LIABILITIES
Current Liabilities
Short-term borrowings			$140,662	$66,342
Current portion of long-term debt			7,382	6,241
Trade accounts payable			733,725	726,632
Accrued payroll and benefit costs			96,904	127,191
Other accrued taxes			15,902	18,300
Other current liabilities			78,290	69,148
Total Current Liabilities			1,072,865	1,013,854
Postretirement Benefits Liability			70,117	69,565
Pension Liability			126,330	140,981
Long-term Debt			10,480	11,595
Other Non-current Liabilities			20,881	21,137
Total Liabilities			1,300,673	1,257,132
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2015	December 31, 2014
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,760,828	13,159,559
Issued to shareholders	2,771,108	2,714,853
In treasury, at cost	(547,260)	(14,482)
Outstanding Common Stock	15,984,676	15,859,930	319,694	317,199
Advance Payments on Subscriptions to Common Stock			470	—
Retained Earnings			565,113	513,672
Accumulated Other Comprehensive Loss			(153,629)	(152,193)
Total Graybar Electric Company, Inc. Shareholders’ Equity			731,648	678,678
Noncontrolling Interests			3,340	3,303
Total Shareholders’ Equity			734,988	681,981
Total Liabilities and Shareholders’ Equity			$2,035,661	$1,939,113

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2015	2014
Cash Flows from Operations
Net Income	$66,036	$70,993
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,082	29,140
Deferred income taxes	(389)	(146)
Net gains on disposal of property	(4,946)	(276)
Net income attributable to noncontrolling interests	(177)	(164)
Changes in assets and liabilities:
Trade receivables	(6,696)	(80,908)
Merchandise inventory	(56,416)	(38,564)
Other current assets	16,126	(3,692)
Other non-current assets	3,777	1,965
Trade accounts payable	3,647	90,846
Accrued payroll and benefit costs	(30,948)	(2,216)
Other current liabilities	(829)	4,846
Other non-current liabilities	(169)	(6,725)
Total adjustments to net income	(44,938)	(5,894)
Net cash provided by operations	21,098	65,099
Cash Flows from Investing Activities
Proceeds from disposal of property	11,170	390
Capital expenditures for property	(62,078)	(31,775)
Acquisition of business, net of cash acquired	(18,093)	—
Net cash used by investing activities	(69,001)	(31,385)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	74,320	(8,760)
Repayment of long-term debt	(2,736)	(897)
Principal payments under capital leases	(3,969)	(2,503)
Sale of common stock	13,621	12,503
Purchases of common stock	(10,656)	(13,212)
Sales of noncontrolling interests’ common stock	401	—
Purchases of noncontrolling interests’ common stock	(103)	(288)
Dividends paid	(14,418)	(14,302)
Net cash provided (used) by financing activities	56,460	(27,459)
Net Increase in Cash	8,557	6,255
Cash, Beginning of Year	33,758	34,665
Cash, End of Period	$42,315	$40,920

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$6,731	$3,123
Acquisition of software and maintenance under financing arrangement	—	7,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2013	$317,767	$—	$489,740	$(140,363)	$3,637	$670,781
Net income			70,829		164	70,993
Other comprehensive income				4,887	(152)	4,735
Stock issued	12,067					12,067
Stock purchased	(13,212)				(288)	(13,500)
Advance payments		436				436
Dividends declared			(14,302)			(14,302)
September 30, 2014	$316,622	$436	$546,267	$(135,476)	$3,361	$731,210

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			65,859		177	66,036
Other comprehensive loss				(1,436)	(438)	(1,874)
Stock issued	13,151				401	13,552
Stock purchased	(10,656)				(103)	(10,759)
Advance payments		470				470
Dividends declared			(14,418)			(14,418)
September 30, 2015	$319,694	$470	$565,113	$(153,629)	$3,340	$734,988

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in thousands, except share and per share data)
(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products that we sell.  Our business activity is primarily with customers in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  Except as discussed in Note 8. Assets Held for Sale, no material subsequent events have occurred since September 30, 2015 that require recognition or disclosure in these financial statements.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,186 and $1,065 in interest and penalties at September 30, 2015 and December 31, 2014, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2012 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2012 federal return will expire on September 15, 2016, unless extended by consent. Our state income tax returns for 2010 through 2014 remain subject to examination by various state authorities with the latest period closing on December 31, 2019.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2010.

Our unrecognized tax benefits of $3,528 and $3,104 at September 30, 2015 and December 31, 2014, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2015, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares have been issued at $20.00 per share.

Cash dividends declared were $4,802 and $4,754 for the three months ended September 30, 2015 and 2014, respectively. Cash dividends declared were $14,418 and $14,302 for the nine months ended September 30, 2015 and 2014, respectively.

5. DEBT

Revolving Credit Facility

At September 30, 2015 and December 31, 2014, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of September 30, 2015 and December 31, 2014.

We had total letters of credit of $5,690 and $5,725 outstanding, of which none were issued under the Credit Agreement at September 30, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $140,662 and $66,342 in short-term borrowings outstanding under the Credit Agreement at September 30, 2015 and December 31, 2014, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2015 and 2014 ranged from a minimum of $35,981 and $31,089 to a maximum of $184,188 and $111,912, respectively.

At September 30, 2015, we had unused lines of credit under the Credit Agreement amounting to $409,338 available, compared to $483,658 at December 31, 2014.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreement

At September 30, 2015 and December 31, 2014, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). The Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Shelf Agreement as of September 30, 2015 and December 31, 2014.

The Shelf Agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of September 30, 2015 and December 31, 2014.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension under the defined benefit pension plan. Medical benefits are self-insured, and claims are paid through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2015 and December 31, 2014.

The net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2015	2014	2015	2014
Service cost	$6,402	$5,551	$626	$614
Interest cost	6,301	6,704	731	834
Expected return on plan assets	(7,075)	(6,656)	—	—
Amortization of:
Net actuarial loss	5,007	4,410	261	317
Prior service cost (gain)	113	238	(545)	(545)
Net periodic benefit cost	$10,748	$10,247	$1,073	$1,220

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2015	2014	2015	2014
Service cost	$19,206	$16,654	$1,878	$1,841
Interest cost	18,902	20,113	2,194	2,502
Expected return on plan assets	(21,223)	(19,968)	—	—
Amortization of:
Net actuarial loss	15,021	13,229	783	951
Prior service cost (gain)	339	714	(1,635)	(1,635)
Settlement loss	—	789	—	—
Net periodic benefit cost	$32,245	$31,531	$3,220	$3,659
A settlement loss that resulted from lump sum pension distributions was recorded during the nine months ended September 30, 2014.

We made qualified and nonqualified pension contributions totaling $10,002 during the three-month periods ended September 30, 2015 and 2014, respectively. Contributions made during the nine-month periods ended September 30, 2015 and 2014 totaled $31,536 and $32,864, respectively. Additional contributions totaling $10,002 are expected to be paid during the remainder of 2015.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,268	$(432)	$4,836	$4,727	$(307)	$4,420
Tax (benefit) expense	(2,049)	168	(1,881)	(1,839)	120	(1,719)
Total reclassifications for the period, net of tax	$3,219	$(264)	$2,955	$2,888	$(187)	$2,701

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$15,804	$(1,296)	$14,508	$14,180	$(921)	$13,259
Tax (benefit) expense	(6,148)	504	(5,644)	(5,517)	359	(5,158)
Total reclassifications for the period, net of tax	$9,656	$(792)	$8,864	$8,663	$(562)	$8,101

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(4,208)	$(146,568)	$(150,776)	$6,968	$(141,616)	$(134,648)
Other comprehensive (loss) income before reclassifications	(5,808)	—	(5,808)	(3,529)	—	(3,529)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,881) and $(1,719))	—	2,955	2,955	—	2,701	2,701
Net current-period other comprehensive (loss) income	(5,808)	2,955	(2,853)	(3,529)	2,701	(828)
Ending balance September 30,	$(10,016)	$(143,613)	$(153,629)	$3,439	$(138,915)	$(135,476)

The following table represents the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$284	$(152,477)	$(152,193)	$6,653	$(147,016)	$(140,363)
Other comprehensive (loss) income before reclassifications	(10,300)	—	(10,300)	(3,214)	—	(3,214)
Amounts reclassified from accumulated other comprehensive income (net of tax $(5,644) and $(5,158))	—	8,864	8,864	—	8,101	8,101
Net current-period other comprehensive (loss) income	(10,300)	8,864	(1,436)	(3,214)	8,101	4,887
Ending balance September 30,	$(10,016)	$(143,613)	$(153,629)	$3,439	$(138,915)	$(135,476)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $7,669 at December 31, 2014. During the three months ended September 30, 2015, we sold no assets classified as held for sale and recorded no net gains on the assets held for sale. During the nine months ended September 30, 2015, we sold assets classified as held for sale with net book values of $4,669, and recorded net gains on the assets held for sale of $4,195 in other income, net. The remaining net book value of assets still held for sale at September 30, 2015 is $3,058 and is recorded in net property in the condensed consolidated balance sheets.

Subsequent to September 30, 2015, but prior to issuance of this report, we sold one of the locations included as an asset held for sale. The location had net book value of $3,000 and yielded a net gain of $496.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three and nine month periods ended September 30, 2015 and 2014.

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

10. ACQUISITION

In April 2015, we acquired 100% of the outstanding capital stock of Advantage Industrial Automation, Inc. (“AIA”), which provides control and automation solutions to industrial users, OEMs and system integrators, for $18,093 in cash, net of cash acquired. The purchase price allocation resulted in approximately $7,057 and $8,283 of tax deductible goodwill and other intangible assets, respectively.

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

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEMs"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily with customers in the United States ("U.S.").  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  No holder of our common stock or voting trust interests representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

Business Overview

We achieved our twelfth consecutive year-over-year quarterly net sales record. Our third quarter 2015 net sales of $1,583,886 exceeded third quarter 2014 net sales by 0.9%, or $14,129. The third quarter 2015 was also an all-time quarterly net sales record, surpassing the fourth quarter 2014 net sales by 0.3%, or $4,957. Year-to-date September 30, 2015 net sales were $4,547,672, a 3.4% increase, or $147,740, over prior year net sales of $4,399,932. Our orders on hand also continued to increase during the third quarter.

The gross margin rate for the third quarter of 2015 was 19.1%, which brought our year-to-date 2015 gross margin rate of 18.8% in line with 2014. Our enhanced gross margin rate for the quarter is the result of our organic gross margin improvement and diversification initiatives and our second quarter 2015 acquisition. Gross margin increased $29,395, or 3.6%, to $855,329 for the nine months ended September 30, 2015, when compared to gross margin of $825,934 for the same nine-month period last year.

As we expanded our workforce, infrastructure, and online presence to support our growing sales, we experienced an increase of $39,001, or 5.7%, to $717,648 in our selling, general, and administrative expenses for the nine months ended September 30, 2015.

While we are aware of a generalized slowdown across our industry and expect that our sales will grow slowly through the end of 2015 and into 2016, we believe that our investments in developing our sales force, expanding our number of locations, and enhancing our e-commerce offering have positioned us well for long-term growth.

Consolidated Results of Operations

The following tables set forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Dollars	Percent	Dollars	Percent
Net Sales	$1,583,886	100.0%	$1,569,757	100.0%
Cost of merchandise sold	(1,280,928)	(80.9)	(1,275,222)	(81.2)
Gross Margin	302,958	19.1	294,535	18.8
Selling, general and administrative expenses	(244,672)	(15.4)	(233,773)	(14.9)
Depreciation and amortization	(10,960)	(0.7)	(9,786)	(0.6)
Other income, net	1,187	—	739	—
Income from Operations	48,513	3.0	51,715	3.3
Interest expense, net	(685)	—	(364)	—
Income before Provision for Income Taxes	47,828	3.0	51,351	3.3
Provision for income taxes	(19,431)	(1.2)	(20,815)	(1.4)
Net Income	28,397	1.8	30,536	1.9
Less: Net income attributable to noncontrolling interests	(86)	—	(72)	—
Net Income attributable to Graybar Electric Company, Inc.	$28,311	1.8%	$30,464	1.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Dollars	Percent	Dollars	Percent
Net Sales	$4,547,672	100.0%	$4,399,932	100.0%
Cost of merchandise sold	(3,692,343)	(81.2)	(3,573,998)	(81.2)
Gross Margin	855,329	18.8	825,934	18.8
Selling, general and administrative expenses	(717,648)	(15.8)	(678,647)	(15.4)
Depreciation and amortization	(32,082)	(0.7)	(29,140)	(0.7)
Other income, net	6,746	0.1	2,897	—
Income from Operations	112,345	2.4	121,044	2.7
Interest expense, net	(1,895)	—	(1,122)	—
Income before Provision for Income Taxes	110,450	2.4	119,922	2.7
Provision for income taxes	(44,414)	(1.0)	(48,929)	(1.1)
Net Income	66,036	1.4	70,993	1.6
Less: Net income attributable to noncontrolling interests	(177)	—	(164)	—
Net Income attributable to Graybar Electric Company, Inc.	$65,859	1.4%	$70,829	1.6%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales totaled $1,583,886 for the quarter ended September 30, 2015, compared to $1,569,757 for the quarter ended September 30, 2014, an increase of $14,129, or 0.9%.  Net sales in our construction and CIG vertical markets increased for the three months ended September 30, 2015 compared to the same three-month period of 2014 by 3.1% and 1.0%, respectively, while net sales in our industrial and utility vertical market declined by 4.6%.

Gross margin increased $8,423, or 2.9%, to $302,958 from $294,535 primarily due to our focus on gross margin rate improvement initiatives as well as increased net sales in the third quarter of 2015, compared to the same period of 2014. Our gross margin as a percent of net sales totaled 19.1% for the three months ended September 30, 2015, up from 18.8% for the three months ended September 30, 2014.

Selling, general and administrative expenses increased $10,899, or 4.7%, to $244,672 in the third quarter of 2015 from $233,773 in the third quarter of 2014, due primarily to higher compensation-related expenses associated with our sales force expansion initiative and normal compensation increases for our existing workforce for the three months ended September 30, 2015.  Selling, general and administrative expenses as a percentage of net sales totaled 15.4% for the three months ended September 30, 2015, up from 14.9% for the three months ended September 30, 2014.

Depreciation and amortization expenses for the three months ended September 30, 2015 increased $1,174, or 12.0%, to $10,960 from $9,786 in the third quarter of 2014, due to an increase in property, at cost. Total property, at cost, at September 30, 2015 was $905,070, an increase of $66,846, or 8.0%, when compared to total property, at cost, at September 30, 2014 of $838,224. As a result, depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended September 30, 2015, up from 0.6% for the same period of 2014.

Other income, net totaled $1,187 for the three-month period ended September 30, 2015, compared to $739 for the three months ended September 30, 2014.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net for the three months ended September 30, 2015 compared to the same three-month period in 2014 was primarily due to increases in net gains on the disposal of personal property of $543.

Income before provision for income taxes totaled $47,828 for the three months ended September 30, 2015, a decrease of $3,523, or 6.9%, from $51,351 for the three months ended September 30, 2014. The decrease was primarily due to increases in selling, general, and administrative expenses and depreciation and amortization expenses, partially offset by an increase in gross margin.

Our total provision for income taxes decreased $1,384, or 6.6%, to $19,431 for the three months ended September 30, 2015, compared to $20,815 for the same period of 2014.  Our effective tax rate was 40.6% for the three months ended September 30, 2015, compared to 40.5% for the same period of 2014. The increase in the effective tax rate was attributable to changes in anticipated pretax income. The effective tax rate for the three months ended September 30, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2015 decreased $2,153, or 7.1%, to $28,311 from $30,464 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net sales totaled $4,547,672 for the nine-month period ended September 30, 2015, compared to $4,399,932 for the nine-month period ended September 30, 2014, an increase of $147,740, or 3.4%.  Net sales in our construction and CIG vertical markets increased for the nine months ended September 30, 2015 compared to the same nine-month period of 2014 by 3.9% and 5.8%, respectively, while net sales in our industrial and utility vertical market declined by 0.6%.

Gross margin increased $29,395, or 3.6%, to $855,329 from $825,934 primarily due to increased net sales in the first nine months of 2015, compared to the same period of 2014.  Our gross margin as a percent of net sales remained at 18.8% for the nine months ended September 30, 2015 and 2014.

Selling, general and administrative expenses increased $39,001, or 5.7%, to $717,648, for the nine-month period ended September 30, 2015, compared to $678,647 for the nine-month period ended September 30, 2014, due primarily to higher compensation-related expenses associated with our salesforce expansion initiative and normal compensation increases for our existing workforce for the nine months ended September 30, 2015.  Selling, general and administrative expenses as a percentage of net sales totaled 15.8% for the nine months ended September 30, 2015, up from 15.4% for the same period of 2014.

Depreciation and amortization expenses for the nine months ended September 30, 2015 increased $2,942, or 10.1%, to $32,082 from $29,140 for the same nine-month period in 2014, due to an increase in property, at cost. Total property, at cost, at September 30, 2015 was $905,070, an increase of $66,846, or 8.0%, when compared to total property, at cost, at September 30, 2014 of $838,224. As a result, depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2015 and 2014.

Other income, net totaled $6,746 for the nine-month period ended September 30, 2015, compared to $2,897 for the nine months ended September 30, 2014.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net for the nine months ended September 30, 2015 compared to the same nine-month period in 2014 was primarily due to increases in net gains on the disposal of real and personal property of $4,670, partially offset by a decrease in miscellaneous income items of $735.

Income before provision for income taxes totaled $110,450 for the nine months ended September 30, 2015, a decrease of $9,472, or 7.9%, from $119,922 for the nine months ended September 30, 2014. The decrease was primarily due to increases in selling, general and administrative expenses and depreciation and amortization expenses, partially offset by increases in gross margin and other income, net.

Our total provision for income taxes decreased $4,515, or 9.2%, to $44,414 for the nine months ended September 30, 2015, compared to $48,929 for the same period in 2014.  Our year-to-date effective tax rate was 40.2% for the nine months ended September 30, 2015, compared to 40.8% for the same period in 2014.  The decrease in the effective tax rate was attributable to U.S. Internal Revenue Service ("IRS") audit-related adjustments that were recorded during the nine months ended September 30, 2014 that did not repeat during the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes, while the effective tax rate for nine months ended September 30, 2014 was higher due to the IRS audit and state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2015 decreased $4,970, or 7.0%, to $65,859 from $70,829 for the nine months ended September 30, 2014.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capacity to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, make benefit payments, fund acquisitions, make dividend payments, finance information technology needs, and finance other miscellaneous cash outlays. We believe that maintaining a strong financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and enable our company to invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management, short-term bank lines of credit and long-term debt.

Cash and cash equivalents were $42,315 at September 30, 2015, compared to $33,758 at December 31, 2014, an increase of $8,557, or 25.3%. Our short term borrowings increased significantly during the nine-month period to $140,662 at September 30, 2015 from $66,342 at December 31, 2014, in part, because we have strategically invested in expanding our service offering by adding new locations, expanding our sales force, and through an acquisition. Short-term borrowings at September 30, 2015 were down $43,526, or 23.6%, when compared to June 30, 2015. In addition, current assets exceeded current liabilities by $450,448 at September 30, 2015, an increase of $3,898, or 0.9%, from $446,550 at December 31, 2014.

Operating Activities

Cash provided by operations for the nine months ended September 30, 2015 was $21,098, compared to $65,099 for the nine months ended September 30, 2014, a decline of $44,001, or 67.6%. Cash flows provided by operations for September 30, 2015 was a result of increased inventory levels during the nine months ended September 30, 2015 to support our expected growth of sales during 2015, as well as an increase in trade receivables and a decrease in accrued payroll benefits, partially offset by an increase in trade accounts payable.

Merchandise inventory turnover decreased modestly for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as a result of increased merchandise inventory levels partially offset by higher sales volume at September 30, 2015 compared to September 30, 2014. The average number of days of sales in trade receivables for the nine-month period ended September 30, 2015 remains unchanged compared to the same nine-month period ended September 30, 2014.

Investing Activities

Net cash used by investing activities totaled $69,001 for the nine months ended September 30, 2015, compared to $31,385 for the same nine-month period in 2014, an increase of $37,616, or 119.9%. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392, while disposing of a regional distribution center in northern California that had been classified as an asset held for sale and provided proceeds of $8,214. During the second quarter of 2015, we acquired Advantage Industrial Automation, Inc. for $18,093, net of cash acquired. For further discussion of the acquisition, refer to Note 10, "Acquisition", of the notes to the condensed consolidated financial statements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 totaled $56,460, compared to net cash used by financing activities of $27,459 for the nine months ended September 30, 2014, an increase of $83,919, or 305.6%. The increase was primarily due to the increase in our short term borrowings for the nine months ended September 30, 2015 to fund our operating and investing activities.

Liquidity

We had a $550,000 revolving credit facility with $409,338 in available capacity at September 30, 2015, compared to $483,658 at December 31, 2014. At September 30, 2015 and December 31, 2014, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the shelf agreement as of September 30, 2015 and December 31, 2014. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,690 and $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility at September 30, 2015 and December 31, 2014. The letters of credit are used primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2015, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder is entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any cause other than death or retirement on a pension (except a deferred pension), and on the first anniversary of any holder's death.  In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2015	35,807	$20.00	N/A
August 1 to August 31, 2015	55,218	$20.00	N/A
September 1 to September 30, 2015	43,056	$20.00	N/A
Total	134,081	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

November 4, 2015	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2015	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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