Form 10-K
period 2015-12-31
GRAYBAR ELECTRIC CO INC
filed 2016-03-10
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2015, was $316,301,020.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 83% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2016 was 16,520,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2014 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its Subsidiaries (collectively referred to as “Graybar” or the “Company”) and sometimes referred to as "we", "our", or "us", the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2015, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries, volatility in the prices of industrial commodities, cyber-attacks, a sustained interruption in the operation of our information systems, increased funding requirements and expenses related to our pension plan, the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof, disruptions in our sources of supply, compliance with increasing governmental regulations, adverse legal proceedings or other claims, and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K for the year ended December 31, 2015.

All dollar amounts are stated in thousands ($000s) except for per share data.

Item 1.  Business

The Company

Graybar is a leading North American distributor of electrical and communications and data networking products and is a provider of related supply chain management and logistics services. We primarily serve customers in the construction, and commercial, institutional and government ("CIG"), as well as the industrial and utility vertical markets ("vertical" or "verticals"), with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM").

Through a network of over 260 locations across the United States and Canada, our 8,300 employees serve more than 140,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute approximately one million products purchased from more than 4,600 manufacturers and suppliers. We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products that we sell.

We generally finance our inventory through the collection of trade receivables and trade accounts payable terms with our suppliers.  We use short-term borrowing facilities to finance inventory purchases and other operating expenses when necessary, and we have not historically used long-term borrowings for this purpose.

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

Competition

  Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial and utility verticals in the U.S. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 30% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

Our industry is influenced by economic and regulatory factors that impact rates of new construction, as well as customers' or end users' decisions to invest in renovation and expansion of facilities and infrastructure. The industry is also affected by changes in technology, both in the products that are typically sold through distribution and in the ways customers choose to transact business with distributors. Driven by customers' omnichannel buying preferences and their desire to increase efficiency and productivity, e-commerce is becoming increasingly important to both manufacturers and distributors in our industry.

Our pricing reflects the value associated with the products and services that we provide. We consider our prices to be generally competitive. We believe that, while price is an important customer consideration, the services we provide distinguish us from many of our competitors, whether they are distributors or manufacturers selling direct.  We view our ability to quickly supply our customers with a broad range of products through conveniently located distribution facilities as a competitive advantage that customers value.  However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor that does not provide this level of service may be in a position to offer a lower price.

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half our sales in 2015. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

Our next largest vertical is CIG. This vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, education and health care.

We also serve the industrial and utility vertical with products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure.

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2015	2014	2013
Construction	56.2%	54.7%	54.5%
Commercial, Institutional & Government	22.4%	22.1%	23.4%
Industrial & Utility	21.4%	21.7%	21.1%

Products and Suppliers

We distribute approximately one million products purchased from more than 4,600 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 55% of customer orders from our inventory in both 2015 and 2014.

Approximately 50% of the products we sold during 2015 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Distribution Equipment	• Fittings
• Building and Industrial Wire and Cable	• Data Cables and Cords
• LED and Incandescent Lighting	• Wiring Devices
• Telecommunications Product	• Fasteners
• Fluorescent Lighting	• Automation and Controls
• Communication Wire and Cable	• LED, Incandescent and Fluorescent Lamps
• Conduit and Tray	• Enclosures
• Data Connectivity	• MRO Supplies
• Electronic Equipment

These products may be sold into any of the verticals we target, depending on a customer's or end user's needs. Our salesforce is empowered to sell any of these products or related services to any customer, in some cases with the support of specialists who are trained in specific industries and/or new technologies.

Maintaining strong relationships with our suppliers is important to our business, and we enjoy longstanding relationships with several of our suppliers (or their predecessors). However, most of our supplier agreements are customarily nonexclusive national or regional distributorships, terminable upon 30 to 90 days' notice by either party.

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry inventory.  In addition, we have seven national distribution centers and ten regional distribution centers containing inventories of both standard and specialized products.  Both the national distribution centers and regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

The sales and distribution facilities operated by us at December 31, 2015 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*	National Distribution Centers
Atlanta	22	Austell, GA
Boston	13	Fresno, CA
California	22	Joliet, IL
Chicago	21	Richmond, VA
Dallas	19	Springfield, MO
Minneapolis	20	Stafford, TX
New York	13	Youngstown, OH
Phoenix	11
Pittsburgh	20
Richmond	18
Seattle	12
St. Louis	18
Tampa	19
*Includes Regional Distribution Centers
U.S. Subsidiaries
Advantage Industrial Automation, Inc.	2
Commonwealth Controls Corporation	1
International Locations
	Number of Distribution Facilities
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

At December 31, 2015, we employed approximately 3,600 people in sales capacities.  Approximately 2,000 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remainder provided support services to our customers and our salesforce and consisted of sales and marketing managers, customer service representatives, quotation, and counter personnel.

We had orders on hand totaling $869,810 and $856,192 on December 31, 2015 and 2014, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2015 will be filled within the twelve-month period ending December 31, 2016.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 5% of consolidated sales in 2015 and 6% in 2014 and 2013.  Long-lived assets located outside the U.S. represented approximately 1% of our consolidated total assets at the end of 2015 and approximately 2% at the end of 2014, and 2013.  We do not have significant foreign currency exposure and, we do not believe there are any other significant risks attendant to our foreign operations.

Employees

At December 31, 2015, we employed approximately 8,300 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 140,000 customers, and our largest customer accounts for only 3% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

Our results of operations are impacted by changes in industrial commodity prices.  Many of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include copper wire and cable and steel and PVC conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to us declines, pricing to our customers may decrease.  This impacts our results of operations by lowering both overall sales and gross margin.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect our systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. A breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk that the confidentiality of data held or accessed by third parties may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our revolving credit facility and our private placement shelf agreement impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit facility and our private placement shelf agreement, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by us that we, in turn, sell to our customers.  Approximately 50% of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source product from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders, resulting in lost sales and, in rare cases, damages for late or non-delivery.

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

For example, in the U.S., as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has promulgated disclosure requirements for companies that manufacture or contract to manufacture goods regarding the inclusion and origin of certain minerals in those products. Some of our customers that purchase products from us for inclusion in the products that they sell wish to rely on us to provide critical data regarding the parts they purchase, including conflict mineral and other responsive information to these regulations. We sell over one million products from over 4,600 manufacturers and suppliers, and we may not be able to easily verify the origins for conflict or other minerals used in the products we sell. Our suppliers, and especially those suppliers which are not themselves subject to direct regulation, may not provide conflict mineral and other regulatory information in a useful and systematic manner, if at all. On the other hand, some customers may demand that the products they purchase be "DRC conflict-free". Additionally, other customers may demand that we provide additional information (for which we also must depend on the manufacturer) to assist them in their compliance obligations under the laws of countries where we do not do business. These customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2015, 3,124 individual cases and 66 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

The value of our common stock is dependent primarily upon the regular payment of dividends, which are paid at the discretion of our Board of Directors.  The purchase price for our common stock under our purchase option is the same as the issue price.  Accordingly, as long as Graybar exercises its option to purchase, appreciation in the value of an investment in our common stock is dependent solely on our ability and our Board of Directors' willingness to declare stock dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of our Board of Directors.

There is no public trading market for our common stock.  Our common stock is 100% owned by active and retired employees.  Common stock may not be sold by the holder thereof, except after first offering it to us.  We have always exercised this purchase option in the past and expect to continue to do so.  As a result, no public trading market for our common stock exists, nor is one expected to develop.  This lack of a public trading market for our common stock may limit our ability to raise large amounts of equity capital, which could constrain our long-term business growth.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding distribution centers, in a district varies from eleven to twenty-two and totals 218 for all districts.  The facilities range in size from 1,000 to 132,000 square feet, with the average being 31,000 square feet.  We own 115 of these facilities and lease 103 of them for varying terms, with the majority having a remaining lease term of less than five years.

We have seven national distribution centers ranging in size from 160,000 to 240,000 square feet.  Five of the national distribution centers are owned and two are leased.  The remaining lease terms on these two leased facilities are one and three years, respectively.

We also have ten regional distribution centers ranging in size from 130,000 to 240,000 square feet.  Five of the ten regional distribution centers are owned and the other five are leased.  The remaining lease terms on the leased regional distribution centers are between four and eight years.

We also have two U.S. subsidiaries with three leased distribution facilities. The leased facilities have a remaining lease term of less than five years. The facilities range in size from 7,000 to 26,000 square feet.

We maintain thirty distribution facilities in Canada, of which nineteen are owned and eleven are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from 5,000 to 60,000 square feet.  We have a 22,000 square foot facility in Puerto Rico, the lease on which expires in 2019.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2016, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	45	Senior Vice President - Supply Chain Management, February 2015 to present; Vice President - Chief Information Officer, April 2010 to January 2015.
M. W. Geekie	54	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	59	Senior Vice President and Chief Financial Officer, January 2013 to present; District Vice President – Dallas District, October 2004 to December 2012.
W. P. Mansfield	53	Senior Vice President - Sales and Marketing, April 2014 to present; Vice President - Marketing, April 2012 to March 2014; Vice President - Industrial and Commercial, January 2011 to March 2012.
K. M. Mazzarella	55	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present; Executive Vice President, Chief Operating Officer, December 2010 to May 2012.
B. L. Propst	46	Senior Vice President – Human Resources, June 2009 to present.
J. N. Reed	58	Vice President and Treasurer, April 2000 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017.  At December 31, 2015, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2015	86,769	$20.00	N/A
November 1 to November 30, 2015	32,832	$20.00	N/A
December 1 to December 31, 2015	65,890	$20.00	N/A
Total	185,491	$20.00	N/A

Capital Stock at December 31, 2015
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,651	13,603,061
Common Stock	859	2,721,030
Total	6,510	16,324,091

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2015	2014
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	2.10	3.10
Total	$3.00	$4.00

On December 10, 2015, our Board of Directors declared a 2.5% stock dividend to shareholders of record on December 18, 2015.  Shares representing this dividend were issued on February 1, 2016.

Item 6.  Selected Financial Data

This summary should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2015	2014	2013	2012	2011
Gross Sales	$6,136,343	$6,004,179	$5,682,084	$5,434,509	$5,395,239
Cash Discounts	(26,044)	(25,318)	(22,943)	(21,228)	(20,439)
Net Sales	$6,110,299	$5,978,861	$5,659,141	$5,413,281	$5,374,800
Gross Margin	$1,154,745	$1,118,547	$1,044,156	$1,018,362	$995,259
Net Income attributable to Graybar Electric Company, Inc.	$91,068	$87,428	$81,063	$86,291	$81,425
Average common shares outstanding(A)	16,364	16,244	16,334	16,368	16,233
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.57	$5.38	$4.96	$5.27	$5.02
Cash Dividends per share of Common Stock	$3.00	$4.00	$2.40	$3.00	$2.00
Total assets(B)	$2,049,543	$1,939,113	$1,779,505	$1,704,197	$1,719,176
Total liabilities(B)	$1,361,397	$1,257,132	$1,108,724	$1,103,981	$1,147,782
Shareholders’ equity	$688,146	$681,981	$670,781	$600,216	$571,394
Working capital(C)	$445,443	$444,138	$445,196	$422,281	$390,034
Long-term debt	$10,272	$11,595	$2,731	$1,990	$10,345
(A)All periods adjusted for the declaration of a 2.5% stock dividend declared in December 2015, a 2.5% stock dividend declared in December 2013, a 20% stock dividend declared in December 2012, and a 10% stock dividend declared in December 2011.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2014, 2013, 2012, and 2011 were 15,848, 15,936, 15,580, and 12,876, respectively.
(B) Reclassifications made to prior year financial statements to conform to December 31, 2015 financial statement presentation.
(C)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2015. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

Our strategic investments over the last two years in new locations, expanding and developing our sales force, e-commerce and mobility along with our second quarter 2015 acquisition allowed us to overcome challenging economic conditions and declines in commodity prices. We grew our net sales to $6,110,299 for the year ended December 31, 2015, an increase of $131,438, or 2.2% over 2014 net sales of $5,978,861. Net sales in our CIG vertical market increased 3.3% while our construction vertical market increased by 2.6% over 2014, and our industrial and utility vertical finished 0.1% higher than 2014.

The gross margin rate for the year ended 2015 was 18.9%, which was an increase from 18.7% for the year ended December 31, 2014. Our enhanced gross margin rate for the year was the result of our organic gross margin improvement and product diversification initiatives. Gross margin increased $36,198, or 3.2%, to $1,154,745 for the year ended December 31, 2015, when compared to gross margin of $1,118,547 for the same period last year.

As we expanded our workforce, infrastructure, and online presence to support our growing sales, we experienced an increase of $30,002, or 3.2%, in our selling, general, and administrative expenses for the year ended December 31, 2015. Our investment in new locations was the primary driver for the increase in depreciation and amortization expenses, which was $4,091, or 10.4% over prior year.

Our increase in net sales and gross margin coupled with our focus on expense management resulted in us achieving the highest net income in our history. Net Income attributable to Graybar Electric Company, Inc. was $91,068 for the year ended December 31, 2015, surpassing our previous record set in 2014 by $3,640, or 4.2%.

While we are aware of an expected generalized slowdown across our industry and anticipate that our sales will grow slowly through the first half of 2016, we believe that our investments in expanding and developing our sales force, increasing our number of locations, and enhancing our e-commerce and mobility offerings have positioned us well for long-term growth.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$6,110,299	100.0%	$5,978,861	100.0%	$5,659,141	100.0%
Cost of merchandise sold	(4,955,554)	(81.1)	(4,860,314)	(81.3)	(4,614,985)	(81.5)
Gross Margin	1,154,745	18.9	1,118,547	18.7	1,044,156	18.5
Selling, general and administrative expenses	(965,134)	(15.8)	(935,132)	(15.6)	(873,415)	(15.4)
Depreciation and amortization	(43,242)	(0.7)	(39,151)	(0.7)	(36,944)	(0.7)
Other income, net	8,199	0.1	3,918	0.1	2,495	—
Income from Operations	154,568	2.5	148,182	2.5	136,292	2.4
Interest expense, net	(2,227)	—	(1,371)	—	(1,341)	—
Income before provision for income taxes	152,341	2.5	146,811	2.5	134,951	2.4
Provision for income taxes	(61,009)	(1.0)	(59,125)	(1.0)	(53,677)	(1.0)
Net Income	91,332	1.5	87,686	1.5	81,274	1.4
Net income attributable to noncontrolling interests	(264)	—	(258)	—	(211)	—
Net Income attributable to Graybar Electric Company, Inc.	$91,068	1.5%	$87,428	1.5%	$81,063	1.4%

2015 Compared to 2014

Net sales totaled $6,110,299 for the year ended December 31, 2015, compared to $5,978,861 for the year ended December 31, 2014, an increase of $131,438, or 2.2%.  Net sales in our CIG, construction, and industrial and utility verticals increased over 2014 by 3.3%, 2.6% and 0.1%, respectively.

Gross margin increased $36,198, or 3.2%, to $1,154,745 for the year ended December 31, 2015, from $1,118,547 for the year ended December 31, 2014. The increase resulted from a combination of improved gross margin rates on sales of merchandise and an increase in net sales for the year ended December 31, 2015, compared to the year ended December 31, 2014. Our gross margin rate was 18.9% for the year ended December 31, 2015, up from 18.7% in 2014.

Selling, general and administrative expenses ("SG&A") increased $30,002, or 3.2%, to $965,134 for the year ended December 31, 2015 mainly due to higher compensation-related costs resulting from our sales force expansion initiative and normal compensation increases for our existing workforce. SG&A as a percentage of net sales for the year ended December 31, 2015 was 15.8% compared to 15.6% for the year ended December 31, 2014.

Depreciation and amortization expenses ("Depreciation") for the year ended December 31, 2015 increased $4,091, or 10.4%, to $43,242 from $39,151 for the year ended December 31, 2014.  This increase was due to an increase in property, at cost. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2015 and 2014.

Other income, net totaled $8,199 for the year ended December 31, 2015, compared to $3,918 for the year ended December 31, 2014.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to an increase in net gains on the disposal of real and personal property, partially offset by a decrease in miscellaneous income items. Net gains on the disposal of real and personal property was $5,918 for the year ended December 31, 2015, compared to losses on the disposal of personal property of $24 for the year ended December 31, 2014.

Interest expense, net increased $856, or 62.4%, to $2,227 for the year ended December 31, 2015, from $1,371 for the year ended December 31, 2014. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $152,341 for the year ended December 31, 2015, an increase of $5,530, or 3.8%, compared to $146,811 for the year ended December 31, 2014. The increase was generated by our growth in gross margin and an increase in other income, net and our ability to manage the impact of the growth in SG&A and Depreciation.

Our provision for income taxes increased $1,884, or 3.2%, to $61,009 for the year ended December 31, 2015 from $59,125 for the year ended December 31, 2014.  Our effective tax rate was 40.0% for the year ended December 31, 2015, down from 40.3% for the year ended December 31, 2014.  The decrease in the effective tax rate was attributable to the impact of agreed upon adjustments as a result of the Internal Revenue Service ("IRS") examination settlement with respect to all filed Federal tax returns that was recorded during the year ended December 31, 2014 which did not repeat in the twelve months ended December 31, 2015. The effective tax rate for the year ended December 31, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes, while the effective tax rate for twelve months ended December 31, 2014 was higher due to the IRS audit and state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2015 increased $3,640, or 4.2%, to $91,068 from $87,428 for the year ended December 31, 2014.

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

SG&A increased $61,717, or 7.1%, to $935,132 for the year ended December 31, 2014, compared to $873,415 for the year ended December 31, 2013, mainly due to higher compensation-related costs resulting from our sales force expansion initiative and normal compensation increases for our existing workforce.  SG&A as a percentage of net sales for the year ended December 31, 2014 was 15.6%, compared to 15.4% for the year ended December 31, 2013.

Depreciation for the year ended December 31, 2014 increased $2,207, or 6.0%, to $39,151 from $36,944 for the year ended December 31, 2013.  This increase was due to an increase in property, at cost.  Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2014 and 2013.

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

Income before provision for income taxes totaled $146,811 for the year ended December 31, 2014, an increase of $11,860, or 8.8%, compared to $134,951 for the year ended December 31, 2013. The increase was generated by our ability to manage our growth in SG&A and Depreciation at levels that were less than our growth in gross margin.

Our provision for income taxes increased $5,448, or 10.1%, to $59,125 for the year ended December 31, 2014, from $53,677 for the year ended December 31, 2013, as a result of higher income before provision for income taxes and settlement of our IRS examination.  Our effective tax rate was 40.3% for the year ended December 31, 2014, up from 39.8% for the year ended December 31, 2013.  The effective tax rates for the years ended December 31, 2014 and 2013 were higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2014 increased $6,365, or 7.9%, to $87,428 from $81,063 for the year ended December 31, 2013.

Financial Condition and Liquidity

Summary

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, pay dividends, make benefit payments, finance information technology needs, fund acquisitions and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and enable our company to invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management, short-term bank lines of credit and long-term debt.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2015	2014	2013
Operating Activities	$96,853	$135,749	$90,888
Investing Activities	(76,571)	(51,097)	(57,776)
Financing Activities	(16,109)	(85,559)	(36,121)
Net Increase (Decrease) in Cash	$4,173	$(907)	$(3,009)

Our cash was $37,931 at December 31, 2015, an increase of $4,173, or 12.4%, from $33,758 at December 31, 2014. Our short term borrowings increased significantly during the year to $104,978 at December 31, 2015 from $66,342 at December 31, 2014, in part, because we have strategically invested in expanding our service offering by adding new locations, expanding our sales force, acquiring a new company, as well as improving our working capital management. Current assets exceeded current liabilities by $445,443 at December 31, 2015, an increase of $1,305, or 0.3%, from $444,138 at December 31, 2014.

Operating Activities

Cash flows from operations for the year ended December 31, 2015 decreased by $38,896 or 28.7%, to $96,853 at December 31, 2015 when compared to $135,749 for the year ended December 31, 2014. Cash flows provided by operations for December 31, 2015 was negatively impacted as a result of increased inventory levels to support our sales growth during 2015 and anticipated sales growth in 2016.

Merchandise inventory turnover increased significantly for the year ended December 31, 2015 as a result of higher sales volume, partially offset by increased merchandise levels. In addition, our policy of continuing to manage working capital assets resulted in a modest increase in trade receivables as well as a significant increase in trade accounts payable.

Investing Activities

Net cash used by investing activities increased by $25,474 for the year ended December 31, 2015 when compared to the year ended December 31, 2014, due in part, to the addition of four new locations. In addition, in the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392, while disposing of a regional distribution center in northern California that had been classified as an asset held for sale and provided proceeds of $8,214. During the second quarter of 2015, we acquired Advantage Industrial Automation, Inc. for $18,093, net of cash acquired. For further discussion of the acquisition, refer to Note 15, "Acquisition", of the notes to the consolidated financial statements included in Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In the fourth quarter of 2015, we sold another property classified as held for sale that provided proceeds of $3,495.

Financing Activities

Net cash used by financing activities decreased by $69,450 for the year ended December 31, 2015, compared to the year ended December 31, 2014 primarily due to:

•	Increased short-term borrowings

•	Decreased dividend payments on common stock

•	Increased sales of common stock

•	Decreased treasury stock purchases

•	Greater proceeds from and decreased payments to noncontrolling interests' stock

The above factors were offset by the following:

•	Higher long-term debt payments

•	Higher payments on capital leases

Liquidity

We had a $550,000 revolving credit facility with $445,022 in available capacity at December 31, 2015, compared to $483,658 at December 31, 2014. At December 31, 2015 and 2014, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the shelf agreement as of December 31, 2015 and 2014. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 10, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had letters of credit of $4,994 and $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2015 and 2014.  The letters of credit are used primarily to support certain workers compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2015:

		Payments due by period
Contractual obligations	Total	2016	2017 and 2018	2019 and 2020	After 2020
Long-term debt obligations	$1,865	$1,865	$—	$—	$—
Capital lease obligations	18,008	5,421	6,136	2,027	4,424
Operating lease obligations	76,416	23,457	34,394	14,767	3,798
Purchase obligations	694,622	694,622	—	—	—
Total	$790,911	$725,365	$40,530	$16,794	$8,222

Long-term debt and capital lease obligations consist of both principal and interest payments.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $186,810 of accrued, unfunded pension obligations, $84,880 of accrued, unfunded employment-related benefit obligations, of which $75,937 is related to our postretirement benefit plan, and $2,247 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We also expect to make contributions totaling approximately $40,000 to our defined benefit pension plan and fund $1,635 for nonqualified benefits during 2016 that are not included in the table.  We contributed $40,000 to our defined benefit pension plan and funded $1,537 for nonqualified benefits in 2015.

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

Merchandise Inventory

We value our inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For years ended December 31, 2015, 2014 and 2013 there were no material differences between our estimated reserve levels and actual write-offs.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.48%	4.08%	4.09%	3.77%
Expected return on plan assets	5.75%	6.25%	—	—

To determine the long-term rate of return, we consider the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2015, was approximately 65% fixed income investments, 23% equity securities and 12% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Although we do not currently expect to change the assumed rate of return in the near term, holding all other assumptions constant, we estimate that a 1% decrease in the expected return on plan assets would have increased our 2015 pension expense by approximately $4,700. Our expected rate of return on plan assets assumption will remain consistent for fiscal year 2016 at 5.75%.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a 1% decrease in the discount rate used to calculate both pension expense for 2015 and the pension liability as of December 31, 2015 would have increased pension expense by $7,600 and the pension liability by $76,400.  Similarly, a 1% decrease in the discount rate would have increased postretirement benefits expense by $200 and the December 31, 2015 postretirement benefits liability by $6,500.

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

Based on $104,978 in variable-rate debt outstanding at December 31, 2015, a 1% increase in interest rates would increase our interest expense by $1,050 per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2015
Debt Instruments	2016	2017	2018	2019	2020	After 2020	Total	Fair Value

Long-term, fixed-rate debt	$6,558	3,824	1,357	745	642	3,704	$16,830	$15,587
Weighted-average interest rate	3.06%	4.04%	5.85%	6.83%	6.97%	6.89%

Short-term, variable-rate borrowings	$104,978	—	—	—	—	—	$104,978	$104,978
Weighted-average interest rate	1.31%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit spread as of December 31, 2015.

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

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 10, 2016

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2015	2014	2013
Net Sales	$6,110,299	$5,978,861	$5,659,141
Cost of merchandise sold	(4,955,554)	(4,860,314)	(4,614,985)
Gross Margin	1,154,745	1,118,547	1,044,156
Selling, general and administrative expenses	(965,134)	(935,132)	(873,415)
Depreciation and amortization	(43,242)	(39,151)	(36,944)
Other income, net	8,199	3,918	2,495
Income from Operations	154,568	148,182	136,292
Interest expense, net	(2,227)	(1,371)	(1,341)
Income before provision for income taxes	152,341	146,811	134,951
Provision for income taxes	(61,009)	(59,125)	(53,677)
Net Income	91,332	87,686	81,274
Net income attributable to noncontrolling interests	(264)	(258)	(211)
Net Income attributable to Graybar Electric Company, Inc.	$91,068	$87,428	$81,063
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.57	$5.38	$4.96
(A)Adjusted for the declaration of a 2.5% stock dividend in December 2015, shares related to which were issued in February 2016. Prior to the adjustment, the average common shares outstanding were 15,848 and 15,936 for the years ended December 31, 2014 and 2013, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2015	2014	2013
Net Income	$91,332	$87,686	$81,274
Other Comprehensive Income
Foreign currency translation	(13,240)	(6,643)	(5,553)
Pension and postretirement benefits liability adjustment
(net of tax of $16,261, $3,477, and $(20,270), respectively)	(25,542)	(5,461)	31,838
Total Other Comprehensive (Loss) Income	(38,782)	(12,104)	26,285
Comprehensive Income	$52,550	$75,582	$107,559
Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(276)	(16)	45
Comprehensive Income attributable to Graybar Electric Company, Inc.	$52,826	$75,598	$107,514

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2015	2014
ASSETS
Current Assets
Cash and cash equivalents			$37,931	$33,758
Trade receivables (less allowances of $5,879 and $7,073, respectively)			928,276	920,796
Merchandise inventory			518,288	461,139
Other current assets			31,305	41,934
Total Current Assets			1,515,800	1,457,627
Property, at cost
Land			75,968	67,879
Buildings			443,137	429,406
Furniture and fixtures			271,605	253,918
Software			85,423	84,488
Capital leases			32,543	25,135
Total Property, at cost			908,676	860,826
Less – accumulated depreciation and amortization			(474,810)	(452,163)
Net Property			433,866	408,663
Other Non-current Assets			99,877	72,823
Total Assets			$2,049,543	$1,939,113
LIABILITIES
Current Liabilities
Short-term borrowings			$104,978	$66,342
Current portion of long-term debt			6,558	6,241
Trade accounts payable			766,089	726,632
Accrued payroll and benefit costs			111,069	127,191
Other accrued taxes			16,880	17,303
Other current liabilities			64,783	69,780
Total Current Liabilities			1,070,357	1,013,489
Postretirement Benefits Liability			70,303	69,565
Pension Liability			185,211	140,981
Long-term Debt			10,272	11,595
Other Non-current Liabilities			25,254	21,502
Total Liabilities			1,361,397	1,257,132
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2015	2014
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	13,668,055	13,159,559
Issued to shareholders	2,721,926	2,714,853
In treasury, at cost	(65,890)	(14,482)
Outstanding Common Stock	16,324,091	15,859,930	326,482	317,199
Common shares subscribed	878,608	806,811	17,572	16,136
Less subscriptions receivable	(878,608)	(806,811)	(17,572)	(16,136)
Retained Earnings			548,780	513,672
Accumulated Other Comprehensive Loss			(190,435)	(152,193)
Total Graybar Electric Company, Inc. Shareholders’ Equity			684,827	678,678
Noncontrolling Interests			3,319	3,303
Total Shareholders’ Equity			688,146	681,981
Total Liabilities and Shareholders’ Equity			$2,049,543	$1,939,113

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2015	2014	2013
Cash Flows from Operations
Net Income	$91,332	$87,686	$81,274
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	43,242	39,151	36,944
Deferred income taxes	4,173	4,096	(3,441)
Net (gains) losses on disposal of property	(5,918)	24	418
Net income attributable to noncontrolling interests	(264)	(258)	(211)
Changes in assets and liabilities:
Trade receivables	(3,409)	(100,473)	(52,813)
Merchandise inventory	(54,080)	(12,753)	(31,633)
Other current assets	10,698	(18,424)	13,134
Other non-current assets	(149)	(1,008)	(1,653)
Trade accounts payable	36,011	111,172	42,208
Accrued payroll and benefit costs	(16,783)	33,929	(15,988)
Other current liabilities	(14,596)	(6,198)	11,927
Other non-current liabilities	6,596	(1,195)	10,722
Total adjustments to net income	5,521	48,063	9,614
Net cash provided by operations	96,853	135,749	90,888
Cash Flows from Investing Activities
Proceeds from disposal of property	15,701	1,398	447
Capital expenditures for property	(74,179)	(52,495)	(58,223)
Acquisition of business, net of cash acquired	(18,093)	—	—
Net cash used by investing activities	(76,571)	(51,097)	(57,776)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	38,636	(16,100)	11,326
Repayment of long-term debt	(3,656)	(1,800)	(7,386)
Principal payments under capital leases	(4,704)	(3,277)	(3,067)
Sales of common stock	15,723	14,492	12,839
Purchases of treasury stock	(14,365)	(15,060)	(12,772)
Sales of noncontrolling interests’ common stock	401	—	488
Purchases of noncontrolling interests’ common stock	(109)	(318)	(148)
Dividends paid	(48,035)	(63,496)	(37,401)
Net cash used by financing activities	(16,109)	(85,559)	(36,121)
Net Increase (Decrease) in Cash	4,173	(907)	(3,009)
Cash, Beginning of Year	33,758	34,665	37,674
Cash, End of Year	$37,931	$33,758	$34,665
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under capital leases	$7,354	$10,430	$3,632
Acquisition of software and maintenance under financing arrangement	$—	7,309	—
Cash Paid During the Year for:
Interest, net of amounts capitalized	$2,024	$1,448	$1,508
Income taxes, net of refunds	$52,076	$64,752	$44,676

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2012	$310,008	$453,770	$(166,814)	$3,252	$600,216
Net income		81,063		211	81,274
Other comprehensive income (loss)			26,451	(166)	26,285
Stock issued	12,839			488	13,327
Stock purchased	(12,772)			(148)	(12,920)
Dividends declared	7,692	(45,093)			(37,401)
Balance, December 31, 2013	$317,767	$489,740	$(140,363)	$3,637	$670,781
Net income		87,428		258	87,686
Other comprehensive loss			(11,830)	(274)	(12,104)
Stock issued	14,492				14,492
Stock purchased	(15,060)			(318)	(15,378)
Dividends declared		(63,496)			(63,496)
Balance, December 31, 2014	$317,199	$513,672	$(152,193)	$3,303	$681,981
Net income		91,068		264	91,332
Other comprehensive loss			(38,242)	(540)	(38,782)
Stock issued	15,723			401	16,124
Stock purchased	(14,365)			(109)	(14,474)
Dividends declared	7,925	(55,960)			(48,035)
Balance, December 31, 2015	$326,482	$548,780	$(190,435)	$3,319	$688,146

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2015 and 2014 and
for the Years Ended December 31, 2015, 2014, and 2013
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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2015 presentation.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2015 that require recognition or disclosure in our financial statements, other than the asset sale disclosed in Note 5, "Property and Depreciation".

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

Outgoing Freight Expenses

We record certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $51,100, $49,622, and $48,497 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Vendor Allowances

Our agreements with many of our suppliers provide for us to earn volume incentives based on purchases during the agreement period.  Based on the provisions of our vendor agreements, we develop vendor accrual rates by estimating the point at which we will have completed our performance under the agreement and the deferred amounts will be earned. We perform analysis and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels and could be materially impacted if actual purchase volumes differ. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of our suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade receivables.  We perform ongoing credit evaluations of our customers, and a significant portion of our trade receivables may be protected by mechanic’s lien or payment bond rights.  We maintain allowances for potential credit losses, and such losses historically have been within management’s expectations.

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

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  We first perform a qualitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is then quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.

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

Subsequent to December 31, 2015 but prior to issuance of this report, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements and whether we will adopt the guidance early.

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". The amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted the ASU 2015-17, and disclose the quantitative information about the effects of the accounting change on prior periods in Note 7, "Income Taxes".

In April 2015, FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This Update provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expensed as services are received. The Update is effective for fiscal years beginning after December 15, 2015 and interim periods. We do not expect the adoption of this Update to have a material impact on our results of operations, financial position, or cash flows.

In February 2015, FASB issued ASU 2015-02, "Consolidation". The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this Update to have a material impact on our results of operations, financial position, or cash flows.

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

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2015
Allowance for cash discounts	$1,764	$26,044	$(26,072)	$1,736
Allowance for doubtful accounts	5,309	2,545	(3,711)	4,143
Total	$7,073	$28,589	$(29,783)	$5,879

For the Year Ended December 31, 2014
Allowance for cash discounts	$1,560	$25,318	$(25,114)	$1,764
Allowance for doubtful accounts	5,277	3,769	(3,737)	5,309
Total	$6,837	$29,087	$(28,851)	$7,073

For the Year Ended December 31, 2013
Allowance for cash discounts	$1,411	$22,943	$(22,794)	$1,560
Allowance for doubtful accounts	5,457	2,028	(2,208)	5,277
Total	$6,868	$24,971	$(25,002)	$6,837

4. INVENTORY

Our inventory is stated at the lower of cost (determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 93% and 92% of the total inventories at December 31, 2015 and 2014, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $136,143 and $139,468 greater than reported under the LIFO method at December 31, 2015 and 2014, respectively.  We did not liquidate any portion of previously-created LIFO layers in 2015, 2014, and 2013.

Reserves for excess and obsolete inventories were $4,912 and $4,417 at December 31, 2015 and 2014, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $495, $670, and $247 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Depreciation expense was $38,588, $35,040, and $32,917 in 2015, 2014, and 2013, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2015 and 2014 were $7,354 and $10,430, respectively.

We capitalize interest expense on major construction and development projects while in progress.  Interest capitalized in 2015, 2014, and 2013 was $225, $102, and $182, respectively.

We capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  We capitalized software and software development costs of $4,559 and $3,501 in 2015 and 2014, respectively, and the amounts are recorded in furniture and fixtures.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $58 and $7,669 at December 31, 2015 and 2014, respectively, and is recorded in net property in the consolidated balance sheet. During 2015 and 2014, we sold assets classified as held for sale with net book values of $7,669 and $740, respectively, and recorded net gains on the assets held for sale of $4,691 and $85, respectively in other income, net.

Subsequent to December 31, 2015 but prior to issuance of this report, we sold the last location included as an asset held for sale. The location had a net book value of $58 and yielded a net gain of $1,627.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during 2015 and 2014.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2015, goodwill increased due to the acquisition of Advantage Industrial Automation, Inc. ("Advantage"). See Note 15, "Acquisition", for further information on the acquisition.

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the year ended December 31, 2015 and 2014 were as follows:

	2015	2014
Beginning Balance	$6,680	$6,680
Goodwill Acquired	7,057	—
Ending Balance	$13,737	$6,680

As of December 31, 2015, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

In 2015, other intangible assets were acquired in the acquisition of Advantage. See Note 15, "Acquisition", for further information on the acquisition.

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$5,970	$(393)	$5,577
Trade name	2,103	(99)	2,004
Non-compete agreements	210	(30)	180
Total	$8,283	$(522)	$7,761

Customer relationships, trade name, and non-compete agreements have weighted-average useful lives from the date of purchase of 10.8 years, 15.0 years, and 5.0 years, respectively.

Amortization expense for other intangible assets was $522 in 2015.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2016	$738
2017	738
2018	738
2019	738
2020	708
After 2020	4,101
$7,761

We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2015.

7. INCOME TAXES

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

Our unrecognized tax benefits of $2,247, $3,104, and $3,419 as of December 31, 2015, 2014, and 2013, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Balance at January 1,	$3,104	$3,419	$3,530
Additions based on tax positions related to current year	464	490	516
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(252)	(477)	(567)
Settlements	(1,069)	(328)	(60)
Balance at December 31,	$2,247	$3,104	$3,419

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $907 and $1,065 in interest and penalties at December 31, 2015 and 2014, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2012 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2012 federal return will expire on September 15, 2016, unless extended by consent. Our state income tax returns for 2011 through 2015 remain subject to examination by various state authorities with the latest period closing on December 31, 2020.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2011.

The IRS concluded examinations of the Company's 2008-2011 federal income tax returns. In May 2014, we formalized settlement of the IRS audit for each of these four years. Collectively, including interest, we settled the assessments for $907. This closure has been recorded in our federal income tax expense for 2014.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2015	2014	2013
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.8	3.5	3.6
Other, net	1.2	1.8	1.2
Effective tax rate	40.0%	40.3%	39.8%

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended
Components of Income before Taxes	2015	2014	2013
Domestic	$143,144	$136,656	$127,858
Foreign	9,197	10,155	7,093
Income before taxes	$152,341	$146,811	$134,951

	For the Years Ended
Components of Income Tax Provision	2015	2014	2013
Current expense
U.S. Federal	$46,174	$44,713	$47,790
State	7,996	7,266	7,066
Foreign	2,666	3,058	2,217
Total current expense	$56,836	$55,037	$57,073
Deferred expense (benefit)
U.S. Federal	$3,224	4,049	(2,983)
State	958	47	(458)
Foreign	(9)	(8)	45
Total deferred expense (benefit)	$4,173	$4,088	$(3,396)
Total income tax provision	$61,009	$59,125	$53,677

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2015	2014
Postretirement benefits	$29,184	$29,736
Payroll accruals	2,995	2,912
Bad debt reserves	1,653	2,106
Other deferred tax assets	9,438	8,623
Pension	60,645	42,836
Inventory	7,173	3,351
Subtotal	111,088	89,564
Less: valuation allowances	(402)	(393)
Deferred tax assets	110,686	89,171
Fixed assets	(40,086)	(33,857)
Computer software	(6,412)	(3,904)
Other deferred tax liabilities	(2,438)	(1,974)
Deferred tax liabilities	(48,936)	(39,735)
Net deferred tax assets	$61,750	$49,436

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2015	2014
Deferred tax assets included in other non-current assets	$62,047	$49,801
Deferred tax liabilities included in other non-current liabilities	(297)	(365)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. Public business entities must implement the new guidance for annual reporting periods beginning after December 15, 2016. Earlier adoption is permitted and may be applied prospectively or retrospectively for all periods presented. Required netting of deferred tax assets and liabilities by tax jurisdiction is not affected by this Update.

We adopted ASU 2015-17 retrospectively for the annual period beginning January 1, 2015 resulting in a change in presentation of prior periods. Deferred tax assets included in other current assets decreased by $2,777 as of December 31, 2014 with a corresponding increase to deferred tax assets included in other non-current assets. Deferred tax liabilities included in other current liabilities of $365 as of December 31, 2014, were reclassified to deferred tax liabilities included in other non-current liabilities.

Operating loss carryforwards included in net deferred tax assets at December 31 were:

	2015	2014
Foreign net operating losses(1)	$349	$363
State net operating losses(2)	563	759
(1)Expires in 2024
(2)Expire between 2016 and 2031

Due to uncertainties regarding the utilization of our foreign and state net operating losses, a partial valuation allowance has been applied against the deferred tax benefit at December 31, 2015.

We have undistributed earnings of non-U.S. subsidiaries of $72,488 and $66,297 as of December 31, 2015 and 2014, respectively. We have not made a provision for U.S. federal and state income taxes on these accumulated but undistributed earnings, as such earnings are considered to be indefinitely reinvested outside the U.S.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2015, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

During 2015, eligible employees and qualified retirees subscribed for 878,608 shares totaling $17,572.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 8, 2016; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 8, 2016, in the case of shares paid for prior to January 8, 2016.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2015	718,269	666,861
2014	752,983	780,077
2013	638,647	681,637

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2015 and 2014.

On December 10, 2015, our Board of Directors declared a 2.5% common stock dividend. Each shareholder was entitled to one share of common stock for every forty shares held as of December 18, 2015. The stock was issued on February 1, 2016. There was no common stock dividend declared by our Board of Directors in 2014. On December 12, 2013, our Board of Directors declared a 2.5% common stock dividend.  Each shareholder was entitled to one share of common stock for every forty shares held as of January 2, 2014. The stock was issued on February 3, 2014.

9. NET INCOME PER SHARE OF COMMON STOCK

  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 2.5% stock dividend declared in both 2015 and 2013.  There was no stock dividend declared in 2014. The average number of shares used in computing net income per share of common stock at December 31, 2015, 2014, and 2013 was 16,364,441, 16,243,882, and 16,334,145, respectively.

10. DEBT

	December 31,
Long-term Debt	2015	2014
1.85% note, unsecured, due in quarterly installments of $798 beginning in July 2014 through April 2016	$1,586	$4,714
1.43% note, unsecured, due in quarterly installments of $134 beginning in July 2014 through April 2016	267	794
2.01% to 30.63% capital leases, various maturities	14,977	12,328
	$16,830	$17,836
Less current portion	(6,558)	(6,241)
Long-term Debt	$10,272	$11,595

Long-term Debt matures as follows:
2016	$6,558
2017	3,824
2018	1,357
2019	745
2020	642
After 2020	3,704
$16,830

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $1,243 and $1,331 at December 31, 2015 and 2014, respectively.  The fair value of the long-term, fixed-rate debt is estimated by using yields obtained from independent pricing sources for similar types of borrowings.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2015 and 2014, respectively.

Revolving Credit Facility

On December 31, 2015 and December 31, 2014, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit subfacility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $300,000.

Borrowings of Graybar Canada may be in U.S. dollars or Canadian dollars. The obligations of Graybar Canada are secured by the guaranty of Graybar and any material domestic subsidiaries of Graybar (as defined in the Credit Agreement). Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

Interest on our borrowings under the Credit Agreement are based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Credit Agreement. In connection with such a borrowing, the applicable borrower also selects the term of the loan, up to six months. Swing line loans, which are daily loans, bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada). In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit and other administrative matters.

The Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60% or Eurodollar rate loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon our consolidated leverage ratio. Availability under the Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

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

We had total letters of credit of $4,994 and $5,725 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2015 and December 31, 2014, respectively. The letters of credit are used primarily to support certain workers' compensation insurance policies.

Short-term borrowings of $104,978 and $66,342 outstanding at December 31, 2015 and 2014, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2015 and 2014 ranged from a minimum of $35,981 and $25,550 to a maximum of $184,188 and $111,912, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2015 and 2014 amounted to approximately $119,000 and $67,000 at weighted-average interest rates of 1.31% and 1.52%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2015 was 1.40%.

At December 31, 2015, we had available unused committed lines of credit amounting to $445,022, compared to $483,658 at December 31, 2014.  These lines are available to meet our short-term cash requirements, and certain committed lines of credit have annual fees of up to 40 basis points (0.40%) of the committed lines of credit as of December 31, 2015 and 2014.

The Credit Agreement contains various affirmative and negative covenants.  We are also required to maintain certain financial ratios as defined in the Credit Agreement.  We were in compliance with all covenants as of December 31, 2015 and 2014.

Private Placement Shelf Agreement

On December 31, 2015 and December 31, 2014, we had an uncommitted $100,000 private placement Shelf Agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). Subject to the terms and conditions set forth below, the Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At December 31, 2015 and 2014, no notes had been issued under the Shelf Agreement.

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

The Shelf Agreement contains customary representations and warranties of the Company and Prudential.  The Shelf Agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under the Credit Agreement or certain other indebtedness of us and our subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA;

and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in the Credit Agreement).  Upon the occurrence of an event of default, all outstanding obligations of Graybar under the Shelf Agreement may be declared immediately due and payable.

The Shelf Agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Shelf Agreement.  We were in compliance with all covenants as of December 31, 2015 and 2014.

In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued under the Shelf Agreement in the future shall continue to be of equal ranking with our indebtedness under the Credit Agreement.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

We provide certain postretirement health care and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan.  Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2015 and 2014.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of period	$612,688	$558,650	$77,355	$76,134
Service cost	25,607	22,205	2,505	2,454
Interest cost	25,203	26,817	2,925	3,338
Actuarial loss (gain)	21,731	56,333	(2,165)	(102)
Benefits paid from plan assets	(48,471)	(47,420)	—	—
Benefits paid from Company assets	(1,537)	(1,392)	(6,131)	(6,057)
Plan participants' contributions	—	—	1,448	1,588
Administrative expenses paid	(1,153)	(1,032)	—	—
Settlements(1)	—	(1,473)	—	—
Benefit Obligation at End of Period	634,068	612,688	75,937	77,355
Change in Plan Assets:
Fair value of plan assets at beginning of period	470,165	423,167	—	—
Actual return on plan assets	(13,283)	55,450	—	—
Employer contributions(2)	41,537	42,865	4,683	4,469
Plan participants' contributions	—	—	1,448	1,588
Benefits paid(2)	(50,008)	(48,812)	(6,131)	(6,057)
Administrative expenses paid	(1,153)	(1,032)	—	—
Settlements(1)(2)	—	(1,473)	—	—
Fair Value of Plan Assets at End of Period	447,258	470,165	—	—
Unfunded Status	$186,810	$142,523	$75,937	$77,355
(1) We recorded a settlement loss that resulted from lump sum pension distributions.
(2) Includes $1,537 and $2,865 paid from our assets for unfunded nonqualified benefits in fiscal years 2015 and 2014, respectively.

The accumulated benefit obligation for our defined benefit pension plan was $551,662 and $517,857 at December 31, 2015 and 2014, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Current accrued benefit cost	$1,599	$1,542	$5,634	$7,790
Non-current accrued benefit cost	185,211	140,981	70,303	69,565
Net amount recognized	$186,810	$142,523	$75,937	$77,355

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Net actuarial loss	$170,180	$143,734	$10,983	$12,944
Prior service cost (gain)	716	992	(3,860)	(5,193)
Accumulated other comprehensive loss	$170,896	$144,726	$7,123	$7,751

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2016, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$12,088	$481
Prior service cost (gain)	259	(1,333)
Accumulated other comprehensive loss (income)	$12,347	$(852)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.48%	4.08%	4.09%	3.77%
Rate of compensation increase	4.44%	4.47%	—	—
Health care cost trend on covered charges	—	—	6.5% / 5%	7.5% / 5%

For measurement of the postretirement benefit obligation, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed at December 31, 2015.  This rate is assumed to decline to 5.0% at January 1, 2019 and remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2015 and 2014.

The net periodic benefit cost for the years ended December 31, 2015, 2014, and 2013 included the following components:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$25,607	$22,205	$24,119	$2,505	$2,454	$2,644
Interest cost	25,203	26,817	23,914	2,925	3,338	2,873
Expected return on plan assets	(28,297)	(26,624)	(23,909)	—	—	—
Amortization of:
Net actuarial loss	20,028	17,639	26,371	1,044	1,267	1,794
Prior service cost (gain)	452	952	1,375	(2,181)	(2,181)	(2,181)
Settlement loss	—	789	—	—	—	—
Net periodic benefit cost	$42,993	$41,778	$51,870	$4,293	$4,878	$5,130

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.08%	4.87%	3.95%	3.77%	4.34%	3.51%
Expected return on plan assets	6.25%	6.25%	6.00%	—	—	—
Rate of compensation increase	4.47%	4.25%	4.25%	—	—	—
Health care cost trend on covered charges	—	—	—	7% / 5%	7.5% / 5%	8% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 7.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2015.  The rate was assumed to decline to 5.0% in 2019 and to remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2015, 2014 and 2013 net periodic benefit cost.

We expect to make contributions totaling $40,000 to our defined benefit pension plan and fund $1,635 for non-qualified benefits during 2016.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2016	$42,785	$5,748
2017	41,056	6,240
2018	42,078	6,552
2019	44,673	6,729
2020	46,845	6,909
After 2020	245,255	34,598

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
Asset allocation information for the defined benefit pension plan at December 31, 2015 and 2014 is as follows:

Investment	2015 Actual Allocation	2015 Target Allocation Range	2014 Actual Allocation	2014 Target Allocation Range
Equity securities-U.S.	12%	3-15%	9%	3-15%
Equity securities-International	11%	3-15%	9%	3-15%
Fixed income investments-U.S.	59%	35-75%	61%	35-75%
Fixed income investments-International	6%	3-10%	6%	3-10%
Absolute return	7%	5-15%	7%	5-15%
Real assets	3%	3-10%	5%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	1%	0-3%	2%	0-3%
Total	100%	100%	100%	100%

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

There have been no changes in the methodologies for determining fair value at December 31, 2015 or 2014.

The following tables set forth, by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2015 and 2014:

December 31, 2015
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$18,908	$—	$—	$18,908
Mutual funds	24,652	9,206	—	33,858
Equity securities - International
Corporate stocks	1,410	—	—	1,410
Mutual funds	46,594	—	—	46,594
Fixed income investments - U.S.
Corporate debt	131,109	—	—	131,109
U.S. government debt	42,720	—	—	42,720
Mutual funds	22,393	70,949	—	93,342
Fixed income investments - International	26,044	—	—	26,044
Absolute return	—	—	32,383	32,383
Real assets	—	—	13,622	13,622
Private equity	—	—	2,704	2,704
Short-term investments	—	4,564	—	4,564
Total	$313,830	$84,719	$48,709	$447,258

December 31, 2014
Investment	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities - U.S.
Corporate stocks	$17,092	$—	$—	$17,092
Mutual funds	18,006	8,733	—	26,739
Equity securities - International
Corporate stocks	946	—	—	946
Mutual funds	43,710	—	—	43,710
Fixed income investments - U.S.
Corporate debt	128,033	—	—	128,033
U.S. government debt	52,674	—	—	52,674
Mutual funds	29,799	74,525	—	104,324
Fixed income investments - International	27,784	—	—	27,784
Absolute return	—	—	33,021	33,021
Real assets	—	7,598	16,518	24,116
Private equity	—	—	3,682	3,682
Short-term investments	—	8,044	—	8,044
Total	$318,044	$98,900	$53,221	$470,165

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2015 and 2014:

December 31, 2015
	Absolute Return	Real Assets	Private Equity	Total
Balance, beginning of year	$33,021	$16,518	$3,682	$53,221
Realized gains	108	763	174	1,045
Unrealized gains (losses)	4	1,607	(92)	1,519
Purchases	272	—	188	460
Sales	(1,022)	(5,266)	(1,248)	(7,536)
Balance, end of year	$32,383	$13,622	$2,704	$48,709

December 31, 2014
	Absolute Return	Real Assets	Private Equity	Total
Balance, beginning of year	$39,448	$14,737	$3,793	$57,978
Realized gains	386	48	76	510
Unrealized gains	1,837	2,065	432	4,334
Purchases	—	48	359	407
Sales	(8,650)	(380)	(978)	(10,008)
Balance, end of year	$33,021	$16,518	$3,682	$53,221

12. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax/or after-tax contributions, ranging from 2% to 50% of pay, to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Effective July 1, 2015, all employees hired or rehired after July 1, 2015, will be eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. The Company match is equal to 50% of an eligible employee's before-tax contribution, up to 6% of pay, with a maximum match of 3%.

Annual contributions made by us to the profit-sharing portion of the plan are at the discretion of our management and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the plan was $40,020, $56,709, and $34,132 for the years ended December 31, 2015, 2014 and 2013, respectively.

13. COMMITMENTS AND CONTINGENCIES

Rental expense was $22,685, $21,891, and $21,134 in 2015, 2014, and 2013, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2016	$23,457
2017	19,678
2018	14,716
2019	10,193
2020	4,574
After 2020	3,798

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31 are as follows:

	2015	2014
Currency translation	$(12,416)	$284
Pension liability	(170,896)	(144,726)
Postretirement benefits liability	(7,123)	(7,751)
Accumulated other comprehensive loss	$(190,435)	$(152,193)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	2015			2014
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Consolidated Statement of Income:
Selling, general and administrative expenses	$21,072	$(1,729)	$19,343	$19,695	$(1,229)	$18,466
Tax (benefit) expense	(8,197)	673	(7,524)	(7,661)	478	(7,183)
Total reclassifications for the period, net of tax	$12,875	$(1,056)	$11,819	$12,034	$(751)	$11,283

The following table represents the activity included in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	2015			2014
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$284	$(152,477)	$(152,193)	$6,653	$(147,016)	$(140,363)
Other comprehensive loss before reclassifications	(12,700)	—	(12,700)	(6,369)	—	(6,369)
Amounts reclassified from accumulated other comprehensive income (net of tax $(7,524) and $(7,183))	—	11,819	11,819	—	11,283	11,283
Actuarial gain (loss), (net of tax $23,785 and $10,660)	—	(37,361)	(37,361)	—	(16,744)	(16,744)
Net current-period other comprehensive (loss) income	(12,700)	(25,542)	(38,242)	(6,369)	(5,461)	(11,830)
Ending balance December 31,	$(12,416)	$(178,019)	$(190,435)	$284	$(152,477)	$(152,193)

15. ACQUISITION

In April 2015, we acquired 100% of the outstanding capital stock of Advantage, which provides control and automation solutions to industrial users, OEMs and system integrators, for $18,093 in cash, net of cash acquired. The purchase price allocation resulted in $7,057 and $8,283 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Advantage's results are reflected in our Consolidated Financial Statements. Pro forma results of this acquisition were not material; therefore, they are not presented.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2015 and 2014:

	2015
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,393,778	$1,570,008	$1,583,886	$1,562,627
Gross margin	$259,026	$293,345	$302,958	$299,416
Net income attributable to the Company	$12,460	$25,088	$28,311	$25,209
Net income attributable to the Company per share of common stock(A)	$0.76	$1.53	$1.73	$1.55
(A)All periods adjusted for a 2.5% stock dividend declared in December 2015.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2015 were 16,023,053, 15,986,695, 15,942,178, and 15,927,663, respectively.

	2014
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,312,800	$1,517,375	$1,569,757	$1,578,929
Gross margin	$249,457	$281,942	$294,535	$292,613
Net income attributable to the Company	$11,321	$29,044	$30,464	$16,599
Net income attributable to the Company per share of common stock(A)	$0.69	$1.79	$1.88	$1.02
(A)All periods adjusted for a 2.5% stock dividend declared in December 2015.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2014 were 15,969,254, 15,841,788, 15,798,638, and 15,802,792, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2016 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Information Statement relating to the 2016 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

The following financial statements and Report of Independent Registered Public Accounting Firm are included on the indicated pages in this 2015 Annual Report on Form 10-K.

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2015 (page 21).

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2015 (page 22).

		(iii)	Consolidated Balance Sheets, as of December 31, 2015 and 2014 (page 23).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015 (page 24).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2015 (page 25).

		(vi)	Notes to Consolidated Financial Statements (pages 26 to 46).

		(vii)	Report of Independent Registered Public Accounting Firm (page 20).

	2.	Index to Financial Schedules

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

By-laws as amended through March 12, 2015, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated March 12, 2015 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March 2016.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 10, 2016.

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

(ii) Bylaws

By-laws as amended through March 12, 2015, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated March 12, 2015 (Commission File No. 000-00255) and incorporated herein by reference.

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