Form 10-K
period 2015-12-31
GRAYBAR ELECTRIC CO INC
filed 2016-03-18
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS
WITH RESPECT TO SHARES OF COMMON STOCK OF
GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

            Names and Addresses of all Voting Trustees (as of March 10, 2016):

R. R. Harwood	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. C. Lyons	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

W. P. Mansfield	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

D. G. Maxwell	34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	34 North Meramec Avenue
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
None

EXPLANATORY NOTE

The Annual Report Relating to Voting Trust Interests, filed by the Voting Trustees under a Voting Trust Agreement, dated as of March 16, 2007, among the Voting Trustees, participating holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar") and Graybar was filed for years prior to 1982 on Form 16-K, which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release").  In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports.  Specific requirements respecting the form of such annual reports were to be determined on a case-by-case basis.

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

INFORMATION REGARDING VOTING TRUST

PART I

Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

Amount deposited during year	Amount withdrawn during year (4)	Amount held at end of year	Percentage of class held at end of year

718,018	592,145	13,272,751	83.3%

(1)	The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar.

(2)	The 1997 Voting Trust terminated on March 31, 2007. 5,170,086 shares of Common Stock were deposited into the 2007 Voting Trust at its inception.

(3)	Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the 2007 Voting Trust.

(4)
The 592,145 shares of Common Stock withdrawn from the Voting Trust in 2015 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's purchase rights under its amended Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury or cancelled.

Item 2.         Exercise of Voting Rights.

The voting trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the voting trustees voted the shares of Common Stock held by them for the election of 9 directors.

Item 3.         Exercise of Other Powers.

The voting trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

The following table presents information, as of March 10, 2016, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 10, 2016, no Voting Trustee owned any securities of Graybar, other than those deposited under the Voting Trust Agreement, or any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 10, 2016		Percent of class owned
R. R. Harwood	Voting Trust Interests (A)	Direct	21,386	(B)	0.155%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. C. Lyons	Voting Trust Interests (A)	Direct	15,396	(B)	0.112%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

W. P. Mansfield	Voting Trust Interests (A)	Direct	12,599	(B)	0.091%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

D. G. Maxwell	Voting Trust Interests (A)	Direct	14,236	(B)	0.103%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	Voting Trust Interests (A)	Direct	34,006	(B)	0.247%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

_____________________

(A)  Issued under the Voting Trust Agreement dated as of March 16, 2007.
(B)  The number of shares of Common Stock to which such Voting Trust Interests relate.
(C)  As of March 10, 2016, the Voting Trustees together held of record, with shared power to vote,
13,786,406 shares of Common Stock, or 83.4% of the outstanding shares of Common Stock.

Item 5.            Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in Graybar's Information Statement relating to the 2016 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

Item 6.            Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

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

Name of	Capacities in	Cash Compensation
Voting	which Compensation	Salaries, Bonuses
Trustee	Received	and Directors’ Fees (1)
R. R. Harwood	Director, Senior Vice President and	$466,360
	Chief Financial Officer

R. C. Lyons	Director, Regional Vice President -	$430,696
	Eastern Region

W. P. Mansfield	Director, Senior Vice President -	$423,601
	Sales and Marketing

D. G. Maxwell	Director, Regional Vice President	$357,700
	Western Region

K. M. Mazzarella	Director, Chairman of the Board,	$1,553,565
	President and Chief Executive Officer

(1)  Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 4, 2016 under Graybar’s Management Incentive Plan with respect to services rendered during 2015.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings plans, perquisites and other personal benefits, and other miscellaneous items, which will be included in the Summary Compensation Table of the Information Statement for Ms. Mazzarella and Messrs. Harwood and Mansfield.

Item 12.          Lists of Exhibits Filed.

(4)   Instruments defining the rights of security holders, including indentures.

Voting Trust Agreement dated as of March 16, 2007, a form which is attached as Annex A to the Prospectus, dated January 18, 2007, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-139992), is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 18, 2016, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated March 16, 2007.

By
/S/ R. R. HARWOOD
R. R. HARWOOD

/S/ R. C. LYONS
R. C. LYONS

/S/ W. P. MANSFIELD
W. P. MANSFIELD

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