Form 10-Q
period 2016-03-31
GRAYBAR ELECTRIC CO INC
filed 2016-05-09
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 30, 2016: 16,543,234
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2016	2015
Gross Sales	$1,471,694	$1,399,863
Cash discounts	(6,214)	(6,085)
Net Sales	1,465,480	1,393,778
Cost of merchandise sold	(1,185,833)	(1,134,752)
Gross Margin	279,647	259,026
Selling, general and administrative expenses	(244,732)	(232,067)
Depreciation and amortization	(11,311)	(10,309)
Other income, net	2,292	4,342
Income from Operations	25,896	20,992
Interest expense, net	(657)	(513)
Income before Provision for Income Taxes	25,239	20,479
Provision for income taxes	(10,142)	(7,985)
Net Income	15,097	12,494
Less: Net income attributable to noncontrolling interests	(52)	(34)
Net Income attributable to Graybar Electric Company, Inc.	$15,045	$12,460
Net Income per share of Common Stock(A)	$0.91	$0.76
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	16,538	16,424
(A)Adjusted for the declaration of a 2.5% stock dividend in 2015, shares related to which were issued in February 2016.  Prior to the adjustment, the average common shares outstanding were 16,023 for the three months ended March 31, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2016	2015
Net Income	$15,097	$12,494
Other Comprehensive Income
Foreign currency translation	5,104	(6,359)
Pension and postretirement benefits liability adjustment (net of tax of $(1,828), and $(1,845), respectively)	2,872	2,898
Total Other Comprehensive Income (Loss)	7,976	(3,461)
Comprehensive Income	$23,073	$9,033
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	293	(189)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$22,780	$9,222

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2016	December 31, 2015
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$91,073	$37,931
Trade receivables (less allowances of $5,866 and $5,879, respectively)			901,150	928,276
Merchandise inventory			544,803	518,288
Other current assets			24,034	31,305
Total Current Assets			1,561,060	1,515,800
Property, at cost
Land			76,195	75,968
Buildings			444,302	443,137
Furniture and fixtures			275,432	271,605
Software			86,363	85,423
Capital leases			32,554	32,543
Total Property, at cost			914,846	908,676
Less – accumulated depreciation and amortization			(484,924)	(474,810)
Net Property			429,922	433,866
Other Non-current Assets			97,013	99,877
Total Assets			$2,087,995	$2,049,543
LIABILITIES
Current Liabilities
Short-term borrowings			$142,339	$104,978
Current portion of long-term debt			4,446	6,558
Trade accounts payable			768,089	766,089
Accrued payroll and benefit costs			92,168	111,069
Other accrued taxes			18,846	16,880
Other current liabilities			65,463	64,783
Total Current Liabilities			1,091,351	1,070,357
Postretirement Benefits Liability			70,069	70,303
Pension Liability			180,306	185,211
Long-term Debt			8,223	10,272
Other Non-current Liabilities			26,175	25,254
Total Liabilities			1,376,124	1,361,397
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2016	December 31, 2015
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,038,439	13,668,055
Issued to shareholders	2,752,320	2,721,926
In treasury, at cost	(198,253)	(65,890)
Outstanding Common Stock	16,592,506	16,324,091	331,850	326,482
Advance Payments on Subscriptions to Common Stock			508	—
Retained Earnings			558,842	548,780
Accumulated Other Comprehensive Loss			(182,700)	(190,435)
Total Graybar Electric Company, Inc. Shareholders’ Equity			708,500	684,827
Noncontrolling Interests			3,371	3,319
Total Shareholders’ Equity			711,871	688,146
Total Liabilities and Shareholders’ Equity			$2,087,995	$2,049,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2016	2015
Cash Flows from Operations
Net Income	$15,097	$12,494
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	11,311	10,309
Deferred income taxes	(210)	(1,283)
Net gains on disposal of property	(1,653)	(3,699)
Net income attributable to noncontrolling interests	(52)	(34)
Changes in assets and liabilities:
Trade receivables	27,126	66,859
Merchandise inventory	(26,515)	(38,644)
Other current assets	7,271	11,659
Other non-current assets	1,065	4,167
Trade accounts payable	2,000	(25,022)
Accrued payroll and benefit costs	(18,901)	(23,364)
Other current liabilities	6,522	807
Other non-current liabilities	482	3,423
Total adjustments to net income	8,446	5,178
Net cash provided by operations	23,543	17,672
Cash Flows from Investing Activities
Proceeds from disposal of property	1,823	8,312
Capital expenditures for property	(6,065)	(34,706)
Net cash used by investing activities	(4,242)	(26,394)
Cash Flows from Financing Activities
Net increase in short-term borrowings	37,361	29,478
Repayment of long-term debt	(1,853)	(908)
Principal payments under capital leases	(2,319)	(2,202)
Sale of common stock	8,523	7,833
Purchases of common stock	(2,647)	(3,658)
Purchases of noncontrolling interests’ common stock	(241)	(90)
Dividends paid	(4,983)	(4,815)
Net cash provided by financing activities	33,841	25,638
Net Increase in Cash	53,142	16,916
Cash, Beginning of Year	37,931	33,758
Cash, End of Period	$91,073	$50,674

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$11	$4,758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			12,460		34	12,494
Other comprehensive loss				(3,238)	(223)	(3,461)
Stock issued	7,365					7,365
Stock purchased	(3,658)				(90)	(3,748)
Advance payments		468				468
Dividends declared			(4,815)			(4,815)
March 31, 2015	$320,906	$468	$521,317	$(155,431)	$3,024	$690,284

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			15,045		52	15,097
Other comprehensive income				7,735	241	7,976
Stock issued	8,015					8,015
Stock purchased	(2,647)				(241)	(2,888)
Advance payments		508				508
Dividends declared			(4,983)			(4,983)
March 31, 2016	$331,850	$508	$558,842	$(182,700)	$3,371	$711,871

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  Certain reclassifications were made to prior year amounts to conform to the 2016 presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2015, included in our latest Annual Report on Form 10-K.

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since March 31, 2016 that require recognition or disclosure in these financial statements.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2016 have had or are expected to have a material impact on our consolidated financial statements except those noted below:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements and whether we will adopt the guidance early.

In April 2015, FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This Update provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expensed as services are received. The Update is effective for fiscal years beginning after December 15, 2015 and interim periods. We adopted this Update on January 1, 2016. The adoption of this standard did not have a material impact on our results of operation, financial position, or cash flows.

In February 2015, FASB issued ASU 2015-02, "Consolidation". The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this Update on January 1, 2016. The adoption of this standard did not have a material impact on our results of operation, financial position, or cash flows.

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

In March 2016, FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this Update do not change the core principle of the guidance stated in ASU 2014-09. Instead, the amendments in this ASU are intended to further clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09.

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

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $937 and $907 in interest and penalties at March 31, 2016 and December 31, 2015, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

Our unrecognized tax benefits of $2,358 and $2,247 at March 31, 2016 and December 31, 2015, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2016, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $4,983 and $4,815 for the three months ended March 31, 2016 and 2015, respectively.

5. DEBT

Revolving Credit Facility

At March 31, 2016 and December 31, 2015, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of March 31, 2016 and December 31, 2015.

We had total letters of credit of $4,994 outstanding, of which none were issued under the Credit Agreement at March 31, 2016 and December 31, 2015. The letters of credit are used primarily to support certain workers' compensation insurance policies.

There were $142,339 and $104,978 in short-term borrowings outstanding under the Credit Agreement at March 31, 2016 and December 31, 2015, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2016 and 2015 ranged from a minimum of $105,014 and $35,981 to a maximum of $159,596 and $130,878, respectively.

At March 31, 2016, we had unused lines of credit under the Credit Agreement amounting to $407,661 available, compared to $445,022 at December 31, 2015.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreement

At March 31, 2016 and December 31, 2015, we had an uncommitted $100,000 private placement Shelf Agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). The Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Shelf Agreement as of March 31, 2016 and December 31, 2015.

The Shelf Agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of March 31, 2016 and December 31, 2015.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2016 and December 31, 2015.

The net periodic benefit cost for the three months ended March 31, 2016 and 2015 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2016	2015	2016	2015
Service cost	$6,375	$6,500	$575	$675
Interest cost	7,125	6,350	775	750
Expected return on plan assets	(6,775)	(7,025)	—	—
Amortization of:
Net actuarial loss	4,950	4,924	200	251
Prior service cost (gain)	100	113	(550)	(545)
Net periodic benefit cost	$11,775	$10,862	$1,000	$1,131
We made qualified and nonqualified pension contributions totaling $11,631 and $11,532 during the three-month periods ended March 31, 2016 and 2015, respectively. Additional contributions totaling $70,005 are expected to be paid during the remainder of 2016.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,150	$(450)	$4,700	$5,175	$(432)	$4,743
Tax (benefit) expense	(2,003)	175	(1,828)	(2,013)	168	(1,845)
Total reclassifications for the period, net of tax	$3,147	$(275)	$2,872	$3,162	$(264)	$2,898

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12,416)	$(178,019)	$(190,435)	$284	$(152,477)	$(152,193)
Other comprehensive income (loss) before reclassifications	4,863	—	4,863	(6,136)	—	(6,136)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,828) and $(1,845))	—	2,872	2,872	—	2,898	2,898
Net current-period other comprehensive income (loss)	4,863	2,872	7,735	(6,136)	2,898	(3,238)
Ending balance March 31,	$(7,553)	$(175,147)	$(182,700)	$(5,852)	$(149,579)	$(155,431)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $58 at December 31, 2015. During the three months ended March 31, 2016, we designated a location as an asset held for sale with net book value of $464. Also, during the three months ended March 31, 2016, we sold assets classified as held for sale with net book values of $58, and recorded net gains on the assets held for sale of $1,627 in other income, net. The remaining net book value of assets still held for sale at March 31, 2016 is $464 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three-month periods ended March 31, 2016 and 2015.

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

10. ACQUISITION

In April 2015, we acquired 100% of the outstanding capital stock of Advantage Industrial Automation, Inc. (“Advantage”), which provides control and automation solutions to industrial users, OEMs and system integrators, for $18,093 in cash, net of cash acquired. The purchase price allocation resulted in approximately $7,057 and $8,283 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, the Advantage results are reflected in our Condensed Consolidated Financial Statements. Pro forma results of this acquisition were not material; therefore, they are not presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; cyber-attacks; a sustained interruption in the operation of our information systems; increased funding requirements and expenses related to our pension plan; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; disruptions in our sources of supply; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Business Overview

Net sales for the three months ended March 31, 2016 were $1,465,480, a record quarter for first quarter net sales. This was $71,702, or 5.1% higher than the previous record set in 2015. Sales in our construction vertical market increased 10.6%, while our commercial, institutional and government ("CIG") vertical market sales decreased 0.7%, and our industrial and utility sales decreased 2.4% for the quarter.

The gross margin rate for the three months ended March 31, 2016 was 19.1%, which was an increase from 18.6% for the same period last year. Our enhanced gross margin rate was the result of our organic gross margin improvement and product diversification initiatives. Gross margin increased $20,621, or 8.0%, to $279,647 for the three months ended March 31, 2016, when compared to gross margin of $259,026 for the same period last year.

Net income for the three months ended March 31, 2016 increased $2,585, or 20.7%, to $15,045 from $12,460 for the three months ended March 31, 2015. Our performance for the three months ended March 31, 2016 was the result, in part, of our sustained focus on achieving profitable growth and strengthening our position in the supply chain. In addition, over the last several years, we have invested in new and expanded facilities, training and developing our people, and enhancing our technology and service capabilities.

While we will continue to remain focused on organic growth, we will pursue new opportunities to drive our long-term success and expand our reach by adding new locations and exploring potential acquisitions.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Dollars	Percent	Dollars	Percent
Net Sales	$1,465,480	100.0%	$1,393,778	100.0%
Cost of merchandise sold	(1,185,833)	(80.9)	(1,134,752)	(81.4)
Gross Margin	279,647	19.1	259,026	18.6
Selling, general and administrative expenses	(244,732)	(16.7)	(232,067)	(16.7)
Depreciation and amortization	(11,311)	(0.8)	(10,309)	(0.7)
Other income, net	2,292	0.1	4,342	0.3
Income from Operations	25,896	1.7	20,992	1.5
Interest expense, net	(657)	—	(513)	—
Income before Provision for Income Taxes	25,239	1.7	20,479	1.5
Provision for income taxes	(10,142)	(0.7)	(7,985)	(0.6)
Net Income	15,097	1.0	12,494	0.9
Less: Net income attributable to noncontrolling interests	(52)	—	(34)	—
Net Income attributable to Graybar Electric Company, Inc.	$15,045	1.0%	$12,460	0.9%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales totaled $1,465,480 for the quarter ended March 31, 2016, compared to $1,393,778 for the quarter ended March 31, 2015, an increase of $71,702, or 5.1%.  Net sales in our construction vertical market increased for the three months ended March 31, 2016 compared to the same three-month period of 2015 by 10.6%, while net sales in our industrial and utility and CIG vertical markets declined by 2.4% and 0.7%, respectively .

Gross margin increased $20,621, or 8.0%, to $279,647 for the three months ended March 31, 2016, from $259,026 for the same period of 2015 primarily due to our focus on gross margin rate improvement initiatives as well as increased net sales in the first quarter of 2016, compared to the same period of 2015. Our gross margin as a percent of net sales totaled 19.1% for the three months ended March 31, 2016, up from 18.6% for the three months ended March 31, 2015.

Selling, general and administrative expenses ("SG&A") increased $12,665, or 5.5%, to $244,732 in the first quarter of 2016 from $232,067 in the first quarter of 2015, due primarily to an increase in self-insured employee benefit costs compared to the first quarter of 2015. In addition, we had higher compensation-related expenses associated with our sales force expansion initiative and normal compensation increases for our existing workforce for the three months ended March 31, 2016.  Selling, general and administrative expenses as a percentage of net sales totaled 16.7% for the three months ended March 31, 2016 and 2015.

Depreciation and amortization expenses for the three months ended March 31, 2016 increased $1,002, or 9.7%, to $11,311 from $10,309 in the first quarter of 2015, due to an increase in capital spending. Total property, at cost, at March 31, 2016 was $914,846, an increase of $25,903, or 2.9%, when compared to total property, at cost, at March 31, 2015 of $888,943. As a result, depreciation and amortization expenses as a percentage of net sales totaled 0.8% for the three months ended March 31, 2016, up from 0.7% for the same period of 2015.

Other income, net totaled $2,292 for the three-month period ended March 31, 2016, compared to $4,342 for the three months ended March 31, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net for the three months ended March 31, 2016 compared to the same three-month period in 2015 was primarily due to decreases in net gains on the disposal of real and personal property of $2,021.

Interest expense, net increased $144, or 28.1%, to $657 for the three months ended March 31, 2016 compared to $513 for the same period of 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $25,239 for the three months ended March 31, 2016, an increase of $4,760, or 23.2%, from $20,479 for the three months ended March 31, 2015. The increase was primarily due to our growth in gross margin and our ability to manage SG&A.

Our total provision for income taxes increased $2,157, or 27.0%, to $10,142 for the three months ended March 31, 2016, compared to $7,985 for the same period of 2015.  Our effective tax rate was 40.2% for the three months ended March 31, 2016, compared to 39.0% for the same period of 2015. The increase in the effective tax rate is largely attributable to discrete events recorded in 2016 as compared to the prior year. The effective tax rate for the three months ended March 31, 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2016 increased $2,585, or 20.7%, to $15,045 from $12,460 for the three months ended March 31, 2015.

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

Our cash and cash equivalents at March 31, 2016 were $91,073, compared to $37,931 at December 31, 2015, an increase of $53,142, or 140.1%. Our short term borrowings increased significantly, $37,361, or 35.6% during the three-month period to $142,339 at March 31, 2016 from $104,978 at December 31, 2015. These increases were due, in part, to positive cash collections in the last week of the quarter and committed revolver loans spanning the quarter end, respectively. In addition, as previously discussed, we have strategically invested in expanding our service offering by adding new locations, expanding our sales force, and acquiring a new company. Finally, current assets exceeded current liabilities by $469,709 at March 31, 2016, an increase of $24,266, or 5.4%, from $445,443 at December 31, 2015.

Operating Activities

Cash provided by operations for the three months ended March 31, 2016 was $23,543, compared to $17,672 for the three months ended March 31, 2015, an increase of $5,871, or 33.2%. Cash flows provided by operations for March 31, 2016 was attributable to net income of $15,097 as well as increased collections of trade receivables of $27,126, for the three month period ended March 31, 2016, partially offset by increased inventory levels during the three months ended March 31, 2016 of $26,515 to support our expected growth of sales during 2016 and a decrease in accrued payroll benefits of $18,901.

Merchandise inventory turnover increased significantly for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as a result of higher sales volume, partially offset by increased merchandise inventory levels at March 31, 2016 compared to March 31, 2015. The average number of days of sales in trade receivables for the three-month period ended March 31, 2016 increased modestly compared to the same three-month period ended March 31, 2015.

Investing Activities

Net cash used by investing activities totaled $4,242 for the three months ended March 31, 2016, compared to $26,394 for the same three-month period in 2015, a decrease of $22,152, or 83.9%. The decrease was primarily due to lower capital expenditures in the three months ended March 31, 2016 as well as lower proceeds on the disposal of property. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392. In the first quarter of 2016 we disposed of a facility that provided proceeds of $1,686, compared to first quarter of 2015 when we disposed of a regional distribution center in northern California that provided proceeds of $8,214. Both facilities had been classified as an asset held for sale.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 totaled $33,841, compared to $25,638 for the three months ended March 31, 2015, an increase of $8,203, or 32.0%. The increase was primarily due to the increase in our short term borrowings for the three months ended March 31, 2016 to fund our operating and investing activities.

Liquidity

We had a $550,000 revolving credit facility with $407,661 in available capacity at March 31, 2016, compared to $445,022 at December 31, 2015. At March 31, 2016 and December 31, 2015, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the shelf agreement as of March 31, 2016 and December 31, 2015. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $4,994 outstanding, of which none were issued under the $550,000 revolving credit facility at March 31, 2016 and December 31, 2015. The letters of credit are used primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At March 31, 2016, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 to January 31, 2016	38,914	$20.00	N/A
February 1 to February 29, 2016	58,186	$20.00	N/A
March 1 to March 31, 2016	35,263	$20.00	N/A
Total	132,363	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

May 9, 2016	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2016	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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