Form 10-Q
period 2016-06-30
GRAYBAR ELECTRIC CO INC
filed 2016-08-02
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2016: 16,570,271
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2016	2015	2016	2015
Gross Sales	$1,637,514	$1,576,441	$3,109,208	$2,976,304
Cash discounts	(6,993)	(6,433)	(13,207)	(12,518)
Net Sales	1,630,521	1,570,008	3,096,001	2,963,786
Cost of merchandise sold	(1,324,922)	(1,276,663)	(2,510,755)	(2,411,415)
Gross Margin	305,599	293,345	585,246	552,371
Selling, general and administrative expenses	(250,565)	(240,909)	(495,297)	(472,976)
Depreciation and amortization	(11,564)	(10,813)	(22,875)	(21,122)
Other income, net	517	1,217	2,809	5,559
Income from Operations	43,987	42,840	69,883	63,832
Interest expense, net	(763)	(697)	(1,420)	(1,210)
Income before Provision for Income Taxes	43,224	42,143	68,463	62,622
Provision for income taxes	(17,530)	(16,998)	(27,672)	(24,983)
Net Income	25,694	25,145	40,791	37,639
Less: Net income attributable to noncontrolling interests	(59)	(57)	(111)	(91)
Net Income attributable to Graybar Electric Company, Inc.	$25,635	$25,088	$40,680	$37,548
Net Income per share of Common Stock(A)	$1.55	$1.53	$2.46	$2.29
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	16,569	16,386	16,555	16,398
(A)Adjusted for the declaration of a 2.5% stock dividend in 2015, shares related to which were issued in February 2016.  Prior to the adjustment, the average common shares outstanding were 15,987 and 15,998 for the three and six months ended June 30, 2015, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2016	2015	2016	2015
Net Income	$25,694	$25,145	$40,791	$37,639
Other Comprehensive Income
Foreign currency translation	56	1,703	5,160	(4,656)
Pension and postretirement benefits liability adjustment (net of tax of $(1,696), $(1,918), $(3,524), and $(3,763), respectively)	2,662	3,011	5,534	5,909
Total Other Comprehensive Income	2,718	4,714	10,694	1,253
Comprehensive Income	$28,412	$29,859	$51,485	$38,892
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	69	116	362	(73)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$28,343	$29,743	$51,123	$38,965

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2016	December 31, 2015
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$40,662	$37,931
Trade receivables (less allowances of $5,827 and $5,879, respectively)			978,068	928,276
Merchandise inventory			620,023	518,288
Other current assets			28,621	31,305
Total Current Assets			1,667,374	1,515,800
Property, at cost
Land			78,075	75,968
Buildings			446,419	443,137
Furniture and fixtures			279,060	271,605
Software			87,313	85,423
Capital leases			32,570	32,543
Total Property, at cost			923,437	908,676
Less – accumulated depreciation and amortization			(494,817)	(474,810)
Net Property			428,620	433,866
Other Non-current Assets			74,398	99,877
Total Assets			$2,170,392	$2,049,543
LIABILITIES
Current Liabilities
Short-term borrowings			$163,490	$104,978
Current portion of long-term debt			4,211	6,558
Trade accounts payable			845,602	766,089
Accrued payroll and benefit costs			70,307	111,069
Other accrued taxes			17,560	16,880
Other current liabilities			70,431	64,783
Total Current Liabilities			1,171,601	1,070,357
Postretirement Benefits Liability			69,992	70,303
Pension Liability			160,889	185,211
Long-term Debt			7,692	10,272
Other Non-current Liabilities			24,457	25,254
Total Liabilities			1,434,631	1,361,397
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2016	December 31, 2015
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,195,548	13,668,055
Issued to shareholders	2,767,036	2,721,926
In treasury, at cost	(341,019)	(65,890)
Outstanding Common Stock	16,621,565	16,324,091	332,431	326,482
Advance Payments on Subscriptions to Common Stock			511	—
Retained Earnings			579,483	548,780
Accumulated Other Comprehensive Loss			(179,992)	(190,435)
Total Graybar Electric Company, Inc. Shareholders’ Equity			732,433	684,827
Noncontrolling Interests			3,328	3,319
Total Shareholders’ Equity			735,761	688,146
Total Liabilities and Shareholders’ Equity			$2,170,392	$2,049,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2016	2015
Cash Flows from Operations
Net Income	$40,791	$37,639
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	22,875	21,122
Deferred income taxes	2,585	(3,205)
Net gains on disposal of property	(1,719)	(4,355)
Net income attributable to noncontrolling interests	(111)	(91)
Changes in assets and liabilities:
Trade receivables	(49,792)	(23,004)
Merchandise inventory	(101,735)	(55,818)
Other current assets	2,684	17,928
Other non-current assets	19,006	2,806
Trade accounts payable	79,513	30,155
Accrued payroll and benefit costs	(40,762)	(64,013)
Other current liabilities	9,589	(3,752)
Other non-current liabilities	(16,373)	2,901
Total adjustments to net income	(74,240)	(79,326)
Net cash used by operations	(33,449)	(41,687)
Cash Flows from Investing Activities
Proceeds from disposal of property	3,039	9,115
Capital expenditures for property	(16,547)	(50,767)
Acquisition of business, net of cash acquired	—	(18,302)
Net cash used by investing activities	(13,508)	(59,954)
Cash Flows from Financing Activities
Net increase in short-term borrowings	58,512	117,846
Repayment of long-term debt	(1,853)	(1,820)
Principal payments under capital leases	(3,101)	(2,940)
Sale of common stock	11,963	11,022
Purchases of common stock	(5,503)	(7,974)
Purchases of noncontrolling interests’ common stock	(353)	(97)
Dividends paid	(9,977)	(9,616)
Net cash provided by financing activities	49,688	106,421
Net Increase in Cash	2,731	4,780
Cash, Beginning of Year	37,931	33,758
Cash, End of Period	$40,662	$38,538

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$27	$5,292

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			37,548		91	37,639
Other comprehensive income (loss)				1,417	(164)	1,253
Stock issued	10,105					10,105
Stock purchased	(7,974)				(97)	(8,071)
Advance payments		917				917
Dividends declared			(9,616)			(9,616)
June 30, 2015	$319,330	$917	$541,604	$(150,776)	$3,133	$714,208

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			40,680		111	40,791
Other comprehensive income				10,443	251	10,694
Stock issued	11,452					11,452
Stock purchased	(5,503)				(353)	(5,856)
Advance payments		511				511
Dividends declared			(9,977)			(9,977)
June 30, 2016	$332,431	$511	$579,483	$(179,992)	$3,328	$735,761

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2016 that require recognition or disclosure in these financial statements.

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

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $967 and $907 in interest and penalties at June 30, 2016 and December 31, 2015, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2012 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2012 federal return will expire on September 15, 2016, unless extended by consent. Our state income tax returns for 2011 through 2015 remain subject to examination by various state authorities with the latest period closing on December 31, 2020.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2011.

Our unrecognized tax benefits of $2,482 and $2,247 at June 30, 2016 and December 31, 2015, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2016, approximately 83% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $4,994 and $4,801 for the three months ended June 30, 2016 and 2015, respectively. Cash dividends declared were $9,977 and $9,616 for the six months ended June 30, 2016 and 2015, respectively.

5. DEBT

Revolving Credit Facility

At June 30, 2016 and December 31, 2015, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of June 30, 2016 and December 31, 2015.

We had total letters of credit of $5,244 and $4,994 outstanding, of which none were issued under the Credit Agreement at June 30, 2016 and December 31, 2015. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

There were $163,490 and $104,978 in short-term borrowings outstanding under the Credit Agreement at June 30, 2016 and December 31, 2015, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2016 and 2015 ranged from a minimum of $105,014 and $35,981 to a maximum of $225,097 and $184,188, respectively.

At June 30, 2016, we had unused lines of credit under the Credit Agreement amounting to $386,510 available, compared to $445,022 at December 31, 2015.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreement

At June 30, 2016 and December 31, 2015, we had an uncommitted $100,000 private placement Shelf Agreement with Prudential Investment Management, Inc. (the "Shelf Agreement"). The Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Shelf Agreement as of June 30, 2016 and December 31, 2015.

The Shelf Agreement contains various affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. We were in compliance with all covenants as of June 30, 2016 and December 31, 2015.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2016 and December 31, 2015.

The net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2016	2015	2016	2015
Service cost	$6,309	$6,304	$569	$577
Interest cost	7,006	6,251	740	713
Expected return on plan assets	(6,733)	(7,123)	—	—
Amortization of:
Net actuarial loss	4,632	5,090	154	271
Prior service cost (gain)	112	113	(540)	(545)
Net periodic benefit cost	$11,326	$10,635	$923	$1,016

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2016	2015	2016	2015
Service cost	$12,684	$12,804	$1,144	$1,252
Interest cost	14,131	12,601	1,515	1,463
Expected return on plan assets	(13,508)	(14,148)	—	—
Amortization of:
Net actuarial loss	9,582	10,014	354	522
Prior service cost (gain)	212	226	(1,090)	(1,090)
Net periodic benefit cost	$23,101	$21,497	$1,923	$2,147
We made qualified and nonqualified pension contributions totaling $26,000 and $10,002 during the three-month periods ended June 30, 2016 and 2015, respectively. Contributions made during the six-month periods ending June 30, 2016 and 2015 totaled $37,631 and $21,534, respectively. Additional contributions totaling $44,004 are expected to be paid during the remainder of 2016.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$4,786	$(428)	$4,358	$5,361	$(432)	$4,929
Tax (benefit) expense	(1,862)	166	(1,696)	(2,086)	168	(1,918)
Total reclassifications for the period, net of tax	$2,924	$(262)	$2,662	$3,275	$(264)	$3,011

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$9,936	$(878)	$9,058	$10,536	$(864)	$9,672
Tax (benefit) expense	(3,865)	341	(3,524)	(4,099)	336	(3,763)
Total reclassifications for the period, net of tax	$6,071	$(537)	$5,534	$6,437	$(528)	$5,909

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(7,553)	$(175,147)	$(182,700)	$(5,852)	$(149,579)	$(155,431)
Other comprehensive income (loss) before reclassifications	46	—	46	1,644	—	1,644
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,696) and $(1,918))	—	2,662	2,662	—	3,011	3,011
Net current-period other comprehensive income (loss)	46	2,662	2,708	1,644	3,011	4,655
Ending balance June 30,	$(7,507)	$(172,485)	$(179,992)	$(4,208)	$(146,568)	$(150,776)

The following table represents the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12,416)	$(178,019)	$(190,435)	$284	$(152,477)	$(152,193)
Other comprehensive income (loss) before reclassifications	4,909	—	4,909	(4,492)	—	(4,492)
Amounts reclassified from accumulated other comprehensive income (net of tax $(3,524) and $(3,763))	—	5,534	5,534	—	5,909	5,909
Net current-period other comprehensive income (loss)	4,909	5,534	10,443	(4,492)	5,909	1,417
Ending balance June 30,	$(7,507)	$(172,485)	$(179,992)	$(4,208)	$(146,568)	$(150,776)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $58 at December 31, 2015. During the three and six months ended June 30, 2016, we designated locations as an asset held for sale with net book values of $89 and $553, respectively. During the six months ended June 30, 2016, we sold an asset classified as held for sale with a net book value of $58 and recorded a net gain on the asset held for sale of $1,627 in other income, net. The remaining net book value of assets still held for sale at June 30, 2016 is $553 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three and six month periods ended June 30, 2016 and 2015.

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

10. ACQUISITIONS

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

On July 1, 2016, we purchased Cape Electrical Supply ("Cape Electric"), a regional distributor serving electrical contractors and large engineering construction firms, as well as industrial, institutional and utility customers with annual revenues of approximately $125,000. Cape Electric was founded in 1953 and is headquartered in Cape Girardeau, Missouri with 17 locations in the central United States.

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

Business Overview

Net sales for the three months ended June 30, 2016 were $1,630,521, a record quarter for net sales. This was $60,513, or 3.9% higher than the three months ended June 30, 2015. Year-to-date June 30, 2016 net sales totaled $3,096,001, an increase of $132,215, or 4.5%, over year-to-date June 30, 2015 net sales of $2,963,786. Quarter-to-date net sales in our construction vertical market increased 7.8%, while our industrial and utility vertical market net sales decreased 0.4% and CIG vertical market net sales decreased 1.9%. Year-to-date net sales in our construction vertical market increased 9.0%, while our industrial and utility vertical market net sales decreased 1.1% and CIG vertical market net sales decreased 1.4%.

The gross margin rate for the three months ended June 30, 2016 and 2015, was 18.7%. Gross margin increased $12,254, or 4.2%, to $305,599 for the three months ended June 30, 2016, when compared to gross margin of $293,345 for the same period last year. Year-to-date June 30, 2016 and 2015 gross margin rate was 18.9% and 18.6%, respectively. Year-to-date June 30, 2016 gross margin increased $32,875, or 6.0%, to $585,246, compared to gross margin of $552,371 for the same six-month period last year. Our improved gross margin rate continues to be the result of our organic gross margin improvement and product diversification initiatives.

Net income attributable to the Company for the three months ended June 30, 2016 increased $547, or 2.2%, to $25,635 from $25,088 for the three months ended June 30, 2015, while net income attributable to the Company for the six months ended June 30, 2016 increased $3,132, or 8.3%, to $40,680 from $37,548 for the six months ended June 30, 2015.

Our performance for the three and six months ended June 30, 2016 was the result, in part, of our sustained focus on achieving profitable growth and strengthening our position in the supply chain. Over the last several years, we have invested in new and expanded facilities, training and developing our people, and enhancing our technology and service capabilities.

While we will continue to remain focused on organic growth, we will pursue new opportunities to drive our long-term success and expand our reach by adding new locations and exploring potential acquisitions.

Consolidated Results of Operations

The following tables set forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Dollars	Percent	Dollars	Percent
Net Sales	$1,630,521	100.0%	$1,570,008	100.0%
Cost of merchandise sold	(1,324,922)	(81.3)	(1,276,663)	(81.3)
Gross Margin	305,599	18.7	293,345	18.7
Selling, general and administrative expenses	(250,565)	(15.3)	(240,909)	(15.3)
Depreciation and amortization	(11,564)	(0.7)	(10,813)	(0.7)
Other income, net	517	—	1,217	—
Income from Operations	43,987	2.7	42,840	2.7
Interest expense, net	(763)	—	(697)	—
Income before Provision for Income Taxes	43,224	2.7	42,143	2.7
Provision for income taxes	(17,530)	(1.1)	(16,998)	(1.1)
Net Income	25,694	1.6	25,145	1.6
Less: Net income attributable to noncontrolling interests	(59)	—	(57)	—
Net Income attributable to Graybar Electric Company, Inc.	$25,635	1.6%	$25,088	1.6%

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Dollars	Percent	Dollars	Percent
Net Sales	$3,096,001	100.0%	$2,963,786	100.0%
Cost of merchandise sold	(2,510,755)	(81.1)	(2,411,415)	(81.4)
Gross Margin	585,246	18.9	552,371	18.6
Selling, general and administrative expenses	(495,297)	(16.0)	(472,976)	(16.0)
Depreciation and amortization	(22,875)	(0.7)	(21,122)	(0.7)
Other income, net	2,809	—	5,559	0.2
Income from Operations	69,883	2.2	63,832	2.1
Interest expense, net	(1,420)	—	(1,210)	—
Income before Provision for Income Taxes	68,463	2.2	62,622	2.1
Provision for income taxes	(27,672)	(0.9)	(24,983)	(0.8)
Net Income	40,791	1.3	37,639	1.3
Less: Net income attributable to noncontrolling interests	(111)	—	(91)	—
Net Income attributable to Graybar Electric Company, Inc.	$40,680	1.3%	$37,548	1.3%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net sales totaled $1,630,521 for the quarter ended June 30, 2016, compared to $1,570,008 for the quarter ended June 30, 2015, an increase of $60,513, or 3.9%.  Net sales in our construction vertical market increased for the three months ended June 30, 2016 compared to the same three-month period of 2015 by 7.8%, while net sales in our industrial and utility and CIG vertical markets declined by 0.4% and 1.9%, respectively.

Gross margin increased $12,254, or 4.2%, to $305,599 for the three months ended June 30, 2016, from $293,345 for the same period of 2015 primarily due to our focus on gross margin rate improvement initiatives as well as increased net sales in the second quarter of 2016, compared to the same period of 2015. Our gross margin as a percent of net sales remained at 18.7% for the three months ended June 30, 2016 and 2015.

Selling, general and administrative expenses ("SG&A") increased $9,656, or 4.0%, to $250,565 in the second quarter of 2016 from $240,909 in the second quarter of 2015, due primarily to an increase in employee benefit costs and normal compensation increases for the three months ended June 30, 2016.  Selling, general and administrative expenses as a percentage of net sales totaled 15.3% for the three months ended June 30, 2016 and 2015.

Depreciation and amortization expenses for the three months ended June 30, 2016 increased $751, or 6.9%, to $11,564 from $10,813 in the second quarter of 2015, due to an increase in property, at cost. Total property, at cost, at June 30, 2016 was $923,437, an increase of $21,983, or 2.4%, when compared to total property, at cost, at June 30, 2015 of $901,454. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended June 30, 2016 and 2015.

Other income, net totaled $517 for the three-month period ended June 30, 2016, compared to $1,217 for the three months ended June 30, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net for the three months ended June 30, 2016 compared to the same three-month period in 2015 was primarily due to reduced net gains on the disposal of real property of $608.

Interest expense, net increased $66, or 9.5%, to $763 for the three months ended June 30, 2016 compared to $697 for the same period of 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $43,224 for the three months ended June 30, 2016, an increase of $1,081, or 2.6%, from $42,143 for the three months ended June 30, 2015. The increase was primarily due to our growth in gross margin partially offset by increases in SG&A, depreciation and amortization expense, interest expense and a decrease in other income, net.

Our total provision for income taxes increased $532, or 3.1%, to $17,530 for the three months ended June 30, 2016, compared to $16,998 for the same period of 2015.  Our effective tax rate was 40.6% for the three months ended June 30, 2016, compared to 40.3% for the same period of 2015. The increase in the effective tax rate is largely attributable to discrete events recorded in 2016 as compared to the prior year. The effective tax rate for the three months ended June 30, 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2016 increased $547, or 2.2%, to $25,635 from $25,088 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net sales totaled $3,096,001 for the six-month period ended June 30, 2016, compared to $2,963,786 for the six-month period ended June 30, 2015, an increase of $132,215, or 4.5%.  Net sales in our construction vertical market increased for the six months ended June 30, 2016 compared to the same six-month period of 2015 by 9.0%, while net sales in our industrial and utility and CIG vertical markets declined by 1.1% and 1.4%, respectively.

Gross margin increased $32,875, or 6.0%, to $585,246 from $552,371 primarily due to our focus on gross margin rate improvement initiatives, as well as increased net sales in the first six months of 2016, compared to the same period of 2015.  Our gross margin as a percent of net sales totaled 18.9% for the six months ended June 30, 2016, up from 18.6% for the six months ended June 30, 2015.

Selling, general and administrative expenses increased $22,321, or 4.7%, to $495,297, for the six-month period ended June 30, 2016, compared to $472,976 for the six-month period ended June 30, 2015, due primarily to an increase in employee benefit costs and normal compensation increases for the six months ended June 30, 2016.  Selling, general and administrative expenses as a percentage of net sales remained at 16.0% for the six months ended June 30, 2016 and 2015.

Depreciation and amortization expenses for the six months ended June 30, 2016 increased $1,753, or 8.3%, to $22,875 from $21,122 for the same six-month period in 2015, due to an increase in property, at cost. Total property, at cost, at June 30, 2016 was $923,437, an increase of $21,983, or 2.4%, when compared to total property, at cost, at June 30, 2015 of $901,454. Depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the six months ended June 30, 2016 and 2015.

Other income, net totaled $2,809 for the six-month period ended June 30, 2016, compared to $5,559 for the six months ended June 30, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net for the six months ended June 30, 2016 compared to the same six-month period in 2015 was primarily due to reduced net gains on the disposal of real property of $2,629.

Interest expense, net increased $210, or 17.4%, to $1,420 for the six months ended June 30, 2016 compared to $1,210 for the same period of 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $68,463 for the six months ended June 30, 2016, an increase of $5,841, or 9.3%, from $62,622 for the six months ended June 30, 2015. The increase was primarily due to our growth in gross margin and partially offset by increases in SG&A, depreciation and amortization expenses, interest expense and a decrease in other income, net.

Our total provision for income taxes increased $2,689, or 10.8%, to $27,672 for the six months ended June 30, 2016, compared to $24,983 for the same period in 2015.  Our year-to-date effective tax rate was 40.4% for the six months ended June 30, 2016, compared to 39.9% for the same period in 2015.  The increase in the effective tax rate was attributable to discrete events recorded in 2016 as compared to the prior year. The effective tax rate for the six months ended June 30, 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2016 increased $3,132, or 8.3%, to $40,680 from $37,548 for the six months ended June 30, 2015.

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

Our cash and cash equivalents at June 30, 2016 were $40,662, compared to $37,931 at December 31, 2015, an increase of $2,731, or 7.2%. Our short-term borrowings increased significantly, $58,512, or 55.7% during the six-month period to $163,490 at June 30, 2016 from $104,978 at December 31, 2015, primarily due to strategic investments in merchandise inventory to support our growth of sales. In addition, cash collections, as measured by days sales outstanding, improved modestly for the quarter ended June 30, 2016. Finally, current assets exceeded current liabilities by $495,773 at June 30, 2016, an increase of $50,330, or 11.3%, from $445,443 at December 31, 2015.

Operating Activities

Cash used by operations for the six months ended June 30, 2016 was $33,449, compared to $41,687 for the six months ended June 30, 2015, a decrease of $8,238, or 19.8%. Cash flows used by operations for June 30, 2016 was attributable to increased inventory levels during the six months ended June 30, 2016 of $101,735 to support our continued growth of sales during 2016, as well as an increase in trade receivables of $49,792 as a result of increased sales and a modest improvement in days sales outstanding for the three months ended June 30, 2016, and a decrease in accrued payroll benefits of $40,762 as a result of additional voluntary pension contributions made during the second quarter. These uses were partially offset by net income of $40,791 and an increase in trade accounts payable of $79,513.

Merchandise inventory turnover decreased significantly for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as a result of increased merchandise inventory levels, partially offset by higher sales volume at June 30, 2016 compared to June 30, 2015. The average number of days of sales in trade receivables for the six-month period ended June 30, 2016 decreased modestly compared to the same six-month period ended June 30, 2015.

Investing Activities

Net cash used by investing activities totaled $13,508 for the six months ended June 30, 2016, compared to $59,954 for the same six-month period in 2015, a decrease of $46,446, or 77.5%. The decrease was primarily due to lower capital expenditures in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392. In the second quarter of 2016, we acquired two properties for a total of $3,279. In addition, in the second quarter of 2015, we acquired Advantage Industrial Automation, Inc. for $18,093, net of cash acquired. Proceeds on the disposal of property decreased during the six months ended June 30, 2016 compared to 2015. In the first quarter of 2016 we disposed of a local distribution facility that provided proceeds of $1,686, compared to first quarter of 2015 when we disposed of a regional distribution center in northern California that provided proceeds of $8,214. Both facilities had been classified as an asset held for sale.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 totaled $49,688, compared to $106,421 for the six months ended June 30, 2015, a decrease of $56,733, or 53.3%. The decrease was primarily due to the decrease in our short term borrowings for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015, to fund our operating and investing activities.

Liquidity

We had a $550,000 revolving credit facility with $386,510 in available capacity at June 30, 2016, compared to $445,022 at December 31, 2015. At June 30, 2016 and December 31, 2015, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. We have not issued any notes under the shelf agreement as of June 30, 2016 and December 31, 2015. For further discussion related to our revolving credit facility and our private placement shelf agreement, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,244 and $4,994 outstanding, of which none were issued under the $550,000 revolving credit facility at June 30, 2016 and December 31, 2015. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At June 30, 2016, approximately 83% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2016	50,368	$20.00	N/A
May 1 to May 31, 2016	18,323	$20.00	N/A
June 1 to June 30, 2016	74,075	$20.00	N/A
Total	142,766	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

GRAYBAR ELECTRIC COMPANY, INC.

August 2, 2016	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2016	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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