Form 10-Q
period 2016-09-30
GRAYBAR ELECTRIC CO INC
filed 2016-11-01
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2016: 16,575,625
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2016	2015	2016	2015
Gross Sales	$1,697,037	$1,590,576	$4,806,245	$4,566,880
Cash discounts	(7,418)	(6,690)	(20,625)	(19,208)
Net Sales	1,689,619	1,583,886	4,785,620	4,547,672
Cost of merchandise sold	(1,370,861)	(1,280,928)	(3,881,616)	(3,692,343)
Gross Margin	318,758	302,958	904,004	855,329
Selling, general and administrative expenses	(254,969)	(244,672)	(750,266)	(717,648)
Depreciation and amortization	(12,283)	(10,960)	(35,158)	(32,082)
Other income, net	629	1,187	3,438	6,746
Income from Operations	52,135	48,513	122,018	112,345
Interest expense, net	(1,215)	(685)	(2,635)	(1,895)
Income before Provision for Income Taxes	50,920	47,828	119,383	110,450
Provision for income taxes	(20,724)	(19,431)	(48,396)	(44,414)
Net Income	30,196	28,397	70,987	66,036
Less: Net income attributable to noncontrolling interests	(67)	(86)	(178)	(177)
Net Income attributable to Graybar Electric Company, Inc.	$30,129	$28,311	$70,809	$65,859
Net Income per share of Common Stock(A)	$1.82	$1.73	$4.28	$4.02
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	16,573	16,341	16,558	16,379
(A)Adjusted for the declaration of a 2.5% stock dividend in 2015, shares related to which were issued in February 2016.  Prior to the adjustment, the average common shares outstanding were 15,942 and 15,980 for the three and nine months ended September 30, 2015, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2016	2015	2016	2015
Net Income	$30,196	$28,397	$70,987	$66,036
Other Comprehensive Income
Foreign currency translation	(1,148)	(6,082)	4,012	(10,738)
Pension and postretirement benefits liability adjustment (net of tax of $(1,762), $(1,881), $(5,286), and $(5,644), respectively)	2,767	2,955	8,301	8,864
Total Other Comprehensive Income (Loss)	1,619	(3,127)	12,313	(1,874)
Comprehensive Income	$31,815	$25,270	$83,300	$64,162
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	25	(188)	387	(261)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$31,790	$25,458	$82,913	$64,423

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2016	December 31, 2015
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$51,111	$37,931
Trade receivables (less allowances of $6,323 and $5,879, respectively)			1,019,195	928,276
Merchandise inventory			616,294	518,288
Other current assets			25,761	31,305
Total Current Assets			1,712,361	1,515,800
Property, at cost
Land			78,592	75,968
Buildings			450,872	443,137
Furniture and fixtures			284,196	271,605
Software			87,313	85,423
Capital leases			33,652	32,543
Total Property, at cost			934,625	908,676
Less – accumulated depreciation and amortization			(503,888)	(474,810)
Net Property			430,737	433,866
Other Non-current Assets			106,915	99,877
Total Assets			$2,250,013	$2,049,543
LIABILITIES
Current Liabilities
Short-term borrowings			$273,849	$104,978
Current portion of long-term debt			4,272	6,558
Trade accounts payable			794,276	766,089
Accrued payroll and benefit costs			89,747	111,069
Other accrued taxes			20,624	16,880
Other current liabilities			81,633	64,783
Total Current Liabilities			1,264,401	1,070,357
Postretirement Benefits Liability			70,091	70,303
Pension Liability			123,541	185,211
Long-term Debt			7,735	10,272
Other Non-current Liabilities			21,718	25,254
Total Liabilities			1,487,486	1,361,397
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2016	December 31, 2015
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,322,909	13,668,055
Issued to shareholders	2,778,957	2,721,926
In treasury, at cost	(505,514)	(65,890)
Outstanding Common Stock	16,596,352	16,324,091	331,927	326,482
Advance Payments on Subscriptions to Common Stock			954	—
Retained Earnings			604,627	548,780
Accumulated Other Comprehensive Loss			(178,331)	(190,435)
Total Graybar Electric Company, Inc. Shareholders’ Equity			759,177	684,827
Noncontrolling Interests			3,350	3,319
Total Shareholders’ Equity			762,527	688,146
Total Liabilities and Shareholders’ Equity			$2,250,013	$2,049,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2016	2015
Cash Flows from Operations
Net Income	$70,987	$66,036
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	35,158	32,082
Deferred income taxes	2,585	(389)
Net gains on disposal of property	(1,786)	(4,946)
Net income attributable to noncontrolling interests	(178)	(177)
Changes in assets and liabilities:
Trade receivables	(73,623)	(6,696)
Merchandise inventory	(83,059)	(56,416)
Other current assets	5,632	16,126
Other non-current assets	24,369	3,777
Trade accounts payable	16,571	3,647
Accrued payroll and benefit costs	(21,835)	(30,948)
Other current liabilities	17,673	(783)
Other non-current liabilities	(51,832)	(215)
Total adjustments to net income	(130,325)	(44,938)
Net cash (used) provided by operations	(59,338)	21,098
Cash Flows from Investing Activities
Proceeds from disposal of property	3,301	11,170
Capital expenditures for property	(24,820)	(62,078)
Acquisition of business, net of cash acquired	(59,946)	(18,093)
Net cash used by investing activities	(81,465)	(69,001)
Cash Flows from Financing Activities
Net increase in short-term borrowings	168,871	74,320
Repayment of long-term debt	(1,853)	(2,736)
Principal payments under capital leases	(4,116)	(3,969)
Sale of common stock	15,192	13,621
Purchases of common stock	(8,793)	(10,656)
Sales of noncontrolling interests’ common stock	—	401
Purchases of noncontrolling interests’ common stock	(356)	(103)
Dividends paid	(14,962)	(14,418)
Net cash provided by financing activities	153,983	56,460
Net Increase in Cash	13,180	8,557
Cash, Beginning of Year	37,931	33,758
Cash, End of Period	$51,111	$42,315

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$314	$6,731

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2014	$317,199	$—	$513,672	$(152,193)	$3,303	$681,981
Net income			65,859		177	66,036
Other comprehensive loss				(1,436)	(438)	(1,874)
Stock issued	13,151				401	13,552
Stock purchased	(10,656)				(103)	(10,759)
Advance payments		470				470
Dividends declared			(14,418)			(14,418)
September 30, 2015	$319,694	$470	$565,113	$(153,629)	$3,340	$734,988

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			70,809		178	70,987
Other comprehensive income				12,104	209	12,313
Stock issued	14,238					14,238
Stock purchased	(8,793)				(356)	(9,149)
Advance payments		954				954
Dividends declared			(14,962)			(14,962)
September 30, 2016	$331,927	$954	$604,627	$(178,331)	$3,350	$762,527

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since September 30, 2016 that require recognition or disclosure in these financial statements.

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

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $963 and $907 in interest and penalties at September 30, 2016 and December 31, 2015, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2013 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2013 federal return will expire on September 15, 2017, unless extended by consent. Our state income tax returns for 2011 through 2015 remain subject to examination by various state authorities with the latest period closing on December 31, 2020.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2011.

Our unrecognized tax benefits of $2,387 and $2,247 at September 30, 2016 and December 31, 2015, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2016, approximately 84% of the common stock was held in a voting trust that expires by its terms on March 15, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $4,985 and $4,802 for the three months ended September 30, 2016 and 2015, respectively. Cash dividends declared were $14,962 and $14,418 for the nine months ended September 30, 2016 and 2015, respectively.

5. DEBT

Revolving Credit Facility

At September 30, 2016 and December 31, 2015, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of September 30, 2016 and December 31, 2015.

We had total letters of credit of $5,460 and $4,994 outstanding, of which none were issued under the Credit Agreement at September 30, 2016 and December 31, 2015. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

There were $273,849 and $104,978 in short-term borrowings outstanding under the Credit Agreement at September 30, 2016 and December 31, 2015, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2016 and 2015 ranged from a minimum of $105,014 and $35,981 to a maximum of $311,506 and $184,188, respectively.

At September 30, 2016, we had unused lines of credit under the Credit Agreement amounting to $276,151 available, compared to $445,022 at December 31, 2015.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreements

At September 30, 2016 and December 31, 2015, we had an uncommitted $100,000 private placement Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Prudential Shelf Agreement as of September 30, 2016 and December 31, 2015.

On September 22, 2016, we entered into an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow the Company to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. Floating rate note interest rates will be based on London Interbank Offered Rate ("LIBOR") plus a spread. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement.

Each shelf agreement contains customary representations and warranties of the Company and the investor. Each shelf agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under certain other indebtedness of Graybar and its subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA; and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in our Credit Agreement and in the applicable shelf agreement). Upon the occurrence of an event of default, all outstanding obligations of Graybar under any or all of these agreements may be declared immediately due and payable.

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on Graybar and its subsidiaries with respect to indebtedness, liens, changes in the nature of its business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we are subject during the term of the shelf agreement. These covenants are substantially similar to those contained in the Credit Agreement, subject to a number of important exceptions and qualifications set forth in the applicable shelf agreement. We were in compliance with all covenants as of September 30, 2016 and December 31, 2015.

In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with our indebtedness under the Credit Agreement.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2016 and December 31, 2015.

The net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2016	2015	2016	2015
Service cost	$6,342	$6,402	$572	$626
Interest cost	7,066	6,301	757	731
Expected return on plan assets	(6,754)	(7,075)	—	—
Amortization of:
Net actuarial loss	4,791	5,007	177	261
Prior service cost (gain)	106	113	(545)	(545)
Net periodic benefit cost	$11,551	$10,748	$961	$1,073

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2016	2015	2016	2015
Service cost	$19,026	$19,206	$1,716	$1,878
Interest cost	21,197	18,902	2,272	2,194
Expected return on plan assets	(20,262)	(21,223)	—	—
Amortization of:
Net actuarial loss	14,373	15,021	531	783
Prior service cost (gain)	318	339	(1,635)	(1,635)
Net periodic benefit cost	$34,652	$32,245	$2,884	$3,220
We made qualified and nonqualified pension contributions totaling $44,002 and $10,002 during the three-month periods ended September 30, 2016 and 2015, respectively. Contributions made during the nine-month periods ending September 30,

2016 and 2015 totaled $81,633 and $31,536, respectively. Additional contributions totaling $2 are expected to be paid during the remainder of 2016.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$4,968	$(439)	$4,529	$5,268	$(432)	$4,836
Tax (benefit) expense	(1,933)	171	(1,762)	(2,049)	168	(1,881)
Total reclassifications for the period, net of tax	$3,035	$(268)	$2,767	$3,219	$(264)	$2,955

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$14,904	$(1,317)	$13,587	$15,804	$(1,296)	$14,508
Tax (benefit) expense	(5,798)	512	(5,286)	(6,148)	504	(5,644)
Total reclassifications for the period, net of tax	$9,106	$(805)	$8,301	$9,656	$(792)	$8,864

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(7,507)	$(172,485)	$(179,992)	$(4,208)	$(146,568)	$(150,776)
Other comprehensive income (loss) before reclassifications	(1,106)	—	(1,106)	(5,808)	—	(5,808)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,762) and $(1,881))	—	2,767	2,767	—	2,955	2,955
Net current-period other comprehensive income (loss)	(1,106)	2,767	1,661	(5,808)	2,955	(2,853)
Ending balance September 30,	$(8,613)	$(169,718)	$(178,331)	$(10,016)	$(143,613)	$(153,629)

The following table represents the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12,416)	$(178,019)	$(190,435)	$284	$(152,477)	$(152,193)
Other comprehensive income (loss) before reclassifications	3,803	—	3,803	(10,300)	—	(10,300)
Amounts reclassified from accumulated other comprehensive income (net of tax $(5,286) and $(5,644))	—	8,301	8,301	—	8,864	8,864
Net current-period other comprehensive income (loss)	3,803	8,301	12,104	(10,300)	8,864	(1,436)
Ending balance September 30,	$(8,613)	$(169,718)	$(178,331)	$(10,016)	$(143,613)	$(153,629)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $58 at December 31, 2015. During the three months ended September 30, 2016 and 2015, we sold no assets classified as held for sale and recorded no net gains on the assets held for sale. During the nine months ended September 30, 2016, we sold an asset classified as held for sale with a net book value of $58 and recorded a net gain on the asset held for sale of $1,627 in other income, net. During the nine months ended September 30, 2015, we sold assets classified as held for sale with a net book values of $4,669 and recorded a net gains on the assets held for sale of $4,195 in other income, net. The remaining net book value of assets still held for sale at September 30, 2016 is $553 and is recorded in net property in the condensed consolidated balance sheets.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three and nine month periods ended September 30, 2016 and 2015.

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

On July 1, 2016, we purchased Cape Electrical Supply ("Cape Electric"), a regional distributor serving electrical contractors and large engineering construction firms, as well as industrial, institutional and utility customers, for approximately $59,946 in cash, net of cash acquired. The purchase price allocation is preliminary pending finalization of the valuation of the long lived assets including acquired intangible assets, which is expected to be completed in the fourth quarter of 2016. The preliminary purchase price allocation resulted in approximately $16,544 and $23,586 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Advantage and Cape Electric results are reflected in our Condensed Consolidated Financial Statements. Pro forma results of these acquisitions are not material; therefore, they are not presented.

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

Business Overview

Net sales for the three months ended September 30, 2016 were $1,689,619, a record quarter for net sales for the second consecutive quarter. This was $105,733, or 6.7% higher than the three months ended September 30, 2015. Year-to-date September 30, 2016 net sales totaled $4,785,620, an increase of $237,948, or 5.2%, over year-to-date September 30, 2015 net sales of $4,547,672. Quarter-to-date net sales in our construction and CIG vertical markets increased 11.3% and 2.7%, respectively, while our industrial and utility vertical market net sales decreased 1.6%. Year-to-date net sales in our construction vertical market increased 9.8%, while our industrial and utility vertical market net sales decreased 1.2% and our CIG vertical market net sales decreased 0.1%.

The gross margin rate for the three months ended September 30, 2016 and 2015, was 18.9% and 19.1%, resepctively. Gross margin increased $15,800, or 5.2%, to $318,758 for the three months ended September 30, 2016, when compared to gross margin of $302,958 for the same period last year. Year-to-date September 30, 2016 and 2015 gross margin rate was 18.9% and 18.8%, respectively. Year-to-date September 30, 2016 gross margin increased $48,675, or 5.7%, to $904,004, compared to gross margin of $855,329 for the same nine-month period last year. Our year-to-date improved gross margin rate continues to be the result of our organic gross margin improvement and product diversification initiatives.

Net income attributable to the Company for the three months ended September 30, 2016 increased $1,818, or 6.4%, to $30,129 from $28,311 for the three months ended September 30, 2015, while net income attributable to the Company for the nine months ended September 30, 2016 increased $4,950, or 7.5%, to $70,809 from $65,859 for the nine months ended September 30, 2015.

Our performance for the three and nine months ended September 30, 2016 was the result, in part, of our sustained focus on achieving profitable growth and strengthening our position in the supply chain. Over the last several years, we have invested in new and expanded facilities, training and developing our people, and enhancing our technology and service capabilities.

While we will continue to remain focused on organic growth, we will pursue new opportunities to drive our long-term success and expand our reach by looking at new locations and exploring potential acquisitions.

Consolidated Results of Operations

The following tables set forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Dollars	Percent	Dollars	Percent
Net Sales	$1,689,619	100.0%	$1,583,886	100.0%
Cost of merchandise sold	(1,370,861)	(81.1)	(1,280,928)	(80.9)
Gross Margin	318,758	18.9	302,958	19.1
Selling, general and administrative expenses	(254,969)	(15.1)	(244,672)	(15.4)
Depreciation and amortization	(12,283)	(0.7)	(10,960)	(0.7)
Other income, net	629	—	1,187	—
Income from Operations	52,135	3.1	48,513	3.0
Interest expense, net	(1,215)	(0.1)	(685)	—
Income before Provision for Income Taxes	50,920	3.0	47,828	3.0
Provision for income taxes	(20,724)	(1.2)	(19,431)	(1.2)
Net Income	30,196	1.8	28,397	1.8
Less: Net income attributable to noncontrolling interests	(67)	—	(86)	—
Net Income attributable to Graybar Electric Company, Inc.	$30,129	1.8%	$28,311	1.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Dollars	Percent	Dollars	Percent
Net Sales	$4,785,620	100.0%	$4,547,672	100.0%
Cost of merchandise sold	(3,881,616)	(81.1)	(3,692,343)	(81.2)
Gross Margin	904,004	18.9	855,329	18.8
Selling, general and administrative expenses	(750,266)	(15.7)	(717,648)	(15.8)
Depreciation and amortization	(35,158)	(0.7)	(32,082)	(0.7)
Other income, net	3,438	—	6,746	0.1
Income from Operations	122,018	2.5	112,345	2.4
Interest expense, net	(2,635)	—	(1,895)	—
Income before Provision for Income Taxes	119,383	2.5	110,450	2.4
Provision for income taxes	(48,396)	(1.0)	(44,414)	(1.0)
Net Income	70,987	1.5	66,036	1.4
Less: Net income attributable to noncontrolling interests	(178)	—	(177)	—
Net Income attributable to Graybar Electric Company, Inc.	$70,809	1.5%	$65,859	1.4%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net sales totaled $1,689,619 for the quarter ended September 30, 2016, compared to $1,583,886 for the quarter ended September 30, 2015, an increase of $105,733, or 6.7%.  Net sales in our construction and CIG vertical markets increased for the three months ended September 30, 2016 compared to the same three-month period of 2015 by 11.3% and 2.7%, respectively, while net sales in our industrial and utility vertical market declined by 1.6%.

Gross margin increased $15,800, or 5.2%, to $318,758 for the three months ended September 30, 2016, from $302,958 for the same period of 2015 primarily due to increased net sales in the third quarter of 2016, compared to the same period of 2015. Our gross margin as a percent of net sales totaled 18.9% for the three months ended September 30, 2016 compared to 19.1% for the three months ended September 30, 2015. The decrease in gross margin rate was primarily due to a change in sales mix for the three months ended September 30, 2016 compared to the same three month period in 2015.

Selling, general and administrative expenses ("SG&A") increased $10,297, or 4.2%, to $254,969 in the third quarter of 2016 from $244,672 in the third quarter of 2015, due primarily to an increase in employee benefit costs, normal compensation increases and increases in management and sales incentive accruals for the three months ended September 30, 2016.  Selling, general and administrative expenses as a percentage of net sales totaled 15.1% for the three months ended September 30, 2016 compared to 15.4% for the three months ended September 30, 2015.

Depreciation and amortization expenses for the three months ended September 30, 2016 increased $1,323, or 12.1%, to $12,283 from $10,960 in the third quarter of 2015, due to an increase in property, at cost. Total property, at cost, at September 30, 2016 was $934,625, an increase of $29,555, or 3.3%, when compared to total property, at cost, at September 30, 2015 of $905,070. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended September 30, 2016 and 2015.

Other income, net totaled $629 for the three-month period ended September 30, 2016, compared to $1,187 for the three months ended September 30, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was primarily due to lower net gains on the disposal of personal property for the three months ended September 30, 2016 compared to the same three-month period in 2015.

Interest expense, net increased $530, or 77.4%, to $1,215 for the three months ended September 30, 2016 compared to $685 for the same period of 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $50,920 for the three months ended September 30, 2016, an increase of $3,092, or 6.5%, from $47,828 for the three months ended September 30, 2015. The increase was primarily due to our growth in gross margin partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $1,293, or 6.7%, to $20,724 for the three months ended September 30, 2016, compared to $19,431 for the same period of 2015.  Our effective tax rate was 40.7% for the three months ended September 30, 2016, compared to 40.6% for the same period of 2015. The increase in the effective tax rate was largely attributable to an increase in state and foreign taxes. The effective tax rate for the three months ended September 30, 2016 and 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2016 increased $1,818, or 6.4%, to $30,129 from $28,311 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net sales totaled $4,785,620 for the nine-month period ended September 30, 2016, compared to $4,547,672 for the nine-month period ended September 30, 2015, an increase of $237,948, or 5.2%.  Net sales in our construction vertical market increased by 9.8% for the nine months ended September 30, 2016 compared to the same nine-month period of 2015, while net sales in our industrial and utility and CIG vertical markets declined by 1.2% and 0.1%, respectively.

Gross margin increased $48,675, or 5.7%, to $904,004 from $855,329 primarily due to our focus on gross margin rate improvement initiatives, as well as increased net sales in the first nine months of 2016, compared to the same period of 2015.  Our gross margin as a percent of net sales totaled 18.9% for the nine months ended September 30, 2016, up from 18.8% for the nine months ended September 30, 2015.

Selling, general and administrative expenses increased $32,618, or 4.5%, to $750,266, for the nine-month period ended September 30, 2016, compared to $717,648 for the nine-month period ended September 30, 2015, due primarily to an increase in employee benefit costs, normal compensation increases and increases in management and sales incentive accruals for the nine months ended September 30, 2016.  Selling, general and administrative expenses as a percentage of net sales decreased to 15.7% for the nine months ended September 30, 2016 compared to 15.8% for the nine months ended September 30, 2015.

Depreciation and amortization expenses for the nine months ended September 30, 2016 increased $3,076, or 9.6%, to $35,158 from $32,082 for the same nine-month period in 2015, due to an increase in property, at cost. Total property, at cost, at September 30, 2016 was $934,625, an increase of $29,555, or 3.3%, when compared to total property, at cost, at September 30, 2015 of $905,070. Depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2016 and 2015.

Other income, net totaled $3,438 for the nine-month period ended September 30, 2016, compared to $6,746 for the nine months ended September 30, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was primarily due to reduced net gains on the disposal of real and personal property for the nine months ended September 30, 2016 compared to the same nine-month period in 2015.

Interest expense, net increased $740, or 39.1%, to $2,635 for the nine months ended September 30, 2016 compared to $1,895 for the same period of 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $119,383 for the nine months ended September 30, 2016, an increase of $8,933, or 8.1%, from $110,450 for the nine months ended September 30, 2015. The increase was primarily due to our growth in gross margin and partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $3,982, or 9.0%, to $48,396 for the nine months ended September 30, 2016, compared to $44,414 for the same period in 2015.  Our year-to-date effective tax rate was 40.5% for the nine months ended September 30, 2016, compared to 40.2% for the same period in 2015.  The increase in the effective tax rate was attributable to discrete events and an increase in state and foreign taxes as compared to the prior year. The effective tax rate for the nine months ended September 30, 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2016 increased $4,950, or 7.5%, to $70,809 from $65,859 for the nine months ended September 30, 2015.

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

Our cash and cash equivalents at September 30, 2016 were $51,111, compared to $37,931 at December 31, 2015, an increase of $13,180, or 34.7%. Our short-term borrowings increased significantly, $168,871, or 160.9% during the nine-month period to $273,849 at September 30, 2016 from $104,978 at December 31, 2015, primarily due to the financing of strategic investments in merchandise inventory to support the growth of sales and our acquisition of Cape Electric in the third quarter, all funded via short-term lines of credit. In addition, cash collections, as measured by days sales outstanding, declined modestly for the quarter ended September 30, 2016. Finally, current assets exceeded current liabilities by $447,960 at September 30, 2016, an increase of $2,517, or 0.6%, from $445,443 at December 31, 2015.

Operating Activities

Cash used by operations for the nine months ended September 30, 2016 was $59,338, compared to cash provided by operations of $21,098 for the nine months ended September 30, 2015. Cash flows used by operations for September 30, 2016 was attributable to increased inventory levels during the nine months ended September 30, 2016 of $83,059 to support our continued growth of sales during 2016, as well as an increase in trade receivables of $73,623 as a result of increased sales and a modest increase in days sales outstanding for the three months ended September 30, 2016, and a decrease in accrued payroll benefits of $21,835 and a decrease of $51,832 in other non-current liabilities as a result of additional voluntary pension contributions made during the second and third quarters of 2016. These uses were partially offset by net income of $70,987 and an increase in trade accounts payable of $16,571.

Merchandise inventory turnover declined moderately for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, as a result of increased merchandise inventory levels, partially offset by higher sales volume at September 30, 2016 compared to September 30, 2015. The average number of days of sales in trade receivables for the nine-month period ended September 30, 2016 increased moderately compared to the same nine-month period ended September 30, 2015.

Investing Activities

Net cash used by investing activities totaled $81,465 for the nine months ended September 30, 2016, compared to $69,001 for the same nine-month period in 2015, an increase of $12,464, or 18.1%. The increase was primarily due to the acquisition of Cape Electric, net of cash, for $59,946, partially offset by lower capital expenditures in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392. In the second quarter of 2016, we acquired two properties for a total of $3,279. Proceeds on the disposal of property decreased during the nine months ended September 30, 2016 compared to 2015. In the first quarter of 2016 we disposed of a local distribution facility that provided proceeds of $1,686, compared to first quarter of 2015 when we disposed of a regional distribution center in northern California that provided proceeds of $8,214. Both facilities had been classified as an asset held for sale.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 totaled $153,983, compared to $56,460 for the nine months ended September 30, 2015, an increase of $97,523, or 172.7%. The increase was primarily due to the increase in our short term borrowings for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015, to fund our operating and investing activities.

Liquidity

We had a $550,000 revolving credit facility with $276,151 in available capacity at September 30, 2016, compared to $445,022 at December 31, 2015. At September 30, 2016 and December 31, 2015, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At September 30, 2016, we also had an uncommitted $100,000 private placement shelf agreement that allows us to issue senior promissory notes to affiliates of MetLife at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2019. We have not issued any notes under the shelf agreements as of September 30, 2016 and December 31, 2015. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,460 and $4,994 outstanding, of which none were issued under the $550,000 revolving credit facility at September 30, 2016 and December 31, 2015. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2007 Voting Trust Agreement expires by its terms on March 15, 2017. At September 30, 2016, approximately 84% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2016	61,642	$20.00	N/A
August 1 - August 31, 2016	48,160	$20.00	N/A
September 1 - September 30, 2016	54,693	$20.00	N/A
Total	164,495	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

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

	(10)	Material Contract

Private Shelf Agreement, dated September 22, 2016, between the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC and other MetLife affiliates.

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

GRAYBAR ELECTRIC COMPANY, INC.

November 1, 2016	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 1, 2016	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

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

(10)	Material Contract

Private Shelf Agreement, dated September 22, 2016, between the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC and other MetLife affiliates.

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