Form 10-K
period 2016-12-31
GRAYBAR ELECTRIC CO INC
filed 2017-03-10
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2016, was $329,014,400.  Pursuant to a Voting Trust Agreement, dated as of March 16, 2007, approximately 84% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2017 was 17,602,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2017 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its Subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2016, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; cyber-attacks; a sustained interruption in the operation of our information systems; increased funding requirements and expenses related to our pension plan; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; disruptions in our sources of supply; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

All dollar amounts in this Annual Report on Form 10-K are stated in thousands ($000s) except for per share data.

Item 1.  Business

The Company

Graybar is a leading North American distributor of electrical and communications and data networking products and is a provider of related supply chain management and logistics services. We primarily serve customers in the construction, industrial & utility, and commercial, institutional and government ("CIG") vertical markets ("vertical" or "verticals"), with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM").

Through a network of 290 locations across the United States and Canada, our 8,500 employees serve approximately 145,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute approximately one million products purchased from approximately 4,500 manufacturers and suppliers. We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.

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

Competition

  Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial & utility verticals in the U.S. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 30% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

Our industry is influenced by economic and regulatory factors that impact rates of new construction, as well as customers' or end users' decisions to invest in renovation and expansion of facilities and infrastructure. The industry is also affected by changes in technology, both in the products that are typically sold through distribution and in the ways customers choose to transact business with distributors. Driven by customers' omnichannel buying preferences and their desire to increase efficiency and productivity, digitalization is becoming increasingly important to both manufacturers and distributors in our industry.

Our pricing reflects the value associated with the products and services that we provide. We consider our prices to be generally competitive. We believe that, while price is an important customer consideration, the services we provide distinguish us from many of our competitors, whether they are distributors or manufacturers selling directly to our customer base.  We view our ability to quickly supply our customers with a broad range of products through conveniently located distribution facilities as a competitive advantage that customers value.  However, if a customer is not looking for one distributor to provide a wide range of products and does not require prompt delivery or other services, a competitor that does not provide this level of service may be in a position to offer lower prices.

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half our sales in 2016. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

Our next two largest vertical markets we serve are the industrial & utility and CIG. The industrial & utility vertical markets includes customers and products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure. The CIG vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, education and health care sectors.

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2016	2015	2014
Construction	58.9%	56.2%	54.7%
Industrial & Utility	20.7%	21.4%	21.7%
Commercial, Institutional & Government	20.4%	22.4%	22.1%

Products and Suppliers

We distribute approximately one million products purchased from approximately 4,500 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 55% of customer orders from our inventory in both 2016 and 2015.

Approximately 50% of the products we sold during 2016 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Fittings
• Distribution Equipment	• Data Cables and Cords
• LED and Incandescent Lighting	• Wiring Devices
• Fluorescent Lighting	• Fasteners
• Telecommunications Material	• Automation and Controls
• Communication Wire and Cable	• LED, Incandescent and Fluorescent Lamps
• Conduit and Tray	• Enclosures
• Data Connectivity	• MRO Supplies
• Electronic Equipment

These products may be sold into any of the verticals we target, depending on a customer's or end user's needs. Our salesforce is empowered to sell any of these products or related services to any customer, in some cases with the support of specialists who are trained in specific industries and/or new technologies.

Maintaining strong relationships with our suppliers is important to our business, and we enjoy longstanding relationships with several of our suppliers (or their predecessors). However, most of our supplier agreements are nonexclusive national or regional distributorships, terminable upon 30 to 90 days' notice by either party.

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

The sales and distribution facilities operated by us at December 31, 2016 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*	National Distribution Centers
Atlanta	22	Austell, GA
Boston	13	Fresno, CA
California	22	Joliet, IL
Chicago	22	Richmond, VA
Dallas	19	Springfield, MO
Minneapolis	21	Stafford, TX
New York	13	Youngstown, OH
Phoenix	11
Pittsburgh	20
Richmond	18
Seattle	12
St. Louis	19
Tampa	19
*Includes Regional Distribution Centers
U.S. Subsidiaries
Advantage Industrial Automation, Inc.	3
Cape Electrical Supply LLC	17
Commonwealth Controls Corporation	1
International Locations
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

At December 31, 2016, we employed approximately 4,000 people in sales capacities.  Approximately 2,600 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remainder provided support services to our customers and our salesforce and consisted of customer service representatives.

We had orders on hand totaling $850,317 and $869,810 on December 31, 2016 and 2015, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2016 will be filled within the twelve-month period ending December 31, 2017.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 5% of consolidated sales in both 2016 and 2015, and 6% in 2014.  Long-lived assets located outside the U.S. represented approximately 1% of our consolidated total assets at the end of 2016 and 2015, respectively, and approximately 2% at the end of 2014.  We do not have significant foreign currency exposure and, we do not believe there are any other significant risks attendant to our foreign operations.

Employees

At December 31, 2016, we employed approximately 8,500 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 145,000 customers, and our largest customer accounts for only 3% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to obligations to protect systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on these third party vendors to operate secure and reliable systems. A breach in our systems or those of our third party providers that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk that the confidentiality of data held or accessed by third parties may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our revolving credit facility and our private placement shelf agreements impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our credit facility and our private placement shelf agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

For example, in the U.S., as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has promulgated disclosure requirements for companies that manufacture or contract to manufacture goods regarding the inclusion and origin of certain minerals in those products. Some of our customers that purchase products from us for inclusion in the products that they sell wish to rely on us to provide critical data regarding the parts they purchase, including conflict mineral and other responsive information to these regulations. We sell over one million products from approximately 4,500 manufacturers and suppliers, and we may not be able to easily verify the origins for conflict or other minerals used in the products we sell. Our suppliers, and especially those suppliers which are not themselves subject to direct regulation, may not provide conflict mineral and other regulatory information in a useful and systematic manner, if at all. On the other hand, some customers may demand that the products they purchase be "DRC conflict-free". Additionally, other customers may demand that we provide additional information (for which we also must depend on the manufacturer) to assist them in their compliance obligations under the laws of countries where we do not do business. These regulatory and customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

More specifically, with respect to asbestos litigation, as of December 31, 2016, 3,247 individual cases and 66 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding distribution centers, in a district varies from eleven to twenty-two and totals 221 for all districts.  The facilities range in size from 1,000 to 132,000 square feet, with the average being 31,000 square feet.  We own 116 of these facilities and lease 105 of them for varying terms, with the majority having a remaining lease term of less than five years.

We have seven national distribution centers ranging in size from 160,000 to 240,000 square feet.  Five of the national distribution centers are owned and two are leased.  The remaining lease terms on these two leased facilities are two and five years, respectively.

We also have ten regional distribution centers ranging in size from 130,000 to 240,000 square feet.  Five of the ten regional distribution centers are owned and the other five are leased.  The remaining lease terms on the leased regional distribution centers are between three and seven years.

We also have three U.S. subsidiaries with eight owned facilties and thirteen leased distribution facilities. The leased facilities have remaining lease terms between one and ten years. The facilities range in size from 5,000 to 42,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2017, position, offices and certain other information with respect to the executive officers of the Company.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	46	Senior Vice President - Supply Chain Management, February 2015 to present; Vice President - Chief Information Officer, April 2010 to January 2015.
M. W. Geekie	55	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	60	Senior Vice President and Chief Financial Officer, January 2013 to present; District Vice President – Dallas District, October 2004 to December 2012.
W. P. Mansfield	54	Senior Vice President - Sales and Marketing, April 2014 to present; Vice President - Marketing, April 2012 to March 2014; Vice President - Industrial and Commercial, January 2011 to March 2012.
K. M. Mazzarella	56	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present; Executive Vice President, Chief Operating Officer, December 2010 to May 2012.
B. L. Propst	47	Senior Vice President – Human Resources, June 2009 to present.
J. N. Reed	59	Vice President and Treasurer, April 2000 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires on March 1, 2027. At December 31, 2016, approximately 84% of the common stock was held in a voting trust that expired on March 3, 2017.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust. As of March 3, 2017, 4,661 shareholders owning 14,011,446 shares of common stock, or approximately 80% of the total shares outstanding, have agreed to deposit their shares into the new voting trust agreement.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2016	57,756	$20.00	N/A
November 1 to November 30, 2016	47,356	$20.00	N/A
December 1 to December 31, 2016	18,854	$20.00	N/A
Total	123,966	$20.00	N/A

Capital Stock at December 31, 2016
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	6,011	14,594,828
Common Stock	836	2,843,699
Total	6,847	17,438,527

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2016	2015
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	2.10	2.10
Total	$3.00	$3.00
On December 8, 2016, our Board of Directors declared a 5% stock dividend to shareholders of record on December 19, 2016.  Shares representing this dividend were issued on February 3, 2017.

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2016	2015	2014	2013	2012
Gross Sales	$6,413,206	$6,136,343	$6,004,179	$5,682,084	$5,434,509
Cash Discounts	(28,174)	(26,044)	(25,318)	(22,943)	(21,228)
Net Sales	$6,385,032	$6,110,299	$5,978,861	$5,659,141	$5,413,281
Gross Margin	$1,208,378	$1,154,745	$1,118,547	$1,044,156	$1,018,362
Net Income attributable to Graybar Electric Company, Inc.	$93,079	$91,068	$87,428	$81,063	$86,291
Average common shares outstanding(A)	17,386	17,183	17,056	17,151	17,187
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.35	$5.30	$5.13	$4.73	$5.02
Cash Dividends per share of Common Stock	$3.00	$3.00	$4.00	$2.40	$3.00
Total assets	$2,099,232	$2,049,543	$1,939,113	$1,779,505	$1,704,197
Total liabilities	$1,368,343	$1,361,397	$1,257,132	$1,108,724	$1,103,981
Shareholders’ equity	$730,889	$688,146	$681,981	$670,781	$600,216
Working capital(B)	$440,233	$445,443	$444,138	$445,196	$422,281
Long-term debt	$7,271	$10,272	$11,595	$2,731	$1,990
(A)All periods adjusted for the declaration of a 5% stock dividend declared in December 2016, a 2.5% stock dividend declared in December 2015, a 2.5% stock dividend declared in December 2013, and a 20% stock dividend declared in December 2012.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2015, 2014, 2013, and 2012 were 15,965, 15,848, 15,936, and 15,580, respectively.
(B)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2016. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

Over the last several years, we have focused on achieving profitable growth and strengthening our position in the supply chain. We have accomplished these priorities through organic growth and strategic investments in our business.  Specifically, we opened new locations and expanded existing facilities to provide convenient local service to our customers.  We also enhanced our technology and service capabilities to improve efficiency and productivity.  We increased the size of our sales force and invested in training and development for all of our employees.  Finally, we made strategic acquisitions to broaden our reach and complement our core business.  All of these efforts have enabled us, for the year ended December 31, 2016, to achieve new company records in net sales, gross margin and net income.

Our net sales for the year ended December 31, 2016 totaled $6,385,032, an increase of $274,733, or 4.5%, over 2015 net sales of $6,110,299. Year-to-date net sales in our construction and industrial & utility vertical markets increased by 8.5% and 0.2%, respectively, while our year-to-date net sales in our CIG vertical market decreased 1.7%,

Gross margin increased $53,633, or 4.6%, to $1,208,378 for the year ended December 31, 2016, when compared to gross margin of $1,154,745 for the same twelve-month period last year.  The gross margin rate for both years was 18.9%. Several factors contributed to our ability to grow sales while maintaining our gross margin rate, including our acquisitions, pricing initiatives, and ongoing efforts to enhance service to our customers. Selling, general and administrative expenses for the year ended December 31, 2016 grew $43,610, or 4.5%, primarily due to increases in normal compensation increases, increases in medical costs and increases in management and sales incentive accruals.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2016 increased $2,011, or 2.2%, to $93,079 from $91,068 for the year ended December 31, 2015.

We will remain focused on achieving profitable growth and advancing our position as a leader in the supply chain.  We will continue to enhance our value proposition through our people, our capabilities and commitment to service excellence, while we pursue strategic opportunities in technology innovation and potential acquisitions to drive our long-term success.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$6,385,032	100.0%	$6,110,299	100.0%	$5,978,861	100.0%
Cost of merchandise sold	(5,176,654)	(81.1)	(4,955,554)	(81.1)	(4,860,314)	(81.3)
Gross Margin	1,208,378	18.9	1,154,745	18.9	1,118,547	18.7
Selling, general and administrative expenses	(1,008,744)	(15.8)	(965,134)	(15.8)	(935,132)	(15.6)
Depreciation and amortization	(47,852)	(0.7)	(43,242)	(0.7)	(39,151)	(0.7)
Other income, net	5,347	0.1	8,199	0.1	3,918	0.1
Income from Operations	157,129	2.5	154,568	2.5	148,182	2.5
Interest expense, net	(3,630)	(0.1)	(2,227)	—	(1,371)	—
Income before provision for income taxes	153,499	2.4	152,341	2.5	146,811	2.5
Provision for income taxes	(60,186)	(0.9)	(61,009)	(1.0)	(59,125)	(1.0)
Net Income	93,313	1.4	91,332	1.5	87,686	1.5
Net income attributable to noncontrolling interests	(234)	—	(264)	—	(258)	—
Net Income attributable to Graybar Electric Company, Inc.	$93,079	1.5%	$91,068	1.5%	$87,428	1.5%

2016 Compared to 2015

Net sales totaled $6,385,032 for the year ended December 31, 2016, compared to $6,110,299 for the year ended December 31, 2015, an increase of $274,733, or 4.5%.  Net sales in our construction and industrial & utility verticals increased over 2015 by 8.5% and 0.2%, respectively. Our CIG vertical decreased in net sales by 1.7% from 2015.

Gross margin increased $53,633, or 4.6%, to $1,208,378 for the year ended December 31, 2016, from $1,154,745 for the year ended December 31, 2015. The increase resulted from an increase in net sales for the year ended December 31, 2016, compared to the year ended December 31, 2015, as well as our pricing initiatives and our acquisitions. Our gross margin rate was 18.9% for the years ended December 31, 2016 and 2015.

Selling, general and administrative expenses ("SG&A") increased $43,610, or 4.5%, to $1,008,744 for the year ended December 31, 2016 mainly due to an increases in normal compensation increases, increases in medical costs and increases in management and sales incentive accruals for the year ended December 31, 2016. SG&A as a percentage of net sales remained consistent at 15.8% for the years ended December 31, 2016 and 2015.

Depreciation and amortization expenses ("Depreciation") for the year ended December 31, 2016 increased $4,610, or 10.7%, to $47,852 from $43,242 for the year ended December 31, 2015.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2016 was $940,607, an increase of $31,931, or 3.5%, when compared to total property, at cost, at December 31, 2015 of $908,676. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2016 and 2015.

Other income, net totaled $5,347 for the year ended December 31, 2016, compared to $8,199 for the year ended December 31, 2015.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The decrease in other income, net was primarily due to a decrease in net gains on the disposal of real and personal property, partially offset by an increase in miscellaneous income items in 2016 as compared to 2015. Net gains on the disposal of real and personal property was $1,811 for the year ended December 31, 2016, compared to net gains on the disposal of real and personal property of $5,918 for the year ended December 31, 2015.

Interest expense, net increased $1,403, or 63.0%, to $3,630 for the year ended December 31, 2016, from $2,227 for the year ended December 31, 2015. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Our provision for income taxes decreased $823, or 1.3%, to $60,186 for the year ended December 31, 2016 from $61,009 for the year ended December 31, 2015.  Our effective tax rate was 39.2% for the year ended December 31, 2016, down from 40.0% for the year ended December 31, 2015.  The decrease in the effective tax rate was attributable to a decline in the state income tax effective rate and future contingent liabilities. The effective tax rate for the years ended December 31, 2016 and 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2016 increased $2,011, or 2.2%, to $93,079 from $91,068 for the year ended December 31, 2015.

2015 Compared to 2014

Net sales totaled $6,110,299 for the year ended December 31, 2015, compared to $5,978,861 for the year ended December 31, 2014, an increase of $131,438, or 2.2%.  Net sales in our CIG, construction, and industrial & utility verticals increased over 2014 by 3.3%, 2.6%, and 0.1%, respectively.

Gross margin increased $36,198, or 3.2%, to $1,154,745 for the year ended December 31, 2015, from $1,118,547 for the year ended December 31, 2014. The increase resulted from a combination of an improved gross margin rates on sales of merchandise and an increase in net sales for the year ended December 31, 2015, compared to the year ended December 31, 2014.  Our gross margin rate was 18.9% for the year ended December 31, 2015, up from 18.7% in 2014.

SG&A increased $30,002, or 3.2%, to $965,134 for the year ended December 31, 2015, mainly due to higher compensation-related costs resulting from our sales force expansion initiative and normal compensation increases for our existing workforce.  SG&A as a percentage of net sales for the year ended December 31, 2015 was 15.8%, compared to 15.6% for the year ended December 31, 2014.

Depreciation for the year ended December 31, 2015 increased $4,091, or 10.4%, to $43,242 from $39,151 for the year ended December 31, 2014.  This increase was due to an increase in property, at cost.  Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2015 and 2014.

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

Our provision for income taxes increased $1,884, or 3.2%, to $61,009 for the year ended December 31, 2015, from $59,125 for the year ended December 31, 2014.  Our effective tax rate was 40.0% for the year ended December 31, 2015, down from 40.3% for the year ended December 31, 2014. The decrease in the effective tax rate was attributable to the impact of agreed upon adjustments as a result of the Internal Revenue Service ("IRS") examination settlement with respect to all filed Federal tax returns that were recorded during the year ended December 31, 2014 which did not repeat in the twelve months ended December 31, 2015.  The effective tax rate for the year ended December 31, 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes, while the effective tax rate for the twelve months ended December 31, 2014 was higher due to the IRS audit and state and local income taxes.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2016	2015	2014
Operating Activities	$112,200	$96,853	$135,749
Investing Activities	(91,066)	(76,571)	(51,097)
Financing Activities	(15,726)	(16,109)	(85,559)
Net Increase (Decrease) in Cash	$5,408	$4,173	$(907)

Our cash was $43,339 at December 31, 2016, an increase of $5,408, or 14.3%, from $37,931 at December 31, 2015. Our short-term borrowings increased significantly during the year to $140,465 at December 31, 2016 from $104,978 at December 31, 2015, primarily to support our growth in sales, our acquisition of Cape Electrical Supply LLC ("Cape Electric") in the third quarter of 2016, and additional voluntary pension contributions, all funded with short-term lines of credit. Current assets exceeded current liabilities by $440,233 at December 31, 2016, a decrease of $5,210, or 1.2%, from $445,443 at December 31, 2015.

Operating Activities

Cash flows from operations for the year ended December 31, 2016 increased by $15,347 or 15.8%, to $112,200 at December 31, 2016 when compared to $96,853 for the year ended December 31, 2015. Cash flows provided by operations for December 31, 2016 increased due to improved earnings from 2015 to 2016 and our policy of continuing to manage working capital assets to a relatively consistent turnover level comparable to the prior year.

Merchandise inventory turnover improved significantly for the year ended December 31, 2016 as a result of higher sales volume and lower merchandise levels. The average number of days of sales in trade receivables for the year ended December 31, 2016 also improved, albeit modestly, compared to the same twelve month period in 2015.

Investing Activities

Net cash used by investing activities increased by $14,495 for the year ended December 31, 2016 when compared to the year ended December 31, 2015. The increase was primarily due to the acquisition of Cape Electric, net of cash, for $59,946, partially offset by lower capital expenditures for the year ended December 31, 2016 compared to the year ended December 31, 2015. For further discussion of the acquisition, refer to Note 15, "Acquisitions", of the notes to the consolidated financial statements included in Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In the first quarter of 2015, we purchased a new regional distribution center in southern California for $23,392. In the second quarter of 2016, we acquired two properties for a total of $3,279. Proceeds on the disposal of property decreased during the year ended December 31, 2016 compared to 2015. During 2016 we disposed of two local distribution facilities that provided proceeds of $2,153, compared to 2015 when we disposed of a regional distribution center in northern California and two local distribution facilities that provided proceeds of $12,360. All these facilities had been classified as assets held for sale.

Financing Activities

Net cash used by financing activities decreased by $383 for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Liquidity

We had a $550,000 revolving credit facility with $409,535 in available capacity at December 31, 2016, compared to $445,022 at December 31, 2015. On December 31, 2016 and December 31, 2015, we had an uncommitted $100,000 private placement Shelf Agreement with Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2017, subject to the terms and conditions of the agreement. In addition, on September 22, 2016, we entered into another uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”). Subject to the terms and conditions of the agreement, the MetLife Shelf Agreement allows us to issue senior promissory notes to MetLife at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. No notes have ever been issued under the Prudential Shelf Agreement or the MetLife Shelf Agreement, which rank equally with the Company’s Credit Agreement and Prudential Shelf Agreement. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 10, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had letters of credit of $5,244 and $4,994 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2016 and 2015.  The letters of credit are used primarily to support certain workers compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2016:

		Payments due by period
Contractual obligations	Total	2017	2018 and 2019	2020 and 2021	After 2021
Capital lease obligations	$13,863	$4,757	$3,473	$2,123	$3,510
Operating lease obligations	72,597	24,934	33,564	11,491	2,608
Purchase obligations	658,600	658,600	—	—	—
Total	$745,060	$688,291	$37,037	$13,614	$6,118

Capital lease obligations consist of both principal and interest payments. There were no long-term debt obligations at December 31, 2016.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $162,502 of accrued, unfunded pension obligations, $85,430 of accrued, unfunded employment-related benefit obligations, of which $76,576 is related to our postretirement benefit plan, and $1,755 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We also expect to make contributions totaling approximately $60,000 to our defined benefit pension plan and fund $1,589 for nonqualified benefits during 2017 that are not included in the table.  We contributed $80,000 to our defined benefit pension plan and funded $1,634 for nonqualified benefits in 2016.

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

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Uncertainty exists regarding tax positions taken in previously filed tax returns that are still subject to examination and positions that are expected to be taken in future returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.

Merchandise Inventory

We value our inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For years ended December 31, 2016, 2015 and 2014 there were no material differences between our estimated reserve levels and actual write-offs.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.15%	4.48%	3.78%	4.09%
Expected return on plan assets	5.75%	5.75%	—	—

To determine the long-term rate of return, we consider the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2016, was approximately 67% fixed income investments, 19% equity securities and 14% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a 1% decrease in the expected return on plan assets would have increased our 2016 pension expense by approximately $5,400. Our expected rate of return on plan assets assumption will remain consistent for fiscal year 2017 at 5.75%.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a 1% decrease in the discount rate used to calculate both pension expense for 2016 and the pension liability as of December 31, 2016 would have increased pension expense by $8,000 and the pension liability by $82,400.  Similarly, a 1% decrease in the discount rate would have increased postretirement benefits expense by $200 and the December 31, 2016 postretirement benefits liability by $6,400.

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

Based on $140,465 in variable-rate debt outstanding at December 31, 2016, a 1% increase in interest rates would increase our interest expense by $1,405 per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2016
Debt Instruments	2017	2018	2019	2020	2021	After 2021	Total	Fair Value

Long-term, fixed-rate debt	$4,155	$1,672	$996	$811	$751	$3,041	$11,426	$10,442
Weighted-average interest rate	4.19%	5.82%	6.47%	6.60%	6.55%	6.89%

Short-term, variable-rate borrowings	$140,465	$—	$—	$—	$—	$—	$140,465	$140,465
Weighted-average interest rate	1.52%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2016.

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

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graybar Electric Company, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 10, 2017

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2016	2015	2014
Net Sales	$6,385,032	$6,110,299	$5,978,861
Cost of merchandise sold	(5,176,654)	(4,955,554)	(4,860,314)
Gross Margin	1,208,378	1,154,745	1,118,547
Selling, general and administrative expenses	(1,008,744)	(965,134)	(935,132)
Depreciation and amortization	(47,852)	(43,242)	(39,151)
Other income, net	5,347	8,199	3,918
Income from Operations	157,129	154,568	148,182
Interest expense, net	(3,630)	(2,227)	(1,371)
Income before Provision for Income Taxes	153,499	152,341	146,811
Provision for income taxes	(60,186)	(61,009)	(59,125)
Net Income	93,313	91,332	87,686
Net income attributable to noncontrolling interests	(234)	(264)	(258)
Net Income attributable to Graybar Electric Company, Inc.	$93,079	$91,068	$87,428
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$5.35	$5.30	$5.13
(A)Adjusted for the declaration of a 5% stock dividend in December 2016, shares related to which were issued in February 2017. Prior to the adjustment, the average common shares outstanding were 16,364 and 16,244 for the years ended December 31, 2015 and 2014, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2016	2015	2014
Net Income	$93,313	$91,332	$87,686
Other Comprehensive Income
Foreign currency translation	2,218	(13,240)	(6,643)
Pension and postretirement benefits liability adjustment
(net of tax of $5,245, $16,261, and $3,477, respectively)	(8,238)	(25,542)	(5,461)
Total Other Comprehensive (Loss) Income	(6,020)	(38,782)	(12,104)
Comprehensive Income	$87,293	$52,550	$75,582
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	379	(276)	(16)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$86,914	$52,826	$75,598

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2016	2015
ASSETS
Current Assets
Cash and cash equivalents			$43,339	$37,931
Trade receivables (less allowances of $5,025 and $5,879, respectively)			964,180	928,276
Merchandise inventory			516,732	518,288
Other current assets			24,148	31,305
Total Current Assets			1,548,399	1,515,800
Property, at cost
Land			78,440	75,968
Buildings			454,587	443,137
Furniture and fixtures			286,615	271,605
Software			87,313	85,423
Capital leases			33,652	32,543
Total Property, at cost			940,607	908,676
Less – accumulated depreciation and amortization			(512,535)	(474,810)
Net Property			428,072	433,866
Other Non-current Assets			122,761	99,877
Total Assets			$2,099,232	$2,049,543
LIABILITIES
Current Liabilities
Short-term borrowings			$140,465	$104,978
Current portion of long-term debt			4,155	6,558
Trade accounts payable			752,171	766,089
Accrued payroll and benefit costs			121,421	111,069
Other accrued taxes			16,926	16,880
Other current liabilities			73,028	64,783
Total Current Liabilities			1,108,166	1,070,357
Postretirement Benefits Liability			70,628	70,303
Pension Liability			160,950	185,211
Long-term Debt			7,271	10,272
Other Non-current Liabilities			21,328	25,254
Total Liabilities			1,368,343	1,361,397
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2016	2015
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,606,830	13,668,055
Issued to shareholders	2,850,551	2,721,926
In treasury, at cost	(18,854)	(65,890)
Outstanding Common Stock	17,438,527	16,324,091	348,771	326,482
Common shares subscribed	896,456	878,608	17,929	17,572
Less subscriptions receivable	(896,456)	(878,608)	(17,929)	(17,572)
Retained Earnings			575,380	548,780
Accumulated Other Comprehensive Loss			(196,600)	(190,435)
Total Graybar Electric Company, Inc. Shareholders’ Equity			727,551	684,827
Noncontrolling Interests			3,338	3,319
Total Shareholders’ Equity			730,889	688,146
Total Liabilities and Shareholders’ Equity			$2,099,232	$2,049,543

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2016	2015	2014
Cash Flows from Operations
Net Income	$93,313	$91,332	$87,686
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	47,852	43,242	39,151
Deferred income taxes	19,540	4,173	4,096
Net (gains) losses on disposal of property	(1,811)	(5,918)	24
Net income attributable to noncontrolling interests	(234)	(264)	(258)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(18,608)	(3,409)	(100,473)
Merchandise inventory	16,503	(54,080)	(12,753)
Other current assets	7,245	10,698	(18,424)
Other non-current assets	1,137	(149)	(1,008)
Trade accounts payable	(25,534)	36,011	111,172
Accrued payroll and benefit costs	9,839	(16,783)	33,929
Other current liabilities	4,303	(14,596)	(6,198)
Other non-current liabilities	(41,345)	6,596	(1,195)
Total adjustments to net income	18,887	5,521	48,063
Net cash provided by operations	112,200	96,853	135,749
Cash Flows from Investing Activities
Proceeds from disposal of property	4,095	15,701	1,398
Capital expenditures for property	(35,215)	(74,179)	(52,495)
Acquisition of business, net of cash acquired	(59,946)	(18,093)	—
Net cash used by investing activities	(91,066)	(76,571)	(51,097)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	35,487	38,636	(16,100)
Repayment of long-term debt	(1,853)	(3,656)	(1,800)
Principal payments under capital leases	(4,810)	(4,704)	(3,277)
Sales of common stock	17,007	15,723	14,492
Purchases of treasury stock	(11,272)	(14,365)	(15,060)
Sales of noncontrolling interests’ common stock	—	401	—
Purchases of noncontrolling interests’ common stock	(360)	(109)	(318)
Dividends paid	(49,925)	(48,035)	(63,496)
Net cash used by financing activities	(15,726)	(16,109)	(85,559)
Net Increase (Decrease) in Cash	5,408	4,173	(907)
Cash, Beginning of Year	37,931	33,758	34,665
Cash, End of Year	$43,339	$37,931	$33,758
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under capital leases	$427	$7,354	$10,430
Acquisition of software and maintenance under financing arrangement	$—	$—	$7,309
Cash Paid During the Year for:
Interest, net of amounts capitalized	$3,737	$2,024	$1,448
Income taxes, net of refunds	$36,848	$52,076	$64,752

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2013	$317,767	$489,740	$(140,363)	$3,637	$670,781
Net income		87,428		258	87,686
Other comprehensive loss			(11,830)	(274)	(12,104)
Stock issued	14,492				14,492
Stock purchased	(15,060)			(318)	(15,378)
Dividends declared		(63,496)			(63,496)
Balance, December 31, 2014	$317,199	$513,672	$(152,193)	$3,303	$681,981
Net income		91,068		264	91,332
Other comprehensive loss			(38,242)	(540)	(38,782)
Stock issued	15,723			401	16,124
Stock purchased	(14,365)			(109)	(14,474)
Dividends declared	7,925	(55,960)			(48,035)
Balance, December 31, 2015	$326,482	$548,780	$(190,435)	$3,319	$688,146
Net income		93,079		234	93,313
Other comprehensive (loss) income			(6,165)	145	(6,020)
Stock issued	17,007				17,007
Stock purchased	(11,272)			(360)	(11,632)
Dividends declared	16,554	(66,479)			(49,925)
Balance, December 31, 2016	$348,771	$575,380	$(196,600)	$3,338	$730,889

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2016 and 2015 and
for the Years Ended December 31, 2016, 2015, and 2014
(Stated in thousands, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, industrial & utility, and commercial, institutional and government ("CIG") vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products that we sell.  Our business activity is primarily with customers in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2016 presentation.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2016 that require recognition or disclosure in our financial statements.

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

Outgoing Freight Expenses

We record certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $50,949, $51,100, and $49,622 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and/or when circumstances or other events might indicate that impairment may have occurred.  We first perform a qualitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is then quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit using applicable discount rates.

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

Other Postretirement Benefits

We account for postretirement benefits other than pension by accruing the costs of benefits to be provided over the employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of postretirement benefits.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements but have decided we will not adopt the guidance early.

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)". The Update removes the requirement to include within the fair value hierarchy leveling table those investments that measure fair value using the practical expedient available for investments that calculate a net asset value per share (or NAV equivalent, for example member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Even though these investments are removed from the fair value hierarchy, entities should provide or disclose the total amount of investments measured using the net asset value per share (or its equivalent) practical expedient in order to permit reconciliation of fair value of investments included in the fair value hierarchy to the line items disclosed. The guidance contained in the ASU is effective for public business entities for fiscal years beginning after December 15, 2015. The adoption of this standard has been applied retrospectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"), which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB deferred the effective date of the Update for one year. The Update will now be effective for public business entities for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.

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

Our primary source of revenues is from customer purchase orders in the construction, industrial & utility, and CIG markets for electrical and comm/data products. Revenue is currently recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured. We are currently assessing our revenue streams and reporting disclosures to determine the potential impact related to the adoption of ASU 2014-09. We do however believe that, upon adoption of ASU 2014-09, the timing of revenue related to our sales will remain relatively consistent with current practices. At the time of this filing, we believe we will be adopting ASU 2014-09 under the modified retrospective approach.

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2016
Allowance for cash discounts	$1,736	$28,174	$(28,179)	$1,731
Allowance for doubtful accounts	4,143	2,272	(3,121)	3,294
Total	$5,879	$30,446	$(31,300)	$5,025

For the Year Ended December 31, 2015
Allowance for cash discounts	$1,764	$26,044	$(26,072)	$1,736
Allowance for doubtful accounts	5,309	2,545	(3,711)	4,143
Total	$7,073	$28,589	$(29,783)	$5,879

For the Year Ended December 31, 2014
Allowance for cash discounts	$1,560	$25,318	$(25,114)	$1,764
Allowance for doubtful accounts	5,277	3,769	(3,737)	5,309
Total	$6,837	$29,087	$(28,851)	$7,073

4. INVENTORY

Our inventory is stated at the lower of cost (determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 90% and 93% of the total inventories at December 31, 2016 and 2015, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $147,091 and $136,143 greater than reported under the LIFO method at December 31, 2016 and 2015, respectively.  In 2016, we liquidated portions of previously-created LIFO layers, resulting in decreases in cost of merchandise sold of $131. We did not liquidate any portion of previously-created LIFO layers in 2015 and 2014.

Reserves for excess and obsolete inventories were $6,553 and $4,912 at December 31, 2016 and 2015, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $1,641, $495, and $670 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Depreciation expense was $39,332, $38,588, and $35,040 in 2016, 2015, and 2014, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2016 and 2015 were $427 and $7,354, respectively.

We capitalize interest expense on major construction and development projects while in progress. There was no interest capitalized in 2016. Interest capitalized in 2015 and 2014 was $225 and $102, respectively.

Where applicable, we will capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-

implementation stages are expensed as incurred.  We capitalized software and software development costs of $3,542 and $4,559 in 2016 and 2015, respectively, and the amounts are recorded in furniture and fixtures.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $464 and $58 at December 31, 2016 and 2015, respectively, and is recorded in net property in the consolidated balance sheet. During 2016 and 2015, we sold assets classified as held for sale with net book values of $148 and $7,669, respectively, and recorded net gains on the assets held for sale of $2,004 and $4,691, respectively in other income, net.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during 2016 and 2015.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the year ended December 31, 2016 and 2015 were as follows:

	2016	2015
Beginning Balance	$13,737	$6,680
Goodwill Acquired	16,377	7,057
Ending Balance	$30,114	$13,737

In 2016 and 2015, goodwill increased due to the acquisitions of Cape Electrical Supply LLC ("Cape Electric") and Advantage Industrial Automation, Inc. ("Advantage"), respectively. See Note 15, "Acquisitions", for further information on the acquisitions.

As of December 31, 2016, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17,163	$(1,538)	$15,625
Trade name	15 to 20 years	14,263	(543)	13,720
Non-compete agreements	3 to 5 years	281	(84)	197
Other intangible assets	10 years	162	(4)	158
Total		$31,869	$(2,169)	$29,700

	As of December 31, 2015
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10.8 years	$5,970	$(393)	$5,577
Trade name	15 years	2,103	(99)	2,004
Non-compete agreements	5 years	210	(30)	180
Total		$8,283	$(522)	$7,761

In 2016 and 2015, other intangible assets were acquired in the acquisitions of Cape Electric and Advantage, respectively. See Note 15, "Acquisitions", for further information on the acquisitions.

Amortization expense for other intangible assets was $1,647 and $522 in 2016 and 2015, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2017	$2,556
2018	2,556
2019	2,544
2020	2,503
2021	2,490
After 2021	17,051
$29,700

We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2016.

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

Our unrecognized tax benefits of $1,755, $2,247, and $3,104 as of December 31, 2016, 2015, and 2014, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Balance at January 1,	$2,247	$3,104	$3,419
Additions based on tax positions related to current year	397	464	490
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(889)	(252)	(477)
Settlements	—	(1,069)	(328)
Balance at December 31,	$1,755	$2,247	$3,104

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $650 and $907 in interest and penalties at December 31, 2016 and 2015, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2013 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2013 federal return will expire on September 15, 2017, unless extended by consent. Our state income tax returns for 2012 through 2016 remain subject to examination by various state authorities with the latest period closing on December 31, 2021.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2012.

The IRS concluded examinations of the Company's 2008-2011 federal income tax returns. In May 2014, we formalized settlement of the IRS audit for each of these four years. Collectively, including interest, we settled the assessments for $907. This closure has been recorded in our federal income tax expense for 2014.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2016	2015	2014
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.3	3.8	3.5
Other, net	0.9	1.2	1.8
Effective tax rate	39.2%	40.0%	40.3%

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2016	2015	2014
Domestic	$143,567	$143,144	$136,656
Foreign	9,932	9,197	10,155
Income before taxes	$153,499	$152,341	$146,811

	For the Years Ended December 31,
Components of Income Tax Provision	2016	2015	2014
Current expense
U.S. Federal	$33,030	$46,174	$44,713
State	4,821	7,996	7,266
Foreign	2,795	2,666	3,058
Total current expense	$40,646	$56,836	$55,037
Deferred expense (benefit)
U.S. Federal	16,676	3,224	4,049
State	3,008	958	47
Foreign	(144)	(9)	(8)
Total deferred expense (benefit)	$19,540	$4,173	$4,088
Total income tax provision	$60,186	$61,009	$59,125

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2016	2015
Postretirement benefits	$29,788	$29,184
Payroll accruals	2,618	2,995
Bad debt reserves	1,322	1,653
Other deferred tax assets	5,251	5,583
Pension	47,847	64,500
Inventory	11,336	7,173
Subtotal	98,162	111,088
Less: valuation allowances	(136)	(402)
Deferred tax assets	98,026	110,686
Fixed assets	(40,887)	(40,086)
Computer software	(5,724)	(6,412)
Other deferred tax liabilities	(3,043)	(2,438)
Deferred tax liabilities	(49,654)	(48,936)
Net deferred tax assets	$48,372	$61,750

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2016	2015
Deferred tax assets included in other non-current assets	$48,666	$62,047
Deferred tax liabilities included in other non-current liabilities	(294)	(297)

We adopted FASB's ASU 2015-17, "Balance Sheet Classification of Deferred Taxes”, which required entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current, retrospectively beginning January 1, 2015 resulting in a change in presentation of prior periods. Deferred tax assets included in other current assets decreased by $2,777 as of December 31, 2014 with a corresponding increase to deferred tax assets included in other non-current assets. Deferred tax liabilities included in other current liabilities of $365 as of December 31, 2014, were reclassified to other non-current liabilities.

Operating loss carryforwards included in net deferred tax assets at December 31 were:

	2016	2015
Foreign net operating losses(1)	$239	$349
State net operating losses(2)	529	563
(1)Expires in 2024
(2)Expire between 2020 and 2030

Due to uncertainties regarding the utilization of our foreign and state net operating losses, a partial valuation allowance has been applied against the deferred tax benefit at December 31, 2016.

We have undistributed earnings of non-U.S. subsidiaries of $78,767 and $72,488 as of December 31, 2016 and 2015, respectively. We have not made a provision for U.S. federal and state income taxes on these accumulated but undistributed earnings, as such earnings are considered to be indefinitely reinvested outside the U.S.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires on March 1, 2027. At December 31, 2016, approximately 84% of the common stock was held in a voting trust that expired on March 3, 2017. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust. As of March 3, 2017, 4,661 shareholders owning 14,011,446 shares of common stock, or approximately 80% of the total shares outstanding, have agreed to deposit their shares into the new Voting Trust Agreement.

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

During 2016, eligible employees and qualified retirees subscribed for 896,456 shares totaling $17,929.  Subscribers under the Plan elected to make payments under one of the following options: (i) all shares subscribed for on or before January 13, 2017; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 13, 2017, in the case of shares paid for prior to January 13, 2017.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2016	563,590	610,626
2015	718,269	666,861
2014	752,983	780,077

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2016 and 2015.

On December 8, 2016, our Board of Directors declared a 5% common stock dividend. Each shareholder was entitled to one share of common stock for every twenty shares held as of December 19, 2016. The stock was issued on February 3, 2017. On December 10, 2015, our Board of Directors declared a 2.5% common stock dividend.  Each shareholder was entitled to one share of common stock for every forty shares held as of December 18, 2015. The stock was issued on February 1, 2016. There was no common stock dividend declared by our Board of Directors in 2014.

9. NET INCOME PER SHARE OF COMMON STOCK

  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 5% stock dividend declared in 2016 and a 2.5% stock dividend declared in 2015.  There was no stock dividend declared in 2014. The average number of shares used in computing net income per share of common stock at December 31, 2016, 2015, and 2014 was 17,385,952, 17,182,663, and 17,056,076, respectively.

10. DEBT

	December 31,
Long-term Debt	2016	2015
1.85% note, unsecured, due in quarterly installments of $798 beginning in July 2014 through April 2016	$—	$1,586
1.43% note, unsecured, due in quarterly installments of $134 beginning in July 2014 through April 2016	—	267
2.03% to 30.63% capital leases, various maturities	11,426	14,977
	$11,426	$16,830
Less current portion	(4,155)	(6,558)
Long-term Debt	$7,271	$10,272

Long-term Debt matures as follows:
2017	$4,155
2018	1,672
2019	996
2020	811
2021	751
After 2021	3,041
$11,426

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $984 and $1,243 at December 31, 2016 and 2015, respectively.  The fair value of the long-term is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2016 and 2015, respectively.

Revolving Credit Facility

On December 31, 2016 and December 31, 2015, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit subfacility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $300,000.

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

We had total letters of credit of $5,244 and $4,994 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2016 and December 31, 2015, respectively. The letters of credit are used primarily to support certain workers' compensation insurance policies.

Short-term borrowings of $140,465 and $104,978 outstanding at December 31, 2016 and 2015, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2016 and 2015 ranged from a minimum of $105,014 and $35,981 to a maximum of $311,506 and $184,188, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2016 and 2015 amounted to approximately $185,000 and $119,000 at weighted-average interest rates of 1.52% and 1.31%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2016 was 1.83%.

At December 31, 2016, we had available unused committed lines of credit amounting to $409,535, compared to $445,022 at December 31, 2015.  These lines are available to meet our short-term cash requirements, and certain committed lines of credit have annual fees of up to 40 basis points (0.40%) of the committed lines of credit as of December 31, 2016 and 2015.

The Credit Agreement contains various affirmative and negative covenants.  We are also required to maintain certain financial ratios as defined in the Credit Agreement.  We were in compliance with all covenants as of December 31, 2016 and 2015.

Private Placement Shelf Agreements

On December 31, 2016 and December 31, 2015, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). Subject to the terms and conditions set forth below, the Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. At December 31, 2016 and 2015, no notes had been issued under the Prudential Shelf Agreement.

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

Under these shelf agreements, the term of each note issuance will be selected by us and will not exceed 12 years and will have such other particular terms as shall be set forth, in the case of any series of notes, in the Confirmation of Acceptance with respect to such series. Any notes issued under the Prudential Shelf Agreement or under the MetLife Shelf Agreement will be guaranteed by our material domestic subsidiaries, if any, as described in the Prudential Shelf Agreement and the MetLife Shelf Agreement.  Any future proceeds of any issuance under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.

Each shelf agreement contains customary representations and warranties of the Company and the applicable lender.  Each shelf agreement also contains customary events of default, including: a failure to pay principal, interest or fees when due; a failure to comply with covenants; the fact that any representation or warranty made by any of the credit parties is incorrect when given; the occurrence of an event of default under the Credit Agreement or certain other indebtedness of us and our subsidiaries; the commencement of certain insolvency or receivership events affecting any of the credit parties; certain actions under ERISA; and the occurrence of a change in control of Graybar (subject to certain permitted transactions as described in the Credit Agreement).  All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreements.  We were in compliance with all covenants as of December 31, 2016 and 2015.

In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement in the future will continue to be of equal ranking with indebtedness under our Credit Agreement.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan.  Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2016 and 2015.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of period	$634,068	$612,688	$75,937	$77,355
Service cost	25,369	25,607	2,288	2,505
Interest cost	28,263	25,203	3,030	2,925
Actuarial loss (gain)	35,504	21,731	889	(2,165)
Benefits paid from plan assets	(50,422)	(48,471)	—	—
Benefits paid from Company assets	(1,634)	(1,537)	(6,958)	(6,131)
Plan participants' contributions	—	—	1,390	1,448
Administrative expenses paid	(1,359)	(1,153)	—	—
Benefit Obligation at End of Period	669,789	634,068	76,576	75,937
Change in Plan Assets:
Fair value of plan assets at beginning of period	447,258	470,165	—	—
Actual return on plan assets	31,810	(13,283)	—	—
Employer contributions(1)	81,634	41,537	5,568	4,683
Plan participants' contributions	—	—	1,390	1,448
Benefits paid(1)	(52,056)	(50,008)	(6,958)	(6,131)
Administrative expenses paid	(1,359)	(1,153)	—	—
Fair Value of Plan Assets at End of Period	507,287	447,258	—	—
Unfunded Status	$162,502	$186,810	$76,576	$75,937
(1) Includes $1,634 and $1,537 paid from our assets for unfunded nonqualified benefits in fiscal years 2016 and 2015, respectively.

The accumulated benefit obligation for our defined benefit pension plan was $592,810 and $551,662 at December 31, 2016 and 2015, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Current accrued benefit cost	$1,552	$1,599	$5,948	$5,634
Non-current accrued benefit cost	160,950	185,211	70,628	70,303
Net amount recognized	$162,502	$186,810	$76,576	$75,937

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Net actuarial loss	$177,234	$170,180	$11,093	$10,983
Prior service cost (gain)	457	716	(2,527)	(3,860)
Accumulated other comprehensive loss	$177,691	$170,896	$8,566	$7,123

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2017, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$12,911	$530
Prior service cost (gain)	257	(1,332)
Accumulated other comprehensive loss (income)	$13,168	$(802)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.15%	4.48%	3.78%	4.09%
Rate of compensation increase	4.52%	4.44%	—	—
Healthcare cost trend on covered charges	—	—	6% / 5%	6.5% / 5%

For measurement of the postretirement benefit obligation, a 6.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed at December 31, 2016.  This rate is assumed to decline to 5.0% at January 1, 2019 and remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2016 and 2015.

The net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014 included the following components:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$25,369	$25,607	$22,205	$2,288	$2,505	$2,454
Interest cost	28,263	25,203	26,817	3,030	2,925	3,338
Expected return on plan assets	(27,016)	(28,297)	(26,624)	—	—	—
Amortization of:
Net actuarial loss	19,164	20,028	17,639	709	1,044	1,267
Prior service cost (gain)	423	452	952	(2,181)	(2,181)	(2,181)
Settlement loss	—	—	789	—	—	—
Net periodic benefit cost	$46,203	$42,993	$41,778	$3,846	$4,293	$4,878

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.48%	4.08%	4.87%	4.09%	3.77%	4.34%
Expected return on plan assets	5.75%	6.25%	6.25%	—	—	—
Rate of compensation increase	4.44%	4.47%	4.25%	—	—	—
Healthcare cost trend on covered charges	—	—	—	6.5% / 5%	7% / 5%	7.5% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 6.5% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2016.  The rate was assumed to decline to 5.0% in 2019 and to remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2016, 2015 and 2014 net periodic benefit cost.

We expect to make contributions totaling $60,000 to our defined benefit pension plan and fund $1,589 for non-qualified benefits during 2017.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2017	$42,035	$6,059
2018	43,351	6,449
2019	45,689	6,711
2020	47,949	6,893
2021	46,678	6,992
After 2021	259,183	33,882

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
Asset allocation information for the defined benefit pension plan at December 31, 2016 and 2015 is as follows:

Investment	2016 Actual Allocation	2016 Target Allocation Range	2015 Actual Allocation	2015 Target Allocation Range
Equity securities-U.S.	8%	3-15%	12%	3-15%
Equity securities-International	11%	3-15%	11%	3-15%
Fixed income investments-U.S.	62%	35-75%	59%	35-75%
Fixed income investments-International	5%	3-10%	6%	3-10%
Absolute return	5%	5-15%	7%	5-15%
Real assets	3%	3-10%	3%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	5%	0-3%	1%	0-3%
Total	100%	100%	100%	100%

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

Fixed income investments - U.S.
Fixed income investments - U.S. consist of U.S. corporate bonds, government and government agency bonds, as well as a publicly traded mutual fund and commingled funds, both of which invest in corporate and government debt securities within the U.S. U.S. corporate bonds, government and government agency bonds, and the publicly traded mutual fund are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1. The commingled funds are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

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

Real assets
Real assets consists of natural resource fund (oil, gas and forestry) and a real estate investment trust ("REIT"). The natural resource fund is owned by a limited partnership ("LP"). The LP is generally characterized as requiring a long-term commitment with limited liquidity. The value of the LP is not publicly available and thus, is classified as Level 3. The REIT is a commingled trust. The commingled trust is valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the LP and REIT.

Private equity
Private equity is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private equity does not have an actively traded market with readily observable prices. The investments are limited partnerships structured as fund-of-funds. The investments are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private equity investments are classified as Level 3. Audited financial statements are produced on an annual basis for the private equity investments.

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

There have been no changes in the methodologies for determining fair value at December 31, 2016 or 2015.

The following tables set forth, by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2016 and 2015:

December 31, 2016
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$9,827	$30,952	$—	$—	$40,779
Equity securities - International	—	55,619	—	—	55,619
Fixed income investments - U.S.	99,383	218,712	—	—	318,095
Fixed income investments - International	—	27,346	—	—	27,346
Absolute return	25,479	—	—	—	25,479
Real assets	14,852	—	—	195	15,047
Private equity	—	—	—	1,942	1,942
Short-term investments	22,980	—	—	—	22,980
Total	$172,521	$332,629	$—	$2,137	$507,287

December 31, 2015
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$9,206	$43,560	$—	$—	$52,766
Equity securities - International	—	48,004	—	—	48,004
Fixed income investments - U.S.	70,949	196,222	—	—	267,171
Fixed income investments - International	—	26,044	—	—	26,044
Absolute return	32,383	—	—	—	32,383
Real assets	13,166	—	—	456	13,622
Private equity	—	—	—	2,704	2,704
Short-term investments	4,564	—	—	—	4,564
Total	$130,268	$313,830	$—	$3,160	$447,258

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2016 and 2015:

December 31, 2016
	Real Assets	Private Equity	Total
Balance, beginning of year	$456	$2,704	$3,160
Realized gains	12	181	193
Unrealized losses	(19)	(150)	(169)
Purchases	—	121	121
Sales	(254)	(914)	(1,168)
Balance, end of year	$195	$1,942	$2,137

December 31, 2015
	Real Assets	Private Equity	Total
Balance, beginning of year	$548	$3,682	$4,230
Realized gains	—	174	174
Unrealized losses	(37)	(92)	(129)
Purchases	—	188	188
Sales	(55)	(1,248)	(1,303)
Balance, end of year	$456	$2,704	$3,160

12. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions, ranging from 2% to 50% of pay, to the savings portion of the plan subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Effective July 1, 2015, all employees hired or rehired after July 1, 2015, are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. The Company match is equal to 50% of an eligible employee's before-tax contribution, up to 6% of pay, with a maximum match of 3%. The matching contribution expense recognized by us was $363 for the year ended December 31, 2016.

Annual contributions made by us to the profit-sharing portion of the plan are determined by the Board of Directors at their discretion, are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the plan was $41,365, $40,020, and $56,709 for the years ended December 31, 2016, 2015 and 2014, respectively.

13. COMMITMENTS AND CONTINGENCIES

Rental expense was $25,133, $22,685, and $21,891 in 2016, 2015, and 2014, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2017	$24,934
2018	19,516
2019	14,048
2020	7,298
2021	4,193
After 2021	2,608

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) as of December 31 are as follows:

	2016	2015
Currency translation	$(10,343)	$(12,416)
Pension liability	(177,691)	(170,896)
Postretirement benefits liability	(8,566)	(7,123)
Accumulated other comprehensive loss	$(196,600)	$(190,435)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015:

	2016			2015
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Consolidated Statement of Income:
Selling, general and administrative expenses	$19,873	$(1,758)	$18,115	$21,072	$(1,729)	$19,343
Tax (benefit) expense	(7,731)	684	(7,047)	(8,197)	673	(7,524)
Total reclassifications for the period, net of tax	$12,142	$(1,074)	$11,068	$12,875	$(1,056)	$11,819

The following table represents the activity included in accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015:

	2016			2015
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12,416)	$(178,019)	$(190,435)	$284	$(152,477)	$(152,193)
Other comprehensive income (loss) before reclassifications	2,073	—	2,073	(12,700)	—	(12,700)
Amounts reclassified from accumulated other comprehensive income (net of tax $(7,047) and $(7,524))	—	11,068	11,068	—	11,819	11,819
Actuarial gain (loss), (net of tax $12,292 and $23,785)	—	(19,306)	(19,306)	—	(37,361)	(37,361)
Net current-period other comprehensive (loss) income	2,073	(8,238)	(6,165)	(12,700)	(25,542)	(38,242)
Ending balance December 31,	$(10,343)	$(186,257)	$(196,600)	$(12,416)	$(178,019)	$(190,435)

15. ACQUISITIONS

On July 1, 2016, we purchased Cape Electric, a regional distributor serving electrical contractors and large engineering construction firms, as well as industrial, institutional and utility customers, for approximately $59,946 in cash, net of cash acquired. The purchase price allocation resulted in $16,377 and $23,586 of tax deductible goodwill and other intangible assets, respectively.

In April 2015, we acquired 100% of the outstanding capital stock of Advantage, which provides control and automation solutions to industrial users, OEMs and system integrators, for $18,093 in cash, net of cash acquired. The purchase price allocation resulted in $7,057 and $8,283 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Cape Electric and Advantage results are reflected in our Consolidated Financial Statements. Pro forma results of these acquisitions were not material; therefore, they are not presented.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2016 and 2015:

	2016
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,465,480	$1,630,521	$1,689,619	$1,599,412
Gross margin	$279,647	$305,599	$318,758	$304,374
Net income attributable to the Company	$15,045	$25,635	$30,129	$22,270
Net income attributable to the Company per share of common stock(A)	$0.87	$1.47	$1.73	$1.28
(A)All periods adjusted for a 5% stock dividend declared in December 2016.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2016 were 16,537,536, 16,569,408, 16,573,041, and 16,558,984, respectively.

	2015
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,393,778	$1,570,008	$1,583,886	$1,562,627
Gross margin	$259,026	$293,345	$302,958	$299,416
Net income attributable to the Company	$12,460	$25,088	$28,311	$25,209
Net income attributable to the Company per share of common stock(A)	$0.72	$1.46	$1.65	$1.47
(A)All periods adjusted for a 5% stock dividend declared in December 2016 and a 2.5% stock dividend declared in December 2015.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2015 were 16,023,053, 15,986,695, 15,942,178, and 15,927,663, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2017 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2017 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

	1.	Index to Financial Statements

		(i)	Consolidated Statements of Income for each of the three years ended December 31, 2016 (page 22).

		(ii)	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2016 (page 23).

		(iii)	Consolidated Balance Sheets, as of December 31, 2016 and 2015 (page 24).

		(iv)	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016 (page 25).

		(v)	Consolidated Statements of Changes in Shareholders' Equity for each of three years ended December 31, 2016 (page 26).

		(vi)	Notes to Consolidated Financial Statements (pages 27 to 47).

		(vii)	Report of Independent Registered Public Accounting Firm (page 21).

	2.	Index to Financial Schedules

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

Voting Trust Agreement dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company’s Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

The Company hereby agrees to furnish to the Commission upon request a copy of each instrument omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

	(10)	Material Contracts

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 dated March 10, 2016 (Commission File No. 000-00255) and incorporated herein by reference.*

(ii)
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

(v)
Private Shelf Agreement, dated September 22, 2014, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated September 22, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

(vi)
Private Shelf Agreement, dated September 22, 2016, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated November 1, 2016 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March 2017.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 10, 2017.

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

Voting Trust Agreement dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company’s Registration Statement on Form S-1A (Registration No. 333-214560), and incorporated herein by reference.

The Company hereby agrees to furnish to the Commission upon request a copy of each instrument omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

(10)	Material Contracts

(i)
Management Incentive Plan, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 dated March 10, 2016 (Commission File No. 000-00255) and incorporated herein by reference.*

(ii)
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

(v)
Private Shelf Agreement, dated September 22, 2014, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated September 22, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

(vi)
Private Shelf Agreement, dated September 22, 2016, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated November 1, 2016 (Commission File No. 000-00255) and incorporated herein by reference.

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