Form 10-Q
period 2017-03-31
GRAYBAR ELECTRIC CO INC
filed 2017-05-02
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2017: 17,651,041
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2017	2016
Gross Sales	$1,537,869	$1,471,694
Cash discounts	(7,298)	(6,214)
Net Sales	1,530,571	1,465,480
Cost of merchandise sold	(1,230,742)	(1,185,833)
Gross Margin	299,829	279,647
Selling, general and administrative expenses	(258,045)	(244,732)
Depreciation and amortization	(11,876)	(11,311)
Other income, net	608	2,292
Income from Operations	30,516	25,896
Interest expense, net	(797)	(657)
Income before Provision for Income Taxes	29,719	25,239
Provision for income taxes	(11,996)	(10,142)
Net Income	17,723	15,097
Less: Net income attributable to noncontrolling interests	(42)	(52)
Net Income attributable to Graybar Electric Company, Inc.	$17,681	$15,045
Net Income per share of Common Stock(A)	$1.00	$0.87
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	17,621	17,365
(A)Adjusted for the declaration of a 5% stock dividend in 2016, shares related to which were issued in February 2017.  Prior to the adjustment, the average common shares outstanding were 16,538 for the three months ended March 31, 2016.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2017	2016
Net Income	$17,723	$15,097
Other Comprehensive Income
Foreign currency translation	657	5,104
Pension and postretirement benefits liability adjustment (net of tax of $(1,974) and $(1,828), respectively)	3,101	2,872
Total Other Comprehensive Income	3,758	7,976
Comprehensive Income	$21,481	$23,073
Less: Comprehensive income attributable to noncontrolling interests, net of tax	108	293
Comprehensive Income attributable to Graybar Electric Company, Inc.	$21,373	$22,780

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2017	December 31, 2016
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$69,529	$43,339
Trade receivables (less allowances of $5,581 and $5,025, respectively)			941,100	964,180
Merchandise inventory			564,633	516,732
Other current assets			24,933	24,148
Total Current Assets			1,600,195	1,548,399
Property, at cost
Land			78,473	78,440
Buildings			456,039	454,587
Furniture and fixtures			289,379	286,615
Software			87,313	87,313
Capital leases			34,146	33,652
Total Property, at cost			945,350	940,607
Less – accumulated depreciation and amortization			(522,256)	(512,535)
Net Property			423,094	428,072
Other Non-current Assets			123,710	122,761
Total Assets			$2,146,999	$2,099,232
LIABILITIES
Current Liabilities
Short-term borrowings			$166,501	$140,465
Current portion of long-term debt			2,558	4,155
Trade accounts payable			808,829	752,171
Accrued payroll and benefit costs			77,446	121,421
Other accrued taxes			20,191	16,926
Other current liabilities			69,137	73,028
Total Current Liabilities			1,144,662	1,108,166
Postretirement Benefits Liability			70,866	70,628
Pension Liability			147,340	160,950
Long-term Debt			6,894	7,271
Other Non-current Liabilities			24,855	21,328
Total Liabilities			1,394,617	1,368,343
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2017	December 31, 2016
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,334,314	14,606,830
Issued to shareholders	3,537,159	2,850,551
In treasury, at cost	(200,282)	(18,854)
Outstanding Common Stock	17,671,191	17,438,527	353,424	348,771
Advance Payments on Subscriptions to Common Stock			1,020	—
Retained Earnings			587,755	575,380
Accumulated Other Comprehensive Loss			(192,908)	(196,600)
Total Graybar Electric Company, Inc. Shareholders’ Equity			749,291	727,551
Noncontrolling Interests			3,091	3,338
Total Shareholders’ Equity			752,382	730,889
Total Liabilities and Shareholders’ Equity			$2,146,999	$2,099,232

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2017	2016
Cash Flows from Operations
Net Income	$17,723	$15,097
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	11,876	11,311
Deferred income taxes	(644)	(210)
Net gains on disposal of property	(90)	(1,653)
Net income attributable to noncontrolling interests	(42)	(52)
Changes in assets and liabilities:
Trade receivables	23,080	27,126
Merchandise inventory	(47,901)	(26,515)
Other current assets	(785)	7,271
Other non-current assets	(2,790)	1,065
Trade accounts payable	56,658	2,000
Accrued payroll and benefit costs	(43,975)	(18,901)
Other current liabilities	40	6,522
Other non-current liabilities	(4,770)	482
Total adjustments to net income	(9,343)	8,446
Net cash provided by operations	8,380	23,543
Cash Flows from Investing Activities
Proceeds from disposal of property	116	1,823
Capital expenditures for property	(6,235)	(6,065)
Net cash used by investing activities	(6,119)	(4,242)
Cash Flows from Financing Activities
Net increase in short-term borrowings	26,036	37,361
Repayment of long-term debt	—	(1,853)
Principal payments under capital leases	(2,119)	(2,319)
Sale of common stock	9,302	8,523
Purchases of common stock	(3,629)	(2,647)
Purchases of noncontrolling interests’ common stock	(355)	(241)
Dividends paid	(5,306)	(4,983)
Net cash provided by financing activities	23,929	33,841
Net Increase in Cash	26,190	53,142
Cash, Beginning of Year	43,339	37,931
Cash, End of Period	$69,529	$91,073

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$145	$11

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			15,045		52	15,097
Other comprehensive income				7,735	241	7,976
Stock issued	8,015					8,015
Stock purchased	(2,647)				(241)	(2,888)
Advance payments		508				508
Dividends declared			(4,983)			(4,983)
March 31, 2016	$331,850	$508	$558,842	$(182,700)	$3,371	$711,871

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			17,681		42	17,723
Other comprehensive income				3,692	66	3,758
Stock issued	8,282					8,282
Stock purchased	(3,629)				(355)	(3,984)
Advance payments		1,020				1,020
Dividends declared			(5,306)			(5,306)
March 31, 2017	$353,424	$1,020	$587,755	$(192,908)	$3,091	$752,382

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2016, included in our latest Annual Report on Form 10-K.

In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the financial statements presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Graybar and its subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company in subsidiaries consolidated by the Company are accounted for and reported as noncontrolling interests.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since March 31, 2017 that require recognition or disclosure in these financial statements, other than the property sale disclosed in Note 8, "Assets Held for Sale".

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

Other Postretirement Benefits

We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ periods of active service.  These costs are determined on an actuarial basis.  Our condensed consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plan

We sponsor a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the employees’ periods of active service.  These costs are determined on an actuarial basis.  Our condensed consolidated balance sheets reflect the funded status of the defined benefit pension plan.

New Accounting Standards

No new accounting standards that were issued or became effective during 2017 have had or are expected to have a material impact on our condensed consolidated financial statements except those noted below:

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2017-07, “Compensation - Retirement Benefits (Topic 715)” ("ASU 2017-07"). The changes to the standard require employers to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact ASU 2017-07 will have on our condensed consolidation financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our condensed consolidated financial statements and whether we will adopt the guidance early.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, with amendments in 2015 and 2016 ("ASU 2014-09"). The guidance was initially effective January 1, 2017 and early adoption was not permitted. The amended guidance provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date.

The new standard and related amendments provide for two alternative implementation methods:  a full retrospective approach and a modified retrospective approach. The full retrospective approach applies the new standard retrospectively to each prior reporting period presented.  This method allows the use of certain practical expedients. The modified retrospective approach applies the new standard retrospectively in the year of initial adoption and records a cumulative effect adjustment for the impact of adjusting contracts open at the date of adoption.  Under this transition method, we would apply this guidance retrospectively only to contracts that are not completed at the date of initial application, which for us will be January 1, 2018.  We would then recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. This method also requires us to disclose comparative information for the year of adoption.

Our primary source of revenues is from customer purchase orders in the construction, industrial & utility, and CIG markets for electrical and comm/data products. Revenue is currently recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured. Given the scope of work required to implement the recognition and disclosure requirements under the new standard, we are currently assessing our revenue streams and reporting disclosures to determine the potential impact related to the adoption of ASU 2014-09. We do however believe that, upon adoption of ASU 2014-09, the timing of revenue related to our sales will remain relatively consistent with current practices. At the time of this filing, we believe we will be adopting ASU 2014-09 under the modified retrospective approach although we continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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

Our unrecognized tax benefits of $1,850 and $1,755 at March 31, 2017 and December 31, 2016, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $677 and $650 in interest and penalties at March 31, 2017 and December 31, 2016, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires on March 1, 2027. At March 31, 2017, 4,906 shareholders owning 14,179,701 shares of common stock, or approximately 80% of the total shares of common stock, was held in a voting trust that expires by its terms on March 1, 2027. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $5,306 and $4,983 for the three months ended March 31, 2017 and 2016, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2017 and December 31, 2016.

5. DEBT

Revolving Credit Facility

At March 31, 2017 and December 31, 2016, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of March 31, 2017 and December 31, 2016.

There were $166,501 and $140,465 in short-term borrowings outstanding under the Credit Agreement at March 31, 2017 and December 31, 2016, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2017 and 2016 ranged from a minimum of $112,292 and $105,014 to a maximum of $166,501 and $159,596, respectively.

We had total letters of credit of $5,244 outstanding, of which none were issued under the Credit Agreement at both March 31, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

At March 31, 2017, we had unused lines of credit under the Credit Agreement amounting to $383,499 available, compared to $409,535 at December 31, 2016.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreements

At March 31, 2017 and December 31, 2016, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Prudential Shelf Agreement as of March 31, 2017 and December 31, 2016.

On September 22, 2016, we entered into an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow the Company to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. Floating rate note interest rates will be based on London Interbank Offered Rate ("LIBOR") plus a spread. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement. No notes had been issued under the MetLife Shelf Agreement as of March 31, 2017 and December 31, 2016.

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

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreements.  We were in compliance with all covenants as of March 31, 2017 and December 31, 2016.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2017 and December 31, 2016.

The net periodic benefit cost for the three months ended March 31, 2017 and 2016 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2017	2016	2017	2016
Service cost	$6,700	$6,375	$575	$575
Interest cost	7,000	7,125	700	775
Expected return on plan assets	(7,725)	(6,775)	—	—
Amortization of:
Net actuarial loss	5,300	4,950	225	200
Prior service cost (gain)	100	100	(550)	(550)
Net periodic benefit cost	$11,375	$11,775	$950	$1,000

We made qualified and nonqualified pension contributions totaling $19,584 and $11,631 during the three-month periods ended March 31, 2017 and 2016, respectively. Additional contributions totaling $42,005 are expected to be paid during the remainder of 2017.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,525	$(450)	$5,075	$5,150	$(450)	$4,700
Tax (benefit) expense	(2,149)	175	(1,974)	(2,003)	175	(1,828)
Total reclassifications for the period, net of tax	$3,376	$(275)	$3,101	$3,147	$(275)	$2,872

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10,343)	$(186,257)	$(196,600)	$(12,416)	$(178,019)	$(190,435)
Other comprehensive income (loss) before reclassifications	591	—	591	4,863	—	4,863
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,974) and $(1,828))	—	3,101	3,101	—	2,872	2,872
Net current-period other comprehensive income (loss)	591	3,101	3,692	4,863	2,872	7,735
Ending balance March 31,	$(9,752)	$(183,156)	$(192,908)	$(7,553)	$(175,147)	$(182,700)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $464 at March 31, 2017 and December 31, 2016, and is recorded in net property in the condensed consolidated balance sheets. We did not sell any assets that were classified as held for sale during the three months ended March 31, 2017. During the three months ended March 31, 2016, we sold assets classified as held for sale with a net book values of $58 and recorded net gains on the assets held for sale of $1,627 in other income, net.

Subsequent to March 31, 2017, but prior to issuance of this report, we sold the last location included as an asset held for sale. The location had a net book value of $464 and yielded a net gain of $197.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three-month periods ended March 31, 2017 and 2016.

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

10. ACQUISITIONS

In July 2016, we acquired Cape Electrical Supply ("Cape Electric"), a regional distributor serving electrical contractors and large engineering construction firms, as well as industrial, institutional and utility customers, for approximately $59,946 in cash, net of cash acquired. The purchase price allocation resulted in $16,377 and $23,586 of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Cape Electric results are reflected in our condensed consolidated financial statements. Pro forma results of this acquisition are not material; therefore, they are not presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2016, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; cyber-attacks; a sustained interruption in the operation of our information systems; increased funding requirements and expenses related to our pension plan; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; disruptions in our sources of supply; compliance with increasing governmental regulations; adverse legal proceedings or other claims; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, industrial & utility and commercial, institutional and government ("CIG") vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEMs"). All products sold by us are purchased by us from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily with customers in the United States ("U.S.").  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

Our investments over the past several years in facilities, people and technology continue to drive profitable growth, particularly in the construction and industrial & utility markets. We are also continuing to focus on growing our business and advancing our leadership position through innovation and exceptional service for our customers. The combined results of our efforts enabled us to establish a new record for our first quarter net sales.
Our net sales for the three months ended March 31, 2017 were $1,530,571, which was $65,091, or 4.4% higher than our previous first quarter record set in 2016. Sales in our construction and industrial & utility vertical markets increased 5.2% and 10.9%, respectively, while our CIG vertical market sales decreased 4.2% for the quarter.

The gross margin rate for the three months ended March 31, 2017 was 19.6%, an increase from 19.1% for the first quarter last year. Our increased gross margin rate was the result of our pricing and product diversification initiatives and our acquisitions in the past two years. Gross margin increased $20,182, or 7.2%, to $299,829 for the three months ended March 31, 2017, when compared to gross margin of $279,647 for the same quarter last year.

Net income for the three months ended March 31, 2017 increased $2,636, or 17.5%, to $17,681 from $15,045 for the three months ended March 31, 2016. Our performance for the three months ended March 31, 2017 was the result, in part, of our sustained focus on growing our business and our disciplined approach to managing resources.

We remain focused on achieving profitable growth and strengthening our position as a leader in the supply chain. We will continue to enhance our value proposition to drive growth, while we pursue strategic investments in technology and potential acquisitions to broaden our reach and diversify our business.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Dollars	Percent	Dollars	Percent
Net Sales	$1,530,571	100.0%	$1,465,480	100.0%
Cost of merchandise sold	(1,230,742)	(80.4)	(1,185,833)	(80.9)
Gross Margin	299,829	19.6	279,647	19.1
Selling, general and administrative expenses	(258,045)	(16.8)	(244,732)	(16.7)
Depreciation and amortization	(11,876)	(0.8)	(11,311)	(0.8)
Other income, net	608	—	2,292	0.1
Income from Operations	30,516	2.0	25,896	1.7
Interest expense, net	(797)	—	(657)	—
Income before Provision for Income Taxes	29,719	2.0	25,239	1.7
Provision for income taxes	(11,996)	(0.8)	(10,142)	(0.7)
Net Income	17,723	1.2	15,097	1.0
Less: Net income attributable to noncontrolling interests	(42)	—	(52)	—
Net Income attributable to Graybar Electric Company, Inc.	$17,681	1.2%	$15,045	1.0%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net sales totaled $1,530,571 for the quarter ended March 31, 2017, compared to $1,465,480 for the quarter ended March 31, 2016, an increase of $65,091, or 4.4%.  Net sales in our construction and industrial & utility vertical markets increased for the three months ended March 31, 2017, compared to the same three-month period of 2016 by 5.2% and 10.9%, respectively, while net sales in our CIG vertical market declined by 4.2%.

Our gross margin as a percent of net sales for the three months ended March 31, 2017 was 19.6%, a moderate increase from 19.1% for the three months ended March 31, 2016. The increase in gross margin rate was primarily due to pricing and product diversification initiatives, and recent acquisitions. Gross margin increased $20,182, or 7.2%, to $299,829 for the three months ended March 31, 2017, from $279,647 for the same period of 2016.

Selling, general and administrative expenses ("SG&A") increased $13,313, or 5.4%, to $258,045 in the first quarter of 2017 from $244,732 in the first quarter of 2016, due primarily to growth in headcount and normal compensation increases.  Selling, general and administrative expenses as a percentage of net sales totaled 16.8% for the three months ended March 31, 2017, compared to 16.7% for the three months ended March 31, 2016.

Depreciation and amortization expenses for the three months ended March 31, 2017 increased $565, or 5.0%, to $11,876 from $11,311 in the first quarter of 2016, due to an increase in property, at cost. Total property, at cost, at March 31, 2017 was $945,350, an increase of $30,504, or 3.3%, when compared to total property, at cost, at March 31, 2016 of $914,846. Depreciation and amortization expenses as a percentage of net sales totaled 0.8% for the three months ended March 31, 2017 and 2016.

Other income, net totaled $608 for the three-month period ended March 31, 2017, compared to $2,292 for the three months ended March 31, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was primarily due to lower net gains on the disposal of real and personal property for the three months ended March 31, 2017 compared to the same three-month period in 2016.

Interest expense, net increased $140, or 21.3%, to $797 for the three months ended March 31, 2017, compared to $657 for the same period of 2016. The increase was primarily due to higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $29,719 for the three months ended March 31, 2017, an increase of $4,480, or 17.8%, from $25,239 for the three months ended March 31, 2016. The increase was primarily due to our growth in gross margin partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $1,854, or 18.3%, to $11,996 for the three months ended March 31, 2017, compared to $10,142 for the same period of 2016.  The increase in our provision for income taxes is due to higher pretax income for the three months ended March 31, 2017 as compared to the same period in 2016. Our effective tax rate was 40.4% for the three months ended March 31, 2017, compared to 40.2% for the same period of 2016. The effective tax rate for the three months ended March 31, 2017 and 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2017 increased $2,636, or 17.5%, to $17,681 from $15,045 for the three months ended March 31, 2016.

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

Our cash and cash equivalents at March 31, 2017 were $69,529, compared to $43,339 at December 31, 2016, an increase of $26,190, or 60.4%. Our short-term borrowings increased significantly, $26,036, or 18.5% during the three-month period to $166,501 at March 31, 2017 from $140,465 at December 31, 2016, primarily due to the financing of strategic investments in merchandise inventory to support the growth of sales, funding of employee benefits and additional voluntary pension contributions, all funded via short-term lines of credit. Current assets exceeded current liabilities by $455,533 at March 31, 2017, an increase of $15,300, or 3.5%, from $440,233 at December 31, 2016.

Operating Activities

Cash provided by operations for the three months ended March 31, 2017 was $8,380, compared to cash provided by operations of $23,543 for the three months ended March 31, 2016. Cash flows provided by operations for the three months ended March 31, 2017 was attributable to net income of $17,723, increases in collections of trade receivables of $23,080, and increases in trade accounts payable of $56,658, partially offset by increased inventory levels during the three months ended March 31, 2017 of $47,901 and a decrease in accrued payroll benefits of $43,975.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2017 remained flat compared to the same three-month period ended March 31, 2016. Merchandise inventory turnover improved modestly for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Investing Activities

Net cash used by investing activities totaled $6,119 for the three months ended March 31, 2017, compared to $4,242 for the same three-month period in 2016, an increase of $1,877, or 44.2%. The increase was due to slightly higher capital expenditures in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, partially offset by lower proceeds on the disposal of property. Proceeds on the disposal of property decreased during the three months ended March 31, 2017, compared to 2016. In the first quarter of 2016 we disposed of a local distribution facility that provided proceeds of $1,686.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 totaled $23,929, compared to $33,841 for the three months ended March 31, 2016, a decrease of $9,912, or 29.3%. The decrease was primarily due to less cash provided by short-term borrowings for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016.

Liquidity

We had a $550,000 revolving credit facility with $383,499 in available capacity at March 31, 2017, compared to $409,535 at December 31, 2016. At March 31, 2017 and December 31, 2016, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreement"). The first shelf agreement allows us to issue senior promissory notes to affiliates of Prudential Investment Management, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. The second shelf agreement that allows us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of March 31, 2017 and December 31, 2016. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,244 outstanding, of which none were issued under the $550,000 revolving credit facility at both March 31, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  The 2017 Voting Trust Agreement expires by its terms on March 1, 2027. At March 31, 2017, approximately 80% of the common stock was held in this voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2017	97,877	$20.00	N/A
February 1 - February 28, 2017	41,411	$20.00	N/A
March 1 - March 31, 2017	42,140	$20.00	N/A
Total	181,428	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

		(ii)	Bylaws

			(a)	By-laws as amended through March 9, 2017, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 9, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

	(4) and (9)	Voting Trust Agreement

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

May 2, 2017	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 2, 2017	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 13, 2013 (Commission File No. 000-00255) and incorporated herein by reference.

(3(ii))	Bylaws

(a) By-laws as amended through March 9, 2017, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 9, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

(4) and (9)	Voting Trust Agreement

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

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