Form 10-Q
period 2017-06-30
GRAYBAR ELECTRIC CO INC
filed 2017-08-01
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2017: 17,679,874
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2017	2016	2017	2016
Gross Sales	$1,720,842	$1,637,514	$3,258,711	$3,109,208
Cash discounts	(7,962)	(6,993)	(15,260)	(13,207)
Net Sales	1,712,880	1,630,521	3,243,451	3,096,001
Cost of merchandise sold	(1,389,987)	(1,324,922)	(2,620,729)	(2,510,755)
Gross Margin	322,893	305,599	622,722	585,246
Selling, general and administrative expenses	(257,338)	(250,565)	(515,383)	(495,297)
Depreciation and amortization	(12,144)	(11,564)	(24,020)	(22,875)
Other income, net	3,521	517	4,129	2,809
Income from Operations	56,932	43,987	87,448	69,883
Interest expense, net	(1,068)	(763)	(1,865)	(1,420)
Income before Provision for Income Taxes	55,864	43,224	85,583	68,463
Provision for income taxes	(22,463)	(17,530)	(34,459)	(27,672)
Net Income	33,401	25,694	51,124	40,791
Less: Net income attributable to noncontrolling interests	(67)	(59)	(109)	(111)
Net Income attributable to Graybar Electric Company, Inc.	$33,334	$25,635	$51,015	$40,680
Net Income per share of Common Stock(A)	$1.89	$1.47	$2.89	$2.34
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	17,642	17,397	17,631	17,383
(A)Adjusted for the declaration of a 5% stock dividend in 2016, shares related to which were issued in February 2017.  Prior to the adjustment, the average common shares outstanding were 16,569 and 16,555 for the three and six months ended June 30, 2016, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2017	2016	2017	2016
Net Income	$33,401	$25,694	$51,124	$40,791
Other Comprehensive Income
Foreign currency translation	2,277	56	2,934	5,160
Pension and postretirement benefits liability adjustment (net of tax of $(2,019), $(1,696), $(3,993), and $(3,524), respectively)	3,171	2,662	6,272	5,534
Total Other Comprehensive Income	5,448	2,718	9,206	10,694
Comprehensive Income	$38,849	$28,412	$60,330	$51,485
Less: Comprehensive income attributable to noncontrolling interests, net of tax	140	69	248	362
Comprehensive Income attributable to Graybar Electric Company, Inc.	$38,709	$28,343	$60,082	$51,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2017	December 31, 2016
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$43,905	$43,339
Trade receivables (less allowances of $5,658 and $5,025, respectively)			1,034,079	964,180
Merchandise inventory			585,544	516,732
Other current assets			25,636	24,148
Total Current Assets			1,689,164	1,548,399
Property, at cost
Land			78,507	78,440
Buildings			460,095	454,587
Furniture and fixtures			293,693	286,615
Software			87,313	87,313
Capital leases			34,367	33,652
Total Property, at cost			953,975	940,607
Less – accumulated depreciation and amortization			(530,955)	(512,535)
Net Property			423,020	428,072
Other Non-current Assets			124,942	122,761
Total Assets			$2,237,126	$2,099,232
LIABILITIES
Current Liabilities
Short-term borrowings			$208,162	$140,465
Current portion of long-term debt			2,409	4,155
Trade accounts payable			831,724	752,171
Accrued payroll and benefit costs			70,283	121,421
Other accrued taxes			18,644	16,926
Other current liabilities			81,563	73,028
Total Current Liabilities			1,212,785	1,108,166
Postretirement Benefits Liability			70,565	70,628
Pension Liability			135,165	160,950
Long-term Debt			6,614	7,271
Other Non-current Liabilities			26,102	21,328
Total Liabilities			1,451,231	1,368,343
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2017	December 31, 2016
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,612,710	14,606,830
Issued to shareholders	3,432,406	2,850,551
In treasury, at cost	(349,480)	(18,854)
Outstanding Common Stock	17,695,636	17,438,527	353,913	348,771
Advance Payments on Subscriptions to Common Stock			517	—
Retained Earnings			615,771	575,380
Accumulated Other Comprehensive Loss			(187,533)	(196,600)
Total Graybar Electric Company, Inc. Shareholders’ Equity			782,668	727,551
Noncontrolling Interests			3,227	3,338
Total Shareholders’ Equity			785,895	730,889
Total Liabilities and Shareholders’ Equity			$2,237,126	$2,099,232

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2017	2016
Cash Flows from Operations
Net Income	$51,124	$40,791
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,020	22,875
Deferred income taxes	(2,343)	2,585
Net gains on disposal of property	(193)	(1,719)
Net income attributable to noncontrolling interests	(109)	(111)
Changes in assets and liabilities:
Trade receivables	(69,899)	(49,792)
Merchandise inventory	(68,812)	(101,735)
Other current assets	(1,488)	2,684
Other non-current assets	(4,987)	19,006
Trade accounts payable	79,553	79,513
Accrued payroll and benefit costs	(51,138)	(40,762)
Other current liabilities	12,021	9,589
Other non-current liabilities	(10,809)	(16,373)
Total adjustments to net income	(94,184)	(74,240)
Net cash used by operations	(43,060)	(33,449)
Cash Flows from Investing Activities
Proceeds from disposal of property	1,675	3,039
Capital expenditures for property	(17,668)	(16,547)
Net cash used by investing activities	(15,993)	(13,508)
Cash Flows from Financing Activities
Net increase in short-term borrowings	67,697	58,512
Repayment of long-term debt	—	(1,853)
Principal payments under capital leases	(2,754)	(3,101)
Sale of common stock	12,272	11,963
Purchases of common stock	(6,613)	(5,503)
Purchases of noncontrolling interests’ common stock	(359)	(353)
Dividends paid	(10,624)	(9,977)
Net cash provided by financing activities	59,619	49,688
Net Increase in Cash	566	2,731
Cash, Beginning of Year	43,339	37,931
Cash, End of Period	$43,905	$40,662

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$351	$27

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			40,680		111	40,791
Other comprehensive income				10,443	251	10,694
Stock issued	11,452					11,452
Stock purchased	(5,503)				(353)	(5,856)
Advance payments		511				511
Dividends declared			(9,977)			(9,977)
June 30, 2016	$332,431	$511	$579,483	$(179,992)	$3,328	$735,761

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			51,015		109	51,124
Other comprehensive income				9,067	139	9,206
Stock issued	11,755					11,755
Stock purchased	(6,613)				(359)	(6,972)
Advance payments		517				517
Dividends declared			(10,624)			(10,624)
June 30, 2017	$353,913	$517	$615,771	$(187,533)	$3,227	$785,895

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2017 that require recognition or disclosure in these financial statements.

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

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2017-07, “Compensation - Retirement Benefits (Topic 715)” ("ASU 2017-07"). The changes to the standard require employers to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact ASU 2017-07 will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our condensed consolidated financial statements.

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

Our primary source of revenues is from customer purchase orders in the construction, industrial & utility, and CIG markets for electrical and comm/data products. Revenue is currently recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured. Given the scope of work required to implement the recognition and disclosure requirements under the new standard, we have identified and are currently assessing our revenue streams and reporting disclosures to determine the potential impact related to the adoption of ASU 2014-09. We do however believe that, upon adoption of ASU 2014-09, the timing of revenue related to our sales will remain relatively consistent with current practices. At the time of this filing, we still believe we will be adopting ASU 2014-09 under the modified retrospective approach although we continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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

Our unrecognized tax benefits of $1,955 and $1,755 at June 30, 2017 and December 31, 2016, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $706 and $650 in interest and penalties at June 30, 2017 and December 31, 2016, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2017, approximately 81% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder was entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. On June 8, 2017, the shareholders voted to remove this adjustment for accruing dividends on the common stock. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or "retirement" (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares have been issued at $20.00 per share.

Cash dividends declared were $5,318 and $4,994 for the three months ended June 30, 2017 and 2016, respectively. Cash dividends declared were $10,624 and $9,977 for the six months ended June 30, 2017 and 2016, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2017 and December 31, 2016.

5. DEBT

Revolving Credit Facility

At June 30, 2017 and December 31, 2016, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of June 30, 2017 and December 31, 2016.

There were $208,162 and $140,465 in short-term borrowings outstanding under the Credit Agreement at June 30, 2017 and December 31, 2016, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2017 and 2016 ranged from a minimum of $112,292 and $105,014 to a maximum of $229,782 and $225,097, respectively.

We had total letters of credit of $5,494 and $5,244 outstanding, of which none were issued under the Credit Agreement at June 30, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

At June 30, 2017, we had unused lines of credit under the Credit Agreement amounting to $341,838 available, compared to $409,535 at December 31, 2016.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreements

At June 30, 2017 and December 31, 2016, we had an uncommitted $100,000 private placement shelf agreement with Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. No notes had been issued under the Prudential Shelf Agreement as of June 30, 2017 and December 31, 2016. We are currently in the process of amending the Prudential Shelf Agreement prior to expiration.

On September 22, 2016, we entered into an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow the Company to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. Floating rate note interest rates will be based on London Interbank Offered Rate ("LIBOR") plus a spread. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement. No notes had been issued under the MetLife Shelf Agreement as of June 30, 2017 and December 31, 2016.

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

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreements.  We were in compliance with all covenants as of June 30, 2017 and December 31, 2016.

In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2017 and December 31, 2016.

The net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2017	2016	2017	2016
Service cost	$6,508	$6,309	$588	$569
Interest cost	6,909	7,006	722	740
Expected return on plan assets	(7,590)	(6,733)	—	—
Amortization of:
Net actuarial loss	5,451	4,632	169	154
Prior service cost (gain)	110	112	(540)	(540)
Net periodic benefit cost	$11,388	$11,326	$939	$923

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2017	2016	2017	2016
Service cost	$13,208	$12,684	$1,163	$1,144
Interest cost	13,909	14,131	1,422	1,515
Expected return on plan assets	(15,315)	(13,508)	—	—
Amortization of:
Net actuarial loss	10,751	9,582	394	354
Prior service cost (gain)	210	212	(1,090)	(1,090)
Net periodic benefit cost	$22,763	$23,101	$1,889	$1,923
We made qualified and nonqualified pension contributions totaling $18,002 and $26,000 during the three-month periods ended June 30, 2017 and 2016, respectively. Contributions made during the six-month periods ending June 30, 2017 and 2016 totaled $37,586 and $37,631, respectively. Additional contributions totaling $24,003 are expected to be paid during the remainder of 2017.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,620	$(430)	$5,190	$4,786	$(428)	$4,358
Tax (benefit) expense	(2,186)	167	(2,019)	(1,862)	166	(1,696)
Total reclassifications for the period, net of tax	$3,434	$(263)	$3,171	$2,924	$(262)	$2,662

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$11,145	$(880)	$10,265	$9,936	$(878)	$9,058
Tax (benefit) expense	(4,335)	342	(3,993)	(3,865)	341	(3,524)
Total reclassifications for the period, net of tax	$6,810	$(538)	$6,272	$6,071	$(537)	$5,534

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(9,752)	$(183,156)	$(192,908)	$(7,553)	$(175,147)	$(182,700)
Other comprehensive income (loss) before reclassifications	2,204	—	2,204	46	—	46
Amounts reclassified from accumulated other comprehensive income (net of tax $(2,019) and $(1,696))	—	3,171	3,171	—	2,662	2,662
Net current-period other comprehensive income (loss)	2,204	3,171	5,375	46	2,662	2,708
Ending balance June 30,	$(7,548)	$(179,985)	$(187,533)	$(7,507)	$(172,485)	$(179,992)

The following table represents the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10,343)	$(186,257)	$(196,600)	$(12,416)	$(178,019)	$(190,435)
Other comprehensive income (loss) before reclassifications	2,795	—	2,795	4,909	—	4,909
Amounts reclassified from accumulated other comprehensive income (net of tax $(3,993) and $(3,524))	—	6,272	6,272	—	5,534	5,534
Net current-period other comprehensive income (loss)	2,795	6,272	9,067	4,909	5,534	10,443
Ending balance June 30,	$(7,548)	$(179,985)	$(187,533)	$(7,507)	$(172,485)	$(179,992)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $464 at December 31, 2016, and is recorded in net property in the condensed consolidated balance sheets. During the three months ended June 30, 2017, we sold assets classified as held for sale with a net book value of $464 and recorded net gains on the asset held for sale of $197 in other income, net. We did not sell any assets that were classified as held for sale during the three months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, we sold assets classified as held for sale with net book values of $464 and $58, respectively, and recorded net gains on the assets held for sale of $197 and $1,627, respectively, in other income, net. There are no assets held for sale at June 30, 2017.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three and six month periods ended June 30, 2017 and 2016.

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

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  No holder of our common stock or voting trust interests representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder was entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. On June 8, 2017, the shareholders voted to remove this adjustment for accruing dividends on the common stock. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or "retirement" (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

Business Overview

Net sales for the second quarter 2017 set a new company record, beating the previous net sales record set in the third quarter of 2016. Our net sales for the three months ended June 30, 2017 were $1,712,880, and were $82,359, or 5.1%, more than net sales of $1,630,521 for the second quarter last year. Sales in our construction and industrial & utility vertical markets increased 6.4% and 11.1%, respectively, while our CIG vertical market sales decreased 4.9% for the quarter.

The gross margin rate for the three months ended June 30, 2017 was 18.9%, an increase from 18.7% for the second quarter last year. Our increased gross margin rate was the result of our pricing and product diversification initiatives and our acquisitions. Gross margin increased $17,294, or 5.7%, to $322,893 for the three months ended June 30, 2017, when compared to gross margin of $305,599 for the same quarter last year.

Net income for the three months ended June 30, 2017 increased $7,699, or 30.0%, to $33,334 from $25,635 for the three months ended June 30, 2016. This represents the second best net income quarter for the Company. Our performance for the three months ended June 30, 2017 was the result, in part, of our sustained focus on profitably growing our business and our disciplined approach to managing resources.

Net sales for the six months ended June 30, 2017 were $3,243,451, an increase of $147,450, or 4.8% from net sales of $3,096,001 for the same six-month period last year. Year-to-date net sales in our construction and industrial & utility vertical markets increased 5.9% and 11.1%, respectively, while our CIG vertical market net sales decreased 4.6%. Gross margin for the six months ended June 30, 2017 was $622,722, an increase of $37,476, or 6.4%, compared to gross margin of $585,246 for the same six-month period last year. Gross margin rate was 19.2% for the six-month period ended June 30, 2017 compared to 18.9% for the six-month period ended June 30, 2016. Net income for the six months ended June 30, 2017 was $51,015, an increase of $10,335, or 25.4% from net income of $40,680 for the same six-month period last year.

We remain focused on achieving profitable growth and strengthening our position as a leader in the supply chain. We will continue to enhance our value proposition to drive growth, while we pursue strategic investments in technology and potential acquisitions to broaden our reach and diversify our business.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Dollars	Percent	Dollars	Percent
Net Sales	$1,712,880	100.0%	$1,630,521	100.0%
Cost of merchandise sold	(1,389,987)	(81.1)	(1,324,922)	(81.3)
Gross Margin	322,893	18.9	305,599	18.7
Selling, general and administrative expenses	(257,338)	(15.1)	(250,565)	(15.3)
Depreciation and amortization	(12,144)	(0.7)	(11,564)	(0.7)
Other income, net	3,521	0.2	517	—
Income from Operations	56,932	3.3	43,987	2.7
Interest expense, net	(1,068)	—	(763)	—
Income before Provision for Income Taxes	55,864	3.3	43,224	2.7
Provision for income taxes	(22,463)	(1.4)	(17,530)	(1.1)
Net Income	33,401	1.9	25,694	1.6
Less: Net income attributable to noncontrolling interests	(67)	—	(59)	—
Net Income attributable to Graybar Electric Company, Inc.	$33,334	1.9%	$25,635	1.6%

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Dollars	Percent	Dollars	Percent
Net Sales	$3,243,451	100.0%	$3,096,001	100.0%
Cost of merchandise sold	(2,620,729)	(80.8)	(2,510,755)	(81.1)
Gross Margin	622,722	19.2	585,246	18.9
Selling, general and administrative expenses	(515,383)	(15.9)	(495,297)	(16.0)
Depreciation and amortization	(24,020)	(0.7)	(22,875)	(0.7)
Other income, net	4,129	0.1	2,809	—
Income from Operations	87,448	2.7	69,883	2.2
Interest expense, net	(1,865)	—	(1,420)	—
Income before Provision for Income Taxes	85,583	2.7	68,463	2.2
Provision for income taxes	(34,459)	(1.1)	(27,672)	(0.9)
Net Income	51,124	1.6	40,791	1.3
Less: Net income attributable to noncontrolling interests	(109)	—	(111)	—
Net Income attributable to Graybar Electric Company, Inc.	$51,015	1.6%	$40,680	1.3%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net sales totaled $1,712,880 for the quarter ended June 30, 2017, compared to $1,630,521 for the quarter ended June 30, 2016, an increase of $82,359, or 5.1%.  Net sales in our construction and industrial & utility vertical markets increased for the three months ended June 30, 2017, compared to the same three-month period of 2016 by 6.4% and 11.1%, respectively, while net sales in our CIG vertical market declined by 4.9%.

Our gross margin as a percent of net sales for the three months ended June 30, 2017 was 18.9%, a moderate increase from 18.7% for the three months ended June 30, 2016. The increase in gross margin rate was primarily due to pricing and product diversification initiatives and recent acquisitions, as well as increased net sales in the second quarter of 2017. Gross margin increased $17,294, or 5.7%, to $322,893 for the three months ended June 30, 2017, from $305,599 for the same period of 2016.

Selling, general and administrative expenses ("SG&A") increased $6,773, or 2.7%, to $257,338 in the second quarter of 2017 from $250,565 in the second quarter of 2016, due primarily to growth in headcount and normal compensation increases.  Selling, general and administrative expenses as a percentage of net sales totaled 15.1% for the three months ended June 30, 2017, compared to 15.3% for the three months ended June 30, 2016.

Depreciation and amortization expenses for the three months ended June 30, 2017 increased $580, or 5.0%, to $12,144 from $11,564 in the second quarter of 2016, due to an increase in property, at cost. Total property, at cost, at June 30, 2017 was $953,975, an increase of $30,538, or 3.3%, when compared to total property, at cost, at June 30, 2016 of $923,437. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended June 30, 2017 and 2016.

Other income, net totaled $3,521 for the three-month period ended June 30, 2017, compared to $517 for the three months ended June 30, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net was primarily due to a favorable settlement of a prior claim for the three months ended June 30, 2017 compared to the same three-month period in 2016.

Interest expense, net increased $305, or 40.0%, to $1,068 for the three months ended June 30, 2017, compared to $763 for the same period of 2016. The increase was due to higher interest rates and higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $55,864 for the three months ended June 30, 2017, an increase of $12,640, or 29.2%, from $43,224 for the three months ended June 30, 2016. The increase was primarily due to our growth in gross margin and increase in other income, net partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $4,933, or 28.1%, to $22,463 for the three months ended June 30, 2017, compared to $17,530 for the same period of 2016.  The increase in our provision for income taxes is due to higher pretax income for the three months ended June 30, 2017 as compared to the same period in 2016. Our effective tax rate was 40.2% for the three months ended June 30, 2017, compared to 40.6% for the same period of 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2017 increased $7,699, or 30.0%, to $33,334 from $25,635 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net sales totaled $3,243,451 for the six-month period ended June 30, 2017, compared to $3,096,001 for the six-month period ended June 30, 2016, an increase of $147,450, or 4.8%.  Net sales in our construction and industrial & utility vertical markets increased by 5.9% and 11.1%, respectively, for the six months ended June 30, 2017, compared to the same six-month period of 2016, while net sales in our CIG vertical market declined by 4.6%.

Gross margin increased $37,476, or 6.4%, to $622,722 from $585,246 primarily due to pricing and product diversification initiatives and recent acquisitions, as well as increased net sales in the first six months of 2017, compared to the same period of 2016.  Our gross margin as a percent of net sales totaled 19.2% for the six months ended June 30, 2017, up from 18.9% for the six months ended June 30, 2016.

Selling, general and administrative expenses increased $20,086, or 4.1%, to $515,383, for the six-month period ended June 30, 2017, compared to $495,297 for the six-month period ended June 30, 2016, due primarily to growth in headcount and normal compensation increases for the six months ended June 30, 2017.  Selling, general and administrative expenses as a percentage of net sales were 15.9% for the six months ended June 30, 2017, compared to 16.0% for the six months ended June 30, 2016.

Depreciation and amortization expenses for the six months ended June 30, 2017 increased $1,145, or 5.0%, to $24,020 from $22,875 for the same six-month period in 2016, due to an increase in property, at cost. Total property, at cost, at June 30, 2017 was $953,975, an increase of $30,538, or 3.3%, when compared to total property, at cost, at June 30, 2016 of $923,437. Depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the six months ended June 30, 2017 and 2016.

Other income, net totaled $4,129 for the six-month period ended June 30, 2017, compared to $2,809 for the six months ended June 30, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net was due to a favorable settlement of a prior claim partially offset by reduced net gains on the disposal of real and personal property of $1,534 for the six months ended June 30, 2017, compared to the same six-month period in 2016.

Interest expense, net increased $445, or 31.3%, to $1,865 for the six months ended June 30, 2017, compared to $1,420 for the same period of 2016. The increase was due to higher interest rates and higher levels of average outstanding short-term borrowings.

Income before provision for income taxes totaled $85,583 for the six months ended June 30, 2017, an increase of $17,120, or 25.0%, from $68,463 for the six months ended June 30, 2016. The increase was primarily due to our growth in gross margin and increase in other income, net partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $6,787, or 24.5%, to $34,459 for the six months ended June 30, 2017, compared to $27,672 for the same period in 2016.  The increase in our provision for income taxes is due to higher pretax income for the six months ended June 30, 2017 as compared to the same period in 2016. Our year-to-date effective tax rate was 40.3% for the six months ended June 30, 2017, compared to 40.4% for the same period in 2016.  The effective tax rate for the six months ended June 30, 2017 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2017 increased $10,335, or 25.4%, to $51,015 from $40,680 for the six months ended June 30, 2016.

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

Our cash and cash equivalents at June 30, 2017 were $43,905, compared to $43,339 at December 31, 2016, an increase of $566, or 1.3%. Our short-term borrowings increased significantly, $67,697, or 48.2% during the six-month period to $208,162 at June 30, 2017 from $140,465 at December 31, 2016, primarily due to working capital requirements to support operating activities due to the growth in sales, funding of employee benefits, and additional voluntary pension contributions, all funded via short-term lines of credit. Current assets exceeded current liabilities by $476,379 at June 30, 2017, an increase of $36,146, or 8.2%, from $440,233 at December 31, 2016.

Operating Activities

Cash used by operations for the six months ended June 30, 2017 was $43,060, compared to cash used by operations of $33,449 for the six months ended June 30, 2016. Cash flows used by operations for the six months ended June 30, 2017 was attributable to an increase in trade receivables of $69,899 as a result of increased sales, increased inventory levels of $68,812 to support our continued growth of sales for the six months ended June 30, 2017, and a decrease in accrued payroll benefits of $51,138, partially offset by net income of $51,124 and increases in trade accounts payable of $79,553.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2017 increased modestly compared to the same six-month period ended June 30, 2016. Merchandise inventory turnover improved significantly for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Investing Activities

Net cash used by investing activities totaled $15,993 for the six months ended June 30, 2017, compared to $13,508 for the same six-month period in 2016, an increase of $2,485, or 18.4%. The increase was due to slightly higher capital expenditures in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, partially offset by lower proceeds on the disposal of property. Proceeds on the disposal of property decreased during the six months ended June 30, 2017, compared to 2016 as a result of disposing of a local distribution facility that provided proceeds of $1,686 in the first quarter of 2016.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $59,619, compared to $49,688 for the six months ended June 30, 2016, an increase of $9,931, or 20.0%. The increase was primarily due to the increase in cash provided by short-term borrowings for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Liquidity

We had a $550,000 revolving credit facility with $341,838 in available capacity at June 30, 2017, compared to $409,535 at December 31, 2016. At June 30, 2017 and December 31, 2016, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreement"). The first shelf agreement allows us to issue senior promissory notes to affiliates of Prudential Investment Management, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in September 2017. We are currently in the process of amending the Prudential Shelf Agreement prior to expiration.

The second shelf agreement that allows us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of June 30, 2017 and December 31, 2016. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,494 and $5,244 outstanding, of which none were issued under the $550,000 revolving credit facility at June 30, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2017, approximately 81% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, a shareholder was entitled to any cash dividends, if any, accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. On June 8, 2017, the shareholders voted to remove this adjustment for accruing dividends on the common stock. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any cause other than death or "retirement" (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death.  In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2017	44,226	$20.00	N/A
May 1 to May 31, 2017	52,589	$20.00	N/A
June 1 to June 30, 2017	52,383	$20.00	N/A
Total	149,198	$20.00	N/A

Item 6.  Exhibits.

(a)	Exhibits furnished in accordance with provisions of Item 601 of Regulation S-K.

	(3)	(i)	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 8, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

August 1, 2017	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 1, 2017	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

(3(i))	Articles of Incorporation

(a)
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 8, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

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