Form 10-Q
period 2017-09-30
GRAYBAR ELECTRIC CO INC
filed 2017-10-31
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2017: 17,570,167
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2017
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2017	2016	2017	2016
Gross Sales	$1,708,638	$1,697,037	$4,967,349	$4,806,245
Cash discounts	(7,795)	(7,418)	(23,055)	(20,625)
Net Sales	1,700,843	1,689,619	4,944,294	4,785,620
Cost of merchandise sold	(1,378,859)	(1,370,861)	(3,999,588)	(3,881,616)
Gross Margin	321,984	318,758	944,706	904,004
Selling, general and administrative expenses	(260,752)	(254,969)	(776,135)	(750,266)
Depreciation and amortization	(12,211)	(12,283)	(36,231)	(35,158)
Other income, net	1,511	629	5,640	3,438
Income from Operations	50,532	52,135	137,980	122,018
Interest expense, net	(1,217)	(1,215)	(3,082)	(2,635)
Income before Provision for Income Taxes	49,315	50,920	134,898	119,383
Provision for income taxes	(19,761)	(20,724)	(54,220)	(48,396)
Net Income	29,554	30,196	80,678	70,987
Less: Net income attributable to noncontrolling interests	(120)	(67)	(229)	(178)
Net Income attributable to Graybar Electric Company, Inc.	$29,434	$30,129	$80,449	$70,809
Net Income per share of Common Stock(A)	$1.68	$1.73	$4.57	$4.07
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	17,611	17,402	17,618	17,386
(A)Adjusted for the declaration of a 5% stock dividend in 2016, shares related to which were issued in February 2017.  Prior to the adjustment, the average common shares outstanding were 16,573 and 16,558 for the three and nine months ended September 30, 2016, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2017	2016	2017	2016
Net Income	$29,554	$30,196	$80,678	$70,987
Other Comprehensive Income
Foreign currency translation	3,616	(1,148)	6,550	4,012
Pension and postretirement benefits liability adjustment (net of tax of $(1,997), $(1,762), $(5,990), and $(5,286), respectively)	3,136	2,767	9,408	8,301
Total Other Comprehensive Income	6,752	1,619	15,958	12,313
Comprehensive Income	$36,306	$31,815	$96,636	$83,300
Less: Comprehensive income attributable to noncontrolling interests, net of tax	209	25	457	387
Comprehensive Income attributable to Graybar Electric Company, Inc.	$36,097	$31,790	$96,179	$82,913

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2017	December 31, 2016
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$51,806	$43,339
Trade receivables (less allowances of $5,695 and $5,025, respectively)			1,050,613	964,180
Merchandise inventory			610,873	516,732
Other current assets			22,659	24,148
Total Current Assets			1,735,951	1,548,399
Property, at cost
Land			78,681	78,440
Buildings			464,829	454,587
Furniture and fixtures			295,498	286,615
Software			87,313	87,313
Capital leases			35,423	33,652
Total Property, at cost			961,744	940,607
Less – accumulated depreciation and amortization			(539,639)	(512,535)
Net Property			422,105	428,072
Other Non-current Assets			124,132	122,761
Total Assets			$2,282,188	$2,099,232
LIABILITIES
Current Liabilities
Short-term borrowings			$216,604	$140,465
Current portion of long-term debt			2,157	4,155
Trade accounts payable			835,939	752,171
Accrued payroll and benefit costs			85,402	121,421
Other accrued taxes			20,022	16,926
Other current liabilities			86,155	73,028
Total Current Liabilities			1,246,279	1,108,166
Postretirement Benefits Liability			70,769	70,628
Pension Liability			117,064	160,950
Long-term Debt			7,063	7,271
Other Non-current Liabilities			25,029	21,328
Total Liabilities			1,466,204	1,368,343
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2017	December 31, 2016
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	14,717,825	14,606,830
Issued to shareholders	3,469,173	2,850,551
In treasury, at cost	(590,066)	(18,854)
Outstanding Common Stock	17,596,932	17,438,527	351,939	348,771
Advance Payments on Subscriptions to Common Stock			966	—
Retained Earnings			639,919	575,380
Accumulated Other Comprehensive Loss			(180,870)	(196,600)
Total Graybar Electric Company, Inc. Shareholders’ Equity			811,954	727,551
Noncontrolling Interests			4,030	3,338
Total Shareholders’ Equity			815,984	730,889
Total Liabilities and Shareholders’ Equity			$2,282,188	$2,099,232

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2017	2016
Cash Flows from Operations
Net Income	$80,678	$70,987
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	36,231	35,158
Deferred income taxes	(6,659)	2,585
Net gains on disposal of property	(270)	(1,786)
Net income attributable to noncontrolling interests	(229)	(178)
Changes in assets and liabilities:
Trade receivables	(86,433)	(73,623)
Merchandise inventory	(94,141)	(83,059)
Other current assets	1,489	5,632
Other non-current assets	(2,503)	24,369
Trade accounts payable	83,768	16,571
Accrued payroll and benefit costs	(36,019)	(21,835)
Other current liabilities	20,875	17,673
Other non-current liabilities	(24,646)	(51,832)
Total adjustments to net income	(108,537)	(130,325)
Net cash used by operations	(27,859)	(59,338)
Cash Flows from Investing Activities
Proceeds from disposal of property	2,015	3,301
Capital expenditures for property	(26,674)	(24,820)
Acquisition of business, net of cash acquired	—	(59,946)
Net cash used by investing activities	(24,659)	(81,465)
Cash Flows from Financing Activities
Net increase in short-term borrowings	76,139	168,871
Repayment of long-term debt	—	(1,853)
Principal payments under capital leases	(3,613)	(4,116)
Sale of common stock	15,558	15,192
Purchases of common stock	(11,424)	(8,793)
Sales of noncontrolling interests’ common stock	627	—
Purchases of noncontrolling interests’ common stock	(392)	(356)
Dividends paid	(15,910)	(14,962)
Net cash provided by financing activities	60,985	153,983
Net Increase in Cash	8,467	13,180
Cash, Beginning of Year	43,339	37,931
Cash, End of Period	$51,806	$51,111

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,407	$314

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2015	$326,482	$—	$548,780	$(190,435)	$3,319	$688,146
Net income			70,809		178	70,987
Other comprehensive income				12,104	209	12,313
Stock issued	14,238					14,238
Stock purchased	(8,793)				(356)	(9,149)
Advance payments		954				954
Dividends declared			(14,962)			(14,962)
September 30, 2016	$331,927	$954	$604,627	$(178,331)	$3,350	$762,527

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			80,449		229	80,678
Other comprehensive income				15,730	228	15,958
Stock issued	14,592				627	15,219
Stock purchased	(11,424)				(392)	(11,816)
Advance payments		966				966
Dividends declared			(15,910)			(15,910)
September 30, 2017	$351,939	$966	$639,919	$(180,870)	$4,030	$815,984

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since September 30, 2017 that require recognition or disclosure in these financial statements.

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

Our primary source of revenues is from customer purchase orders in the construction, industrial & utility, and CIG markets for electrical and comm/data products. Revenue is currently recognized when evidence of a customer arrangement exists, prices are fixed and determinable, product title, ownership and risk of loss transfers to the customer, and collectability is reasonably assured. Given the scope of work required to implement the recognition and disclosure requirements under the new standard, we have identified and are currently assessing our revenue streams and reporting disclosures to determine the potential impact related to the adoption of ASU 2014-09. Upon adoption of ASU 2014-09, the timing of revenue related to our sales will remain relatively consistent, in all material respects, with current practices. We intend to adopt ASU 2014-09 under the modified retrospective approach.

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

Our unrecognized tax benefits of $2,066 and $1,755 at September 30, 2017 and December 31, 2016, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $736 and $650 in interest and penalties at September 30, 2017 and December 31, 2016, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2014 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2014 federal return will expire on September 15, 2018, unless extended by consent. Our state income tax returns for 2012 through 2016 remain subject to examination by various state authorities with the latest period closing on December 31, 2021.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2012.

4. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2017, approximately 82% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

Cash dividends declared were $5,286 and $4,985 for the three months ended September 30, 2017 and 2016, respectively. Cash dividends declared were $15,910 and $14,962 for the nine months ended September 30, 2017 and 2016, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2017 and December 31, 2016.

5. DEBT

Revolving Credit Facility

At September 30, 2017 and December 31, 2016, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all these covenants as of September 30, 2017 and December 31, 2016.

There were $216,604 and $140,465 in short-term borrowings outstanding under the Credit Agreement at September 30, 2017 and December 31, 2016, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2017 and 2016 ranged from a minimum of $112,292 and $105,014 to a maximum of $229,782 and $311,506, respectively.

We had total letters of credit of $5,371 and $5,244 outstanding, of which none were issued under the Credit Agreement at September 30, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

At September 30, 2017, we had unused lines of credit under the Credit Agreement amounting to $333,396 available, compared to $409,535 at December 31, 2016.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Private Placement Shelf Agreements

On August 2, 2017, we amended our uncommitted $100,000 private placement shelf agreement with PGIM, Inc., formerly known as Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. No notes had been issued under the Prudential Shelf Agreement as of September 30, 2017 and December 31, 2016.

On September 22, 2016, we entered into an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow the Company to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. Floating rate note interest rates will be based on London Interbank Offered Rate ("LIBOR") plus a spread. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement. No notes had been issued under the MetLife Shelf Agreement as of September 30, 2017 and December 31, 2016.

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

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreements.  We were in compliance with all covenants as of September 30, 2017 and December 31, 2016.

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

We provide certain postretirement health care and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a service pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through an insurance company. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2017 and December 31, 2016.

The net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2017	2016	2017	2016
Service cost	$6,604	$6,342	$582	$572
Interest cost	6,954	7,066	711	757
Expected return on plan assets	(7,658)	(6,754)	—	—
Amortization of:
Net actuarial loss	5,376	4,791	197	177
Prior service cost (gain)	105	106	(545)	(545)
Net periodic benefit cost	$11,381	$11,551	$945	$961

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2017	2016	2017	2016
Service cost	$19,812	$19,026	$1,745	$1,716
Interest cost	20,863	21,197	2,133	2,272
Expected return on plan assets	(22,973)	(20,262)	—	—
Amortization of:
Net actuarial loss	16,127	14,373	591	531
Prior service cost (gain)	315	318	(1,635)	(1,635)
Net periodic benefit cost	$34,144	$34,652	$2,834	$2,884
We made qualified and nonqualified pension contributions totaling $24,001 and $44,002 during the three-month periods ended September 30, 2017 and 2016, respectively. Contributions made during the nine-month periods ending September 30, 2017 and 2016 totaled $61,587 and $81,633, respectively. Additional contributions totaling $2 are expected to be paid during the remainder of 2017.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$5,573	$(440)	$5,133	$4,968	$(439)	$4,529
Tax (benefit) expense	(2,168)	171	(1,997)	(1,933)	171	(1,762)
Total reclassifications for the period, net of tax	$3,405	$(269)	$3,136	$3,035	$(268)	$2,767

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$16,718	$(1,320)	$15,398	$14,904	$(1,317)	$13,587
Tax (benefit) expense	(6,503)	513	(5,990)	(5,798)	512	(5,286)
Total reclassifications for the period, net of tax	$10,215	$(807)	$9,408	$9,106	$(805)	$8,301

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(7,548)	$(179,985)	$(187,533)	$(7,507)	$(172,485)	$(179,992)
Other comprehensive income (loss) before reclassifications	3,527	—	3,527	(1,106)	—	(1,106)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,997) and $(1,762))	—	3,136	3,136	—	2,767	2,767
Net current-period other comprehensive income (loss)	3,527	3,136	6,663	(1,106)	2,767	1,661
Ending balance September 30,	$(4,021)	$(176,849)	$(180,870)	$(8,613)	$(169,718)	$(178,331)

The following table represents the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10,343)	$(186,257)	$(196,600)	$(12,416)	$(178,019)	$(190,435)
Other comprehensive income (loss) before reclassifications	6,322	—	6,322	3,803	—	3,803
Amounts reclassified from accumulated other comprehensive income (net of tax $(5,990) and $(5,286))	—	9,408	9,408	—	8,301	8,301
Net current-period other comprehensive income (loss)	6,322	9,408	15,730	3,803	8,301	12,104
Ending balance September 30,	$(4,021)	$(176,849)	$(180,870)	$(8,613)	$(169,718)	$(178,331)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $464 at December 31, 2016, and is recorded in net property in the condensed consolidated balance sheets. During the three months ended September 30, 2017, there were no assets that were classified as assets held for sale. During the three months ended September 30, 2016, we did not sell any assets that were classified as held for sale. During the nine months ended September 30, 2017 and 2016, we sold assets classified as held for sale with net book values of $464 and $58, respectively, and recorded net gains on the assets held for sale of $197 and $1,627, respectively, in other income, net.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three- and nine-month periods ended September 30, 2017 and 2016.

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

Business Overview

For the third quarter of 2017, our net sales totaled $1,700,843, an increase of $11,224, or 0.7%, compared to the same period last year. Sales in our industrial & utility and construction vertical markets increased 9.9% and 0.5%, respectively, while our CIG vertical market sales decreased 7.8% for the quarter. Although gross margin rate remained constant at 18.9% for the three months ended September 30, 2017 and 2016, respectively, gross margin increased $3,226, or 1.0%, to $321,984 for the three months ended September 30, 2017, from $318,758 for the same period of 2016 as a result of our pricing and product diversification initiatives and our acquisition in the prior year.

Our third quarter results were negatively impacted by moderate increases in selling, general and administrative expenses ("SG&A") that more than offset the modest increase in gross margin. SG&A increased $5,783, or 2.3%, to $260,752 in the third quarter of 2017 from $254,969 in the third quarter of 2016, due primarily to increases in headcount and compensation expenses. As a result, net income from the quarter was $29,434, down $695, or 2.3%, from the same three-month period in 2016.

For the nine months ended September 30, 2017, we reported net sales of $4,944,294, an increase of $158,674, or 3.3%, compared to the same period last year. Year-to-date net sales in our industrial & utility and construction vertical markets increased 10.7% and 3.9%, respectively, while our CIG vertical market net sales decreased 5.7%. Gross margin for the nine months ended September 30, 2017 was $944,706, an increase of $40,702, or 4.5%, compared to gross margin of $904,004 for the same nine-month period last year. Gross margin rate was 19.1% for the nine-month period ended September 30, 2017 compared to 18.9% for the nine-month period ended September 30, 2016. Net income attributable to the Company for the nine months ended September 30, 2017 increased $9,640, or 13.6%, to $80,449.

We remain focused on achieving profitable growth and strengthening our position as a leader in the supply chain. We will continue to enhance our value proposition to drive growth, while we pursue strategic investments in technology and potential acquisitions to broaden our reach and diversify our business.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Dollars	Percent	Dollars	Percent
Net Sales	$1,700,843	100.0%	$1,689,619	100.0%
Cost of merchandise sold	(1,378,859)	(81.1)	(1,370,861)	(81.1)
Gross Margin	321,984	18.9	318,758	18.9
Selling, general and administrative expenses	(260,752)	(15.3)	(254,969)	(15.1)
Depreciation and amortization	(12,211)	(0.7)	(12,283)	(0.7)
Other income, net	1,511	0.1	629	—
Income from Operations	50,532	3.0	52,135	3.1
Interest expense, net	(1,217)	(0.1)	(1,215)	(0.1)
Income before Provision for Income Taxes	49,315	2.9	50,920	3.0
Provision for income taxes	(19,761)	(1.2)	(20,724)	(1.2)
Net Income	29,554	1.7	30,196	1.8
Less: Net income attributable to noncontrolling interests	(120)	—	(67)	—
Net Income attributable to Graybar Electric Company, Inc.	$29,434	1.7%	$30,129	1.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Dollars	Percent	Dollars	Percent
Net Sales	$4,944,294	100.0%	$4,785,620	100.0%
Cost of merchandise sold	(3,999,588)	(80.9)	(3,881,616)	(81.1)
Gross Margin	944,706	19.1	904,004	18.9
Selling, general and administrative expenses	(776,135)	(15.7)	(750,266)	(15.7)
Depreciation and amortization	(36,231)	(0.7)	(35,158)	(0.7)
Other income, net	5,640	0.1	3,438	—
Income from Operations	137,980	2.8	122,018	2.5
Interest expense, net	(3,082)	(0.1)	(2,635)	—
Income before Provision for Income Taxes	134,898	2.7	119,383	2.5
Provision for income taxes	(54,220)	(1.1)	(48,396)	(1.0)
Net Income	80,678	1.6	70,987	1.5
Less: Net income attributable to noncontrolling interests	(229)	—	(178)	—
Net Income attributable to Graybar Electric Company, Inc.	$80,449	1.6%	$70,809	1.5%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net sales increased to $1,700,843 for the quarter ended September 30, 2017, compared to $1,689,619 for the quarter ended September 30, 2016, an increase of $11,224, or 0.7%.  Net sales in our industrial & utility and construction vertical markets increased for the three months ended September 30, 2017, compared to the same three-month period of 2016 by 9.9% and 0.5%, respectively, while net sales in our CIG vertical market declined by 7.8%.

Gross margin increased $3,226, or 1.0%, to $321,984 for the three months ended September 30, 2017, from $318,758 for the same period of 2016. The increase in gross margin was primarily due to pricing and product diversification initiatives and recent acquisitions, as well as increased net sales in the third quarter of 2017. Our gross margin as a percent of net sales was 18.9% for the three months ended September 30, 2017 and 2016.

Selling, general and administrative expenses ("SG&A") increased $5,783, or 2.3%, to $260,752 in the third quarter of 2017 from $254,969 in the third quarter of 2016, due primarily to growth in headcount and normal compensation increases.  Selling, general and administrative expenses as a percentage of net sales totaled 15.3% for the three months ended September 30, 2017, compared to 15.1% for the three months ended September 30, 2016.

Depreciation and amortization expenses for the three months ended September 30, 2017 decreased $72, or 0.6%, to $12,211 from $12,283 in the third quarter of 2016. The decrease was due to an increase in disposals of property during the third quarter of 2017, compared to the third quarter of 2016. Depreciation and amortization expenses as a percentage of net sales totaled 0.7% for the three months ended September 30, 2017 and 2016.

Other income, net totaled $1,511 for the three-month period ended September 30, 2017, compared to $629 for the three months ended September 30, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net was primarily due to favorable settlements of prior claims for the three months ended September 30, 2017 compared to the same three-month period in 2016.

Income before provision for income taxes totaled $49,315 for the three months ended September 30, 2017, a decrease of $1,605, or 3.2%, from $50,920 for the three months ended September 30, 2016. The decrease was primarily due to an increase in SG&A partially offset by our growth in gross margin and increase in other income, net.

Our total provision for income taxes decreased $963, or 4.6%, to $19,761 for the three months ended September 30, 2017, compared to $20,724 for the same period of 2016.  The decrease in our provision for income taxes is due to lower pretax income for the three months ended September 30, 2017 as compared to the same period in 2016. Our effective tax rate was 40.1% for the three months ended September 30, 2017, compared to 40.7% for the same period of 2016. The effective tax rate for the three months ended September 30, 2017 and 2016 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2017 decreased $695, or 2.3%, to $29,434 from $30,129 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net sales increased to $4,944,294 for the nine-month period ended September 30, 2017, compared to $4,785,620 for the nine-month period ended September 30, 2016, an increase of $158,674, or 3.3%.  Net sales in our industrial & utility and construction vertical markets increased by 10.7% and 3.9%, respectively, for the nine months ended September 30, 2017, compared to the same nine-month period of 2016, while net sales in our CIG vertical market declined by 5.7%.

Gross margin increased $40,702, or 4.5%, to $944,706 from $904,004 primarily due to pricing and product diversification initiatives and recent acquisitions, as well as increased net sales in the first nine months of 2017, compared to the same period of 2016.  Our gross margin as a percent of net sales totaled 19.1% for the nine months ended September 30, 2017, up from 18.9% for the nine months ended September 30, 2016.

Selling, general and administrative expenses increased $25,869, or 3.4%, to $776,135, for the nine-month period ended September 30, 2017, compared to $750,266 for the nine-month period ended September 30, 2016, due primarily to growth in headcount and normal compensation increases for the nine months ended September 30, 2017.  Selling, general and administrative expenses as a percentage of net sales were 15.7% for the nine months ended September 30, 2017 and 2016.

Depreciation and amortization expenses for the nine months ended September 30, 2017 increased $1,073, or 3.1%, to $36,231 from $35,158 for the same nine-month period in 2016, due to an increase in property, at cost. Total property, at cost, at September 30, 2017 was $961,744, an increase of $27,119, or 2.9%, when compared to total property, at cost, at September 30, 2016 of $934,625. Depreciation and amortization expenses as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2017 and 2016.

Other income, net totaled $5,640 for the nine-month period ended September 30, 2017, compared to $3,438 for the nine months ended September 30, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net was due to a favorable settlement of a prior claim partially offset by reduced net gains on the disposal of real and personal property of $1,517 for the nine months ended September 30, 2017, compared to the same nine-month period in 2016.

Interest expense, net increased $447, or 17.0%, to $3,082 for the nine months ended September 30, 2017, compared to $2,635 for the same period of 2016. The increase was due to higher interest rates on our short-term borrowings for the nine months ended September 30, 2017, compared to the same nine-month period in 2016.

Income before provision for income taxes totaled $134,898 for the nine months ended September 30, 2017, an increase of $15,515, or 13.0%, from $119,383 for the nine months ended September 30, 2016. The increase was primarily due to our growth in gross margin and increase in other income, net partially offset by increases in SG&A and depreciation and amortization expenses.

Our total provision for income taxes increased $5,824, or 12.0%, to $54,220 for the nine months ended September 30, 2017, compared to $48,396 for the same period in 2016.  The increase in our provision for income taxes is due to higher pretax income for the nine months ended September 30, 2017 as compared to the same period in 2016. Our year-to-date effective tax rate was 40.2% for the nine months ended September 30, 2017, compared to 40.5% for the same period in 2016.  The effective tax rate for the nine months ended September 30, 2017 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2017 increased $9,640, or 13.6%, to $80,449 from $70,809 for the nine months ended September 30, 2016.

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

Our cash and cash equivalents at September 30, 2017 were $51,806, compared to $43,339 at December 31, 2016, an increase of $8,467, or 19.5%. Our short-term borrowings increased significantly, $76,139, or 54.2% during the nine-month period to $216,604 at September 30, 2017 from $140,465 at December 31, 2016, primarily due to higher working capital investment required to support operating activities due to the growth in sales, funding of employee benefits, and additional voluntary pension contributions, all funded via short-term lines of credit. Current assets exceeded current liabilities by $489,672 at September 30, 2017, an increase of $49,439, or 11.2%, from $440,233 at December 31, 2016.

Operating Activities

Cash used by operations for the nine months ended September 30, 2017 was $27,859, compared to cash used by operations of $59,338 for the nine months ended September 30, 2016. Cash used by operations for the nine months ended September 30, 2017 was attributable to an increase in trade receivables of $86,433 as a result of increased sales, increased inventory levels of $94,141 to support our continued growth of sales for the nine months ended September 30, 2017, and a decrease in accrued payroll benefits of $36,019, partially offset by net income of $80,678 and increases in trade accounts payable of $83,768.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2017 decreased modestly compared to the same nine-month period ended September 30, 2016. Merchandise inventory turnover improved modestly for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Investing Activities

Net cash used by investing activities totaled $24,659 for the nine months ended September 30, 2017, compared to $81,465 for the same nine-month period in 2016, a decrease of $56,806, or 69.7%. The decrease was due to the purchase of Cape Electric for $59,946 during the nine months ended September 30, 2016, partially offset by slightly higher capital expenditures in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Proceeds on the disposal of property decreased during the nine months ended September 30, 2017, compared to 2016 primarily as a result of disposing of a local distribution facility that provided proceeds of $1,686 in the first quarter of 2016.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $60,985, compared to $153,983 for the nine months ended September 30, 2016, a decrease of $92,998, or 60.4%. The decrease was primarily due to lower short-term borrowings for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Liquidity

We had a $550,000 revolving credit facility with $333,396 in available capacity at September 30, 2017, compared to $409,535 at December 31, 2016. At September 30, 2017 and December 31, 2016, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreement"). The first shelf agreement allows us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three year issuance period ending in August 2020. The second shelf agreement allows us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of September 30, 2017 and December 31, 2016. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,371 and $5,244 outstanding, of which none were issued under the $550,000 revolving credit facility at September 30, 2017 and December 31, 2016. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2017, approximately 82% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2017	100,701	$20.00	N/A
August 1 - August 31, 2017	97,188	$20.00	N/A
September 1 - September 30, 2017	42,697	$20.00	N/A
Total	240,586	$20.00	N/A

Item 6.  Exhibits.

3.1
Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 8, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

3.2	By-laws as amended through March 9, 2017, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 9, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

4.2
Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4.2 above.

10	Amendment No. 1 to Private Shelf Agreement, dated August 2, 2017, between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

October 31, 2017	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2017	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)