Form 10-K
period 2017-12-31
GRAYBAR ELECTRIC CO INC
filed 2018-03-09
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒
The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2017, was $349,986,940.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 81% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2018 was 19,505,812.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2018 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its Subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2017, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; a sustained interruption in the operation of our information systems; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

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

Through a network of 289 locations across the United States and Canada, our 8,500 employees serve approximately 145,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, industrial & utility, and CIG verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 30% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half our sales in 2017. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

Our next two largest verticals we serve are the industrial & utility and CIG. The industrial & utility vertical includes customers and products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure. The CIG vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, education and health care sectors.

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2017	2016	2015
Construction	59.6%	58.9%	56.2%
Industrial & Utility	21.7%	20.7%	21.4%
Commercial, Institutional & Government	18.7%	20.4%	22.4%

Products and Suppliers

We distribute approximately one million products purchased from approximately 4,500 manufacturers and suppliers. Approximately 105,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 50% of customer orders from our inventory in both 2017 and 2016.

Approximately 50% of the products we sold during 2017 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry inventory.  In addition, we have seven national distribution centers and eleven regional distribution centers containing inventories of both standard and specialized products.  Both the national distribution centers and regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

The sales and distribution facilities operated by us at December 31, 2017 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*	National Distribution Centers
Atlanta	22	Austell, GA
Boston	13	Fresno, CA
California	22	Joliet, IL
Chicago	21	Richmond, VA
Dallas	19	Springfield, MO
Minneapolis	21	Stafford, TX
New York	13	Youngstown, OH
Phoenix	11
Pittsburgh	20
Richmond	18
Seattle	12
St. Louis	17
Tampa	20
*Includes Regional Distribution Centers
U.S. Subsidiaries
Advantage Industrial Automation, Inc.	3
Cape Electrical Supply LLC	18
Commonwealth Controls Corporation	1
International Locations
Graybar Electric Canada, Ltd. Halifax, Nova Scotia, Canada	30
Graybar International, Inc. Carolina, Puerto Rico	1

At December 31, 2017, we employed approximately 4,300 people in sales capacities.  Approximately 2,700 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remainder provided support services to our customers and our salesforce and consisted of customer service representatives.

We had orders on hand totaling $989,671 and $850,317 on December 31, 2017 and 2016, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2017 will be filled within the twelve-month period ending December 31, 2018.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 5% of consolidated sales in 2017, 2016, and 2015.  Long-lived assets located outside the U.S. represented approximately 1% of our consolidated total assets at the end of 2017, 2016, and 2015.  We do not have significant foreign currency exposure and, we do not believe there are any significant risks attendant to our foreign operations, other than those noted in Item 1A. Risk Factors.

Employees

At December 31, 2017, we employed approximately 8,500 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our results of operations are impacted by changes in industrial commodity prices.  Many of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include wire and cable, conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, as the cost of these products to us declines, pricing to our customers may decrease.  This impacts our results of operations by lowering both overall sales and gross margin.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to obligations to protect systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission-critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on these third party vendors to operate secure and reliable systems. A breach in our systems or those of our third party providers that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk that the confidentiality of data held or accessed by third parties may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

More specifically, with respect to asbestos litigation, as of December 31, 2017, 3,327 individual cases and 66 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Compliance with changing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to government regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption, environmental regulation, electronic contracts, communications and marketing, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us.

For example, in the U.S., as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated disclosure requirements for companies that manufacture or contract to manufacture goods regarding the inclusion and origin of certain minerals in those products. Some of our customers that purchase products from us for inclusion in the products that they sell wish to rely on us to provide critical data regarding the parts they purchase, including conflict mineral and other responsive information to these regulations. We sell over one million products from approximately 4,500 manufacturers and suppliers, and we may not be able to easily verify the origins for conflict or other minerals used in the products we sell. Our suppliers, and especially those suppliers which are not themselves subject to direct regulation, may not provide conflict mineral and other regulatory information in a useful and systematic manner, if at all. On the other hand, some customers may demand that the products they purchase be "DRC conflict-free". Additionally, other customers may demand that we provide additional information (for which we also must depend on the manufacturer) to assist them in their compliance obligations under the laws of countries where we do not do business. These regulatory and customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding the seven national distribution centers and eleven regional distribution centers, in a district varies from eleven to twenty-two and totals 218 for all districts.  The facilities range in size from 800 to 132,000 square feet, with the average being 31,000 square feet.  We own 116 of these facilities and lease 102 of them for varying terms, with the majority having a remaining lease term of less than five years.

We have seven national distribution centers ranging in size from 160,000 to 240,000 square feet.  Five of the national distribution centers are owned and two are leased.  The remaining lease terms on these two leased facilities are one and four years, respectively.

We also have eleven regional distribution centers ranging in size from 130,000 to 240,000 square feet.  Five of the eleven regional distribution centers are owned and the other six are leased.  The remaining lease terms on the leased regional distribution centers are between two and ten years.

We also have three U.S. subsidiaries with eight owned facilities and fourteen leased distribution facilities. The leased facilities have remaining lease terms between one and nine years. The facilities range in size from 5,000 to 42,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2018, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	47	Senior Vice President - Supply Chain Management, February 2015 to present; Vice President - Chief Information Officer, April 2010 to January 2015.
M. W. Geekie	56	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	61	Senior Vice President and Chief Financial Officer, January 2013 to present.
W. P. Mansfield	55	Senior Vice President - Marketing, May 2017 to present; Senior Vice President - Sales and Marketing, April 2014 to April 2017; Vice President - Marketing, April 2012 to March 2014.
D. G. Maxwell	59	Senior Vice President - Sales, May 2017 to present; Regional Vice President, January 2015 to April 2017; District Vice President - California District, July 2003 to December 2014.
K. M. Mazzarella	57	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
B. L. Propst	48	Senior Vice President – Human Resources, June 2009 to present.
J. N. Reed	60	Vice President and Treasurer, April 2000 to present.
On December 15, 2017, J.N. Reed, as Vice President and Treasurer announced his intention to retire as an officer on April 1, 2018. T. E. Carpenter has been elected as Mr. Reed's replacement effective April 1, 2018. Prior to the election, Mr. Carpenter served the Company as Assistant Treasurer from August 2005 to March 2018.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2017, approximately 82% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, before the shareholder action described in the next sentence became effective, a shareholder was entitled to any cash dividends accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. On June 8, 2017, the shareholders voted to remove this adjustment for accruing dividends on the common stock.  We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or "retirement" (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2017	46,403	$20.00	N/A
November 1 to November 30, 2017	42,489	$20.00	N/A
December 1 to December 31, 2017	24,243	$20.00	N/A
Total	113,135	$20.00	N/A

Capital Stock at December 31, 2017
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	4,783	15,905,251
Common Stock	2,170	3,479,087
Total	6,953	19,384,338

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2017	2016
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.10	2.10
Total	$2.00	$3.00
On December 13, 2017, our Board of Directors declared a 10% stock dividend to shareholders of record on December 18, 2017.  Shares representing this dividend were issued on February 2, 2018.

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in thousands, except for per share data)

For the Years Ended December 31,	2017	2016	2015	2014	2013
Gross Sales	$6,662,385	$6,413,206	$6,136,343	$6,004,179	$5,682,084
Cash Discounts	(31,158)	(28,174)	(26,044)	(25,318)	(22,943)
Net Sales	$6,631,227	$6,385,032	$6,110,299	$5,978,861	$5,659,141
Gross Margin	$1,261,307	$1,208,363	$1,154,745	$1,118,547	$1,044,156
Net Income attributable to Graybar Electric Company, Inc.	$71,608	$93,079	$91,068	$87,428	$81,063
Average common shares outstanding(A)	19,367	19,125	18,901	18,762	18,866
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$3.70	$4.87	$4.82	$4.66	$4.30
Cash Dividends per share of Common Stock	$2.00	$3.00	$3.00	$4.00	$2.40
Total assets	$2,261,357	$2,099,232	$2,049,543	$1,939,113	$1,779,505
Total liabilities	$1,499,809	$1,368,343	$1,361,397	$1,257,132	$1,108,724
Shareholders’ equity	$761,548	$730,889	$688,146	$681,981	$670,781
Working capital(B)	$495,496	$440,233	$445,443	$444,138	$445,196
Long-term debt	$7,048	$7,271	$10,272	$11,595	$2,731
(A)All periods adjusted for the declaration of a 10% stock dividend declared in December 2017, a 5% stock dividend declared in December 2016, a 2.5% stock dividend declared in December 2015, and a 2.5% stock dividend declared in December 2013.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2016, 2015, 2014, and 2013 were 17,386, 16,364, 15,848, and 15,936, respectively.
(B)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2017. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

We set a record in annual sales for the Company for the year ended December 31, 2017. Our net sales totaled $6,631,227, an increase of $246,195, or 3.9%, compared to net sales of $6,385,032 for the year ended December 31, 2016. Net sales in our construction vertical increased 5.1%, while net sales in our industrial & utility vertical increased 9.2%. Our CIG vertical net sales decreased 5.0%.

Gross margin increased $52,944, or 4.4%, to $1,261,307 for the year ended December 31, 2017, when compared to gross margin of $1,208,363 for the same twelve-month period last year.  Gross margin rate for the year ended December 31, 2017 was 19.0% compared to 18.9% at December 31, 2016 as a result of our pricing and product diversification initiatives and our acquisition of Cape Electrical Supply LLC ("Cape Electric") in 2016.

Income before provision for income taxes increased $14,049, or 9.2%, to $167,548 for the year ended December 31, 2017, compared to $153,499 for the year ended December 31, 2016. The increase in income before provision for income taxes was primarily due to our growth in gross margin and increased other income, net which outpaced our increases in selling, general and administrative expenses and depreciation and amortization expenses.

In the fourth quarter of 2017, the President of the United States signed into the Tax Cuts and Jobs Act ("TCJA"). This legislation significantly changed U.S. tax law by, among other things, lowering the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% rate. Other effects of the TCJA are discussed in the ("Income Taxes" note to our consolidated financial statements). We recognized an additional $28,840 of provisional non-cash income tax expense in our consolidated statement of income for the year ended December 31, 2017 due to the effects of the TCJA. As a result, our net income for the year ended December 31, 2017 was $71,608, compared to $93,079 for the year ended December 31, 2016, a decrease of $21,471, or 23.1%. Despite this short-term negative impact, we anticipate that the TCJA will reduce our effective tax rate, improve liquidity, and provide opportunities to invest in and to grow our business.

Our performance in 2017 resulted from our employees’ focus on delivering exceptional service to our customers, as well as from continued execution on our strategic plan. Going forward, our vision is to be a leader in digital innovation by building the culture and capabilities to reimagine the value of distribution and transform the supply chain for the future. Our digital strategy and investments will focus on delivering an exceptional customer experience driven by our customers’ omnichannel buying preferences, on boosting efficiency and productivity in the supply chain and on inspiring a culture that rewards innovation, agility and growth. We will remain focused on organic growth, but we will continue to explore new opportunities that will enhance our long-term performance and strengthen our position as a leader in the supply chain.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$6,631,227	100.0%	$6,385,032	100.0%	$6,110,299	100.0%
Cost of merchandise sold	(5,369,920)	(81.0)	(5,176,669)	(81.1)	(4,955,554)	(81.1)
Gross Margin	1,261,307	19.0	1,208,363	18.9	1,154,745	18.9
Selling, general and administrative expenses	(1,047,157)	(15.8)	(1,008,729)	(15.8)	(965,134)	(15.8)
Depreciation and amortization	(48,890)	(0.7)	(47,852)	(0.7)	(43,242)	(0.7)
Other income, net	6,545	0.1	5,347	0.1	8,199	0.1
Income from Operations	171,805	2.6	157,129	2.5	154,568	2.5
Interest expense, net	(4,257)	(0.1)	(3,630)	(0.1)	(2,227)	—
Income before provision for income taxes	167,548	2.5	153,499	2.4	152,341	2.5
Provision for income taxes	(95,613)	(1.4)	(60,186)	(0.9)	(61,009)	(1.0)
Net Income	71,935	1.1	93,313	1.5	91,332	1.5
Net income attributable to noncontrolling interests	(327)	—	(234)	—	(264)	—
Net Income attributable to Graybar Electric Company, Inc.	$71,608	1.1%	$93,079	1.5%	$91,068	1.5%

2017 Compared to 2016

Net sales totaled $6,631,227 for the year ended December 31, 2017, compared to $6,385,032 for the year ended December 31, 2016, an increase of $246,195, or 3.9%.  For the year ended December 31, 2017, net sales in our construction vertical increased by 5.1%, while net sales in our industrial & utility vertical increased 9.2%. Our CIG vertical net sales decreased 5.0% from 2016.

Gross margin increased $52,944, or 4.4%, to $1,261,307 for the year ended December 31, 2017, from $1,208,363 for the year ended December 31, 2016. The increase resulted from an increase in net sales for the year ended December 31, 2017, compared to the year ended December 31, 2016, as well as our pricing and product diversification initiatives and our acquisition of Cape Electric in 2016. Our gross margin rate was 19.0% for the year ended December 31, 2017, compared to 18.9% for the year ended December 31, 2016.

Selling, general and administrative expenses ("SG&A") increased $38,428, or 3.8%, to $1,047,157 for the year ended December 31, 2017, mainly due to higher employment-related costs. SG&A as a percentage of net sales remained consistent at 15.8% for the years ended December 31, 2017 and 2016.

Depreciation and amortization expenses ("Depreciation") for the year ended December 31, 2017, increased $1,038, or 2.2%, to $48,890 from $47,852 for the year ended December 31, 2016.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2017 was $964,199, an increase of $23,592, or 2.5%, when compared to total property, at cost, at December 31, 2016 of $940,607. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2017 and 2016.

Other income, net totaled $6,545 for the year ended December 31, 2017, compared to $5,347 for the year ended December 31, 2016.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was due to a favorable settlement of a prior claim partially offset by reduced net gains on the disposal of real and personal property in 2017 as compared to 2016. Net gains on the disposal of real and personal property was $118 for the year ended December 31, 2017, compared to net gains on the disposal of real and personal property of $1,811 for the year ended December 31, 2016.

Interest expense, net increased $627, or 17.3%, to $4,257 for the year ended December 31, 2017, from $3,630 for the year ended December 31, 2016. The increase was due to higher interest rates on our short-term borrowings for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Income before provision for income taxes increased $14,049, or 9.2%, to $167,548 for the year ended December 31, 2017, compared to $153,499 for the year ended December 31, 2016. The increase in income before provision for income taxes was primarily due to our growth in gross margin and increased other income, net which outpaced our increases in SG&A and Depreciation.

Our provision for income taxes increased $35,427, or 58.9%, to $95,613 for the year ended December 31, 2017 from $60,186 for the year ended December 31, 2016.  Our effective tax rate was 57.1% for the year ended December 31, 2017, up from 39.2% for the year ended December 31, 2016. The increase in effective tax rate is primarily due to the enactment of the TCJA on December 22, 2017.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2017 decreased $21,471, or 23.1%, to $71,608 from $93,079 for the year ended December 31, 2016.

2016 Compared to 2015

Net sales totaled $6,385,032 for the year ended December 31, 2016, compared to $6,110,299 for the year ended December 31, 2015, an increase of $274,733, or 4.5%.  Net sales in construction and industrial & utility verticals increased over 2015 by 8.5% and 0.2%, respectively. Our CIG vertical decreased in net sales by 1.7% from 2015.

Gross margin increased $53,618, or 4.6%, to $1,208,363 for the year ended December 31, 2016, from $1,154,745 for the year ended December 31, 2015. The increase resulted from an increase in net sales for the year ended December 31, 2016, compared to the year ended December 31, 2015, as well as our pricing initiatives and our acquisitions.  Our gross margin rate was 18.9% for the years ended December 31, 2016 and 2015.

SG&A increased $43,595, or 4.5%, to $1,008,729 for the year ended December 31, 2016, mainly due to increases in normal compensation increases, increases in medical costs and increases in management and sales incentive accruals for the year ended December 31, 2016.  SG&A as a percentage of net sales remained consistent at 15.8% for the years ended December 31, 2016 and 2015.

Depreciation for the year ended December 31, 2016 increased $4,610, or 10.7%, to $47,852 from $43,242 for the year ended December 31, 2015.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2016 was $940,607, an increase of $31,931, or 3.5%, when compared to total property, at cost, at December 31, 2015 of $908,676.  Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2016 and 2015.

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

Our provision for income taxes decreased $823, or 1.3%, to $60,186 for the year ended December 31, 2016, from $61,009 for the year ended December 31, 2015.  Our effective tax rate was 39.2% for the year ended December 31, 2016, down from 40.0% for the year ended December 31, 2015. The decrease in the effective tax rate was attributable to a decline in the state income tax effective rate and future contingent liabilities. The effective tax rate for the years ended December 31, 2016 and 2015 was higher than the 35.0% U.S. federal statutory rate primarily due to state and local income taxes.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2017	2016	2015
Operating Activities	$45,128	$112,200	$96,853
Investing Activities	(39,176)	(91,066)	(76,571)
Financing Activities	(6,534)	(15,726)	(16,109)
Net (Decrease) Increase in Cash	$(582)	$5,408	$4,173

Our cash was $42,757 at December 31, 2017, a decrease of $582, or 1.3%, from $43,339 at December 31, 2016. Our short-term borrowings increased during the year to $169,643 at December 31, 2017 from $140,465 at December 31, 2016, primarily due to higher working capital investment required to support operating activities due to the growth in sales, funded with short-term lines of credit. Current assets exceeded current liabilities by $495,496 at December 31, 2017, an increase of $55,263, or 12.6%, from $440,233 at December 31, 2016.

Operating Activities

Cash flows from operations for the year ended December 31, 2017 decreased by $67,072 or 59.8%, to $45,128 at December 31, 2017 when compared to $112,200 for the year ended December 31, 2016. The decrease in cash flows provided by operations for December 31, 2017 was attributable to an increase in trade receivables of $97,410 as a result of increased sales in the fourth quarter, increased inventory levels of $62,618 to support our continued growth of sales, partially offset by increases in trade payables of $83,760.

The average number of days of sales in trade receivables for the year ended December 31, 2017 increased moderately compared to the same twelve-month period in 2016 due to increased sales in the fourth quarter of 2017, as compared to the fourth quarter of 2016. The days in inventory increased significantly for the year ended December 31, 2017 as a result of higher merchandise inventory levels at December 31, 2017 due to merchandise inventory purchases outpacing higher sales volume at December 31, 2017, compared to December 31, 2016.

Investing Activities

Net cash used by investing activities was $39,176 for the year ended December 31, 2017, compared to $91,066 for the year ended December 31, 2016, a decrease of $51,890, or 57.0%. The decrease was primarily due to the acquisition of Cape Electric, net of cash, for $59,946 in 2016, partially offset by higher capital expenditures for the year ended December 31, 2017, compared to the year ended December 31, 2016. For further discussion of the acquisition, refer to Note 15, "Acquisitions", of the notes to the consolidated financial statements included in Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Capital expenditures for the year ended December 31, 2017 totaled $41,342 compared to $35,215 for the same period last year. Proceeds on the disposal of property decreased during the year ended December 31, 2017, compared to 2016, primarily as a result of disposing of two local distribution facilities that provided proceeds of $2,153 in 2016.

Financing Activities

Net cash used by financing activities totaled $6,534 for the year ended December 31, 2017, compared to $15,726 for the year ended December 31, 2016, a decrease of $9,192, or 58.5%. The decrease was primarily due to lower cash dividends paid in 2017 compared to prior year. Cash dividends paid totaled $35,373, or $2.00 per share, for the year ended December 31, 2017, compared to $49,925, or $3.00 per share, for the year ended December 31, 2016.

Liquidity

We had a $550,000 revolving credit facility with $380,357 in available capacity at December 31, 2017, compared to capacity of $409,535 at December 31, 2016. At December 31, 2017 and 2016, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreement"). The first shelf agreement allows us to issue senior promissory notes to PGIM, Inc., formerly known as Prudential Investment Management, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. The second shelf agreement allows us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of December 31, 2017 and 2016. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 10, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had letters of credit of $5,371 and $5,244 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2017 and 2016.  The letters of credit are used primarily to support certain workers compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2017:

		Payments due by period
Contractual obligations	Total	2018	2019 and 2020	2021 and 2022	After 2022
Capital lease obligations	$13,623	$2,597	$3,809	$3,085	$4,132
Operating lease obligations	111,843	28,732	42,053	21,560	19,498
Purchase obligations	771,063	771,063	—	—	—
Total	$896,529	$802,392	$45,862	$24,645	$23,630

Capital lease obligations consist of both principal and interest payments. There were no long-term debt obligations at December 31, 2017.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $170,932 of accrued, unfunded pension obligations, $85,625 of accrued, unfunded employment-related benefit obligations, of which $76,799 is related to our postretirement benefit plan, and $2,318 in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We also expect to make contributions totaling approximately $40,000 to our defined benefit pension plan and fund $1,626 for nonqualified pension benefits during 2018 that are not included in the table.  We contributed $60,000 to our defined benefit pension plan and funded $1,589 for nonqualified benefits in 2017.

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

Merchandise Inventory

We value our inventories at the lower of cost (determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2017, 2016 and 2015, there were no material differences between our estimated reserve levels and actual write-offs.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.67%	4.15%	3.44%	3.78%
Expected return on plan assets	5.75%	5.75%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2017, was approximately 73% fixed income investments, 18% equity securities and 9% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a 1% decrease in the expected return on plan assets would have increased our 2017 pension expense by approximately $5,600. Our expected long-term rate of return on plan assets assumption will remain consistent for fiscal year 2018 at 5.75%.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a 1% decrease in the discount rate used to calculate both pension expense for 2017 and the pension liability as of December 31, 2017 would have increased pension expense by $8,200 and the pension liability by $90,700.  Similarly, a 1% decrease in the discount rate would have increased postretirement benefits expense by $200 and the December 31, 2017 postretirement benefits liability by $6,300.

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

Commodity Price Risk

We have exposure to commodity price risk on products we purchase for resale. Examples of such products include wire and cable, conduit, enclosures, and fittings.

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

Based on $169,643 in variable-rate debt outstanding at December 31, 2017, a 1% increase in interest rates would increase our interest expense by $1,696 per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2017
Debt Instruments	2018	2019	2020	2021	2022	After 2022	Total	Fair Value

Long-term, fixed-rate debt	$2,052	$1,383	$1,213	$1,162	$986	$2,304	$9,100	$8,363
Weighted-average interest rate	5.44%	5.71%	5.66%	5.64%	6.05%	6.89%

Short-term, variable-rate borrowings	$169,643	$—	$—	$—	$—	$—	$169,643	$169,643
Weighted-average interest rate	2.16%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2017.

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.

St. Louis, MO
March 9, 2018

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in thousands, except per share data)	2017	2016	2015
Net Sales	$6,631,227	$6,385,032	$6,110,299
Cost of merchandise sold	(5,369,920)	(5,176,669)	(4,955,554)
Gross Margin	1,261,307	1,208,363	1,154,745
Selling, general and administrative expenses	(1,047,157)	(1,008,729)	(965,134)
Depreciation and amortization	(48,890)	(47,852)	(43,242)
Other income, net	6,545	5,347	8,199
Income from Operations	171,805	157,129	154,568
Interest expense, net	(4,257)	(3,630)	(2,227)
Income before Provision for Income Taxes	167,548	153,499	152,341
Provision for income taxes	(95,613)	(60,186)	(61,009)
Net Income	71,935	93,313	91,332
Net income attributable to noncontrolling interests	(327)	(234)	(264)
Net Income attributable to Graybar Electric Company, Inc.	$71,608	$93,079	$91,068
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$3.70	$4.87	$4.82
(A)Adjusted for the declaration of a 10% stock dividend in December 2017, shares related to which were issued in February 2018. Prior to the adjustment, the average common shares outstanding were 17,386 and 17,183 for the years ended December 31, 2016 and 2015, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in thousands)	2017	2016	2015
Net Income	$71,935	$93,313	$91,332
Other Comprehensive Income
Foreign currency translation	5,945	2,218	(13,240)
Pension and postretirement benefits liability adjustment
(net of tax of $10,047, $5,245, and $16,261, respectively)	(15,780)	(8,238)	(25,542)
Total Other Comprehensive Loss	(9,835)	(6,020)	(38,782)
Comprehensive Income	$62,100	$87,293	$52,550
Less: comprehensive income (loss) attributable to noncontrolling interests, net of tax	531	379	(276)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$61,569	$86,914	$52,826

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in thousands, except share and per share data)			2017	2016
ASSETS
Current Assets
Cash and cash equivalents			$42,757	$43,339
Trade receivables (less allowances of $5,989 and $5,025, respectively)			1,061,590	964,180
Merchandise inventory			579,350	516,732
Other current assets			34,227	24,148
Total Current Assets			1,717,924	1,548,399
Property, at cost
Land			79,787	78,440
Buildings			470,784	454,587
Furniture and fixtures			300,705	286,615
Software			87,313	87,313
Capital leases			25,610	33,652
Total Property, at cost			964,199	940,607
Less – accumulated depreciation and amortization			(539,275)	(512,535)
Net Property			424,924	428,072
Other Non-current Assets			118,509	122,761
Total Assets			$2,261,357	$2,099,232
LIABILITIES
Current Liabilities
Short-term borrowings			$169,643	$140,465
Current portion of long-term debt			2,052	4,155
Trade accounts payable			835,931	752,171
Accrued payroll and benefit costs			119,349	121,421
Other accrued taxes			17,228	16,926
Other current liabilities			78,225	73,028
Total Current Liabilities			1,222,428	1,108,166
Postretirement Benefits Liability			70,747	70,628
Pension Liability			169,225	160,950
Long-term Debt			7,048	7,271
Other Non-current Liabilities			30,361	21,328
Total Liabilities			1,499,809	1,368,343
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2017	2016
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	15,912,467	14,606,830
Issued to shareholders	3,496,114	2,850,551
In treasury, at cost	(24,243)	(18,854)
Outstanding Common Stock	19,384,338	17,438,527	387,687	348,771
Common shares subscribed	923,156	896,456	18,463	17,929
Less subscriptions receivable	(923,156)	(896,456)	(18,463)	(17,929)
Retained Earnings			619,916	575,380
Accumulated Other Comprehensive Loss			(250,154)	(196,600)
Total Graybar Electric Company, Inc. Shareholders’ Equity			757,449	727,551
Noncontrolling Interests			4,099	3,338
Total Shareholders’ Equity			761,548	730,889
Total Liabilities and Shareholders’ Equity			$2,261,357	$2,099,232

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in thousands)	2017	2016	2015
Cash Flows from Operations
Net Income	$71,935	$93,313	$91,332
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	48,890	47,852	43,242
Deferred income taxes	14,168	19,540	4,173
Net gains on disposal of property	(118)	(1,811)	(5,918)
Net income attributable to noncontrolling interests	(327)	(234)	(264)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(97,410)	(18,608)	(3,409)
Merchandise inventory	(62,618)	16,503	(54,080)
Other current assets	(10,079)	7,245	10,698
Other non-current assets	(2,459)	1,137	(149)
Trade accounts payable	83,760	(25,534)	36,011
Accrued payroll and benefit costs	(2,072)	9,839	(16,783)
Other current liabilities	9,858	4,303	(14,596)
Other non-current liabilities	(8,400)	(41,345)	6,596
Total adjustments to net income	(26,807)	18,887	5,521
Net cash provided by operations	45,128	112,200	96,853
Cash Flows from Investing Activities
Proceeds from disposal of property	2,166	4,095	15,701
Capital expenditures for property	(41,342)	(35,215)	(74,179)
Acquisition of business, net of cash acquired	—	(59,946)	(18,093)
Net cash used by investing activities	(39,176)	(91,066)	(76,571)
Cash Flows from Financing Activities
Net increase in short-term borrowings	29,178	35,487	38,636
Repayment of long-term debt	—	(1,853)	(3,656)
Principal payments under capital leases	(4,271)	(4,810)	(4,704)
Sales of common stock	17,389	17,007	15,723
Purchases of treasury stock	(13,687)	(11,272)	(14,365)
Sales of noncontrolling interests’ common stock	627	—	401
Purchases of noncontrolling interests’ common stock	(397)	(360)	(109)
Dividends paid	(35,373)	(49,925)	(48,035)
Net cash used by financing activities	(6,534)	(15,726)	(16,109)
Net (Decrease) Increase in Cash	(582)	5,408	4,173
Cash, Beginning of Year	43,339	37,931	33,758
Cash, End of Year	$42,757	$43,339	$37,931
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under capital leases	$1,945	$427	$7,354
Cash Paid During the Year for:
Interest, net of amounts capitalized	$4,219	$3,737	$2,024
Income taxes, net of refunds	$78,411	$36,848	$52,076

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2014	$317,199	$513,672	$(152,193)	$3,303	$681,981
Net income		91,068		264	91,332
Other comprehensive loss			(38,242)	(540)	(38,782)
Stock issued	15,723			401	16,124
Stock purchased	(14,365)			(109)	(14,474)
Dividends declared	7,925	(55,960)			(48,035)
Balance, December 31, 2015	$326,482	$548,780	$(190,435)	$3,319	$688,146
Net income		93,079		234	93,313
Other comprehensive (loss) income			(6,165)	145	(6,020)
Stock issued	17,007				17,007
Stock purchased	(11,272)			(360)	(11,632)
Dividends declared	16,554	(66,479)			(49,925)
Balance, December 31, 2016	$348,771	$575,380	$(196,600)	$3,338	$730,889
Net income		71,608		327	71,935
Other comprehensive (loss) income			(10,039)	204	(9,835)
Adoption of ASU 2018-02		43,515	(43,515)		—
Stock issued	17,389			627	18,016
Stock purchased	(13,687)			(397)	(14,084)
Dividends declared	35,214	(70,587)			(35,373)
Balance, December 31, 2017	$387,687	$619,916	$(250,154)	$4,099	$761,548

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2017 and 2016 and
for the Years Ended December 31, 2017, 2016, and 2015
(Stated in thousands, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, industrial & utility, and commercial, institutional and government ("CIG") vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2017 presentation.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2017 that require recognition or disclosure in our financial statements.

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

Outgoing Freight Expenses

We record certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $54,545, $50,949, and $51,100 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 3 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"), which allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the new federal corporate tax rate enacted in the Tax Cuts and Jobs Act ("TCJA") enacted on December 22, 2017. The ASU will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. We elected to early adopt ASU 2018-02 for the annual period ended December 31, 2017; see Note 14 "Accumulated Other Comprehensive Loss" for discussion of our early adoption of the ASU.

We are adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 using the modified retrospective transition method. The modified retrospective approach requires applying the new revenue standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. This will result in a cumulative adjustment to retained earnings of $1,074 effective January 1, 2018. The adjustment reflects the acceleration of revenue and cost related to certain bill and hold transactions.

In February 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). The changes to the standard require employers to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact ASU 2017-07 will have on our condensed consolidated financial statements.

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

3. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2017
Allowance for cash discounts	$1,731	$31,158	$(30,873)	$2,016
Allowance for doubtful accounts	3,294	3,550	(2,871)	3,973
Total	$5,025	$34,708	$(33,744)	$5,989

For the Year Ended December 31, 2016
Allowance for cash discounts	$1,736	$28,174	$(28,179)	$1,731
Allowance for doubtful accounts	4,143	2,272	(3,121)	3,294
Total	$5,879	$30,446	$(31,300)	$5,025

For the Year Ended December 31, 2015
Allowance for cash discounts	$1,764	$26,044	$(26,072)	$1,736
Allowance for doubtful accounts	5,309	2,545	(3,711)	4,143
Total	$7,073	$28,589	$(29,783)	$5,879

4. INVENTORY

Our inventory is stated at the lower of cost (determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 90% of the total inventories at both December 31, 2017 and 2016. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $170,885 and $147,091 greater than reported under the LIFO method at December 31, 2017 and 2016, respectively.  In 2017 and 2015, we did not liquidate any portion of previously-created LIFO layers. In 2016, we liquidated portions of previously-created LIFO layers, resulting in decreases in cost of merchandise sold of $131.

Reserves for excess and obsolete inventories were $9,220 and $6,553 at December 31, 2017 and 2016, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $2,667, $1,641, and $495 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Depreciation expense was $38,824, $39,332, and $38,588 in 2017, 2016, and 2015, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2017 and 2016 were $1,945 and $427, respectively.

We capitalize interest expense on major construction and development projects while in progress.  Interest capitalized in 2017 and 2015 was $44 and $225, respectively. There was no interest capitalized in 2016.

Where applicable, we will capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  We capitalized software and software development costs of $4,214 and $3,542 in 2017 and 2016, respectively, and the amounts are recorded in furniture and fixtures.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale was $464 at December 31, 2016, and is recorded in net property in the consolidated balance sheet. During 2017 and 2016, we sold assets classified as held for sale with net book values of $464 and $148, respectively, and recorded net gains on the assets held for sale of $197 and $2,004, respectively in other income, net. There are no assets held for sale at December 31, 2017.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during 2017 and 2016.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the year ended December 31, 2017 and 2016, were as follows:

	2017	2016
Beginning Balance	$30,114	$13,737
Goodwill Acquired	—	16,377
Ending Balance	$30,114	$30,114

In 2016, goodwill increased due to the acquisition of Cape Electrical Supply LLC ("Cape Electric"). See Note 15, "Acquisitions", for further information on our acquisitions.

As of December 31, 2017, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17,163	$(3,272)	$13,891
Trade name	15 to 20 years	14,263	(1,292)	12,971
Non-compete agreements	3 to 5 years	281	(149)	132
Other intangible assets	10 years	162	(47)	115
Total		$31,869	$(4,760)	$27,109

	As of December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17,163	$(1,538)	$15,625
Trade name	15 to 20 years	14,263	(543)	13,720
Non-compete agreements	3 to 5 years	281	(84)	197
Other intangible assets	10 years	162	(4)	158
Total		$31,869	$(2,169)	$29,700

In 2016, other intangible assets were acquired in the acquisition of Cape Electric. See Note 15, "Acquisitions", for further information on our acquisitions.

Amortization expense for other intangible assets was $2,591 and $1,647 in 2017 and 2016, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2018	$2,579
2019	2,547
2020	2,505
2021	2,493
2022	2,493
After 2022	14,492
$27,109

We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2017.

7. INCOME TAXES

The TCJA was enacted on December 22, 2017. Among the provisions, the TCJA reduces the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018, requires companies to pay a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017 we have not completed our accounting for the tax effects of the enactment of the TCJA. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax under Staff Accounting Bulletin No. 118. For these items for which a reasonable estimate was made, we recognized a provisional amount of $28,840, which is included as a component of provision for income taxes.

Deferred tax assets and liabilities: We remeasured domestic deferred tax assets and liabilities as of December 31, 2017 based on the expected future applicable tax rate. However, we are still analyzing certain aspects of the TCJA and refining our calculations of cumulative timing differences, which could potentially affect the remeasurement of these balances or give rise to new deferred tax amounts. Our calculations could further be impacted by the issuance of future guidance clarifying certain aspects of the TCJA and by state legislative decisions regarding conformity to federal law. U.S. GAAP requires that the effects of tax rate changes be recorded as a component of tax expense from continuing operations in the year of enactment. The provisional amount recorded related to the remeasurement of our deferred tax balances was tax expense of $22,640, consisting of $43,515 of tax expense related to items previously recorded through accumulated other comprehensive income under FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("FAS 158"), and $20,875 of tax benefit related to items previously recorded through our provision for income taxes.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxation, and the amount of those earnings held in cash and other specified assets. We have recorded a provisional amount for our one-time transition tax liability, resulting in an increase in income tax expense of $6,200. We are still finalizing our calculation of the total post-1986 E&P for these foreign subsidiaries and the amounts held in cash and other specified assets, which could change our provisional transition tax liability. Our calculations could further be impacted by the issuance of future guidance clarifying certain aspects of the TCJA and by state legislative decisions regarding conformity to federal law. No additional income taxes have been provided for any outside basis difference inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have recorded $1,174 and $5,026 as a current and long-term liability, respectively, as we intend to elect to pay the federal tax over an eight-year period as allowed under the TCJA.

The FASB staff commented in January that they believe that Topic 740 is not clear it relates to the accounting for the global intangible low-taxed income (“GILTI”) provisions of the TCJA, and has concluded that an entity may elect to either provide deferred taxes related to GILTI or treat it as a period cost. Given that further guidance is expected surrounding the application of the GILTI rules and the fact that we do not believe GILTI will have a material impact on our tax provision, we have not yet made an accounting policy election as to whether we will provide deferred taxes related to GILTI or treat it as a period cost.

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

Our unrecognized tax benefits of $2,318, $1,755, and $2,247 as of December 31, 2017, 2016, and 2015, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Balance at January 1,	$1,755	$2,247	$3,104
Additions based on tax positions related to current year	437	397	464
Additions based on tax positions of prior years	291	—	—
Reductions for tax positions of prior years	(165)	(889)	(252)
Settlements	—	—	(1,069)
Balance at December 31,	$2,318	$1,755	$2,247

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $983 and $650 in interest and penalties at December 31, 2017 and 2016, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2014 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2014 federal return will expire on September 15, 2018, unless extended by consent. Our state income tax returns for 2013 through 2017 remain subject to examination by various state authorities with the latest period closing on December 31, 2022.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2013.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2017	2016	2015
“Statutory” federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	3.3	3.8
Deemed repatriation of foreign earnings	3.3	—	—
Effect of tax rate changes	13.5	—	—
Other, net	1.3	0.9	1.2
Effective tax rate	57.1%	39.2%	40.0%

The effective tax rate increased significantly as a result of the remeasurement of deferred tax assets and liabilities and recording the one-time transition tax as a result of the TCJA. As discussed above, a significant portion of the impact of the 2017 "Effect of tax rate changes" relates to items previously recorded through accumulated other comprehensive income under FAS 158.

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2017	2016	2015
Domestic	$155,268	$143,567	$143,144
Foreign	12,280	9,932	9,197
Income before taxes	$167,548	$153,499	$152,341

	For the Years Ended December 31,
Components of Income Tax Provision	2017	2016	2015
Current expense
U.S. Federal	$66,475	$33,030	$46,174
State	11,396	4,821	7,996
Foreign	3,574	2,795	2,666
Total current expense	$81,445	$40,646	$56,836
Deferred expense (benefit)
U.S. Federal	15,332	16,676	3,224
State	(1,139)	3,008	958
Foreign	(25)	(144)	(9)
Total deferred expense (benefit)	$14,168	$19,540	$4,173
Total income tax provision	$95,613	$60,186	$61,009

Federal and state current tax expense was increased by $5,067 and $1,133, respectively, due to recording the one-time transition tax as a result of the TCJA. Federal deferred tax expense was increased by $22,640 due to the remeasurement of deferred tax assets and liabilities as a result of the TCJA.

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2017	2016
Postretirement benefits	$19,768	$29,788
Payroll accruals	1,866	2,618
Bad debt reserves	1,023	1,322
Other deferred tax assets	4,772	5,251
Pension	37,988	47,847
Inventory	12,123	11,336
Subtotal	77,540	98,162
Less: valuation allowances	(23)	(136)
Deferred tax assets	77,517	98,026
Fixed assets	(27,156)	(40,887)
Computer software	(3,240)	(5,724)
Other deferred tax liabilities	(2,622)	(3,043)
Deferred tax liabilities	(33,018)	(49,654)
Net deferred tax assets	$44,499	$48,372

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2017	2016
Deferred tax assets included in other non-current assets	$44,860	$48,666
Deferred tax liabilities included in other non-current liabilities	(361)	(294)

Operating loss carryforwards included in net deferred tax assets at December 31 were:

	2017	2016
Foreign net operating losses(1)	$187	$239
State net operating losses(2)	504	529
(1)Expires in 2024
(2)Expires between 2023 and 2030

Due to uncertainties regarding the utilization of our state net operating losses, a partial valuation allowance has been applied against the deferred tax benefit at December 31, 2017.

We have no material undistributed earnings of non-U.S. subsidiaries as of December 31, 2017 due to the one-time transition tax enacted under the TCJA. A provision for federal and state income taxes of $5,067 and $1,133, respectively, has been recorded at December 31, 2017 for this one-time transition tax on undistributed foreign earnings as of December 31, 2017.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2017, approximately 82% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

No holder of our common stock or voting trust interests representing our common stock ("common stock", "common shares", or "shares") may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  Additionally, before the shareholder action described in the next sentence became effective, a shareholder was entitled to any cash dividends accrued for the quarter in which the purchase offer is made, adjusted pro rata for the number of days such shares were held prior to the dividend record date. On June 8, 2017, the shareholders voted to remove this adjustment for accruing dividends on the common stock. We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or "retirement" (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares have been issued at $20.00 per share.

During 2017, eligible employees and qualified retirees subscribed for 923,156 shares totaling $18,463.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 5, 2018; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 5, 2018, in the case of shares paid for prior to January 5, 2018.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2017	684,347	678,958
2016	563,590	610,626
2015	718,269	666,861

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2017 and 2016.

On December 13, 2017, our Board of Directors declared a 10% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of December 18, 2017. The stock was issued on February 2, 2018. On December 8, 2016, our Board of Directors declared a 5% common stock dividend.  Each shareholder was entitled to one share of common stock for every twenty shares held as of December 19, 2016. The stock was issued on February 3, 2017. On December 10, 2015, our Board of Directors, declared a 2.5% common stock dividend. Each shareholder was entitled to one share of common stock for every forty shares held as of December 18, 2015. The stock was issued on February 1, 2016.

9. NET INCOME PER SHARE OF COMMON STOCK

  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 10% stock dividend declared in 2017, a 5% stock dividend declared in 2016, and a 2.5% stock dividend declared in 2015. The average number of shares used in computing net income per share of common stock at December 31, 2017, 2016, and 2015 was 19,367,048, 19,124,547, and 18,900,929, respectively.

10. DEBT

	December 31,
Long-term Debt	2017	2016
Capital leases, various maturities, with a weighted average interest rate of 5.97%	$9,100	$11,426
Less current portion	(2,052)	(4,155)
Long-term Debt	$7,048	$7,271

Long-term Debt matures as follows:
2018	$2,052
2019	1,383
2020	1,213
2021	1,162
2022	986
After 2022	2,304
$9,100

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $737 and $984 at December 31, 2017 and 2016, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2017 and 2016, respectively.

Revolving Credit Facility

On December 31, 2017 and 2016, we along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $300,000.

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

Interest on our borrowings under the Credit Agreement are based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Credit Agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Credit Agreement. In connection with such a borrowing, the applicable borrower also selects the term of the loan, up to six months. Swing line loans, which are daily loans, bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar

Canada as borrower). In addition to interest payments, there are also certain fees and obligations associated with borrowings, swing line loans, letters of credit and other administrative matters.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the Credit Agreement. We were in compliance with all covenants as of December 31, 2017 and 2016.

We had total letters of credit of $5,371 and $5,244 outstanding, of which none were issued under the $550,000 revolving credit facility at December 31, 2017 and December 31, 2016, respectively. The letters of credit are used primarily to support certain workers' compensation insurance policies.

Short-term borrowings of $169,643 and $140,465 outstanding at December 31, 2017 and 2016, respectively, were drawn under the revolving credit facility.

Short-term borrowings outstanding during the years ended December 31, 2017 and 2016 ranged from a minimum of $112,292 and $105,014 to a maximum of $229,782 and $311,506, respectively.  The average daily amount of borrowings outstanding under short-term credit agreements during 2017 and 2016 amounted to approximately $166,000 and $185,000 at weighted-average interest rates of 2.16% and 1.52%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2017 was 2.60%.

At December 31, 2017, we had available unused committed lines of credit amounting to $380,357, compared to $409,535 at December 31, 2016.  These lines are available to meet our short-term cash requirements, and certain committed lines of credit have annual fees of up to 40 basis points (0.40%) of the committed lines of credit as of December 31, 2017 and 2016.

Private Placement Shelf Agreements

On August 2, 2017, we amended our uncommitted $100,000 private placement shelf agreement with PGIM, Inc. formerly known as Prudential Investment Management, Inc. (the "Prudential Shelf Agreement"). The Prudential Shelf Agreement allows us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. At December 31, 2017 and 2016, no notes had been issued under the Prudential Shelf Agreement.

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

Each shelf agreement contains customary affirmative and negative covenants for facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-terrorism laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants that we are subject to during the term of the shelf agreements.  We were in compliance with all covenants as of December 31, 2017 and 2016.

In addition, we have agreed to a most favored lender clause which is designed to ensure that any notes issued in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement in the future will continue to be of equal ranking with indebtedness under our Credit Agreement.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The plan provides retirement benefits based on an employee’s average earnings and years of service.  These employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified pension benefits for compensation in excess of the IRS compensation limits applicable to the plan and otherwise eligible compensation deferred.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan.  Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2017 and 2016.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2017 and 2016:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of period	$669,789	$634,068	$76,576	$75,937
Service cost	26,415	25,369	2,327	2,288
Interest cost	27,818	28,263	2,844	3,030
Actuarial loss (gain)	85,618	35,504	(61)	889
Benefits paid from plan assets	(50,136)	(50,422)	—	—
Benefits paid from Company assets	(1,589)	(1,634)	(6,427)	(6,958)
Plan participants' contributions	—	—	1,540	1,390
Administrative expenses paid	(1,603)	(1,359)	—	—
Benefit Obligation at End of Period	756,312	669,789	76,799	76,576
Change in Plan Assets:
Fair value of plan assets at beginning of period	507,287	447,258	—	—
Actual return on plan assets	69,832	31,810	—	—
Employer contributions(1)	61,589	81,634	4,887	5,568
Plan participants' contributions	—	—	1,540	1,390
Benefits paid(1)	(51,725)	(52,056)	(6,427)	(6,958)
Administrative expenses paid	(1,603)	(1,359)	—	—
Fair Value of Plan Assets at End of Period	585,380	507,287	—	—
Unfunded Status	$170,932	$162,502	$76,799	$76,576
(1) Includes $1,589 and $1,634 paid from our assets for unfunded nonqualified pension benefits in fiscal years 2017 and 2016, respectively.

The accumulated benefit obligation for our defined benefit pension plan was $670,060 and $592,810 at December 31, 2017 and 2016, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Current accrued benefit cost	$1,707	$1,552	$6,052	$5,948
Non-current accrued benefit cost	169,225	160,950	70,747	70,628
Net amount recognized	$170,932	$162,502	$76,799	$76,576

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Net actuarial loss	$192,456	$177,234	$10,575	$11,093
Prior service cost (gain)	201	457	(1,195)	(2,527)
Accumulated other comprehensive loss	$192,657	$177,691	$9,380	$8,566

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2018, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$19,965	$613
Prior service cost (gain)	235	(1,453)
Accumulated other comprehensive loss (income)	$20,200	$(840)

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.67%	4.15%	3.44%	3.78%
Rate of compensation increase	4.74%	4.52%	—	—
Healthcare cost trend on covered charges	—	—	5.5% / 5%	6% / 5%

For measurement of the postretirement benefit obligation, a 5.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed at December 31, 2017.  This rate is assumed to decline to 5.0% at January 1, 2019 and remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2017 and 2016.

The net periodic benefit cost for the years ended December 31, 2017, 2016, and 2015 included the following components:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$26,415	$25,369	$25,607	$2,327	$2,288	$2,505
Interest cost	27,818	28,263	25,203	2,844	3,030	2,925
Expected return on plan assets	(30,631)	(27,016)	(28,297)	—	—	—
Amortization of:
Net actuarial loss	21,503	19,164	20,028	788	709	1,044
Prior service cost (gain)	420	423	452	(2,181)	(2,181)	(2,181)
Net periodic benefit cost	$45,525	$46,203	$42,993	$3,778	$3,846	$4,293

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.48%	4.08%	3.78%	4.09%	3.77%
Expected return on plan assets	5.75%	5.75%	6.25%	—	—	—
Rate of compensation increase	4.52%	4.44%	4.47%	—	—	—
Healthcare cost trend on covered charges	—	—	—	6% / 5%	6.5% / 5%	7% / 5%

The expected return on plan assets assumption for the defined benefit pension plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 6.0% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2017.  The rate was assumed to decline to 5.0% in 2019 and to remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2017, 2016 and 2015 net periodic benefit cost.

We expect to contribute $40,000 to our defined benefit pension plan and fund $1,626 for non-qualified pension benefits during 2018.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2018	$48,665	$6,156
2019	51,270	6,565
2020	52,701	6,856
2021	51,088	7,026
2022	52,146	7,003
After 2022	276,523	33,742

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

Our defined benefit pension plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of corporate fixed-income securities, long duration government, and quasi-governmental, as well as appropriate levels of equity and alternative investments designed to optimize the plan's liability hedge ratio. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, primarily offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.
Asset allocation information for the defined benefit pension plan at December 31, 2017 and 2016 is as follows:

Investment	2017 Actual Allocation	2017 Target Allocation Range	2016 Actual Allocation	2016 Target Allocation Range
Equity securities-U.S.	8%	3-15%	8%	3-15%
Equity securities-International	10%	3-15%	11%	3-15%
Fixed income investments-U.S.	70%	35-75%	62%	35-75%
Fixed income investments-International	3%	3-10%	5%	3-10%
Absolute return	4%	5-15%	5%	5-15%
Real assets	3%	3-10%	3%	3-10%
Private equity	1%	0-3%	1%	0-3%
Short-term investments	1%	0-3%	5%	0-3%
Total	100%	100%	100%	100%

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

Real assets
Real assets consists of a natural resource fund (oil, gas and forestry) and a real estate investment trust ("REIT"). The natural resource fund is owned by a limited partnership ("LP"). The LP is generally characterized as requiring a long-term commitment with limited liquidity. The value of the LP is not publicly available and thus, is classified as Level 3. The REIT is a commingled trust. The commingled trust is valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the LP and REIT.

Private equity
Private equity is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private equity does not have an actively traded market with readily observable prices. The investments are LPs structured as fund-of-funds. The investments are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private equity investments are classified as Level 3. Audited financial statements are produced on an annual basis for the private equity investments.

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

There have been no changes in the methodologies for determining fair value at December 31, 2017 or 2016.

The following tables set forth, by level within the fair value hierarchy, the defined benefit pension plan assets measured at fair value as of December 31, 2017 and 2016:

December 31, 2017
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$11,488	$34,950	$—	$—	$46,438
Equity securities - International	—	59,632	—	—	59,632
Fixed income investments - U.S.	296,232	114,447	—	—	410,679
Fixed income investments - International	—	17,210	—	—	17,210
Absolute return	24,444	—	—	—	24,444
Real assets	15,565	—	—	197	15,762
Private equity	—	—	—	7,461	7,461
Short-term investments	3,754	—	—	—	3,754
Total	$351,483	$226,239	$—	$7,658	$585,380

December 31, 2016
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$9,827	$30,952	$—	$—	$40,779
Equity securities - International	—	55,619	—	—	55,619
Fixed income investments - U.S.	99,383	218,712	—	—	318,095
Fixed income investments - International	—	27,346	—	—	27,346
Absolute return	25,479	—	—	—	25,479
Real assets	14,852	—	—	195	15,047
Private equity	—	—	—	1,942	1,942
Short-term investments	22,980	—	—	—	22,980
Total	$172,521	$332,629	$—	$2,137	$507,287

The tables below set forth a summary of changes in the fair value of the defined benefit pension plan's Level 3 assets for the years ended December 31, 2017 and 2016:

December 31, 2017
	Real Assets	Private Equity	Total
Balance, beginning of year	$195	$1,942	$2,137
Realized gains	—	96	96
Unrealized gains (losses)	2	(100)	(98)
Purchases	—	6,891	6,891
Sales	—	(1,368)	(1,368)
Balance, end of year	$197	$7,461	$7,658

December 31, 2016
	Real Assets	Private Equity	Total
Balance, beginning of year	$456	$2,704	$3,160
Realized gains	12	181	193
Unrealized losses	(19)	(150)	(169)
Purchases	—	121	121
Sales	(254)	(914)	(1,168)
Balance, end of year	$195	$1,942	$2,137

12. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. All employees hired or rehired after July 1, 2015, are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay, with a maximum match of 3%. The matching contribution expense recognized by us was $907 and $363 for the years ended December 31, 2017 and 2016, respectively.

Annual contributions made by us to the profit-sharing portion of the plan are determined by the Board of Directors at their discretion, are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the plan was $43,235, $41,365, and $40,020 for the years ended December 31, 2017, 2016 and 2015, respectively.

13. COMMITMENTS AND CONTINGENCIES

Rental expense was $27,326, $25,133, and $22,685 in 2017, 2016, and 2015, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2018	$25,968
2019	20,476
2020	12,985
2021	8,964
2022	5,713
After 2022	10,679

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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2017	2016
Currency translation	$(4,602)	$(10,343)
Pension liability	(192,657)	(177,691)
Postretirement benefits liability	(9,380)	(8,566)
Adoption of ASU 2018-02	(43,515)	—
Accumulated other comprehensive loss	$(250,154)	$(196,600)

We elected to early adopt ASU 2018-02 for the annual period ended December 31, 2017. The applicable tax rate was adjusted in response to the enactment of the TCJA and the corresponding changes in the U.S. federal statutory tax rate resulted in a reclassification of $43,515 from accumulated other comprehensive loss to retained earnings as of December 31, 2017.

The following table represents amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

	2017			2016
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Consolidated Statement of Income:
Selling, general and administrative expenses	$22,291	$(1,761)	$20,530	$19,873	$(1,758)	$18,115
Tax (benefit) expense	(8,671)	685	(7,986)	(7,731)	684	(7,047)
Total reclassifications for the period, net of tax	$13,620	$(1,076)	$12,544	$12,142	$(1,074)	$11,068

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

	2017			2016
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency		Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10,343)	$(186,257)	$(196,600)	$(12,416)		$(178,019)	$(190,435)
Other comprehensive income before reclassifications	5,741	—	5,741	2,073		—	2,073
Amounts reclassified from accumulated other comprehensive loss (net of tax $(7,986) and $(7,047))	—	12,544	12,544	—		11,068	11,068
Actuarial loss, (net of tax $18,033 and $12,292)	—	(28,324)	(28,324)	—		(19,306)	(19,306)
Net current-period other comprehensive income (loss)	5,741	(15,780)	(10,039)	2,073		(8,238)	(6,165)
Adoption of ASU 2018-02	—	(43,515)	(43,515)	—	—	—	—
Ending balance December 31,	$(4,602)	$(245,552)	$(250,154)	$(10,343)		$(186,257)	$(196,600)

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

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2017 and 2016:

	2017
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,530,571	$1,712,880	$1,700,843	$1,686,933
Gross margin	$299,829	$322,893	$321,984	$316,601
Net income (loss) attributable to the Company	$17,681	$33,334	$29,434	$(8,841)
Net income (loss) attributable to the Company per share of common stock(A)	$0.91	$1.72	$1.52	$(0.45)
(A)All periods adjusted for a 10% stock dividend declared in December 2017.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2017 were 17,620,521, 17,641,979, 17,610,573, and 17,565,590, respectively.

	2016
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,465,480	$1,630,521	$1,689,619	$1,599,412
Gross margin	$279,647	$305,599	$318,758	$304,359
Net income attributable to the Company	$15,045	$25,635	$30,129	$22,270
Net income attributable to the Company per share of common stock(A)	$0.79	$1.34	$1.57	$1.17
(A)All periods adjusted for a 10% stock dividend declared in December 2017 and a 5% stock dividend declared in December 2016.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2016 were 16,537,536, 16,569,408, 16,573,041, and 16,558,984, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2018 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2018 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

 PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

	1.	Financial Statements
All Consolidated Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

	2.	Financial Statement Schedule
None.

	3.	Exhibits
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

10.1
Management Incentive Plan, filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 dated March 10, 2016 (Commission File No. 000-00255) and incorporated herein by reference.*

	10.2	Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, effective January 1, 2016*

	10.3	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan*

10.4
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

10.5
Private Shelf Agreement, dated September 22, 2014, filed as Exhibit 10.7 to the Company’s Report on Form 8-K dated September 22, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

10.6
Amendment No. 1 to Private Shelf Agreement, dated August 2, 2017, filed as Exhibit 10 to the Company’s Report on Form 10-Q dated October 31, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

10.7
Private Shelf Agreement, dated September 22, 2016, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated November 1, 2016 (Commission File No. 000-00255) and incorporated herein by reference.

	21	List of subsidiaries of the Company

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of March 2018.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 9, 2018.

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