Form 10-K
period 2017-12-31
GRAYBAR ELECTRIC CO INC
filed 2018-03-27
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS
WITH RESPECT TO SHARES OF COMMON STOCK OF
GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

            Names and Addresses of all Voting Trustees (as of March 9, 2018):

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
None

EXPLANATORY NOTE

The Annual Report Relating to Voting Trust Interests, filed by the Voting Trustees under a Voting Trust Agreement, dated as of March 3, 2017 (the "Voting Trust Agreement"), among the Voting Trustees, participating holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar" or the "Company") and Graybar was filed for years prior to 1982 on Form 16-K, which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release").  In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports.  Specific requirements respecting the form of such annual reports were to be determined on a case-by-case basis.

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

INFORMATION REGARDING VOTING TRUST

PART I

Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

Amount deposited during year	Amount withdrawn during year (4)	Amount held at end of year	Percentage of class held at end of year

1,545,265	986,365	14,461,262	82.1%

(1)	The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar.

(2)
The 2007 voting trust, which was formed under that certain voting trust agreement dated as of March 16, 2007, terminated on March 3, 2017.  The 2007 voting trust is the predecessor to the 2017 voting trust under the Voting Trust Agreement. 14,011,446 shares of Common Stock were deposited into the 2017 Voting Trust at its inception.

(3)	Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the Voting Trust Agreement.

(4)
The 986,365 shares of Common Stock withdrawn from the voting trust in 2017 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's purchase rights under its amended Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury or cancelled.

Item 2.         Exercise of Voting Rights.

The voting trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the voting trustees voted the shares of Common Stock held by them at the Graybar 2017 annual meeting for (i) the election of 9 directors, (ii) amendment of the amended Restated Certificate of Incorporation to define Retirement for employees who are not eligible to receive a service pension due to their most recent hire date, (iii) amendment of the amended Restated Certificate of Incorporation to remove the adjustment for accruing dividends on the common stock, and (iv) approval of the Amendment and Restatement of the 2016 Three-Year Common Stock Plan.

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

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

The following table presents information, as of March 9, 2018, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 9, 2018, no Voting Trustee owned any securities of Graybar, other than those deposited under the Voting Trust Agreement, or any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 10, 2018		Percent of class owned
R. R. Harwood	Voting Trust Interests (A)	Direct	28,015	(B)	0.175%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. C. Lyons	Voting Trust Interests (A)	Direct	20,897	(B)	0.130%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

W. P. Mansfield	Voting Trust Interests (A)	Direct	17,421	(B)	0.109%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

D. G. Maxwell	Voting Trust Interests (A)	Direct	19,034	(B)	0.119%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	Voting Trust Interests (A)	Direct	49,014	(B)	0.306%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

_____________________

(A)  Issued under the Voting Trust Agreement.
(B)  The number of shares of Common Stock to which such Voting Trust Interests relate.
(C)  As of February 28, 2018, the Voting Trustees together held of record, with shared power to vote,
16,037,966 shares of Common Stock, or 82.2% of the outstanding shares of Common Stock.

Item 5.            Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in Graybar's Definitive Information Statement relating to the 2018 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

Item 6.            Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

Item 7.            Other Activities of Voting Trustees.

Except as described in this Annual Report, the Voting Trustees did not perform any other activities as voting trustees during the fiscal year.

Item 8.            Representation of Other Persons by Voting Trustees.

The Voting Trustees represented no persons other than holders of Voting Trust Interests under the Voting Trust Agreement during the year.

Item 9.            Remuneration of Voting Trustees.

The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries.  No Voting Trustee received any remuneration from any person or persons for acting as a Voting Trustee.

Name of	Capacities in	Cash Compensation
Voting	which Compensation	Salaries, Bonuses
Trustee	Received	and Directors’ Fees (1)
R. R. Harwood	Director, Senior Vice President and	$599,550
	Chief Financial Officer

R. C. Lyons	Director, Regional Vice President -	$451,283
	Eastern Region

W. P. Mansfield	Director, Senior Vice President -	$557,164
	Marketing

D. G. Maxwell	Director, Senior Vice President -	$493,059
	Sales

K. M. Mazzarella	Director, Chairman of the Board,	$1,949,137
	President and Chief Executive Officer

(1)  Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 2, 2018 under Graybar’s Management Incentive Plan with respect to services rendered during 2017.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings plans, perquisites and other personal benefits, and other miscellaneous items, which will be included in the Summary Compensation Table of the Information Statement for Ms. Mazzarella and Messrs. Harwood and Mansfield.

Item 12.          Lists of Exhibits Filed.

(4)   Instruments defining the rights of security holders, including indentures.

Voting Trust Agreement dated as of March 3, 2017, a form which is attached as Annex A to the Prospectus, dated January 6, 2017, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-214560), is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 27, 2018, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated March 3, 2017.

By
/S/ R. R. HARWOOD
R. R. HARWOOD

/S/ R. C. LYONS
R. C. LYONS

/S/ W. P. MANSFIELD
W. P. MANSFIELD

/S/ D. G. MAXWELL
D. G. MAXWELL

/S/ K. M. MAZZARELLA
K. M. MAZZARELLA