Form 10-Q
period 2018-03-31
GRAYBAR ELECTRIC CO INC
filed 2018-05-02
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2018: 19,522,586
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands, except per share data)	2018	2017
Gross Sales	$1,644,976	$1,537,869
Cash discounts	(7,324)	(7,298)
Net Sales	1,637,652	1,530,571
Cost of merchandise sold	(1,326,233)	(1,230,742)
Gross Margin	311,419	299,829
Selling, general and administrative expenses	(263,361)	(252,995)
Depreciation and amortization	(12,057)	(11,876)
Other income, net	764	608
Income from Operations	36,765	35,566
Non-operating expenses	(7,486)	(5,847)
Income before Provision for Income Taxes	29,279	29,719
Provision for income taxes	(8,115)	(11,996)
Net Income	21,164	17,723
Less: Net income attributable to noncontrolling interests	(71)	(42)
Net Income attributable to Graybar Electric Company, Inc.	$21,093	$17,681
Net Income per share of Common Stock(A)	$1.08	$0.91
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	19,545	19,383
(A)Adjusted for the declaration of a 10% stock dividend in 2017, shares related to which were issued in February 2018.  Prior to the adjustment, the average common shares outstanding were 17,621 for the three months ended March 31, 2017.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2018	2017
Net Income	$21,164	$17,723
Other Comprehensive Income
Foreign currency translation	(2,555)	657
Pension and postretirement benefits liability adjustment (net of tax of $(1,680) and $(1,974), respectively)	4,845	3,101
Total Other Comprehensive Income	2,290	3,758
Comprehensive Income	$23,454	$21,481
Less: comprehensive (loss) income attributable to noncontrolling interests, net of tax	(8)	108
Comprehensive Income attributable to Graybar Electric Company, Inc.	$23,462	$21,373

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			March 31, 2018	December 31, 2017
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$62,780	$42,757
Trade receivables (less allowances of $6,041 and $5,989, respectively)			1,050,811	1,061,590
Merchandise inventory			616,819	579,350
Other current assets			22,820	34,227
Total Current Assets			1,753,230	1,717,924
Property, at cost
Land			79,672	79,787
Buildings			473,924	470,784
Furniture and fixtures			303,202	300,705
Software			87,313	87,313
Capital leases			25,652	25,610
Total Property, at cost			969,763	964,199
Less – accumulated depreciation and amortization			(548,524)	(539,275)
Net Property			421,239	424,924
Other Non-current Assets			115,379	118,509
Total Assets			$2,289,848	$2,261,357
LIABILITIES
Current Liabilities
Short-term borrowings			$180,000	$169,643
Current portion of long-term debt			3,413	2,052
Trade accounts payable			885,013	835,931
Accrued payroll and benefit costs			82,128	119,349
Other accrued taxes			22,637	17,228
Other current liabilities			67,070	78,225
Total Current Liabilities			1,240,261	1,222,428
Postretirement Benefits Liability			70,990	70,747
Pension Liability			163,603	169,225
Long-term Debt			8,428	7,048
Other Non-current Liabilities			22,052	30,361
Total Liabilities			1,505,334	1,499,809
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2018	December 31, 2017
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	16,262,114	15,912,467
Issued to shareholders	3,567,292	3,496,114
In treasury, at cost	(257,346)	(24,243)
Outstanding Common Stock	19,572,060	19,384,338	391,441	387,687
Advance Payments on Subscriptions to Common Stock			1,070	—
Retained Earnings			635,933	619,916
Accumulated Other Comprehensive Loss			(247,785)	(250,154)
Total Graybar Electric Company, Inc. Shareholders’ Equity			780,659	757,449
Noncontrolling Interests			3,855	4,099
Total Shareholders’ Equity			784,514	761,548
Total Liabilities and Shareholders’ Equity			$2,289,848	$2,261,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in thousands)	2018	2017
Cash Flows from Operations
Net Income	$21,164	$17,723
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	12,057	11,876
Deferred income taxes	(516)	(644)
Net gains on disposal of property	(27)	(90)
Net income attributable to noncontrolling interests	(71)	(42)
Changes in assets and liabilities:
Trade receivables	10,779	23,080
Merchandise inventory	(40,777)	(47,901)
Other current assets	11,407	(785)
Other non-current assets	(207)	(2,790)
Trade accounts payable	49,082	56,658
Accrued payroll and benefit costs	(37,221)	(43,975)
Other current liabilities	(7,982)	40
Other non-current liabilities	3,372	(4,770)
Total adjustments to net income	(104)	(9,343)
Net cash provided by operations	21,060	8,380
Cash Flows from Investing Activities
Proceeds from disposal of property	592	116
Capital expenditures for property	(8,354)	(6,235)
Net cash used by investing activities	(7,762)	(6,119)
Cash Flows from Financing Activities
Net increase in short-term borrowings	10,357	26,036
Principal payments under capital leases	(2,346)	(2,119)
Sale of common stock	9,486	9,302
Purchases of common stock	(4,662)	(3,629)
Purchases of noncontrolling interests’ common stock	(236)	(355)
Dividends paid	(5,874)	(5,306)
Net cash provided by financing activities	6,725	23,929
Net Increase in Cash	20,023	26,190
Cash, Beginning of Year	42,757	43,339
Cash, End of Period	$62,780	$69,529

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$42	$145
Acquisition of software and maintenance under financing arrangement	$5,046	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			17,681		42	17,723
Other comprehensive income				3,692	66	3,758
Stock issued	8,282					8,282
Stock purchased	(3,629)				(355)	(3,984)
Advance payments		1,020				1,020
Dividends declared			(5,306)			(5,306)
March 31, 2017	$353,424	$1,020	$587,755	$(192,908)	$3,091	$752,382

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387,687	$—	$619,916	$(250,154)	$4,099	$761,548
Net income			21,093		71	21,164
Other comprehensive income (loss)				2,369	(79)	2,290
Adoption of ASC 606, net of tax			798			798
Stock issued	8,416					8,416
Stock purchased	(4,662)				(236)	(4,898)
Advance payments		1,070				1,070
Dividends declared			(5,874)			(5,874)
March 31, 2018	$391,441	$1,070	$635,933	$(247,785)	$3,855	$784,514

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2017, included in our latest Annual Report on Form 10-K.

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since March 31, 2018 that require recognition or disclosure in these financial statements.

Revenue Recognition

Sales revenue is recognized when control of the promised good or service is transferred to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but also include freight and handling charges. Our standard shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Service revenue is recognized over time as the benefit of the services is transferred to the customer. Services are typically short-term in nature and range from one to three days.  In instances where there are multiple performance obligations within a contract (e.g., product sale and services), the transaction price is allocated to the separate performance obligations based upon its relative standalone selling price.  Service revenue represented less than 1% of total revenue in the first quarter of 2018. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

Merchandise Inventory

Our inventory is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

Other Postretirement Benefits

We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the eligible employees’ periods of active service.  These costs are determined on an actuarial basis.  Our condensed consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plan

We sponsor a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the eligible employees’ periods of active service.  These costs are determined on an actuarial basis.  Our condensed consolidated balance sheets reflect the funded status of the defined benefit pension plan.

Non-Operating Expenses

Non-operating expenses are comprised of interest expense, net and non-service cost components of the net periodic benefit cost for the pension and other postretirement benefit plans. The non-service cost components include interest cost, expected return on plan assets, amortization of net actuarial gains/losses, and amortization of prior service costs/gains.

New Accounting Standards

No new accounting standards that were issued or became effective during 2018 have had or are expected to have a material impact on our condensed consolidated financial statements except those noted below:

We adopted Accounting Standards Update (“ASU” or “Update”) 2017-07, “Compensation - Retirement Benefits (Topic 715)” ("ASU 2017-07") on January 1, 2018 using the retrospective transition method. The updates to the standard require us to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs are presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The impact to three months ended March 31, 2017 operating results within the condensed consolidated statement of income as a result of adopting ASU 2017-07 is presented in the table below:

Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2017
(Stated in thousands)	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$258,045	$(5,050)	$252,995
Non-operating expenses	797	5,050	5,847

On January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers." See Note 3, "Revenue", for further information.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our condensed consolidated financial statements but have decided we will not adopt the guidance early.

3. REVENUE

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.

We recorded an increase to opening retained earnings of $798 (net of tax of $276) as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to the recognition of bill and hold transactions that were deferred under ASC Topic 605. The impact to revenues for the quarter ended March 31, 2018 was an increase of $311 as a result of applying ASC Topic 606.

In accordance with the new revenue standard requirement, the disclosure impact of adoption on our condensed consolidated statement of income for the three months ended March 31, 2018 and the condensed consolidated balance sheet as of March 31, 2018 was as follows:

Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2018
(Stated in thousands)	As Reported	Balance without Adoption	Effect of Change
Net sales	$1,637,652	$1,637,341	$311
Cost of merchandise sold	1,326,233	1,325,883	350

Condensed Consolidated Balance Sheet

	March 31, 2018
(Stated in thousands)	As Reported	Balance without Adoption	Effect of Change
Merchandise inventory	$616,819	$626,629	$(9,810)
Other current assets	22,820	23,096	(276)
Other non-current liabilities	22,052	32,897	(10,845)
Retained earnings	635,933	635,135	798

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Construction	58.7%	58.5%
Industrial & Utility	22.1	21.7
CIG	19.2	19.8
Total net sales	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2018. In addition, for the three months ended March 31, 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

4. INCOME TAXES

The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated provisional estimates for these new TCJA provisions as part of our forecasted annual effective tax rate. For the period ended March 31, 2018, we have not recorded any adjusted tax impacts with respect to provisional amounts previously recorded at December 31, 2017 for deferred tax balances and the one-time transition tax. We are still refining our calculations and interpreting recent guidance on both the federal and state level which could change these provisional tax amounts. No material changes are anticipated.

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

Our unrecognized tax benefits of $2,426 and $2,318 at March 31, 2018 and December 31, 2017, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,022 and $983 in interest and penalties at March 31, 2018 and December 31, 2017, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

5. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2018, approximately 82% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends declared were $5,874 and $5,306 for the three months ended March 31, 2018 and 2017, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2018 and December 31, 2017.

6. DEBT

Revolving Credit Facility

At March 31, 2018 and December 31, 2017, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

We were in compliance with all covenants under the Credit Agreement as of March 31, 2018 and December 31, 2017.

There were $180,000 and $169,643 in short-term borrowings outstanding under the Credit Agreement at March 31, 2018 and December 31, 2017, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2018 and 2017 ranged from a minimum of $140,000 and $112,292 to a maximum of $234,000 and $166,501, respectively.

We had total letters of credit of $5,371 outstanding, of which none were issued under the Credit Agreement at both March 31, 2018 and December 31, 2017. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

At March 31, 2018, we had unused lines of credit under the Credit Agreement amounting to $370,000 available, compared to $380,357 at December 31, 2017.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1,411 and $797 for the three months ended March 31, 2018 and 2017, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100,000 private placement shelf agreement with PGIM, Inc., (the "Prudential Shelf Agreement") which is expected to allow us to issue senior promissory notes to affiliates of Prudential at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. No notes had been issued under the Prudential Shelf Agreement as of March 31, 2018 and December 31, 2017.

We also have an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement, as of March 31, 2018 and December 31, 2017.

We have agreed to a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

Each shelf agreement contains customary representations and warranties of the Company and the applicable lender, and customary events of default.  All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the shelf agreements as of March 31, 2018 and December 31, 2017.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2018 and December 31, 2017.

The net periodic benefit cost for the three months ended March 31, 2018 and 2017 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Selling, general, and administrative expenses:
Service cost	$7,100	$6,700	$575	$575
Non-operating expenses:
Interest cost	6,975	7,000	650	700
Expected return on plan assets	(8,075)	(7,725)	—	—
Amortization of:
Net actuarial loss	6,725	5,300	225	225
Prior service cost (gain)	75	100	(500)	(550)
Net periodic benefit cost	$12,800	$11,375	$950	$950
We made qualified and nonqualified pension contributions totaling $11,621 and $19,584 during the three-month periods ended March 31, 2018 and 2017, respectively. Additional contributions totaling $30,005 are expected to be paid during the remainder of 2018.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$6,950	$(425)	$6,525	$5,525	$(450)	$5,075
Tax (benefit) expense	(1,789)	109	(1,680)	(2,149)	175	(1,974)
Total reclassifications for the period, net of tax	$5,161	$(316)	$4,845	$3,376	$(275)	$3,101

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1	$(4,602)	$(245,552)	$(250,154)	$(10,343)	$(186,257)	$(196,600)
Other comprehensive (loss) income before reclassifications	(2,476)	—	(2,476)	591	—	591
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,680) and $(1,974))	—	4,845	4,845	—	3,101	3,101
Net current-period other comprehensive (loss) income	(2,476)	4,845	2,369	591	3,101	3,692
Ending balance March 31	$(7,078)	$(240,707)	$(247,785)	$(9,752)	$(183,156)	$(192,908)

9. ASSETS HELD FOR SALE

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. There were no assets held for sale at March 31, 2018 or December 31, 2017. We did have assets held for sale with a net book value of $464 at March 31, 2017. During the three months ended March 31, 2017, we did not sell any assets that were classified as held for sale.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three-month periods ended March 31, 2018 and 2017.

10. COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; a sustained interruption in the operation of our information systems; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

All dollar amounts, except per share data, are stated in thousands ($000s) in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, industrial & utility and commercial, institutional and government ("CIG") vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEMs"). We purchase all the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily based in the United States ("U.S.").  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

Our net sales for the three months ended March 31, 2018 set a new first quarter sales record. Net sales for the first quarter of 2018 totaled $1,637,652, an increase of $107,081, or 7.0%, compared to net sales of $1,530,571 for the first quarter of 2017.

Gross margin increased $11,590, or 3.9% to $311,419 for the three months ended March 31, 2018, compared to $299,829 for the first quarter of 2017. Gross margin rate was 19.0% for the three months ended March 31, 2018 compared to 19.6% for the three months ended March 31, 2017. The decrease in gross margin rate was impacted by commodity supplier price increases as well as increased competitive pricing pressures during the first quarter of 2018.

Net income attributable to Graybar for the three months ended March 31, 2018 was $21,093, which was $3,412 higher, or 19.3%, more than net income attributable to Graybar of $17,681 for same period last year.

As we look towards the remainder of 2018, we will pursue our vision of leadership in digital innovation by building the culture and capabilities to reimagine the value of distribution and transform the supply chain for the future and continue our focus on organic growth as well looking for new opportunities that will enhance our long-term performance and strengthen our position as a leader in the supply chain.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Dollars	Percent	Dollars	Percent
Net Sales	$1,637,652	100.0%	$1,530,571	100.0%
Cost of merchandise sold	(1,326,233)	(81.0)	(1,230,742)	(80.4)
Gross Margin	311,419	19.0	299,829	19.6
Selling, general and administrative expenses	(263,361)	(16.1)	(252,995)	(16.5)
Depreciation and amortization	(12,057)	(0.7)	(11,876)	(0.8)
Other income, net	764	—	608	—
Income from Operations	36,765	2.2	35,566	2.3
Non-operating expenses	(7,486)	(0.4)	(5,847)	(0.3)
Income before Provision for Income Taxes	29,279	1.8	29,719	2.0
Provision for income taxes	(8,115)	(0.5)	(11,996)	(0.8)
Net Income	21,164	1.3	17,723	1.2
Less: Net income attributable to noncontrolling interests	(71)	—	(42)	—
Net Income attributable to Graybar Electric Company, Inc.	$21,093	1.3%	$17,681	1.2%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales increased to $1,637,652 for the quarter ended March 31, 2018, compared to $1,530,571 for the quarter ended March 31, 2017, an increase of $107,081, or 7.0%.  Net sales in our industrial & utility, construction, and CIG verticals increased for the three months ended March 31, 2018, compared to the same three-month period of 2017 by 9.1%, 7.3%, and 3.7%, respectively.

Gross margin increased $11,590, or 3.9%, to $311,419 for the three months ended March 31, 2018, from $299,829 for the same period in 2017. The increase in gross margin was primarily due to increased net sales in the first quarter of 2018. Our gross margin as a percent of net sales was 19.0% for the three months ended March 31, 2018, compared to 19.6% for the three months ended March 31, 2017. The decrease in gross margin rate was impacted by commodity supplier price increases as well as increased competitive pricing pressures during the first quarter of 2018.

Selling, general and administrative expenses ("SG&A") increased $10,366, or 4.1%, to $263,361 in the first quarter of 2018 from $252,995 in the first quarter of 2017, due primarily to higher compensation and benefit related costs.  SG&A as a percentage of net sales totaled 16.1% for the three months ended March 31, 2018, compared to 16.5% for the three months ended March 31, 2017.

Depreciation and amortization expenses ("Depreciation") for the three months ended March 31, 2018 increased $181, or 1.5%, to $12,057 from $11,876 in the first quarter of 2017. The increase was due to an increase in property, at cost. Total property, at cost, at March 31, 2018 was $969,763, an increase of $24,413, or 2.6%, when compared to total property, at cost, at March 31, 2017 of $945,350.

Other income, net totaled $764 for the three-month period ended March 31, 2018, compared to $608 for the three months ended March 31, 2017.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net was primarily due to an increase in trade receivable interest charges to customers for the three months ended March 31, 2018, compared to the same three-month period in 2017.

Non-operating expenses for the three months ended March 31, 2018, increased $1,639, or 28.0%, to $7,486 from $5,847 for the three months ended March 31, 2017. The increase was due to increases in non-service cost components of net periodic benefit costs of $1,025 and interest expense, net of $614 for the three months ended March 31, 2018, compared to the same three-month period in 2017.

Income before provision for income taxes totaled $29,279 for the three months ended March 31, 2018, a decrease of $440, or 1.5%, from $29,719 for the three months ended March 31, 2017. The decrease was primarily due to increases in SG&A, Depreciation, and non-operating expenses outpacing our growth in gross margin and increase in other income, net.

Our total provision for income taxes decreased $3,881, or 32.4%, to $8,115 for the three months ended March 31, 2018, compared to $11,996 for the same period of 2017.  The decrease in our provision for income taxes is due to the reduction of the U.S. federal corporate income tax rate to 21% as part of the enactment of the Tax Cuts and Jobs Act ("TCJA") signed into law in the fourth quarter of 2017. As a result of the TCJA, our effective tax rate was 27.7% for the three months ended March 31, 2018, compared to 40.4% for the same period of 2017.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2018 increased $3,412, or 19.3%, to $21,093 from $17,681 for the three months ended March 31, 2017.

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

Our cash and cash equivalents at March 31, 2018 were $62,780, compared to $42,757 at December 31, 2017, an increase of $20,023, or 46.8%. Our short-term borrowings increased by $10,357, or 6.1%, during the three-month period to $180,000 at March 31, 2018 from $169,643 at December 31, 2017, primarily due to higher working capital investment required to support operating activities due to the growth in sales and funding of employee benefits, all funded via short-term lines of credit. Current assets exceeded current liabilities by $512,969 at March 31, 2018, an increase of $17,473, or 3.5%, from $495,496 at December 31, 2017.

Operating Activities

Cash provided by operations for the three months ended March 31, 2018 was $21,060, compared to cash provided by operations of $8,380 for the three months ended March 31, 2017. Cash provided by operations for the three months ended March 31, 2018, was attributable to net income of $21,164, an increase in collections of trade receivables of $10,779 from December 31, 2017 to March 31, 2018, and an increase in trade accounts payable of $49,082 from December 31, 2017 to March 31, 2018, partially offset by increased inventory levels during the three months ended March 31, 2018 of $40,777 and a decrease in accrued payroll benefits of $37,221 from December 31, 2017 to March 31, 2018.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2018 increased moderately compared to the same three-month period ended March 31, 2017, due to increased trade receivables in the first quarter of 2018, as compared to the first quarter of 2017. The days in inventory increased significantly for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to higher merchandise inventory levels to support sales growth.

Investing Activities

Net cash used by investing activities totaled $7,762 for the three months ended March 31, 2018, compared to $6,119 for the same three-month period in 2017, an increase of $1,643, or 26.9%. The increase was due to higher capital expenditures in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Proceeds on the disposal of property increased during the three months ended March 31, 2018, compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $6,725, compared to $23,929 for the three months ended March 31, 2017, a decrease of $17,204, or 71.9%. The decrease was due to a smaller increase in short-term borrowings for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Liquidity

We had a $550,000 revolving credit facility with $370,000 in available capacity at March 31, 2018, compared to capacity of $380,357 at December 31, 2017. At March 31, 2018 and December 31, 2017, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreement"). The first shelf agreement allows us to issue senior promissory notes to PGIM, Inc., formerly known as Prudential Investment Management, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. The second shelf agreement allows us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of March 31, 2018 and December 31, 2017. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,371, outstanding, of which none were issued under the $550,000 revolving credit facility at both March 31, 2018 and December 31, 2017. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards are discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2018, approximately 82% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2018	118,068	$20.00	N/A
February 1 - February 28, 2018	68,847	$20.00	N/A
March 1 - March 31, 2018	46,188	$20.00	N/A
Total	233,103	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

May 2, 2018	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 2, 2018	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)