Form 10-Q
period 2018-06-30
GRAYBAR ELECTRIC CO INC
filed 2018-07-31
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

YES ☒ NO ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2018: 19,472,154
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands, except per share data)	2018	2017	2018	2017
Gross Sales	$1,840,417	$1,720,842	$3,485,393	$3,258,711
Cash discounts	(8,085)	(7,962)	(15,409)	(15,260)
Net Sales	1,832,332	1,712,880	3,469,984	3,243,451
Cost of merchandise sold	(1,481,176)	(1,389,987)	(2,807,409)	(2,620,729)
Gross Margin	351,156	322,893	662,575	622,722
Selling, general and administrative expenses	(270,768)	(252,107)	(534,129)	(505,102)
Depreciation and amortization	(12,358)	(12,144)	(24,415)	(24,020)
Other income, net	652	3,521	1,416	4,129
Income from Operations	68,682	62,163	105,447	97,729
Non-operating expenses	(7,527)	(6,299)	(15,013)	(12,146)
Income before Provision for Income Taxes	61,155	55,864	90,434	85,583
Provision for income taxes	(16,574)	(22,463)	(24,689)	(34,459)
Net Income	44,581	33,401	65,745	51,124
Less: Net income attributable to noncontrolling interests	(89)	(67)	(160)	(109)
Net Income attributable to Graybar Electric Company, Inc.	$44,492	$33,334	$65,585	$51,015
Net Income per share of Common Stock(A)	$2.28	$1.72	$3.36	$2.63
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	19,501	19,406	19,516	19,394
(A)Adjusted for the declaration of a 10% stock dividend in 2017, shares related to which were issued in February 2018.  Prior to the adjustment, the average common shares outstanding were 17,642 and 17,631 for the three and six months ended June 30, 2017, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in thousands)	2018	2017	2018	2017
Net Income	$44,581	$33,401	$65,745	$51,124
Other Comprehensive Income
Foreign currency translation	(1,737)	2,277	(4,292)	2,934
Pension and postretirement benefits liability adjustment (net of tax of $(1,630), $(2,019), $(3,310), and $(3,993), respectively)	4,699	3,171	9,544	6,272
Total Other Comprehensive Income	2,962	5,448	5,252	9,206
Comprehensive Income	$47,543	$38,849	$70,997	$60,330
Less: comprehensive income attributable to noncontrolling interests, net of tax	27	140	19	248
Comprehensive Income attributable to Graybar Electric Company, Inc.	$47,516	$38,709	$70,978	$60,082

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			June 30, 2018	December 31, 2017
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$47,084	$42,757
Trade receivables (less allowances of $6,118 and $5,989, respectively)			1,149,519	1,061,590
Merchandise inventory			619,302	579,350
Other current assets			26,530	34,227
Total Current Assets			1,842,435	1,717,924
Property, at cost
Land			79,586	79,787
Buildings			479,814	470,784
Furniture and fixtures			306,253	300,705
Software			87,313	87,313
Capital leases			26,636	25,610
Total Property, at cost			979,602	964,199
Less – accumulated depreciation and amortization			(557,356)	(539,275)
Net Property			422,246	424,924
Other Non-current Assets			122,341	118,509
Total Assets			$2,387,022	$2,261,357
LIABILITIES
Current Liabilities
Short-term borrowings			$230,000	$169,643
Current portion of long-term debt			3,424	2,052
Trade accounts payable			893,987	835,931
Accrued payroll and benefit costs			75,809	119,349
Other accrued taxes			21,185	17,228
Other current liabilities			76,954	78,225
Total Current Liabilities			1,301,359	1,222,428
Postretirement Benefits Liability			71,218	70,747
Pension Liability			159,599	169,225
Long-term Debt			8,812	7,048
Other Non-current Liabilities			21,237	30,361
Total Liabilities			1,562,225	1,499,809
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2018	December 31, 2017
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	16,402,110	15,912,467
Issued to shareholders	3,608,067	3,496,114
In treasury, at cost	(481,363)	(24,243)
Outstanding Common Stock	19,528,814	19,384,338	390,577	387,687
Advance Payments on Subscriptions to Common Stock			542	—
Retained Earnings			674,562	619,916
Accumulated Other Comprehensive Loss			(244,761)	(250,154)
Total Graybar Electric Company, Inc. Shareholders’ Equity			820,920	757,449
Noncontrolling Interests			3,877	4,099
Total Shareholders’ Equity			824,797	761,548
Total Liabilities and Shareholders’ Equity			$2,387,022	$2,261,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in thousands)	2018	2017
Cash Flows from Operations
Net Income	$65,745	$51,124
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	24,415	24,020
Deferred income taxes	(1,834)	(2,343)
Net gains on disposal of property	(97)	(193)
Net income attributable to noncontrolling interests	(160)	(109)
Changes in assets and liabilities:
Trade receivables	(87,929)	(69,899)
Merchandise inventory	(43,260)	(68,812)
Other current assets	7,697	(1,488)
Other non-current assets	(8,826)	(4,987)
Trade accounts payable	58,056	79,553
Accrued payroll and benefit costs	(43,540)	(51,138)
Other current liabilities	(866)	12,021
Other non-current liabilities	5,110	(10,809)
Total adjustments to net income	(91,234)	(94,184)
Net cash used by operations	(25,489)	(43,060)
Cash Flows from Investing Activities
Proceeds from disposal of property	336	1,675
Capital expenditures for property	(19,348)	(17,668)
Net cash used by investing activities	(19,012)	(15,993)
Cash Flows from Financing Activities
Net increase in short-term borrowings	60,357	67,697
Principal payments under capital leases	(2,983)	(2,754)
Sale of common stock	12,574	12,272
Purchases of common stock	(9,142)	(6,613)
Purchases of noncontrolling interests’ common stock	(241)	(359)
Dividends paid	(11,737)	(10,624)
Net cash provided by financing activities	48,828	59,619
Net Increase in Cash	4,327	566
Cash, Beginning of Year	42,757	43,339
Cash, End of Period	$47,084	$43,905

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$1,073	$351
Acquisition of software and maintenance under financing arrangement	$5,046	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			51,015		109	51,124
Other comprehensive income				9,067	139	9,206
Stock issued	11,755					11,755
Stock purchased	(6,613)				(359)	(6,972)
Advance payments		517				517
Dividends declared			(10,624)			(10,624)
June 30, 2017	$353,913	$517	$615,771	$(187,533)	$3,227	$785,895

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387,687	$—	$619,916	$(250,154)	$4,099	$761,548
Net income			65,585		160	65,745
Other comprehensive income (loss)				5,393	(141)	5,252
Adoption of ASC 606, net of tax			798			798
Stock issued	12,032					12,032
Stock purchased	(9,142)				(241)	(9,383)
Advance payments		542				542
Dividends declared			(11,737)			(11,737)
June 30, 2018	$390,577	$542	$674,562	$(244,761)	$3,877	$824,797

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since June 30, 2018 that require recognition or disclosure in these financial statements.

Revenue Recognition

Sales revenue is recognized when control of the promised good or service is transferred to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services.  Service revenue represented less than 1% of gross sales for the three and six months ended June 30, 2018. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

We adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU” or “Update”) 2017-07, “Compensation - Retirement Benefits (Topic 715)” ("ASU 2017-07") on January 1, 2018 using the retrospective transition method. The updates to the standard require us to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs are presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The impact to the three and six months ended June 30, 2017 operating results within the condensed consolidated statements of income as a result of adopting ASU 2017-07 is presented in the tables below:

Condensed Consolidated Statements of Income

	Three Months Ended June 30, 2017
(Stated in thousands)	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$257,338	$(5,231)	$252,107
Non-operating expenses	1,068	5,231	6,299

	Six Months Ended June 30, 2017
(Stated in thousands)	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$515,383	$(10,281)	$505,102
Non-operating expenses	1,865	10,281	12,146

On January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers." See Note 3, "Revenue", for further information.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. Although we anticipate the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets, we do not expect the adoption to have a material impact on our consolidated statements of income. We are continuing to assess the potential impacts of ASU 2016-02 and currently expect the most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged.

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

We recorded an increase to opening retained earnings of $798 (net of tax of $276) as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to the recognition of bill and hold transactions that were deferred under ASC Topic 605. The impact to revenue as a result of applying ASC Topic 606 for the three and six months ended June 30, 2018 was a decrease of $2,008 and $1,697, respectively.

In accordance with the new revenue standard requirement, the disclosure impact of adoption on our condensed consolidated statements of income for the three and six months ended June 30, 2018 and the condensed consolidated balance sheet as of June 30, 2018 was as follows:

Condensed Consolidated Statements of Income

	Three Months Ended June 30, 2018
(Stated in thousands)	As Reported	Balance without Adoption	Effect of Change
Net sales	$1,832,332	$1,834,340	$(2,008)
Cost of merchandise sold	1,481,176	1,483,148	(1,972)

	Six Months Ended June 30, 2018
(Stated in thousands)	As Reported	Balance without Adoption	Effect of Change
Net sales	$3,469,984	$3,471,681	$(1,697)
Cost of merchandise sold	2,807,409	2,809,031	(1,622)

Condensed Consolidated Balance Sheet

	June 30, 2018
(Stated in thousands)	As Reported	Balance without Adoption	Effect of Change
Merchandise inventory	$619,302	$627,141	$(7,839)
Other current assets	26,530	26,806	(276)
Other non-current liabilities	21,237	30,075	(8,838)
Retained earnings	674,562	673,764	798

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Construction	59.2%	58.6%	58.9%	58.4%
CIG	21.8	21.8	22.0	21.9
Industrial & Utility	19.0	19.6	19.1	19.7
Total net sales	100.0%	100.0%	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2018. In addition, for the three and six months ended June 30, 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material. As permitted in ASC Topic 606, we have elected to omit disclosure related to performance obligations for revenue pertaining to contracts that have an original expected duration of one year or less, to contracts where revenue is recognized as invoiced and to contracts with variable consideration related to wholly unsatisfied performance obligations,

4. INCOME TAXES

The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated provisional estimates for these new TCJA provisions as part of our forecasted annual effective tax rate. For the three- and six-month periods ended June 30, 2018, we have not recorded any adjusted tax impacts with respect to provisional amounts previously recorded at December 31, 2017 for deferred tax balances and the one-time transition tax. We are still refining our calculations and interpreting recent guidance on both the federal and state level which could change these provisional tax amounts. No material changes are anticipated.

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

Our unrecognized tax benefits of $2,545 and $2,318 at June 30, 2018 and December 31, 2017, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,062 and $983 in interest and penalties at June 30, 2018 and December 31, 2017, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

5. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2018, approximately 82% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends declared were $5,863 and $5,318 for the three months ended June 30, 2018 and 2017, respectively. Cash dividends declared were $11,737 and $10,624 for the six months ended June 30, 2018 and 2017, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2018 and December 31, 2017.

6. DEBT

Revolving Credit Facility

At June 30, 2018 and December 31, 2017, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contains an accordion feature, which allows us to request increases to the aggregate borrowing commitments of up to $300,000.

We were in compliance with all covenants under the Credit Agreement as of June 30, 2018 and December 31, 2017.

There were $230,000 and $169,643 in short-term borrowings outstanding under the Credit Agreement at June 30, 2018 and December 31, 2017, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2018 and 2017 ranged from a minimum of $140,000 and $112,292 to a maximum of $242,000 and $229,782, respectively.

We had total letters of credit of $5,371 outstanding, none of which were issued under the Credit Agreement at both June 30, 2018 and December 31, 2017. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

At June 30, 2018, we had unused lines of credit under the Credit Agreement amounting to $320,000 available, compared to $380,357 at December 31, 2017.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1,699 and $1,068 for the three months ended June 30, 2018 and 2017, respectively. Interest expense, net was $3,110 and $1,865 for the six months ended June 30, 2018 and 2017, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100,000 private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement"), which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. No notes had been issued under the Prudential Shelf Agreement as of June 30, 2018 and December 31, 2017.

We also have an uncommitted $100,000 private placement shelf agreement (the “MetLife Shelf Agreement”) with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, “MetLife”).  Subject to the terms and conditions set forth below, the MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019. No notes have been issued under the MetLife Shelf Agreement, which ranks equally with the Company’s Credit Agreement and Prudential Shelf Agreement, as of June 30, 2018 and December 31, 2017.

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

We were in compliance with all covenants under the shelf agreements as of June 30, 2018 and December 31, 2017.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2018 and December 31, 2017.

The net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Selling, general, and administrative expenses:
Service cost	$7,167	$6,508	$584	$588
Total selling, general, and administrative expenses	$7,167	$6,508	$584	$588
Non-operating expenses:
Interest cost	6,686	6,909	669	722
Expected return on plan assets	(7,856)	(7,590)	—	—
Amortization of:
Net actuarial loss	6,522	5,451	201	169
Prior service cost (gain)	84	110	(478)	(540)
Total non-operating expenses	$5,436	$4,880	$392	$351
Net periodic benefit cost	$12,603	$11,388	$976	$939

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Selling, general, and administrative expenses:
Service cost	$14,267	$13,208	$1,159	$1,163
Total selling, general, and administrative expenses	$14,267	$13,208	$1,159	$1,163
Non-operating expenses:
Interest cost	13,661	13,909	1,319	1,422
Expected return on plan assets	(15,931)	(15,315)	—	—
Amortization of:
Net actuarial loss	13,247	10,751	426	394
Prior service cost (gain)	159	210	(978)	(1,090)
Total non-operating expenses	$11,136	$9,555	$767	$726
Net periodic benefit cost	$25,403	$22,763	$1,926	$1,889
We made qualified and nonqualified pension contributions totaling $10,002 and $18,002 during the three-month periods ended June 30, 2018 and 2017, respectively. Contributions made during the six-month periods ended June 30, 2018 and 2017 totaled $21,623 and $37,586, respectively. Additional contributions expected to be paid during the remainder of 2018 total $20,003, but the amount may change at our discretion.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$6,723	$(394)	$6,329	$5,620	$(430)	$5,190
Tax (benefit) expense	(1,731)	101	(1,630)	(2,186)	167	(2,019)
Total reclassifications for the period, net of tax	$4,992	$(293)	$4,699	$3,434	$(263)	$3,171

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$13,673	$(819)	$12,854	$11,145	$(880)	$10,265
Tax (benefit) expense	(3,520)	210	(3,310)	(4,335)	342	(3,993)
Total reclassifications for the period, net of tax	$10,153	$(609)	$9,544	$6,810	$(538)	$6,272

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1	$(7,078)	$(240,707)	$(247,785)	$(9,752)	$(183,156)	$(192,908)
Other comprehensive (loss) income before reclassifications	(1,675)	—	(1,675)	2,204	—	2,204
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,630) and $(2,019))	—	4,699	4,699	—	3,171	3,171
Net current-period other comprehensive (loss) income	(1,675)	4,699	3,024	2,204	3,171	5,375
Ending balance June 30	$(8,753)	$(236,008)	$(244,761)	$(7,548)	$(179,985)	$(187,533)

The following table represents the activity included in accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(4,602)	$(245,552)	$(250,154)	$(10,343)	$(186,257)	$(196,600)
Other comprehensive (loss) income before reclassifications	(4,151)	—	(4,151)	2,795	—	2,795
Amounts reclassified from accumulated other comprehensive income (net of tax $(3,310) and $(3,993))	—	9,544	9,544	—	6,272	6,272
Net current-period other comprehensive (loss) income	(4,151)	9,544	5,393	2,795	6,272	9,067
Ending balance June 30	$(8,753)	$(236,008)	$(244,761)	$(7,548)	$(179,985)	$(187,533)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. There were no assets held for sale at June 30, 2018 or December 31, 2017. During the three and six months ended June 30, 2017, we sold assets classified as held for sale with a net book value of $464 and recorded a net gain on the assets held for sale of $197 in other income, net on the condensed consolidated statements of income. There were no assets held for sale at June 30, 2017.

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

For assets held for sale, impairment occurs whenever the net book value of the property listed for sale exceeds the expected selling price less estimated selling expenses. There were no impairment charges recorded during the three- and six-month periods ended June 30, 2018 and 2017.

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

Business Overview

Our net sales for the three months ended June 30, 2018 set a new quarterly sales record for the Company. Net sales for the second quarter of 2018 totaled $1,832,332, an increase of $119,452, or 7.0%, compared to net sales of $1,712,880 for the second quarter of 2017. We believe this increase is a result of our continued investment in people, technology and service innovation.

Gross margin increased $28,263, or 8.8% to $351,156 for the three months ended June 30, 2018, compared to $322,893 for the second quarter of 2017. Gross margin rate was 19.2% for the three months ended June 30, 2018, compared to 18.9% for the three months ended June 30, 2017. The increase in gross margin rate was a result of our pricing and product diversification initiatives.

Net income attributable to Graybar for the three months ended June 30, 2018 was $44,492, which was $11,158, or 33.5%, higher than net income attributable to Graybar of $33,334 for the same period last year.

Net sales for the six months ended June 30, 2018 were $3,469,984, an increase of $226,533, or 7.0%, from net sales of $3,243,451 for the same six-month period last year. Gross margin for the six months ended June 30, 2018 was $662,575, an increase of $39,853, or 6.4%, compared to gross margin of $622,722 for the same six-month period last year. Gross margin rate was 19.1% for the six-month period ended June 30, 2018, compared to 19.2% for the six-month period ended June 30, 2017. Net income attributable to Graybar for the six months ended June 30, 2018 was $65,585, an increase of $14,570, or 28.6%, from net income attributable to Graybar of $51,015 for the same six-month period last year.

As we look ahead, we will sustain our focus on delivering an exceptional customer experience, driving accelerated growth and transforming our business for the future. We will continue to manage our business wisely to achieve profitable organic growth, while we seek out new opportunities that will enhance our long-term performance and strengthen our position as a leader in supply chain innovation.

Consolidated Results of Operations

The following tables set forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Dollars	Percent	Dollars	Percent
Net Sales	$1,832,332	100.0%	$1,712,880	100.0%
Cost of merchandise sold	(1,481,176)	(80.8)	(1,389,987)	(81.1)
Gross Margin	351,156	19.2	322,893	18.9
Selling, general and administrative expenses	(270,768)	(14.8)	(252,107)	(14.7)
Depreciation and amortization	(12,358)	(0.7)	(12,144)	(0.7)
Other income, net	652	—	3,521	0.2
Income from Operations	68,682	3.7	62,163	3.7
Non-operating expenses	(7,527)	(0.4)	(6,299)	(0.4)
Income before Provision for Income Taxes	61,155	3.3	55,864	3.3
Provision for income taxes	(16,574)	(0.9)	(22,463)	(1.4)
Net Income	44,581	2.4	33,401	1.9
Less: Net income attributable to noncontrolling interests	(89)	—	(67)	—
Net Income attributable to Graybar Electric Company, Inc.	$44,492	2.4%	$33,334	1.9%

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Dollars	Percent	Dollars	Percent
Net Sales	$3,469,984	100.0%	$3,243,451	100.0%
Cost of merchandise sold	(2,807,409)	(80.9)	(2,620,729)	(80.8)
Gross Margin	662,575	19.1	622,722	19.2
Selling, general and administrative expenses	(534,129)	(15.4)	(505,102)	(15.6)
Depreciation and amortization	(24,415)	(0.7)	(24,020)	(0.7)
Other income, net	1,416	—	4,129	0.1
Income from Operations	105,447	3.0	97,729	3.0
Non-operating expenses	(15,013)	(0.4)	(12,146)	(0.3)
Income before Provision for Income Taxes	90,434	2.6	85,583	2.7
Provision for income taxes	(24,689)	(0.7)	(34,459)	(1.1)
Net Income	65,745	1.9	51,124	1.6
Less: Net income attributable to noncontrolling interests	(160)	—	(109)	—
Net Income attributable to Graybar Electric Company, Inc.	$65,585	1.9%	$51,015	1.6%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net sales increased to $1,832,332 for the quarter ended June 30, 2018, compared to $1,712,880 for the quarter ended June 30, 2017, an increase of $119,452, or 7.0%.  Net sales in our construction, industrial & utility, and CIG vertical markets increased for the three months ended June 30, 2018, compared to the same three-month period of 2017 by 8.2%, 6.4%, and 3.8%, respectively.

Gross margin increased $28,263, or 8.8%, to $351,156 for the three months ended June 30, 2018, from $322,893 for the same period in 2017. The increase in gross margin was primarily due to increased net sales in the second quarter of 2018. Our gross margin as a percent of net sales was 19.2% for the three months ended June 30, 2018, compared to 18.9% for the three months ended June 30, 2017. The increase in gross margin rate was a result of our pricing and product diversification initiatives.

Selling, general and administrative ("SG&A") expenses increased $18,661, or 7.4%, to $270,768 in the second quarter of 2018 from $252,107 in the second quarter of 2017, due primarily to higher compensation and benefit related costs.  SG&A expenses as a percentage of net sales totaled 14.8% for the three months ended June 30, 2018, compared to 14.7% for the three months ended June 30, 2017.

Depreciation and amortization for the three months ended June 30, 2018 increased $214, or 1.8%, to $12,358 from $12,144 in the second quarter of 2017. The increase was due to an increase in property, at cost. Total property, at cost, at June 30, 2018 was $979,602, an increase of $25,627, or 2.7%, when compared to total property, at cost, at June 30, 2017 of $953,975. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the three months ended June 30, 2018 and 2017.

Other income, net totaled $652 for the three-month period ended June 30, 2018, compared to $3,521 for the three months ended June 30, 2017.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was primarily due to a favorable settlement of a prior claim received during the three months ended June 30, 2017 that was not repeated during the three months ended June 30, 2018.

Non-operating expenses for the three months ended June 30, 2018, increased $1,228, or 19.5%, to $7,527 from $6,299 for the three months ended June 30, 2017. The increase was due to increases in interest expense, net of $631 and non-service cost components of net periodic benefit costs of $597 for the three months ended June 30, 2018, compared to the same three-month period in 2017. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the three months ended June 30, 2018, compared to the same three-month period in 2017.

Income before provision for income taxes totaled $61,155 for the three months ended June 30, 2018, an increase of $5,291, or 9.5%, from $55,864 for the three months ended June 30, 2017. The increase was primarily due to our growth in gross margin outpacing our growth in SG&A expenses, depreciation and amortization, and non-operating expenses.

Our total provision for income taxes decreased $5,889, or 26.2%, to $16,574 for the three months ended June 30, 2018, compared to $22,463 for the same period of 2017.  The decrease in our provision for income taxes is due to the reduction of the U.S. federal corporate income tax rate to 21.0% as part of the enactment of the Tax Cuts and Jobs Act ("TCJA") signed into law in the fourth quarter of 2017. As a result of the TCJA, our effective tax rate was 27.1% for the three months ended June 30, 2018, compared to 40.2% for the same period of 2017.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2018 increased $11,158, or 33.5%, to $44,492 from $33,334 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net sales increased to $3,469,984 for the six-month period ended June 30, 2018, compared to $3,243,451 for the six-month period ended June 30, 2017, an increase of $226,533, or 7.0%.  Net sales in our construction, industrial & utility, and CIG vertical markets increased by 7.8%, 7.7%, and 3.8%, respectively, for the six months ended June 30, 2018, compared to the same six-month period of 2017.

Gross margin increased $39,853, or 6.4%, to $662,575 from $622,722 primarily due to increased net sales in the first six months of 2018, compared to the same period of 2017.  Our gross margin as a percent of net sales totaled 19.1% for the six months ended June 30, 2018, down from 19.2% for the six months ended June 30, 2017. The decrease in gross margin rate was caused by supplier cost increases as well as increased competitive pricing pressures during the six months ended June 30, 2018.

SG&A expenses increased $29,027, or 5.7%, to $534,129, for the six-month period ended June 30, 2018, compared to $505,102 for the six-month period ended June 30, 2017, due primarily to higher compensation and benefit related costs for the six months ended June 30, 2018.  SG&A expenses as a percentage of net sales were 15.4% for the six months ended June 30, 2018, down from 15.6% for the six months ended June 30, 2017.

Depreciation and amortization for the six months ended June 30, 2018 increased $395, or 1.6%, to $24,415 from $24,020 for the same six-month period in 2017, due to an increase in property, at cost. Total property, at cost, at June 30, 2018 was $979,602, an increase of $25,627, or 2.7%, when compared to total property, at cost, at June 30, 2017 of $953,975. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the six months ended June 30, 2018 and 2017.

Other income, net totaled $1,416 for the six-month period ended June 30, 2018, compared to $4,129 for the six months ended June 30, 2017.  Other income, net consists primarily of gains on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was due to a favorable settlement of a prior claim received during the six months ended June 30, 2017 that was not repeated during the six months ended June 30, 2018.

Non-operating expenses increased $2,867, or 23.6%, to $15,013 for the six months ended June 30, 2018, compared to $12,146 for the same period of 2017. The increase was due to increases in non-service cost components of net periodic benefit costs of $1,622 and interest expense, net of $1,245 for the six months ended June 30, 2018, compared to the same six-month period in 2017. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the six months ended June 30, 2018, compared to the same six-month period in 2017.

Income before provision for income taxes totaled $90,434 for the six months ended June 30, 2018, an increase of $4,851, or 5.7%, from $85,583 for the six months ended June 30, 2017. The increase was primarily due to our growth in gross margin outpacing our increases in SG&A expenses, depreciation and amortization, and non-operating expenses.

Our total provision for income taxes decreased $9,770, or 28.4%, to $24,689 for the six months ended June 30, 2018, compared to $34,459 for the same period in 2017.  The decrease in our provision for income taxes is due to the reduction of the U.S. federal corporate income tax rate of 21.0% as part of the enactment of the TCJA. Our year-to-date effective tax rate was 27.3% for the six months ended June 30, 2018, compared to 40.3% for the same period in 2017 as a result of the TCJA.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2018 increased $14,570, or 28.6%, to $65,585 from $51,015 for the six months ended June 30, 2017.

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

Our cash and cash equivalents at June 30, 2018 were $47,084, compared to $42,757 at December 31, 2017, an increase of $4,327, or 10.1%. Our short-term borrowings increased by $60,357, or 35.6%, during the six-month period to $230,000 at June 30, 2018 from $169,643 at December 31, 2017, primarily as a result of higher working capital investment required to support operating activities due to the growth in sales and due to funding of employee benefits, all funded via short-term lines of credit. Current assets exceeded current liabilities by $541,076 at June 30, 2018, an increase of $45,580, or 9.2%, from $495,496 at December 31, 2017.

Operating Activities

Cash used by operations for the six months ended June 30, 2018 was $25,489, compared to cash used by operations of $43,060 for the six months ended June 30, 2017. Cash used by operations for the six months ended June 30, 2018, was primarily attributable to net income of $65,745 and an increase in trade accounts payable of $58,056 from December 31, 2017 to June 30, 2018, more than offset by an increase in trade receivables of $87,929 from December 31, 2017 to June 30, 2018 and an increase in merchandise inventory of $43,260 during the six months ended June 30, 2018, both to support the increase in net sales, as well as a decrease in accrued payroll benefits of $43,540 from December 31, 2017 to June 30, 2018.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2018 increased moderately compared to the same six-month period ended June 30, 2017, due to a higher increase in trade receivables for the first six months of 2018, as compared to the same period in 2017. The days in inventory remained relatively flat for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Investing Activities

Net cash used by investing activities totaled $19,012 for the six months ended June 30, 2018, compared to net cash used by investing activities of $15,993 for the same six-month period in 2017, an increase of $3,019, or 18.9%. The increase was due to higher capital expenditures in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Proceeds on the disposal of property also decreased during the six months ended June 30, 2018, compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $48,828, compared to net cash provided by financing activities of $59,619 for the six months ended June 30, 2017, a decrease of $10,791, or 18.1%. The decrease was due to a smaller increase in short-term borrowings and an increase in the purchases of common stock for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Liquidity

We had a $550,000 revolving credit facility with $320,000 in available capacity at June 30, 2018, compared to available capacity of $380,357 at December 31, 2017. At June 30, 2018 and December 31, 2017, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreements"). The first of the shelf agreements is expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. The second of the shelf agreements is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in September 2019.

We have not issued any notes under the shelf agreements as of June 30, 2018 and December 31, 2017. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,371, outstanding, none of which were issued under the $550,000 revolving credit facility at both June 30, 2018 and December 31, 2017. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years.  Accordingly, a new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2018, approximately 82% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2018	118,382	$20.00	N/A
May 1 - May 31, 2018	39,628	$20.00	N/A
June 1 - June 30, 2018	66,007	$20.00	N/A
Total	224,017	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

July 31, 2018	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

July 31, 2018	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)