Form 10-Q
period 2018-09-30
GRAYBAR ELECTRIC CO INC
filed 2018-10-30
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2018: 19,470,429
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands, except per share data)	2018	2017	2018	2017
Gross Sales	$1,878,894	$1,708,638	$5,364,287	$4,967,349
Cash discounts	(8,643)	(7,795)	(24,052)	(23,055)
Net Sales	1,870,251	1,700,843	5,340,235	4,944,294
Cost of merchandise sold	(1,516,849)	(1,378,859)	(4,324,258)	(3,999,588)
Gross Margin	353,402	321,984	1,015,977	944,706
Selling, general and administrative expenses	(276,345)	(255,612)	(810,474)	(760,714)
Depreciation and amortization	(12,517)	(12,211)	(36,932)	(36,231)
Other income, net	979	1,511	2,395	5,640
Income from Operations	65,519	55,672	170,966	153,401
Non-operating expenses	(7,828)	(6,357)	(22,841)	(18,503)
Income before Provision for Income Taxes	57,691	49,315	148,125	134,898
Provision for income taxes	(4,019)	(19,761)	(28,708)	(54,220)
Net Income	53,672	29,554	119,417	80,678
Less: Net income attributable to noncontrolling interests	(110)	(120)	(270)	(229)
Net Income attributable to Graybar Electric Company, Inc.	$53,562	$29,434	$119,147	$80,449
Net Income per share of Common Stock(A)	$2.75	$1.52	$6.11	$4.15
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	19,465	19,372	19,496	19,380
(A)Adjusted for the declaration of a 10% stock dividend in 2017, shares related to which were issued in February 2018.  Prior to the adjustment, the average common shares outstanding were 17,611 and 17,618 for the three and nine months ended September 30, 2017, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in thousands)	2018	2017	2018	2017
Net Income	$53,672	$29,554	$119,417	$80,678
Other Comprehensive Income
Foreign currency translation	1,759	3,616	(2,533)	6,550
Pension and postretirement benefits liability adjustment (net of tax of $(1,654), $(1,997), $(4,964), and $(5,990), respectively)	4,773	3,136	14,317	9,408
Total Other Comprehensive Income	6,532	6,752	11,784	15,958
Comprehensive Income	$60,204	$36,306	$131,201	$96,636
Less: comprehensive income attributable to noncontrolling interests, net of tax	174	209	193	457
Comprehensive Income attributable to Graybar Electric Company, Inc.	$60,030	$36,097	$131,008	$96,179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands, except share and per share data)			September 30, 2018	December 31, 2017
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$56,900	$42,757
Trade receivables (less allowances of $6,181 and $5,989, respectively)			1,210,013	1,061,590
Merchandise inventory			661,530	579,350
Other current assets			26,692	34,227
Total Current Assets			1,955,135	1,717,924
Property, at cost
Land			79,661	79,787
Buildings			483,492	470,784
Furniture and fixtures			308,979	300,705
Software			87,313	87,313
Capital leases			28,377	25,610
Total Property, at cost			987,822	964,199
Less – accumulated depreciation and amortization			(567,163)	(539,275)
Net Property			420,659	424,924
Other Non-current Assets			116,445	118,509
Total Assets			$2,492,239	$2,261,357
LIABILITIES
Current Liabilities
Short-term borrowings			$246,000	$169,643
Current portion of long-term debt			3,395	2,052
Trade accounts payable			951,541	835,931
Accrued payroll and benefit costs			93,534	119,349
Other accrued taxes			25,204	17,228
Other current liabilities			85,385	78,225
Total Current Liabilities			1,405,059	1,222,428
Postretirement Benefits Liability			71,430	70,747
Pension Liability			105,595	169,225
Long-term Debt			10,003	7,048
Other Non-current Liabilities			21,288	30,361
Total Liabilities			1,613,375	1,499,809
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2018	December 31, 2017
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	16,516,455	15,912,467
Issued to shareholders	3,641,314	3,496,114
In treasury, at cost	(665,842)	(24,243)
Outstanding Common Stock	19,491,927	19,384,338	389,839	387,687
Advance Payments on Subscriptions to Common Stock			1,007	—
Retained Earnings			722,274	619,916
Accumulated Other Comprehensive Loss			(238,293)	(250,154)
Total Graybar Electric Company, Inc. Shareholders’ Equity			874,827	757,449
Noncontrolling Interests			4,037	4,099
Total Shareholders’ Equity			878,864	761,548
Total Liabilities and Shareholders’ Equity			$2,492,239	$2,261,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in thousands)	2018	2017
Cash Flows from Operations
Net Income	$119,417	$80,678
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	36,932	36,231
Deferred income taxes	6,663	(6,659)
Net gains on disposal of property	(4)	(270)
Losses on impairment of property	320	—
Net income attributable to noncontrolling interests	(270)	(229)
Changes in assets and liabilities:
Trade receivables	(148,423)	(86,433)
Merchandise inventory	(85,488)	(94,141)
Other current assets	7,535	1,489
Other non-current assets	(14,631)	(2,503)
Trade accounts payable	115,610	83,768
Accrued payroll and benefit costs	(25,815)	(36,019)
Other current liabilities	13,188	20,875
Other non-current liabilities	(42,204)	(24,646)
Total adjustments to net income	(136,587)	(108,537)
Net cash used by operations	(17,170)	(27,859)
Cash Flows from Investing Activities
Proceeds from disposal of property	535	2,015
Capital expenditures for property	(27,319)	(26,674)
Net cash used by investing activities	(26,784)	(24,659)
Cash Flows from Financing Activities
Net increase in short-term borrowings	76,357	76,139
Principal payments under capital leases	(3,577)	(3,613)
Sale of common stock	15,991	15,558
Purchases of common stock	(12,832)	(11,424)
Sales of noncontrolling interests’ common stock	—	627
Purchases of noncontrolling interests’ common stock	(255)	(392)
Dividends paid	(17,587)	(15,910)
Net cash provided by financing activities	58,097	60,985
Net Increase in Cash	14,143	8,467
Cash, Beginning of Year	42,757	43,339
Cash, End of Period	$56,900	$51,806

Non-cash Investing and Financing Activities
Acquisitions of equipment under capital leases	$2,829	$1,407
Acquisition of software and maintenance under financing arrangement	$5,046	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in thousands)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2016	$348,771	$—	$575,380	$(196,600)	$3,338	$730,889
Net income			80,449		229	80,678
Other comprehensive income				15,730	228	15,958
Stock issued	14,592				627	15,219
Stock purchased	(11,424)				(392)	(11,816)
Advance payments		966				966
Dividends declared			(15,910)			(15,910)
September 30, 2017	$351,939	$966	$639,919	$(180,870)	$4,030	$815,984

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387,687	$—	$619,916	$(250,154)	$4,099	$761,548
Net income			119,147		270	119,417
Other comprehensive income (loss)				11,861	(77)	11,784
Adoption of ASC 606, net of tax			798			798
Stock issued	14,984					14,984
Stock purchased	(12,832)				(255)	(13,087)
Advance payments		1,007				1,007
Dividends declared			(17,587)			(17,587)
September 30, 2018	$389,839	$1,007	$722,274	$(238,293)	$4,037	$878,864

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

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q with the Commission.  No material subsequent events have occurred since September 30, 2018 that require recognition or disclosure in these financial statements.

Revenue Recognition

Sales revenue is recognized when control of the promised good or service is transferred to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services.  Service revenue represented less than 1% of gross sales for the three and nine months ended September 30, 2018. Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2018 have had or are expected to have a material impact on our condensed consolidated financial statements, except those noted below:

We adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU” or “Update”) 2017-07, “Compensation - Retirement Benefits (Topic 715)” ("ASU 2017-07") on January 1, 2018 using the retrospective transition method. The updates to the standard require us to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs are presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The impact to the three and nine months ended September 30, 2017 operating results within the condensed consolidated statements of income as a result of adopting ASU 2017-07 is presented in the tables below:

Condensed Consolidated Statements of Income

	Three Months Ended September 30, 2017
	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$260,752	$(5,140)	$255,612
Non-operating expenses	1,217	5,140	6,357

	Nine Months Ended September 30, 2017
	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$776,135	$(15,421)	$760,714
Non-operating expenses	3,082	15,421	18,503

On January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers." See Note 3, "Revenue", for further information.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. Although we anticipate the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets, we do not expect the adoption to have a material impact on our consolidated statements of income. We are completing our assessment of the potential impacts of ASU 2016-02 and still expect the most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. We still expect our accounting for capital leases to remain substantially unchanged.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") that makes minor changes to the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our financial statements, but do not expect it to have a material impact.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our financial statements, but do not expect it to have a material impact.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our financial statements, but do not expect it to have a material impact.

3. REVENUE

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” ("ASC Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, "Revenue Recognition" ("ASC Topic 605").

We recorded an increase to opening retained earnings of $798 (net of tax of $277) as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to the recognition of bill and hold transactions that were deferred under ASC Topic 605. The impact to revenue as a result of applying ASC Topic 606 for the three and nine months ended September 30, 2018 was a decrease of $1,598 and $3,294, respectively.

In accordance with the new revenue standard requirement, the disclosure impact of adoption on our condensed consolidated statements of income for the three and nine months ended September 30, 2018 and the condensed consolidated balance sheet as of September 30, 2018 was as follows:

Condensed Consolidated Statements of Income

	Three Months Ended September 30, 2018
	As Reported	Balance without Adoption	Effect of Change
Net sales	$1,870,251	$1,871,849	$(1,598)
Cost of merchandise sold	1,516,849	1,518,311	(1,462)

	Nine Months Ended September 30, 2018
	As Reported	Balance without Adoption	Effect of Change
Net sales	$5,340,235	$5,343,529	$(3,294)
Cost of merchandise sold	4,324,258	4,327,342	(3,084)

Condensed Consolidated Balance Sheet

	September 30, 2018
	As Reported	Balance without Adoption	Effect of Change
Merchandise inventory	$661,530	$667,907	$(6,377)
Other current assets	26,692	26,969	(277)
Other non-current liabilities	21,288	28,528	(7,240)
Retained earnings	722,274	721,688	586

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Construction	60.4%	58.8%	59.4%	58.6%
Industrial & Utility	20.3	21.9	21.4	21.9
CIG	19.3	19.3	19.2	19.5
Total net sales	100.0%	100.0%	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2018. In addition, for the three and nine months ended September 30, 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material. As permitted in ASC Topic 606, we have elected to omit disclosure related to performance obligations for revenue pertaining to contracts that have an original expected duration of one year or less, to contracts where revenue is recognized as invoiced and to contracts with variable consideration related to wholly unsatisfied performance obligations.

4. INCOME TAXES

The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated estimates for these new TCJA provisions as part of our forecasted annual effective tax rate. Additionally, for the three- and nine-month periods ended September 30, 2018, we adjusted our provisional amounts previously recorded at December 31, 2017 under Staff Accounting Bulletin 118. At September 30, 2018, we have updated our analysis and accounting for the income tax effects of the TCJA with respect to deferred tax balances and the federal transition tax. During the quarter, we recognized tax benefits of $9,157 and $1,779 related to the remeasurement of deferred tax balances and the one-time transition tax on the deemed repatriation of foreign earnings, respectively, as the result of finalizing these items. The remeasurement adjustment is largely driven by the impact on deferred taxes of additional planning items. We are still in the process of completing annual state income tax filings, which may result in immaterial changes related to the state impact of transition tax.

Our unrecognized tax benefits of $2,674 and $2,318 at September 30, 2018 and December 31, 2017, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $1,104 and $983 in interest and penalties at September 30, 2018 and December 31, 2017, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2015 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2015 federal return will expire on September 15, 2019, unless extended by consent. Our state income tax returns for 2013 through 2017 remain subject to examination by various state authorities with the latest period closing on December 31, 2022.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2013.

5. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2018, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $5,850 and $5,286 for the three months ended September 30, 2018 and 2017, respectively. Cash dividends paid were $17,587 and $15,910 for the nine months ended September 30, 2018 and 2017, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2018 and December 31, 2017.

6. DEBT

Revolving Credit Facility

At December 31, 2017, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550,000 revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $50,000, a U.S. swing line loan facility of up to $50,000, and a Canadian swing line loan facility of up to $20,000. The Credit Agreement included a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contained an accordion feature, which allowed us to request increases to the aggregate borrowing commitments of up to $300,000.

On August 10, 2018, we, along with Graybar Canada, amended and extended the Credit Agreement (the “Amended Credit Agreement”), to, among other things, increase the availability to $750,000, which includes a combined letter of credit sub-facility of up to $25,000, a U.S. swing-line loan facility of up to $75,000, and a Canadian swing-line loan facility of up to $20,000, pursuant to the terms and conditions of a Third Amendment to Credit Agreement, by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100,000 sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375,000.

Interest on our borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the agreement) plus a margin ranging from 0.00% to 0.60%, or (ii) LIBOR (in the case of Graybar as borrower) plus a margin ranging from 1.00% to 1.60% or (B) (i) the base rate (as defined in the agreement) plus a margin ranging from 0.00% to 0.60% or (ii) CDOR (in the case of Graybar Canada as borrower), plus a margin ranging from 1.00% to 1.60%, as determined by the pricing grid set forth in the Amended Credit Agreement, subject to adjustment based upon the consolidated leverage ratio.  In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

The Amended Credit Agreement matures in August 2023.  Borrowings of Graybar Canada may be in U.S. dollars or Canadian dollars.  The obligations of Graybar Canada are secured by the guaranty of Graybar and any material domestic subsidiaries of Graybar (as defined).  Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment.  Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets that would make it impracticable to lend Canadian dollars.

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

The Amended Credit Agreement contains updated affirmative and negative covenants customary for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions, including payments under senior notes), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain US or Canadian anti-corruption laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we will be subject to during the term of the Amended Credit Agreement. We were in compliance with all these covenants under the applicable credit agreement as of September 30, 2018 and December 31, 2017.

There were $246,000 and $169,643 in short-term borrowings outstanding under the applicable credit agreement at September 30, 2018 and December 31, 2017, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2018 and 2017 ranged from a minimum of $140,000 and $112,292 to a maximum of $249,000 and $229,782, respectively.

At September 30, 2018, we had unused lines of credit under the applicable credit agreement amounting to $504,000 available, compared to $380,357 at December 31, 2017.

Interest expense, net was $1,878 and $1,217 for the three months ended September 30, 2018 and 2017, respectively. Interest expense, net was $4,988 and $3,082 for the nine months ended September 30, 2018 and 2017, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100,000 private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement") which expires in August 2020. We also have an uncommitted $100,000 private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). On August 10, 2018, we amended each of these uncommitted private placement shelf agreements to conform to the above-discussed specified changes in the Amended Credit Agreement. We also extended the notes issuance period under the MetLife Shelf Agreement from September 2019 to August 10, 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2018 and December 31, 2017.

Each amended shelf agreement contains updated representations and warranties of the Company and the applicable lender, customary events of default and affirmative and negative covenants, customary for agreements of this type.  These covenants are substantially similar to those contained in the Amended Credit Agreement, subject to a number of important exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the shelf agreements as of September 30, 2018 and December 31, 2017.

Letters of Credit

We had total letters of credit of $5,621 and $5,371 outstanding, of which none were issued under the applicable credit agreement at September 30, 2018 and December 31, 2017, respectively. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan (the "Plan") covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The Plan provides retirement benefits based on an employee’s average earnings and years of service.  These employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified benefits for compensation in excess of the IRS compensation limits applicable to the plan and eligible compensation deferred by a participant.

Our funding policy is to make contributions to the Plan, provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan.

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the defined benefit pension plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2018 and December 31, 2017.

The net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Selling, general, and administrative expenses:
Service cost	$7,134	$6,604	$580	$582
Total selling, general, and administrative expenses	$7,134	$6,604	$580	$582
Non-operating expenses:
Interest cost	6,830	6,954	659	711
Expected return on plan assets	(7,966)	(7,658)	—	—
Amortization of:
Net actuarial loss	6,624	5,376	213	197
Prior service cost (gain)	79	105	(489)	(545)
Total non-operating expenses	$5,567	$4,777	$383	$363
Net periodic benefit cost	$12,701	$11,381	$963	$945

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Selling, general, and administrative expenses:
Service cost	$21,401	$19,812	$1,739	$1,745
Total selling, general, and administrative expenses	$21,401	$19,812	$1,739	$1,745
Non-operating expenses:
Interest cost	20,491	20,863	1,978	2,133
Expected return on plan assets	(23,897)	(22,973)	—	—
Amortization of:
Net actuarial loss	19,871	16,127	639	591
Prior service cost (gain)	238	315	(1,467)	(1,635)
Total non-operating expenses	$16,703	$14,332	$1,150	$1,089
Net periodic benefit cost	$38,104	$34,144	$2,889	$2,834
We made qualified and nonqualified pension contributions totaling $60,001 and $24,001 during the three-month periods ended September 30, 2018 and 2017, respectively. Contributions made during the nine-month periods ended September 30, 2018 and 2017 totaled $81,624 and $61,587, respectively. Additional contributions expected to be paid during the remainder of 2018 are not expected to be material, but may change at our discretion.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$6,837	$(410)	$6,427	$5,573	$(440)	$5,133
Tax (benefit) expense	(1,760)	106	(1,654)	(2,168)	171	(1,997)
Total reclassifications for the period, net of tax	$5,077	$(304)	$4,773	$3,405	$(269)	$3,136

The following table represents amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$20,510	$(1,229)	$19,281	$16,718	$(1,320)	$15,398
Tax (benefit) expense	(5,279)	315	(4,964)	(6,503)	513	(5,990)
Total reclassifications for the period, net of tax	$15,231	$(914)	$14,317	$10,215	$(807)	$9,408

The following table represents the activity included in accumulated other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1	$(8,753)	$(236,008)	$(244,761)	$(7,548)	$(179,985)	$(187,533)
Other comprehensive income before reclassifications	1,695	—	1,695	3,527	—	3,527
Amounts reclassified from accumulated other comprehensive income (net of tax $(1,654) and $(1,997))	—	4,773	4,773	—	3,136	3,136
Net current-period other comprehensive income	1,695	4,773	6,468	3,527	3,136	6,663
Ending balance September 30	$(7,058)	$(231,235)	$(238,293)	$(4,021)	$(176,849)	$(180,870)

The following table represents the activity included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(4,602)	$(245,552)	$(250,154)	$(10,343)	$(186,257)	$(196,600)
Other comprehensive (loss) income before reclassifications	(2,456)	—	(2,456)	6,322	—	6,322
Amounts reclassified from accumulated other comprehensive income (net of tax $(4,964) and $(5,990))	—	14,317	14,317	—	9,408	9,408
Net current-period other comprehensive (loss) income	(2,456)	14,317	11,861	6,322	9,408	15,730
Ending balance September 30	$(7,058)	$(231,235)	$(238,293)	$(4,021)	$(176,849)	$(180,870)

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. There were no assets held for sale at September 30, 2018 or December 31, 2017. During the three months ended September 30, 2017 there were no assets that were classified as assets held for sale. During the nine months ended September 30, 2017, we sold assets classified as held for sale with a net book value of $464 and recorded a net gain on the assets held for sale of $197 in other income, net on the condensed consolidated statements of income. There were no assets held for sale at September 30, 2017.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary.

We recorded an impairment loss of $320 to account for the expected loss on an abandoned property that does not qualify as an asset held for sale, where the net book value of the property exceeded the estimated selling price less estimated selling expenses, during the three- and nine-month periods ended September 30, 2018. There were no impairment losses recorded during the three- and nine-month periods ended September 30, 2017. The impairment losses are included in other income, net in the condensed consolidated statements of income.

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

Business Overview

Our net sales for the three months ended September 30, 2018 set a new quarterly sales record for the Company. Net sales for the third quarter of 2018 totaled $1,870,251, an increase of $169,408, or 10.0%, compared to net sales of $1,700,843 for the third quarter of 2017. We believe our continued investments in people, technology and service innovation contributed significantly to our strong sales performance for the quarter.

Gross margin increased $31,418, or 9.8% to $353,402 for the three months ended September 30, 2018, compared to $321,984 for the third quarter of 2017. Gross margin rate was 18.9% for both the three months ended September 30, 2018 and 2017.

We also set a new quarterly net income record for the Company. Net income attributable to Graybar for the three months ended September 30, 2018 was $53,562, which was $24,128, or 82.0%, higher than net income attributable to Graybar of $29,434 for the same period last year. The increase in net income attributable to Graybar was partially due to a lower corporate income tax rate as a result of the passage of the Tax Cuts and Jobs Act and ongoing Company tax planning initiatives.

Net sales for the nine months ended September 30, 2018 were $5,340,235, an increase of $395,941, or 8.0%, from net sales of $4,944,294 for the same nine-month period last year. Gross margin for the nine months ended September 30, 2018 was $1,015,977, an increase of $71,271, or 7.5%, compared to gross margin of $944,706 for the same nine-month period last year. Gross margin rate was 19.0% for the nine-month period ended September 30, 2018, compared to 19.1% for the nine-month period ended September 30, 2017. Net income attributable to Graybar for the nine months ended September 30, 2018 was $119,147, an increase of $38,698, or 48.1%, from net income attributable to Graybar of $80,449 for the same nine-month period last year.

We remain focused on growing our business by providing a distinctive value proposition that delivers an exceptional customer experience. We will continue to manage our business while working to transform it for the future. As we focus on accelerating our organic growth, we will continue to explore new opportunities to enhance our long-term performance and reinforce our position as a leader in supply chain innovation.

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the three months ended September 30, 2018 and 2017:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Dollars	Percent	Dollars	Percent
Net Sales	$1,870,251	100.0%	$1,700,843	100.0%
Cost of merchandise sold	(1,516,849)	(81.1)	(1,378,859)	(81.1)
Gross Margin	353,402	18.9	321,984	18.9
Selling, general and administrative expenses	(276,345)	(14.8)	(255,612)	(15.0)
Depreciation and amortization	(12,517)	(0.7)	(12,211)	(0.7)
Other income, net	979	0.1	1,511	0.1
Income from Operations	65,519	3.5	55,672	3.3
Non-operating expenses	(7,828)	(0.4)	(6,357)	(0.4)
Income before Provision for Income Taxes	57,691	3.1	49,315	2.9
Provision for income taxes	(4,019)	(0.2)	(19,761)	(1.2)
Net Income	53,672	2.9	29,554	1.7
Less: Net income attributable to noncontrolling interests	(110)	—	(120)	—
Net Income attributable to Graybar Electric Company, Inc.	$53,562	2.9%	$29,434	1.7%

Net sales increased to $1,870,251 for the quarter ended September 30, 2018, compared to $1,700,843 for the quarter ended September 30, 2017, an increase of $169,408, or 10.0%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased for the three months ended September 30, 2018, compared to the same three-month period of 2017 by 13.0%, 10.0%, and 1.8%, respectively.

Gross margin increased $31,418, or 9.8%, to $353,402 for the three months ended September 30, 2018, from $321,984 for the same period in 2017. The increase in gross margin was primarily due to increased net sales in the third quarter of 2018. Our gross margin as a percent of net sales was 18.9% for both the three-month periods ended September 30, 2018 and 2017.

Selling, general and administrative ("SG&A") expenses increased $20,733, or 8.1%, to $276,345 in the third quarter of 2018 from $255,612 in the third quarter of 2017, due primarily to higher compensation and benefit-related costs.  SG&A expenses as a percentage of net sales totaled 14.8% for the three months ended September 30, 2018, down from 15.0% for the three months ended September 30, 2017.

Depreciation and amortization for the three months ended September 30, 2018 increased $306, or 2.5%, to $12,517 from $12,211 in the third quarter of 2017. The increase was due to an increase in property, at cost. Total property, at cost, at September 30, 2018 was $987,822, an increase of $26,078, or 2.7%, when compared to total property, at cost, at September 30, 2017 of $961,744. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the three months ended September 30, 2018 and 2017.

Other income, net totaled $979 for the three-month period ended September 30, 2018, compared to $1,511 for the three months ended September 30, 2017.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was primarily due to a $320 impairment loss recorded for an abandoned property that is not classified as an asset held for sale, and higher losses on the disposal of real property for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Non-operating expenses for the three months ended September 30, 2018, increased $1,471, or 23.1%, to $7,828 from $6,357 for the three months ended September 30, 2017. The increase was due to increases in non-service cost components of net periodic benefit costs of $810 and interest expense, net of $661 for the three months ended September 30, 2018, compared to the same three-month period in 2017. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the three months ended September 30, 2018, compared to the same three-month period in 2017.

Income before provision for income taxes totaled $57,691 for the three months ended September 30, 2018, an increase of $8,376, or 17.0%, from $49,315 for the three months ended September 30, 2017. The increase was primarily due to our growth in gross margin outpacing our growth in SG&A expenses, depreciation and amortization, and non-operating expenses.

Our total provision for income taxes decreased $15,742, or 79.7%, to $4,019 for the three months ended September 30, 2018, compared to $19,761 for the same period of 2017.  The decrease in our provision for income taxes quarter over quarter is primarily due to the reduction of the U.S. federal corporate income tax rate to 21.0% as part of the enactment of the Tax Cuts and Jobs Act ("TCJA") signed into law in the fourth quarter of 2017, as applied to provision to return adjustments arising out of additional tax planning. See Note 4, "Income Taxes", of the notes to the condensed consolidated financial statements, located in Item 1. As a result of the TCJA, and the provisional adjustments recorded this quarter, our effective tax rate was 7.0% for the three months ended September 30, 2018, compared to 40.1% for the same period of 2017.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2018 increased $24,128, or 82.0%, to $53,562 from $29,434 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth certain information relating to our operations stated in thousands of dollars and as a percentage of net sales for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Dollars	Percent	Dollars	Percent
Net Sales	$5,340,235	100.0%	$4,944,294	100.0%
Cost of merchandise sold	(4,324,258)	(81.0)	(3,999,588)	(80.9)
Gross Margin	1,015,977	19.0	944,706	19.1
Selling, general and administrative expenses	(810,474)	(15.1)	(760,714)	(15.4)
Depreciation and amortization	(36,932)	(0.7)	(36,231)	(0.7)
Other income, net	2,395	—	5,640	0.1
Income from Operations	170,966	3.2	153,401	3.1
Non-operating expenses	(22,841)	(0.4)	(18,503)	(0.4)
Income before Provision for Income Taxes	148,125	2.8	134,898	2.7
Provision for income taxes	(28,708)	(0.6)	(54,220)	(1.1)
Net Income	119,417	2.2	80,678	1.6
Less: Net income attributable to noncontrolling interests	(270)	—	(229)	—
Net Income attributable to Graybar Electric Company, Inc.	$119,147	2.2%	$80,449	1.6%

Net sales increased to $5,340,235 for the nine-month period ended September 30, 2018, compared to $4,944,294 for the nine-month period ended September 30, 2017, an increase of $395,941, or 8.0%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 9.6%, 5.9%, and 5.6%, respectively, for the nine months ended September 30, 2018, compared to the same nine-month period of 2017.

Gross margin increased $71,271, or 7.5%, to $1,015,977 from $944,706 primarily due to increased net sales for the nine months ended September 30, 2018, compared to the same period of 2017.  Our gross margin as a percent of net sales totaled 19.0% for the nine months ended September 30, 2018, compared to 19.1% for the nine months ended September 30, 2017.

SG&A expenses increased $49,760, or 6.5%, to $810,474, for the nine-month period ended September 30, 2018, compared to $760,714 for the nine-month period ended September 30, 2017, due primarily to higher compensation and benefit-related costs for the nine months ended September 30, 2018.  SG&A expenses as a percentage of net sales were 15.1% for the nine months ended September 30, 2018, down from 15.4% for the nine months ended September 30, 2017.

Depreciation and amortization for the nine months ended September 30, 2018 increased $701, or 1.9%, to $36,932 from $36,231 for the same nine-month period in 2017, due to an increase in property, at cost. Total property, at cost, at September 30, 2018 was $987,822, an increase of $26,078, or 2.7%, when compared to total property, at cost, at September 30, 2017 of $961,744. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2018 and 2017.

Other income, net totaled $2,395 for the nine-month period ended September 30, 2018, compared to $5,640 for the nine months ended September 30, 2017.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The decrease in other income, net was due primarily to a favorable settlement of a prior claim received during the nine months ended September 30, 2017 that was not repeated during the nine months ended September 30, 2018.

Non-operating expenses increased $4,338, or 23.4%, to $22,841 for the nine months ended September 30, 2018, compared to $18,503 for the same period of 2017. The increase was due to increases in non-service cost components of net periodic benefit costs of $2,432 and interest expense, net of $1,906 for the nine months ended September 30, 2018, compared to the same nine-month period in 2017. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the nine months ended September 30, 2018, compared to the same nine-month period in 2017.

Income before provision for income taxes totaled $148,125 for the nine months ended September 30, 2018, an increase of $13,227, or 9.8%, from $134,898 for the nine months ended September 30, 2017. The increase was primarily due to our growth in gross margin outpacing our increases in SG&A expenses, depreciation and amortization, and non-operating expenses.

Our total provision for income taxes decreased $25,512, or 47.1%, to $28,708 for the nine months ended September 30, 2018, compared to $54,220 for the same period in 2017.  The decrease in our provision for income taxes year over year is primarily due to the reduction of the U.S. federal corporate income tax rate to 21.0% as part of the enactment of the TCJA. See Note 4, "Income Taxes", of the notes to the condensed consolidated financial statements, located in Item 1. Our year-to-date effective tax rate was 19.4% for the nine months ended September 30, 2018, compared to 40.2% for the same period in 2017 as a result of the TCJA.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2018 increased $38,698, or 48.1%, to $119,147 from $80,449 for the nine months ended September 30, 2017.

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

Our cash and cash equivalents at September 30, 2018 were $56,900, compared to $42,757 at December 31, 2017, an increase of $14,143, or 33.1%. Our short-term borrowings increased by $76,357, or 45.0%, during the nine-month period to $246,000 at September 30, 2018 from $169,643 at December 31, 2017, primarily as a result of higher working capital investment required to support operating activities due to the growth in sales and due to funding of employee benefits, all funded via short-term lines of credit. Current assets exceeded current liabilities by $550,076 at September 30, 2018, an increase of $54,580, or 11.0%, from $495,496 at December 31, 2017.

Operating Activities

Cash used by operations for the nine months ended September 30, 2018 was $17,170, compared to cash used by operations of $27,859 for the nine months ended September 30, 2017. Cash used by operations for the nine months ended September 30, 2018, was primarily attributable to net income of $119,417 and an increase in trade accounts payable of $115,610 from December 31, 2017 to September 30, 2018, more than offset by an increase in trade receivables of $148,423 from December 31, 2017 to September 30, 2018 and an increase in merchandise inventory of $85,488 during the nine months ended September 30, 2018, both to support the increase in net sales, as well as a decrease in accrued payroll benefits of $25,815 from December 31, 2017 to September 30, 2018.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2018 increased compared to the same nine-month period ended September 30, 2017, due to a higher increase in trade receivables for the nine months of 2018, as compared to the same period in 2017. The days in inventory remained relatively flat for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Investing Activities

Net cash used by investing activities totaled $26,784 for the nine months ended September 30, 2018, compared to net cash used by investing activities of $24,659 for the same nine-month period in 2017, an increase of $2,125, or 8.6%. The increase was due to higher capital expenditures in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, partially offset by lower proceeds received on the disposal of property during the nine months ended September 30, 2018, compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $58,097, compared to net cash provided by financing activities of $60,985 for the nine months ended September 30, 2017, a decrease of $2,888, or 4.7%. The decrease was due to increases in the purchases of common stock and dividends paid for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Liquidity

We had a $750,000 revolving credit facility with $504,000 in available capacity at September 30, 2018, compared to available capacity of $380,357 at December 31, 2017. At September 30, 2018 and December 31, 2017, we also had two uncommitted $100,000 private placement shelf agreements ("shelf agreements"). The first of the shelf agreements is expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. The second of the shelf agreements is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the shelf agreements as of September 30, 2018 and December 31, 2017. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5,621 and $5,371 outstanding, of which none were issued under the applicable credit agreements at September 30, 2018 and December 31, 2017, respectively. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2018, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2018	72,531	$20.00	N/A
August 1 - August 31, 2018	71,933	$20.00	N/A
September 1 - September 30, 2018	40,015	$20.00	N/A
Total	184,479	$20.00	N/A

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

10.1
Third Amendment to Credit Agreement, dated as of August 10, 2018, among the Company, as parent borrower and a guarantor, Graybar Canada Limited, as borrower, certain domestic subsidiaries of parent borrower, as the subsidiary guarantors, and Bank of America, N.A., as domestic administrative agent, domestic swing line lender and domestic L/C Issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Canadian swing line lender and Canadian L/C Issuer, and the other lenders party thereto.

10.2	Amendment No. 2 to Private Shelf Agreement, dated August 10, 2018, between the Company and PGIM, Inc.

10.3	Amendment No. 1 to Private Shelf Agreement, dated August 10, 2018, among the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC and other MetLife affiliates.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

October 30, 2018	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2018	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)