Form 10-K
period 2018-12-31
GRAYBAR ELECTRIC CO INC
filed 2019-03-13
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer☐
Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2018, was $386,188,840.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 84% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2019 was 21,595,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2019 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its Subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2018, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

All dollar amounts in this Annual Report on Form 10-K are stated in millions except for share and per share data.

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

Through a network of 289 locations across the United States and Canada, our 8,700 employees serve approximately 145,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute over one million products purchased from approximately 4,500 manufacturers and suppliers. We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.

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

Our internet address is www.graybar.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half our sales in 2018. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2018	2017	2016
Construction	59.6%	59.6%	58.9%
Industrial & Utility	21.3%	21.7%	20.7%
Commercial, Institutional & Government	19.1%	18.7%	20.4%

Products and Suppliers

We distribute over one million products purchased from approximately 4,500 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 55% and 50% of customer orders from our inventory in 2018 and 2017, respectively.

Approximately 50% of the products we sold during 2018 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• LED and Incandescent Lighting	• Wiring Devices
• Building and Industrial Wire and Cable	• Data Cables and Cords
• Distribution Equipment	• Fasteners
• Telecommunications Material	• Electronic Equipment
• Communication Wire and Cable	• Automation and Controls
• Conduit and Tray	• Enclosures
• Data Connectivity	• LED, Incandescent and Fluorescent Lamps
• Fluorescent Lighting	• MRO Supplies
• Fittings

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located in thirteen geographical districts throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry inventory.  In addition, we have nineteen regional distribution centers containing inventories of both standard and specialized products.  The regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

The sales and distribution facilities operated by us at December 31, 2018 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*
Atlanta	23
Boston	13
California	23
Chicago	22
Dallas	20
Minneapolis	21
New York	13
Phoenix	12
Pittsburgh	21
Richmond	19
Seattle	12
St. Louis	18
Tampa	20
*Includes Regional Distribution Centers
U.S. Subsidiaries	20
International Locations	32

At December 31, 2018, we employed approximately 4,400 people in sales capacities.  Approximately 2,800 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remaining 1,600 employees were customer service representatives who provided support services to our customers and our salesforce.

We had orders on hand totaling $1,221.7 million and $989.7 million on December 31, 2018 and 2017, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2018 will be filled within the twelve-month period ending December 31, 2019.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 5% of consolidated sales in 2018, 2017, and 2016.  Long-lived assets located outside the U.S. represented approximately 1% of our consolidated total assets at the end of 2018, 2017, and 2016.  We do not have significant foreign currency exposure and, we do not believe there are any significant risks attendant to our foreign operations, other than those noted in Item 1A. Risk Factors.

Employees

At December 31, 2018, we employed approximately 8,700 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 145,000 customers, and our largest customer accounts for approximately 1% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to obligations to protect systems, assets and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information by breaching mission-critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, our business model is evolving rapidly and increasingly requires us to receive, retain and transmit certain information, including individually identifiable information, that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on these third party vendors to operate secure and reliable systems. A breach in our systems or those of our third party providers that results in the unauthorized release of individually identifiable customer or other sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  While we also seek to obtain assurances that third parties we interact with will protect individually identifiable information, there is a risk that such data may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect such sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our amended revolving credit facility and private placement shelf agreements impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our amended credit facility and private placement shelf agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

More specifically, with respect to asbestos litigation, as of December 31, 2018, 3,321 individual cases and 67 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

The value to our shareholders of our common stock depends on the regular payment of dividends, which are paid at the discretion of our Board of Directors.  The purchase price for our common stock under our purchase option is the same as the issue price.  Accordingly, as long as we exercises our option to purchase, appreciation in the value of an investment in our common stock is dependent primarily on our ability and our Board of Directors' willingness to declare stock dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of our Board of Directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding the nineteen regional distribution centers, in a district varies from eleven to twenty-two and totals 218 for all districts.  The facilities range in size from 800 to 132,000 square feet, with the average being 31,000 square feet.  We own 116 of these facilities and lease 102 of them for varying terms, with the majority having a remaining lease term of less than five years.

We also have nineteen regional distribution centers ranging in size from 130,000 to 240,000 square feet.  Ten of the nineteen regional distribution centers are owned and the other nine are leased.  The remaining lease terms on the leased regional distribution centers are between one and nine years.

We also have three U.S. subsidiaries with six owned facilities and fourteen leased distribution facilities. The leased facilities have remaining lease terms between one and nine years. The facilities range in size from 5,000 to 42,000 square feet.

We maintain thirty-one distribution facilities in Canada, of which nineteen are owned and twelve are leased.  The majority of the leased facilities have a remaining lease term of less than five years.  The facilities range in size from 5,000 to 89,000 square feet.  We have a 33,000 square foot facility in Puerto Rico, the lease on which expires in 2023.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2019, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	48	Senior Vice President - Supply Chain Management, February 2015 to present; Vice President - Chief Information Officer, April 2010 to January 2015.
M. W. Geekie	57	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	62	Senior Vice President and Chief Financial Officer, January 2013 to present.
W. P. Mansfield	56	Senior Vice President - Marketing, May 2017 to present; Senior Vice President - Sales and Marketing, April 2014 to April 2017; Vice President - Marketing, April 2012 to March 2014.
D. G. Maxwell	60	Senior Vice President - Sales, May 2017 to present; Regional Vice President, January 2015 to April 2017; District Vice President - California District, July 2003 to December 2014.
K. M. Mazzarella	58	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
B. L. Propst	49	Senior Vice President – Human Resources, June 2009 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2018, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2018	57,000	$20.00	N/A
November 1 to November 30, 2018	29,983	$20.00	N/A
December 1 to December 31, 2018	58,172	$20.00	N/A
Total	145,155	$20.00	N/A

Capital Stock at December 31, 2018
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,098	17,708,874
Common Stock	1,947	3,732,195
Total	7,045	21,441,069

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2018	2017
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	1.50	1.10
Total	$2.40	$2.00
On December 13, 2018, our Board of Directors declared a 10% stock dividend to shareholders of record on December 17, 2018.  Shares representing this dividend were issued on February 1, 2019.

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

Five Year Summary of Selected Consolidated Financial Data
(Stated in millions, except for per share data)

For the Years Ended December 31,	2018	2017	2016	2015	2014
Gross Sales	$7,235.7	$6,662.4	$6,413.2	$6,136.3	$6,004.2
Cash Discounts	(33.2)	(31.2)	(28.2)	(26.0)	(25.3)
Net Sales	$7,202.5	$6,631.2	$6,385.0	$6,110.3	$5,978.9
Gross Margin	$1,380.9	$1,261.3	$1,208.4	$1,154.7	$1,118.5
Net Income attributable to Graybar Electric Company, Inc.	$143.3	$71.6	$93.1	$91.1	$87.4
Average common shares outstanding(A)	21.4	21.3	21.0	20.8	20.6
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$6.69	$3.36	$4.43	$4.38	$4.24
Cash Dividends per share of Common Stock	$2.40	$2.00	$3.00	$3.00	$4.00
Total Assets	$2,491.2	$2,261.4	$2,099.2	$2,049.5	$1,939.1
Total Liabilities	$1,620.7	$1,499.8	$1,368.3	$1,361.4	$1,257.1
Shareholders’ Equity	$870.5	$761.6	$730.9	$688.1	$682.0
Working Capital(B)(C)	$542.0	$486.7	$432.4	$436.7	$438.8
Long-term Debt	$10.0	$7.0	$7.3	$10.3	$11.6
(A)All periods adjusted for the declaration of a 10% stock dividend declared in December 2018, a 10% stock dividend declared in December 2017, a 5% stock dividend declared in December 2016, and a 2.5% stock dividend declared in December 2015.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2017, 2016, 2015, and 2014 were 19.4 million shares, 17.4 million shares, 16.4 million shares, and 15.8 million shares, respectively.
(B)All periods adjusted for certain balance sheet reclassifications to conform to the December 31, 2018 presentation.
(C)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the three-year period ended December 31, 2018. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Business Overview

We set records for the financial results of the Company for the year ended December 31, 2018. Our 2018 net sales totaled $7,202.5 million, an increase of $571.3 million, or 8.6%, compared to net sales of $6,631.2 million for the year ended December 31, 2017. In 2018, net sales in our construction, CIG, and industrial & utility verticals increased 10.3%, 6.9%, and 5.6%, respectively. We believe our continued investments in people, technology and service innovation contributed significantly to our strong sales performance for 2018.

Gross margin increased $119.6 million, or 9.5%, to $1,380.9 million for the year ended December 31, 2018, when compared to gross margin of $1,261.3 million for the same twelve-month period last year.  Gross margin rate was 19.2% for the year ended December 31, 2018, compared to 19.0% at December 31, 2017. The increase in gross margin rate was due to our ongoing gross margin rate improvement initiatives.

We also set a new annual net income record for the Company. Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2018 was $143.3 million, which was $71.7 million, or 100.1%, higher than net income attributable to Graybar Electric Company, Inc. of $71.6 million for the year ended December 31, 2017. The increase in net income attributable to Graybar Electric Company, Inc. was due to a lower corporate income tax rate as a result of the passage of the Tax Cuts and Jobs Act ("TCJA") and ongoing tax planning initiatives.

We remain focused on growing our business and delivering an exceptional customer experience, while we invest in new opportunities for growth and innovation. We also continue to improve our operational efficiency, which allows us to work faster, smarter and more productively and produces better results for our Company and customers. Our efforts to drive growth and efficiency are enabled by technology that helps improve our performance and strengthen our position as a leader in the supply chain.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$7,202.5	100.0%	$6,631.2	100.0%	$6,385.0	100.0%
Cost of merchandise sold	(5,821.6)	(80.8)	(5,369.9)	(81.0)	(5,176.6)	(81.1)
Gross Margin	1,380.9	19.2	1,261.3	19.0	1,208.4	18.9
Selling, general and administrative expenses	(1,125.0)	(15.6)	(1,026.6)	(15.5)	(986.3)	(15.5)
Depreciation and amortization	(49.6)	(0.7)	(48.9)	(0.7)	(47.9)	(0.7)
Other income, net	3.4	—	6.5	0.1	5.3	0.1
Income from Operations	209.7	2.9	192.3	2.9	179.5	2.8
Non-operating expenses	(30.6)	(0.4)	(24.8)	(0.4)	(26.0)	(0.4)
Income before provision for income taxes	179.1	2.5	167.5	2.5	153.5	2.4
Provision for income taxes	(35.4)	(0.5)	(95.6)	(1.4)	(60.2)	(0.9)
Net Income	143.7	2.0	71.9	1.1	93.3	1.5
Net income attributable to noncontrolling interests	(0.4)	—	(0.3)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$143.3	2.0%	$71.6	1.1%	$93.1	1.5%

2018 Compared to 2017

Net sales totaled $7,202.5 million for the year ended December 31, 2018, compared to $6,631.2 million for the year ended December 31, 2017, an increase of $571.3 million, or 8.6%.  For the year ended December 31, 2018, net sales in our construction, CIG, and industrial & utility verticals increased by 10.3%, 6.9%, and 5.6%, respectively, compared to the year ended December 31, 2017.

Gross margin increased $119.6 million, or 9.5%, to $1,380.9 million for the year ended December 31, 2018, from $1,261.3 million for the year ended December 31, 2017. The increase resulted from higher net sales for the year ended December 31, 2018, compared to the year ended December 31, 2017. Our gross margin rate was 19.2% for the year ended December 31, 2018, compared to 19.0% for the year ended December 31, 2017. The increase in gross margin rate was due to our ongoing gross margin rate improvement initiatives.

Selling, general and administrative ("SG&A") expenses increased $98.4 million, or 9.6%, to $1,125.0 million for the year ended December 31, 2018, compared to $1,026.6 million for the year ended December 31, 2017, mainly due to higher compensation and benefit-related costs. SG&A expenses as a percentage of net sales were 15.6% for the year ended December 31, 2018, compared to 15.5% for the year ended December 31, 2017.

Depreciation and amortization for the year ended December 31, 2018, increased $0.7 million, or 1.4%, to $49.6 million from $48.9 million for the year ended December 31, 2017.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2018 was $989.3 million, an increase of $25.1 million, or 2.6%, when compared to total property, at cost, at December 31, 2017 of $964.2 million. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2018 and 2017.

Other income, net totaled $3.4 million for the year ended December 31, 2018, compared to $6.5 million for the year ended December 31, 2017.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The decrease in other income, net was primarily due to a favorable settlement of a prior claim substantially paid in 2017.

Non-operating expenses increased $5.8 million, or 23.4%, to $30.6 million for the year ended December 31, 2018, from $24.8 million for the year ended December 31, 2017. The increase was due to increases in non-service cost components of net periodic benefit costs of $3.1 million and interest expense, net of $2.7 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Income before provision for income taxes increased $11.6 million, or 6.9%, to $179.1 million for the year ended December 31, 2018, compared to $167.5 million for the year ended December 31, 2017. The increase in income before provision for income taxes was primarily due to the increase in gross margin, while SG&A expenses as a percentage of net sales remained relatively flat.

Our provision for income taxes decreased $60.2 million, or 63.0%, to $35.4 million for the year ended December 31, 2018 from $95.6 million for the year ended December 31, 2017.  Our effective tax rate was 19.8% for the year ended December 31, 2018, down from 57.1% for the year ended December 31, 2017. The decrease in the effective tax rate is due to the reduction in the statutory tax rate, tax planning, and remeasurement of deferred tax assets and liabilities in response to the TCJA.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2018 increased $71.7 million, or 100.1%, to $143.3 million from $71.6 million for the year ended December 31, 2017.

2017 Compared to 2016

Net sales totaled $6,631.2 million for the year ended December 31, 2017, compared to $6,385.0 million for the year ended December 31, 2016, an increase of $246.2 million, or 3.9%.  For the year ended December 31, 2017, net sales in our construction vertical increased by 5.1%, while net sales in our industrial & utility vertical increased 9.2%. Our CIG vertical net sales decreased by 5.0% from 2016.

Gross margin increased $52.9 million, or 4.4%, to $1,261.3 million for the year ended December 31, 2017, from $1,208.4 million for the year ended December 31, 2016. The increase resulted from an increase in net sales for the year ended December 31, 2017, compared to the year ended December 31, 2016, as well as our pricing and product diversification initiatives and our acquisition of Cape Electrical Supply LLC in 2016.  Our gross margin rate was 19.0% for the year ended December 31, 2017, compared to 18.9% for the year ended December 31, 2016.

SG&A expenses increased $40.3 million, or 4.1%, to $1,026.6 million for the year ended December 31, 2017, mainly due to higher employment-related costs.  SG&A expenses as a percentage of net sales remained consistent at 15.5% for the years ended December 31, 2017 and 2016.

Depreciation and amortization for the year ended December 31, 2017 increased $1.0 million, or 2.1%, to $48.9 million from $47.9 million for the year ended December 31, 2016.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2017 was $964.2 million, an increase of $23.6 million, or 2.5%, when compared to total property, at cost, at December 31, 2016 of $940.6 million.  Depreciation and amortization as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2017 and 2016.

Other income, net totaled $6.5 million for the year ended December 31, 2017, compared to $5.3 million for the year ended December 31, 2016.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was due to a favorable settlement of a prior claim partially offset by reduced net gains on the disposal of real and personal property in 2017 as compared to 2016. Net gains on the disposal of real and personal property was $0.1 million for the year ended December 31, 2017, compared to net gains on the disposal of real and personal property of $1.8 million for the year ended December 31, 2016.

Non-operating expenses decreased $1.2 million, or 4.6%, to $24.8 million for the year ended December 31, 2017, from $26.0 million for the year ended December 31, 2016.  The decrease was due to a decrease in non-service cost components of net periodic benefit costs of $1.2 million, partially offset by an increase in interest expense, net of $0.6 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in interest expense, net was due to higher interest rates on our short-term borrowings for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Income before provision for income taxes increased $14.0 million, or 9.2% to $167.5 million for the year ended December 31, 2017, compared to $153.5 million for the year ended December 31, 2016. The increase in income before provision for income taxes was primarily due to our growth in gross margin and increased other income, net which outpaced our increases in SG&A expenses and depreciation and amortization.

Our provision for income taxes increased $35.4 million, or 58.8%, to $95.6 million for the year ended December 31, 2017, from $60.2 million for the year ended December 31, 2016.  Our effective tax rate was 57.1% for the year ended December 31, 2017, up from 39.2% for the year ended December 31, 2016. The increase in effective tax rate was primarily due to the remeasurement of deferred tax assets and liabilities in response to the TCJA.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2017 decreased $21.5 million, or 23.1%, to $71.6 million from $93.1 million for the year ended December 31, 2016.

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

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management and short-term bank lines of credit.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2018	2017	2016
Operating Activities	$42.1	$45.1	$112.2
Investing Activities	(42.3)	(39.1)	(91.0)
Financing Activities	16.3	(6.5)	(15.8)
Net Increase (Decrease) in Cash	$16.1	$(0.5)	$5.4

Our cash was $58.9 million at December 31, 2018, a increase of $16.1 million, or 37.6%, from $42.8 million at December 31, 2017. Our short-term borrowings increased during the year to $235.0 million at December 31, 2018 from $169.6 million at December 31, 2017, primarily as a result of higher working capital investment required to support operating activities due to the growth in sales and due to funding of employee benefits, all funded with short-term lines of credit. Current assets exceeded current liabilities by $542.0 million at December 31, 2018, an increase of $55.3 million, or 11.4%, from $486.7 million at December 31, 2017.

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2018 was $42.1 million, compared to cash provided by operating activities of $45.1 million for the year ended December 31, 2017. Cash provided by operations for the year ended December 31, 2018, was attributable to net income of $143.7 million and increases in accounts payable of $59.7 million and accrued payroll and benefit costs of $38.8, partially offset by increases in trade receivables of $125.4 million and merchandise inventory of $101.9 million both to support the increase in net sales, as well as a decrease in other non-current liabilities of $24.4 million.

The average number of days of sales in trade receivables for the year ended December 31, 2018 increased moderately compared to the same twelve-month period in 2017 due to increased sales in the fourth quarter of 2018, as compared to the fourth quarter of 2017. The days in inventory increased significantly for the year ended December 31, 2018 as a result of higher merchandise inventory levels at December 31, 2018, compared to December 31, 2017.

Investing Activities

Net cash used by investing activities was $42.3 million for the year ended December 31, 2018, compared to $39.1 million for the year ended December 31, 2017, an increase of $3.2 million, or 8.2%. The increase was due to higher capital expenditures for the year ended December 31, 2018, compared to the year ended December 31, 2017, partially offset by lower proceeds received on the disposal of property for the year ended December 31, 2018, compared to the same period in 2017.

Financing Activities

Net cash provided by financing activities totaled $16.3 million for the year ended December 31, 2018, compared to net cash used by financing activities of $6.5 million for the year ended December 31, 2017, an increase of $22.8 million, or 350.8%. The increase was primarily due to higher short-term borrowings during the year ended December 31, 2018, compared to the same period in 2017, partially offset by higher cash dividends paid in 2018 as compared to 2017. Cash dividends paid totaled $46.9 million, or $2.40 per share, for the year ended December 31, 2018, compared to $35.4 million, or $2.00 per share, for the year ended December 31, 2017.

Liquidity

We had a $750.0 million amended revolving credit facility with $515.0 million in available capacity at December 31, 2018, compared to a $550.0 million revolving credit facility with available capacity of $380.4 million at December 31, 2017. At December 31, 2018 and 2017, we also had two uncommitted $100.0 million private placement shelf agreements ("shelf agreements"). The first of the shelf agreements is expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. The second of the shelf agreements is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the shelf agreements as of December 31, 2018 and 2017. For further discussion related to our revolving credit facility and our private placement shelf agreements, refer to Note 11, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $5.6 million and $5.4 million outstanding, of which none were issued under the applicable credit agreements at December 31, 2018 and 2017, respectively.  The letters of credit are issued primarily to support certain workers' compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2018:

		Payments due by period
Contractual obligations	Total	2019	2020 and 2021	2022 and 2023	After 2023
Capital lease obligations	$13.8	$2.7	$5.1	$3.0	$3.0
Operating lease obligations	109.1	30.3	39.1	21.5	18.2
Purchase obligations	942.0	942.0	—	—	—
Other obligations	3.6	1.8	1.8	—	—
Total	$1,068.5	$976.8	$46.0	$24.5	$21.2

Capital lease obligations consist of both principal and interest payments. There were no long-term debt obligations, other than capital lease obligations, at December 31, 2018.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $120.5 million of accrued, unfunded pension obligations, $81.2 million of accrued, unfunded employment-related benefit obligations, of which $72.5 million is related to our postretirement benefit plan, and $2.6 million in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We also expect to fund $1.7 million for nonqualified pension benefits during 2019 that are not included in the table. Required pension contributions under Employee Retirement Income Security Act of 1974 regulations are expected to be zero in 2019; however, additional contributions may be made at our discretion.  We contributed $80.0 million to our defined benefit pension plan and funded $1.6 million for nonqualified benefits in 2018.

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

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under Accounting Standards Codification 740-10, "Accounting for Uncertainty in Income Taxes".

Merchandise Inventory

We value our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2018, 2017 and 2016, there were no material differences between our estimated reserve levels and actual write-offs.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.31%	3.67%	4.16%	3.44%
Expected return on plan assets	5.75%	5.75%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2018, was approximately 74% fixed income investments, 16% equity securities and 10% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a 1% decrease in the expected return on plan assets would have increased our 2018 pension expense by approximately $6.0 million. Our expected long-term rate of return on plan assets assumption will remain consistent for fiscal year 2019 at 5.75%.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a 1% decrease in the discount rate used to calculate both pension expense for 2018 and the pension liability as of December 31, 2018 would have increased pension expense by $7.1 million and the pension liability by $79.4 million.  Similarly, a 1% decrease in the discount rate would have increased postretirement benefits expense by $0.2 million and the December 31, 2018 postretirement benefits liability by $5.6 million.

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

Based on $235.0 million in variable-rate debt outstanding at December 31, 2018, a 1% increase in interest rates would increase our interest expense by $2.4 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2018
Debt Instruments	2019	2020	2021	2022	2023	After 2023	Total	Fair Value

Long-term, fixed-rate debt	$3.4	$3.4	$1.8	$1.3	$1.0	$2.5	$13.4	$11.9
Weighted-average interest rate	4.87%	4.84%	5.65%	6.40%	7.58%	9.32%

Short-term, variable-rate borrowings	$235.0	$—	$—	$—	$—	$—	$235.0	$235.0
Weighted-average interest rate	3.57%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2018.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

St. Louis, MO
March 13, 2019

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2018	2017	2016
Net Sales	$7,202.5	$6,631.2	$6,385.0
Cost of merchandise sold	(5,821.6)	(5,369.9)	(5,176.6)
Gross Margin	1,380.9	1,261.3	1,208.4
Selling, general and administrative expenses	(1,125.0)	(1,026.6)	(986.3)
Depreciation and amortization	(49.6)	(48.9)	(47.9)
Other income, net	3.4	6.5	5.3
Income from Operations	209.7	192.3	179.5
Non-operating expenses	(30.6)	(24.8)	(26.0)
Income before Provision for Income Taxes	179.1	167.5	153.5
Provision for income taxes	(35.4)	(95.6)	(60.2)
Net Income	143.7	71.9	93.3
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$143.3	$71.6	$93.1
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$6.69	$3.36	$4.43
(A)Adjusted for the declaration of a 10% stock dividend in December 2018, shares related to which were issued in February 2019. Prior to the adjustment, the average common shares outstanding were 19.4 million shares and 19.1 million shares for the years ended December 31, 2017 and 2016, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2018	2017	2016
Net Income	$143.7	$71.9	$93.3
Other Comprehensive Income
Foreign currency translation	(8.1)	5.9	2.2
Pension and postretirement benefits liability adjustment
(net of tax of $(6.1), $10.0, and $5.2, respectively)	17.6	(15.7)	(8.2)
Total Other Comprehensive Income (Loss)	9.5	(9.8)	(6.0)
Comprehensive Income	$153.2	$62.1	$87.3
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.1	0.5	0.4
Comprehensive Income attributable to Graybar Electric Company, Inc.	$153.1	$61.6	$86.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2018	2017
ASSETS
Current Assets
Cash and cash equivalents			$58.9	$42.8
Trade receivables (less allowances of $5.9 and $6.0, respectively)			1,187.0	1,061.6
Merchandise inventory			658.7	566.2
Other current assets			54.1	56.2
Total Current Assets			1,958.7	1,726.8
Property, at cost
Land			79.4	79.8
Buildings			489.2	470.8
Furniture and fixtures			233.0	225.5
Software			166.4	162.5
Capital leases			21.3	25.6
Total Property, at cost			989.3	964.2
Less – accumulated depreciation and amortization			(565.4)	(539.3)
Net Property			423.9	424.9
Other Non-current Assets			108.6	109.7
Total Assets			$2,491.2	$2,261.4
LIABILITIES
Current Liabilities
Short-term borrowings			$235.0	$169.6
Current portion of long-term debt			3.4	2.1
Trade accounts payable			895.2	835.5
Accrued payroll and benefit costs			158.2	119.4
Other accrued taxes			23.9	17.2
Other current liabilities			101.0	96.3
Total Current Liabilities			1,416.7	1,240.1
Postretirement Benefits Liability			66.7	70.7
Pension Liability			118.6	169.2
Long-term Debt			10.0	7.0
Other Non-current Liabilities			8.7	12.8
Total Liabilities			1,620.7	1,499.8
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2018	2017
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	17,754,923	15,912,467
Issued to shareholders	3,744,318	3,496,114
In treasury, at cost	(58,172)	(24,243)
Outstanding Common Stock	21,441,069	19,384,338	428.8	387.7
Common shares subscribed	958,439	923,156	19.2	18.5
Less subscriptions receivable	(958,439)	(923,156)	(19.2)	(18.5)
Retained Earnings			678.1	619.9
Accumulated Other Comprehensive Loss			(240.3)	(250.1)
Total Graybar Electric Company, Inc. Shareholders’ Equity			866.6	757.5
Noncontrolling Interests			3.9	4.1
Total Shareholders’ Equity			870.5	761.6
Total Liabilities and Shareholders’ Equity			$2,491.2	$2,261.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$143.7	$71.9	$93.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49.6	48.9	47.9
Deferred income taxes	3.4	14.2	19.5
Net gains on disposal of property	—	(0.1)	(1.8)
Losses on impairment of property	0.3	—	—
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.2)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(125.4)	(97.5)	(18.6)
Merchandise inventory	(101.9)	(63.8)	19.7
Other current assets	2.1	(10.9)	6.7
Other non-current assets	(9.0)	(0.5)	(1.5)
Trade accounts payable	59.7	83.3	(25.5)
Accrued payroll and benefit costs	38.8	(2.1)	9.8
Other current liabilities	5.6	13.3	0.7
Other non-current liabilities	(24.4)	(11.3)	(37.8)
Total adjustments to net income	(101.6)	(26.8)	18.9
Net cash provided by operating activities	42.1	45.1	112.2
Cash Flows from Investing Activities
Proceeds from disposal of property	0.7	2.2	4.1
Capital expenditures for property	(43.0)	(41.3)	(35.2)
Acquisition of business, net of cash acquired	—	—	(59.9)
Net cash used by investing activities	(42.3)	(39.1)	(91.0)
Cash Flows from Financing Activities
Net increase in short-term borrowings	65.4	29.1	35.5
Repayment of long-term debt	—	—	(1.9)
Principal payments under capital leases	(4.0)	(4.2)	(4.8)
Sales of common stock	17.8	17.4	17.0
Purchases of treasury stock	(15.7)	(13.7)	(11.3)
Sales of noncontrolling interests’ common stock	—	0.6	—
Purchases of noncontrolling interests’ common stock	(0.3)	(0.3)	(0.4)
Dividends paid	(46.9)	(35.4)	(49.9)
Net cash provided (used) by financing activities	16.3	(6.5)	(15.8)
Net Increase (Decrease) in Cash	16.1	(0.5)	5.4
Cash, Beginning of Year	42.8	43.3	37.9
Cash, End of Year	$58.9	$42.8	$43.3
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under capital leases	$3.1	$1.9	$0.4
Acquisition of software and maintenance under financing arrangement	$5.0	$—	$—
Cash Paid During the Year for:
Interest, net of amounts capitalized	$6.3	$4.2	$3.7
Income taxes, net of refunds	$38.3	$78.4	$36.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc. Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2015	$326.5	$548.8	$(190.4)	$3.3	$688.2
Net income		93.1		0.2	93.3
Other comprehensive (loss) income			(6.2)	0.2	(6.0)
Stock issued	17.0				17.0
Stock purchased	(11.3)			(0.4)	(11.7)
Dividends declared	16.6	(66.5)			(49.9)
Balance, December 31, 2016	$348.8	$575.4	$(196.6)	$3.3	$730.9
Net income		71.6		0.3	71.9
Other comprehensive (loss) income			(10.0)	0.2	(9.8)
Adoption of ASU 2018-02		43.5	(43.5)		—
Stock issued	17.4			0.6	18.0
Stock purchased	(13.7)			(0.3)	(14.0)
Dividends declared	35.2	(70.6)			(35.4)
Balance, December 31, 2017	$387.7	$619.9	$(250.1)	$4.1	$761.6
Net income		143.3		0.4	143.7
Other comprehensive income (loss)			9.8	(0.3)	9.5
Adoption of ASC 606, net of tax		0.8			0.8
Stock issued	17.8				17.8
Stock purchased	(15.7)			(0.3)	(16.0)
Dividends declared	39.0	(85.9)			(46.9)
Balance, December 31, 2018	$428.8	$678.1	$(240.3)	$3.9	$870.5

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as of December 31, 2018 and 2017 and
for the Years Ended December 31, 2018, 2017, and 2016
(Stated in millions, except share and per share data)

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

Reclassifications

Certain reclassifications have been made to prior years' financial information to conform to the December 31, 2018 presentation. These changes consisted of reclassifying certain asset and liability items between current and non-current within the December 31, 2017 balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2017.

Subsequent Events

        We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2018 that require recognition or disclosure in our financial statements.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Service revenue represented less than 1% of gross sales for the year ended December 31, 2018.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

Outgoing Freight Expenses

We record certain outgoing freight expenses as a component of selling, general and administrative expenses.  These costs totaled $62.0 million, $54.5 million, and $50.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade receivables.  We perform ongoing credit evaluations of our customers, and a significant portion of our trade receivables are secured by mechanic’s lien or payment bond rights.  We maintain allowances for potential credit losses, and such losses historically have been within management’s expectations.

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

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and when circumstances or other events might indicate that impairment may have occurred.  We first perform a qualitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit is then quantitatively tested for impairment. If a quantitative assessment is required, the fair value is determined using a variety of assumptions including estimated future cash flows of the reporting unit using applicable discount rates.

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

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes".

Other Postretirement Benefits

We account for postretirement benefits other than pension by accruing the costs of benefits to be provided over the eligible employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of postretirement benefits.

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

We adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU" or "Update") 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07") on January 1, 2018 using the retrospective transition method. The updates to the standard require us to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs are presented in the income statement separately from the service cost and outside of a subtotal of income from operations. As a result of the adoption, the financial statement line previously entitled "interest expense, net" was changed to "non-operating expenses". The impact to the operating results for the years ended December 31, 2017 and 2016 within the consolidated statements of income as a result of adopting ASU 2017-07 is presented in the tables below:

Consolidated Statements of Income

	Year Ended December 31, 2017
	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$1,047.2	$(20.6)	$1,026.6
Non-operating expenses	4.2	20.6	24.8

	Year Ended December 31, 2016
	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$1,008.7	$(22.4)	$986.3
Non-operating expenses	3.6	22.4	26.0

On January 1, 2018, we adopted ASC Topic 606, "Revenue from Contracts with Customers." See Note 3, "Revenue", for further information.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of Topic 842 requires a lessee to recognize a right of use asset ("ROU") and lease liability on the balance sheet for both operating and finance leases while disclosing key information about the leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach.

We will adopt the new guidance on January 1, 2019. We will elect the package of transitional practical expedients which allows an entity not to reassess whether expired or existing contracts contain leases, lease classification of expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. As guidance allows, this package can be elected separate of any other practical expedient. As a practical expedient, the Company has elected as an accounting policy not to separate non-lease components from lease components for real estate properties and information technology.

In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of income. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged.

Adoption of the ASU 2016-02 will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $100 million at January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this Update to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public entities. Early adoption is permitted. The adoption of this Update will not have a material impact on our financial statements.

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

We recorded an increase to opening retained earnings of $0.8 million (net of tax of $0.3 million) as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact primarily related to the recognition of bill and hold transactions that were deferred under ASC Topic 605. The impact to net sales as a result of applying ASC Topic 606 for the year ended December 31, 2018 was an increase of $0.2 million.

In accordance with the new revenue standard requirement, the disclosure impact of adoption on our consolidated statement of income for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018 was as follows:

Consolidated Statements of Income

	For the Year Ended December 31, 2018
	As Reported	Balance without Adoption	Effect of Change
Net sales	$7,202.5	$7,202.3	$0.2
Cost of merchandise sold	5,821.6	5,821.6	—

Consolidated Balance Sheet

	As of December 31, 2018
	As Reported	Balance without Adoption	Effect of Change
Merchandise inventory	$658.7	$668.2	$(9.5)
Other current assets	54.1	54.4	(0.3)
Other non-current liabilities	8.7	19.4	(10.7)
Retained earnings	678.1	677.2	0.9

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Construction	59.6%	59.6%
Industrial & Utility	21.3	21.7
CIG	19.1	18.7
Total net sales	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2018. In addition, for the year ended December 31, 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2018
Allowance for cash discounts	$2.0	$33.2	$(33.0)	$2.2
Allowance for doubtful accounts	4.0	2.9	(3.2)	3.7
Total	$6.0	$36.1	$(36.2)	$5.9

For the Year Ended December 31, 2017
Allowance for cash discounts	$1.7	$31.2	$(30.9)	$2.0
Allowance for doubtful accounts	3.3	3.6	(2.9)	4.0
Total	$5.0	$34.8	$(33.8)	$6.0

For the Year Ended December 31, 2016
Allowance for cash discounts	$1.7	$28.2	$(28.2)	$1.7
Allowance for doubtful accounts	4.1	2.3	(3.1)	3.3
Total	$5.8	$30.5	$(31.3)	$5.0

5. INVENTORY

Our inventory is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 91% and 90% of the total inventories at December 31, 2018 and 2017, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $188.8 million and $170.9 million greater than reported under the LIFO method at December 31, 2018 and 2017, respectively.  In 2018 and 2017, we did not liquidate any portion of previously-created LIFO layers. In 2016, we liquidated portions of previously-created LIFO layers, resulting in decreases in cost of merchandise sold of $0.1 million.

Reserves for excess and obsolete inventories were $7.8 million and $9.2 million at December 31, 2018 and 2017, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $(1.4) million, $2.7 million, and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

6. PROPERTY AND DEPRECIATION

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

Depreciation expense was $37.3 million, $38.8 million, and $39.3 million in 2018, 2017, and 2016, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under capital leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets held under leases which were capitalized during the year ended December 31, 2018 and 2017 were $3.1 million and $1.9 million, respectively.

We capitalize interest expense on major construction and development projects while in progress.  Interest capitalized in 2018 and 2017 was $0.3 million and $0.1 million, respectively. There was no interest capitalized in 2016.

Where applicable, we capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  We capitalized software and software development costs of $3.7 million and $4.2 million in 2018 and 2017, respectively, and the amounts are recorded in software.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. There were no assets held for sale at December 31, 2018 or 2017. During 2017, we sold assets classified as held for sale with net book values of $0.5 million and recorded net gains on the assets held for sale of $0.2 million in other income, net.

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

We recorded an impairment loss of $0.3 million to account for the expected loss on an abandoned property that does not qualify as an asset held for sale, where the net book value of the property exceeded the estimated selling price less estimated selling expenses, during 2018. There were no impairment losses recorded during 2017 or 2016. The impairment losses are included in other income, net in the consolidated statements of income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the years ended December 31 were as follows:

	2018	2017
Beginning balance	$30.1	$30.1
Goodwill acquired	—	—
Ending balance	$30.1	$30.1

As of December 31, 2018, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17.1	$(5.0)	$12.1
Trade name	15 to 20 years	14.3	(2.1)	12.2
Non-compete agreements	3 to 5 years	0.3	(0.2)	0.1
Other intangible assets	10 years	0.2	(0.1)	0.1
Total		$31.9	$(7.4)	$24.5

	As of December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17.1	$(3.2)	$13.9
Trade name	15 to 20 years	14.3	(1.3)	13.0
Non-compete agreements	3 to 5 years	0.3	(0.2)	0.1
Other intangible assets	10 years	0.2	(0.1)	0.1
Total		$31.9	$(4.8)	$27.1

Amortization expense for other intangible assets was $2.6 million in both 2018 and 2017.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2019	$2.5
2020	2.5
2021	2.5
2022	2.5
2023	2.5
After 2023	12.0
$24.5

We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2018.

8. INCOME TAXES

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. Among the provisions, the TCJA reduces the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018, requires companies to pay a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2018 we have completed our accounting for the tax effects of the enactment of the TCJA. We have finalized the tax effects on our existing deferred tax balances and the one-time transition tax under Staff Accounting Bulletin No. 118 ("SAB 118"). We have also included current year impacts of the TCJA in our tax provision.

At December 31, 2017 we remeasured domestic deferred tax assets and liabilities based on the expected future applicable tax rate and recorded a provisional tax expense of $22.6 million, consisting of $43.5 million of tax expense related to items previously recorded through accumulated other comprehensive income under FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("FAS 158"), and $20.9 million of tax benefit related to items previously recorded through our provision for income taxes. We adopted ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)" in 2017; refer to Note 15, "Accumulated Other Comprehensive Loss". During 2018, we finalized calculations of cumulative timing differences, resulting in a decrease in tax expense of $9.2 million due to the return vs. provision difference remeasurement of these balances related to tax planning initiatives as of December 31, 2018.

The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxation, and the amount of those earnings held in cash and other specified assets. At December 31, 2017, we recorded a provisional amount for our one-time transition tax liability of $6.2 million. We finalized our calculation as of December 31, 2018, resulting in a decrease in income tax expense of $2.4 million. The entire transition tax liability was settled with the filing of the 2017 U.S. federal income tax return; no additional payments are expected with regards to this liability. No additional income taxes have been provided for any outside basis difference inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat global intangible low-taxed income ("GILTI") as a period cost as it will not have a material impact on our tax provision.

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

Our unrecognized tax benefits of $2.6 million, $2.3 million, and $1.8 million as of December 31, 2018, 2017, and 2016, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Balance at January 1,	$2.3	$1.8	$2.3
Additions based on tax positions related to current year	1.1	0.4	0.4
Additions based on tax positions of prior years	—	0.3	—
Reductions for tax positions of prior years	(0.8)	(0.2)	(0.9)
Settlements	—	—	—
Balance at December 31,	$2.6	$2.3	$1.8

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.4 million and $1.0 million in interest and penalties at December 31, 2018 and 2017, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2015 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2015 federal return will expire on September 15, 2019, unless extended by consent. Our state income tax returns for 2014 through 2018 remain subject to examination by various state authorities with the latest period closing on December 31, 2023.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2014.

A reconciliation between the “statutory” federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2018	2017	2016
“Statutory” federal tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	4.0	3.3
Deemed repatriation of foreign earnings	(1.0)	3.3	—
Effect of tax rate changes	(5.1)	13.5	—
Meals and entertainment	1.4	1.4	1.6
Other, net	0.4	(0.1)	(0.7)
Effective tax rate	19.8%	57.1%	39.2%

The effective tax rate decreased significantly in 2018 as a result of the reduction in the statutory federal tax rate, the final calculation and remeasurement of deferred tax assets and liabilities under SAB 118, and additional tax planning undertaken as a result of the TCJA.

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2018	2017	2016
Domestic	$163.3	$155.2	$143.6
Foreign	15.8	12.3	9.9
Income before taxes	$179.1	$167.5	$153.5

	For the Years Ended December 31,
Components of Income Tax Provision	2018	2017	2016
Current expense
U.S. Federal	$20.5	$66.5	$33.1
State	6.9	11.4	4.8
Foreign	4.6	3.5	2.8
Total current expense	$32.0	$81.4	$40.7
Deferred expense (benefit)
U.S. Federal	2.5	15.3	16.7
State	0.8	(1.1)	3.0
Foreign	0.1	—	(0.2)
Total deferred expense	$3.4	$14.2	$19.5
Total income tax provision	$35.4	$95.6	$60.2

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2018	2017
Pension	$31.0	$38.0
Postretirement benefits	18.6	19.8
Inventory	12.1	12.1
Other deferred tax assets	5.0	4.8
Payroll accruals	2.9	1.8
Bad debt reserves	1.0	1.0
Subtotal	70.6	77.5
Less: valuation allowances	—	—
Deferred tax assets	70.6	77.5
Fixed assets	(28.3)	(27.2)
Other deferred tax liabilities	(4.0)	(2.6)
Computer software	(3.2)	(3.2)
Deferred tax liabilities	(35.5)	(33.0)
Net deferred tax assets	$35.1	$44.5

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2018	2017
Deferred tax assets included in other non-current assets	$35.5	$44.9
Deferred tax liabilities included in other non-current liabilities	(0.4)	(0.4)

Operating loss and tax credit carryforwards included in net deferred tax assets at December 31 were:

	2018	2017
Foreign(1)	$0.1	$0.2
State(2)	0.4	0.5
(1)Indefinite life
(2)Expires between 2023 and 2030

We have placed a valuation allowance on state net operating losses which totals less than $0.1 million.

We have no material undistributed earnings of non-U.S. subsidiaries as of December 31, 2018, due to the one-time transition tax and GILTI provisions enacted under the TCJA. We have settled the entire transition tax liability with the filing of the 2017 federal income tax return.

9. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2018, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2018, eligible employees and qualified retirees subscribed for 958,439 shares totaling $19.2 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 4, 2019; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 4, 2019, in the case of shares paid for prior to January 4, 2019.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2018	786,754	752,825
2017	684,347	678,958
2016	563,590	610,626

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2018 and 2017.

On December 13, 2018, our Board of Directors declared a 10% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of December 17, 2018. The stock was issued on February 1, 2019. On December 13, 2017, our Board of Directors declared a 10% common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of December 18, 2017. The stock was issued on February 2, 2018. On December 8, 2016, our Board of Directors, declared a 5% common stock dividend. Each shareholder was entitled to one share of common stock for every twenty shares held as of December 19, 2016. The stock was issued on February 3, 2017.

10. NET INCOME PER SHARE OF COMMON STOCK

  The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 10% stock dividend declared in 2018, a 10% stock dividend declared in 2017, and a 5% stock dividend declared in 2016. The average number of shares used in computing net income per share of common stock at December 31, 2018, 2017, and 2016 was 21,435,906 shares, 21,303,753 shares, and 21,037,002 shares, respectively.

11. DEBT

	December 31,
Long-term Debt	2018	2017
Capital leases, various maturities, with a weighted average interest rate of 6.16%	$13.4	$9.1
Less current portion	(3.4)	(2.1)
Long-term Debt	$10.0	$7.0

Long-term Debt matures as follows:
2019	$3.4
2020	3.4
2021	1.8
2022	1.3
2023	1.0
After 2023	2.5
$13.4

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $1.5 million and $0.7 million at December 31, 2018 and 2017, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2018 and 2017, respectively.

Revolving Credit Facility

At December 31, 2017, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $550.0 million revolving credit agreement maturing in June 2019 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $50.0 million, a U.S. swing line loan facility of up to $50.0 million, and a Canadian swing line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada and contained an accordion feature, which allowed us to request increases to the aggregate borrowing commitments of up to $300.0 million.

On August 10, 2018, we, along with Graybar Canada, amended and extended the Credit Agreement (the “Amended Credit Agreement”), to, among other things, increase the availability to $750.0 million, which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million, pursuant to the terms and conditions of a Third Amendment to Credit Agreement, by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.  The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

Interest on our borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) in the case of Graybar as borrower (i) the base rate (as defined in the agreement) plus a margin ranging from 0.00% to 0.60%, or (ii) LIBOR plus a margin ranging from 1.00% to 1.60% or (B) in the case of Graybar Canada as borrower (i) the base rate (as defined in the agreement) plus a margin ranging from 0.00% to 0.60% or (ii) CDOR plus a margin ranging from 1.00% to 1.60%, in either case, as determined by the pricing grid set forth in the Amended Credit Agreement, subject to adjustment based upon the consolidated leverage ratio.  In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

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

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, the occurrence of an event of default under certain other indebtedness by us and our subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under the Employee Retirement Income Security Act of 1974 ("ERISA") and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement).  Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

The Amended Credit Agreement contains updated affirmative and negative covenants customary for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions, including payments under senior notes), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we will be subject to during the term of the Amended Credit Agreement. We were in compliance with all these covenants under the applicable credit agreement as of December 31, 2018 and 2017.

Short-term borrowings of $235.0 million and $169.6 million outstanding at December 31, 2018 and 2017, respectively, were drawn under the applicable credit agreement.

Short-term borrowings outstanding during the years ended December 31, 2018 and 2017 ranged from a minimum of $140.0 million and $112.3 million to a maximum of $261.0 million and $229.8 million, respectively.  The average daily amount of borrowings outstanding under the applicable credit agreements during 2018 and 2017 amounted to approximately $202.0 million and $166.0 million at weighted-average interest rates of 3.05% and 2.16%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2018 was 3.57%.

At December 31, 2018, we had available unused committed lines of credit under the applicable credit agreement amounting to $515.0 million, compared to $380.4 million at December 31, 2017.

Interest expense, net was $6.9 million, $4.2 million, and $3.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100.0 million private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement") which expires in August 2020. We also have an uncommitted $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). On August 10, 2018, we amended each of these uncommitted private placement shelf agreements to conform to the above-discussed specified changes in the Amended Credit Agreement. We also extended the notes issuance period under the MetLife Shelf Agreement from September 2019 to August 10, 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2018 and 2017.

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

We were in compliance with all covenants under the shelf agreements as of December 31, 2018 and 2017.

Letters of Credit

We had total letters of credit of $5.6 million and $5.4 million outstanding, of which none were issued under the applicable credit agreement at December 31, 2018 and 2017, respectively. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The Pension Plan provides retirement benefits based on an employee’s average earnings and years of service.  These employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified pension benefits for compensation in excess of the IRS compensation limits applicable to the Pension Plan and eligible compensation deferred by a participant.

Our funding policy is to make contributions to the Pension Plan, provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Pension Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan.

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2018 and 2017.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of period	$756.3	$669.8	$76.8	$76.6
Service cost	28.6	26.4	2.3	2.3
Interest cost	27.3	27.8	2.6	2.9
Actuarial loss (gain)	(57.7)	85.6	(5.2)	(0.1)
Benefits paid from plan assets	(42.5)	(50.1)	—	—
Benefits paid from Company assets	(1.6)	(1.6)	(5.6)	(6.4)
Plan participants' contributions	—	—	1.6	1.5
Administrative expenses paid	(1.6)	(1.6)	—	—
Benefit Obligation at End of Period	708.8	756.3	72.5	76.8
Change in Plan Assets:
Fair value of plan assets at beginning of period	585.4	507.3	—	—
Actual return on plan assets	(33.0)	69.8	—	—
Employer contributions(1)	81.6	61.6	4.0	4.9
Plan participants' contributions	—	—	1.6	1.5
Benefits paid(1)	(44.1)	(51.7)	(5.6)	(6.4)
Administrative expenses paid	(1.6)	(1.6)	—	—
Fair Value of Plan Assets at End of Period	588.3	585.4	—	—
Unfunded Status	$120.5	$170.9	$72.5	$76.8
(1) Includes $1.6 million paid from our assets for unfunded nonqualified pension benefits in both fiscal years 2018 and 2017.

The accumulated benefit obligation for our Pension Plan was $636.3 million and $670.1 million at December 31, 2018 and 2017, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Current accrued benefit cost	$1.9	$1.7	$5.8	$6.1
Non-current accrued benefit cost	118.6	169.2	66.7	70.7
Net amount recognized	$120.5	$170.9	$72.5	$76.8
 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Net actuarial loss	$219.6	$192.5	$8.3	$10.5
Prior service cost (gain)	—	0.2	—	(1.2)
Accumulated other comprehensive loss	$219.6	$192.7	$8.3	$9.3

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2019, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$14.7	$0.3
Prior service cost (gain)	—	—
Accumulated other comprehensive loss	$14.7	$0.3

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.31%	3.67%	4.16%	3.44%
Rate of compensation increase	4.49%	4.74%	—	—
Healthcare cost trend on covered charges	—	—	5.0%	5.5% / 5%

A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2018 and 2017.

The net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 included the following components:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$28.6	$26.4	$25.3	$2.3	$2.3	$2.3
Interest cost	27.3	27.8	28.3	2.6	2.9	3.0
Expected return on plan assets	(31.9)	(30.6)	(27.0)	—	—	—
Amortization of:
Net actuarial loss	26.5	21.5	19.2	0.9	0.8	0.7
Prior service cost (gain)	0.3	0.4	0.4	(2.0)	(2.2)	(2.2)
Net periodic benefit cost	$50.8	$45.5	$46.2	$3.8	$3.8	$3.8

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.67%	4.15%	4.48%	3.44%	3.78%	4.09%
Expected return on plan assets	5.75%	5.75%	5.75%	—	—	—
Rate of compensation increase	4.49%	4.52%	4.44%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.5% / 5%	6% / 5%	6.5% / 5%

The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.5% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2018.  The rate was assumed to decline to 5.0% in 2019 and to remain at that level thereafter. A one percent increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2018, 2017 and 2016 net periodic benefit cost.

We expect to fund $1.7 million for non-qualified pension benefits during 2019. Required pension contributions under ERISA regulations are expected to be zero in 2019; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2019	$50.4	$5.9
2020	52.3	6.5
2021	51.0	7.1
2022	52.2	7.2
2023	53.9	7.2
After 2023	280.7	34.0

The investment objective of our Pension Plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan.  Our Pension Plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flow liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity. Assets of the qualified pension plan are held by Comerica Bank (the "Trustee").

Our Pension Plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of long duration government, quasi-governmental and corporate fixed-income securities, as well as appropriate levels of equity and alternative investments designed to optimize the plan's liability hedge ratio. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, primarily offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.

Asset allocation information for the Pension Plan at December 31, 2018 and 2017 is as follows:

Investment	2018 Actual Allocation	2018 Target Allocation Range	2017 Actual Allocation	2017 Target Allocation Range
Equity securities-U.S.	8%	3-15%	8%	3-15%
Equity securities-International	8%	3-15%	10%	3-15%
Fixed income investments-U.S.	71%	35-75%	70%	35-75%
Fixed income investments-International	3%	3-10%	3%	3-10%
Absolute return	5%	5-15%	4%	5-15%
Real assets	3%	3-10%	3%	3-10%
Private equity	2%	0-3%	1%	0-3%
Short-term investments	—%	0-3%	1%	0-3%
Total	100%	100%	100%	100%

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

The methods described above may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our Pension Plan valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

There have been no changes in the methodologies for determining fair value at December 31, 2018 or 2017.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2018 and 2017:

December 31, 2018
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$10.7	$35.2	$—	$—	$45.9
Equity securities - International	—	47.6	—	—	47.6
Fixed income investments - U.S.	309.9	108.9	—	—	418.8
Fixed income investments - International	—	16.0	—	—	16.0
Absolute return	30.7	—	—	—	30.7
Real assets	16.3	—	—	0.1	16.4
Private equity	—	—	—	10.3	10.3
Short-term investments	2.6	—	—	—	2.6
Total	$370.2	$207.7	$—	$10.4	$588.3

December 31, 2017
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$11.5	$35.0	$—	$—	$46.5
Equity securities - International	—	59.6	—	—	59.6
Fixed income investments - U.S.	296.2	114.4	—	—	410.6
Fixed income investments - International	—	17.2	—	—	17.2
Absolute return	24.4	—	—	—	24.4
Real assets	15.6	—	—	0.2	15.8
Private equity	—	—	—	7.5	7.5
Short-term investments	3.8	—	—	—	3.8
Total	$351.5	$226.2	$—	$7.7	$585.4

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2018 and 2017:

December 31, 2018
	Real Assets	Private Equity	Total
Balance, beginning of year	$0.2	$7.5	$7.7
Realized gains	—	0.1	0.1
Unrealized gains (losses)	—	—	—
Purchases	—	4.1	4.1
Sales	(0.1)	(1.4)	(1.5)
Balance, end of year	$0.1	$10.3	$10.4

December 31, 2017
	Real Assets	Private Equity	Total
Balance, beginning of year	$0.2	$1.9	$2.1
Realized gains	—	0.1	0.1
Unrealized losses	—	(0.1)	(0.1)
Purchases	—	6.9	6.9
Sales	—	(1.3)	(1.3)
Balance, end of year	$0.2	$7.5	$7.7

13. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay, with a maximum match of 3%. The matching contribution expense recognized by us was $1.8 million, $0.9 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at their discretion, are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $67.4 million, $43.2 million, and $41.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

14. COMMITMENTS AND CONTINGENCIES

Rental expense was $29.4 million, $27.3 million, and $25.1 million in 2018, 2017, and 2016, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 are as follows:

For the Years Ending December 31,	Minimum Rental Payments
2019	$30.0
2020	21.9
2021	16.4
2022	12.3
2023	8.8
After 2023	17.3

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

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2018	2017
Currency translation	$(12.4)	$(4.6)
Pension liability	(219.6)	(192.7)
Postretirement benefits liability	(8.3)	(9.3)
Adoption of ASU 2018-02	—	(43.5)
Accumulated other comprehensive loss	$(240.3)	$(250.1)

We elected to early adopt Accounting Standards Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)" ("ASU 2018-02") for the annual period ended December 31, 2017. The applicable tax rate was adjusted in response to the enactment of the TCJA and the corresponding changes in the U.S. federal statutory tax rate resulted in a reclassification of $43.5 million from accumulated other comprehensive loss to retained earnings as of December 31, 2017.

The following table represents amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	2018			2017
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Consolidated Statement of Income:
Non-operating expenses	$27.4	$(1.7)	$25.7	$22.3	$(1.8)	$20.5
Tax (benefit) expense	(7.0)	0.4	(6.6)	(8.7)	0.7	(8.0)
Total reclassifications for the period, net of tax	$20.4	$(1.3)	$19.1	$13.6	$(1.1)	$12.5

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	2018			2017
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency		Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(4.6)	$(245.5)	$(250.1)	$(10.3)		$(186.3)	$(196.6)
Other comprehensive (loss) income before reclassifications	(7.8)	—	(7.8)	5.7		—	5.7
Amounts reclassified from accumulated other comprehensive loss (net of tax $(6.6) and $(8.0))	—	19.1	19.1	—		12.5	12.5
Actuarial loss, (net of tax $0.5 and $18.0)	—	(1.5)	(1.5)	—		(28.2)	(28.2)
Net current-period other comprehensive (loss) income	(7.8)	17.6	9.8	5.7		(15.7)	(10.0)
Adoption of ASU 2018-02	—	—	—	—	—	(43.5)	(43.5)
Ending balance December 31,	$(12.4)	$(227.9)	$(240.3)	$(4.6)		$(245.5)	$(250.1)

16. ACQUISITIONS

On July 1, 2016, we purchased Cape Electrical Supply LLC ("Cape Electric"), a regional distributor serving electrical contractors and large engineering construction firms, as well as industrial, institutional and utility customers, for approximately $59.9 million in cash, net of cash acquired. The purchase price allocation resulted in $16.4 million and $23.6 million of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Cape Electric results are reflected in our consolidated financial statements. Pro forma results of this acquisition were not material; therefore, they are not presented.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2018 and 2017:

	2018
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,637.7	$1,832.3	$1,870.3	$1,862.2
Gross margin	$311.4	$351.2	$353.4	$364.9
Net income attributable to the Company	$21.1	$44.5	$53.6	$24.1
Net income attributable to the Company per share of common stock(A)	$0.98	$2.07	$2.50	$1.14
(A)All periods adjusted for a 10% stock dividend declared in December 2018.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2018 were 19,544,758 shares, 19,500,916 shares, 19,465,072 shares, and 19,454,943 shares, respectively.

	2017
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,530.6	$1,712.9	$1,700.8	$1,686.9
Gross margin	$229.8	$332.9	$322.0	$316.6
Net income (loss) attributable to the Company	$17.7	$33.3	$29.4	$(8.8)
Net income (loss) attributable to the Company per share of common stock(A)	$0.83	$1.56	$1.38	$(0.41)
(A)All periods adjusted for a 10% stock dividend declared in December 2018 and a 10% stock dividend declared in December 2017.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2017 were 17,620,521 shares, 17,641,979 shares, 17,610,573 shares, and 17,565,590 shares, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2019 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2019 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

The information with respect to our audit committee and audit committee financial expert, and nominating committee required to be included pursuant to this Item 10 will be included under the caption “Information About the Board of Directors and Corporate Governance Matters” in our Information Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer (collectively “Covered Officers”).  This code of ethics is appended to our business conduct guidelines for all employees.  The business conduct guidelines and specific code for Covered Officers may be accessed at: www.graybar.com/store/en/gb/cm/company/legal and is also available in print without charge upon written request addressed to the Secretary of the Company at our principal executive offices.

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

10.1
Management Incentive Plan, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 000-00255) and incorporated herein by reference.*

10.2
Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2016, filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 000-00255) and incorporated herein by reference.*

	10.3	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan*

10.5
Third Amendment to Credit Agreement, dated as of August 10, 2018, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00225) and incorporated herein by reference.

10.6
Private Shelf Agreement, dated September 22, 2014, between the Company and Prudential Investment Management, Inc., filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-00225) and incorporated herein by reference.

10.7
Amendment No. 1 to Private Shelf Agreement, dated August 2, 2017, between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (Commission File No. 000-002255) and incorporated herein by reference.

10.8
Amendment No. 2 to Private Shelf Agreement, dated August 10, 2018, between the Company and PGIM, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00225) and incorporated herein by reference.

10.9
Private Shelf Agreement, dated September 22, 2016, between the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC, and other MetLife affiliates, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 000-00225) and incorporated herein by reference.

10.10
Amendment No. 1 to Private Shelf Agreement, dated August 10, 2018, among the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC and other MetLife affiliates, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00225) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of March 2019.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 13, 2019.

/s/ K. M. MAZZARELLA	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ R. R. HARWOOD	Director, Senior Vice President and Chief Financial Officer
(R. R. Harwood)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. BENDER	Director
(D. A. Bender)

/s/ S. S. CLIFFORD	Director
(S. S. Clifford)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ R. H. HARVEY	Director
(R. H. Harvey)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ W. P. MANSFIELD	Director
(W. P. Mansfield)

/s/ D. G. MAXWELL	Director
(D. G. Maxwell)

/s/ B. L. PROPST	Director
(B. L. Propst)