Form 10-K
period 2018-12-31
GRAYBAR ELECTRIC CO INC
filed 2019-03-14
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS
WITH RESPECT TO SHARES OF COMMON STOCK OF
GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

            Names and Addresses of all Voting Trustees (as of March 13, 2019):

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

INFORMATION REGARDING VOTING TRUST

PART I

Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

Amount deposited during year	Amount withdrawn during year (4)	Amount held at end of year	Percentage of class held at end of year

2,160,177	523,460	16,097,979	82.6%

(1)	The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar.

(2)	14,011,446 shares of Common Stock were deposited into the 2017 Voting Trust at its inception.

(3)	Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the Voting Trust Agreement.

(4)
The 523,460 shares of Common Stock withdrawn from the voting trust in 2018 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's purchase rights under its amended Restated Certificate of Incorporation. The shares so purchased were placed in Graybar's treasury or cancelled.

Item 2.         Exercise of Voting Rights.

The voting trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the voting trustees voted the shares of Common Stock held by them at the Graybar 2018 annual meeting for the election of nine directors and the approval of the 2018 Three-Year Common Stock Purchase Plan.

Item 3.         Exercise of Other Powers.

The voting trustees exercised no powers under the Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

The following table presents information, as of March 13, 2019, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 13, 2019, no Voting Trustee owned any securities of Graybar, other than those deposited under the Voting Trust Agreement, or any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and address of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 10, 2018		Percent of class owned
R. R. Harwood	Voting Trust Interests (A)	Direct	32,565	(B)	0.182%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

R. C. Lyons	Voting Trust Interests (A)	Direct	24,537	(B)	0.137%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

W. P. Mansfield	Voting Trust Interests (A)	Direct	20,714	(B)	0.116%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

D. G. Maxwell	Voting Trust Interests (A)	Direct	22,365	(B)	0.125%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

K. M. Mazzarella	Voting Trust Interests (A)	Direct	58,910	(B)	0.330%	(C)
34 North Meramec Avenue
P.O. Box 7231
St. Louis, Missouri 63177

_____________________

(A)  Issued under the Voting Trust Agreement.
(B)  The number of shares of Common Stock to which such Voting Trust Interests relate adjusted for a stock dividend of one share of common stock for each ten shares of record held as of December 17, 2018 and issued February 1, 2019.
(C)  As of February 28, 2019, the Voting Trustees together held of record, with shared power to vote,
17,852,769 shares of Common Stock, or 82.7% of the outstanding shares of Common Stock.

Item 5.            Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in Graybar's Definitive Information Statement relating to the 2018 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

Item 6.            Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

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

Name of	Capacities in	Cash Compensation
Voting	which Compensation	Salaries, Bonuses
Trustee	Received	and Directors’ Fees (1)
R. R. Harwood	Director, Senior Vice President and	$715,104
	Chief Financial Officer

R. C. Lyons	Director, Regional Vice President -	$569,583
	Eastern Region

W. P. Mansfield	Director, Senior Vice President -	$673,195
	Marketing

D. G. Maxwell	Director, Senior Vice President -	$618,378
	Sales

K. M. Mazzarella	Director, Chairman of the Board,	$2,314,059
	President and Chief Executive Officer

(1)  Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 15, 2019 under Graybar’s Management Incentive Plan with respect to services rendered during 2018.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings plans, perquisites and other personal benefits, and other miscellaneous items, which will be included in the Summary Compensation Table of the Information Statement for Ms. Mazzarella and Messrs. Harwood and Mansfield.

Item 12.          Lists of Exhibits Filed.

(4)   Instruments defining the rights of security holders, including indentures.

Voting Trust Agreement dated as of March 3, 2017, a form of which is attached as Annex A to the Prospectus, dated January 6, 2017, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-214560), and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 14, 2019, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated March 3, 2017.

By
/S/ R. R. HARWOOD
R. R. HARWOOD

/S/ R. C. LYONS
R. C. LYONS

/S/ W. P. MANSFIELD
W. P. MANSFIELD

/S/ D. G. MAXWELL
D. G. MAXWELL

/S/ K. M. MAZZARELLA
K. M. MAZZARELLA