Form 10-Q
period 2019-03-31
GRAYBAR ELECTRIC CO INC
filed 2019-04-30
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

YES ☒ NO ☐

      Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2019: 21,518,322
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2019	2018
Gross Sales	$1,786.1	$1,645.0
Cash discounts	(8.3)	(7.3)
Net Sales	1,777.8	1,637.7
Cost of merchandise sold	(1,439.1)	(1,326.3)
Gross Margin	338.7	311.4
Selling, general and administrative expenses	(273.5)	(263.3)
Depreciation and amortization	(12.5)	(12.1)
Other income, net	1.3	0.8
Income from Operations	54.0	36.8
Non-operating expenses	(6.6)	(7.5)
Income before Provision for Income Taxes	47.4	29.3
Provision for income taxes	(13.0)	(8.1)
Net Income	34.4	21.2
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$34.3	$21.1
Net Income per share of Common Stock(A)	$1.59	$0.98
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	21.6	21.5
(A)Adjusted for the declaration of a 10% stock dividend in 2018, shares related to which were issued in February 2019.  Prior to the adjustment, the average common shares outstanding were 19.5 million for the three months ended March 31, 2018.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2019	2018
Net Income	$34.4	$21.2
Other Comprehensive Income
Foreign currency translation	2.1	(2.6)
Pension and postretirement benefits liability adjustment (net of tax of $(1.3), and $(1.7), respectively)	3.7	4.8
Total Other Comprehensive Income	5.8	2.2
Comprehensive Income	$40.2	$23.4
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.2	—
Comprehensive Income attributable to Graybar Electric Company, Inc.	$40.0	$23.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in millions, except share and per share data)			March 31, 2019	December 31, 2018
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$85.0	$58.9
Trade receivables (less allowances of $6.0 and $5.9, respectively)			1,124.2	1,187.0
Merchandise inventory			696.3	658.7
Other current assets			53.5	54.1
Total Current Assets			1,959.0	1,958.7
Property, at cost
Land			79.5	79.4
Buildings			489.6	489.2
Furniture and fixtures			234.8	233.0
Software			167.5	166.4
Finance leases			22.5	21.3
Total Property, at cost			993.9	989.3
Less – accumulated depreciation and amortization			(574.4)	(565.4)
Net Property			419.5	423.9
Operating Lease Right-of-use Assets			94.6	—
Other Non-current Assets			107.2	108.6
Total Assets			$2,580.3	$2,491.2
LIABILITIES
Current Liabilities
Short-term borrowings			$220.0	$235.0
Current portion of long-term debt			3.8	3.4
Trade accounts payable			925.3	895.2
Accrued payroll and benefit costs			109.5	158.2
Other accrued taxes			23.9	23.9
Current operating lease liabilities			26.0	—
Other current liabilities			89.0	101.0
Total Current Liabilities			1,397.5	1,416.7
Postretirement Benefits Liability			66.9	66.7
Pension Liability			122.5	118.6
Long-term Debt			8.7	10.0
Non-current Operating Lease Liabilities			73.1	—
Other Non-current Liabilities			3.3	8.7
Total Liabilities			1,672.0	1,620.7
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	March 31, 2019	December 31, 2018
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,121,975	17,754,923
Issued to shareholders	3,815,159	3,744,318
In treasury, at cost	(334,322)	(58,172)
Outstanding Common Stock	21,602,812	21,441,069	432.1	428.8
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			705.9	678.1
Accumulated Other Comprehensive Loss			(234.6)	(240.3)
Total Graybar Electric Company, Inc. Shareholders’ Equity			904.5	866.6
Noncontrolling Interests			3.8	3.9
Total Shareholders’ Equity			908.3	870.5
Total Liabilities and Shareholders’ Equity			$2,580.3	$2,491.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2019	2018
Cash Flows from Operating Activities
Net Income	$34.4	$21.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12.5	12.1
Non-cash operating lease expense	7.1	—
Deferred income taxes	(1.8)	(0.5)
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Changes in assets and liabilities:
Trade receivables	62.8	10.8
Merchandise inventory	(37.6)	(35.2)
Other current assets	0.6	11.5
Other non-current assets	0.3	(6.0)
Trade accounts payable	30.1	49.4
Accrued payroll and benefit costs	(48.7)	(37.2)
Other current liabilities	(9.6)	(18.4)
Other non-current liabilities	0.5	13.5
Total adjustments to net income	16.1	(0.1)
Net cash provided by operating activities	50.5	21.1
Cash Flows from Investing Activities
Proceeds from disposal of property	0.1	0.6
Capital expenditures for property	(5.0)	(8.4)
Net cash used by investing activities	(4.9)	(7.8)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(15.0)	10.4
Principal payments under finance leases	(2.1)	(2.4)
Sale of common stock	9.9	9.5
Purchases of common stock	(5.5)	(4.7)
Purchases of noncontrolling interests’ common stock	(0.3)	(0.2)
Dividends paid	(6.5)	(5.9)
Net cash (used) provided by financing activities	(19.5)	6.7
Net Increase in Cash	26.1	20.0
Cash, Beginning of Year	58.9	42.8
Cash, End of Period	$85.0	$62.8

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$1.2	$—
Acquisitions of assets under operating leases	$9.8	$—
Acquisition of software and maintenance under financing arrangement	$—	$5.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387.7	$—	$619.9	$(250.1)	$4.1	$761.6
Net income			21.1		0.1	21.2
Other comprehensive income (loss)				2.3	(0.1)	2.2
Adoption of ASC 606, net of tax			0.8			0.8
Stock issued	8.4					8.4
Stock purchased	(4.7)				(0.2)	(4.9)
Advance payments		1.1				1.1
Dividends declared			(5.9)			(5.9)
March 31, 2018	$391.4	$1.1	$635.9	$(247.8)	$3.9	$784.5

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			34.3		0.1	34.4
Other comprehensive income				5.7	0.1	5.8
Stock issued	8.8					8.8
Stock purchased	(5.5)				(0.3)	(5.8)
Advance payments		1.1				1.1
Dividends declared			(6.5)			(6.5)
March 31, 2019	$432.1	$1.1	$705.9	$(234.6)	$3.8	$908.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in millions, except share and per share data)
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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2018, included in our latest Annual Report on Form 10-K.

In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the condensed consolidated financial statements presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Service revenue represented less than 1% of gross sales for the three months ended March 31, 2019.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the condensed consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes".

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our condensed consolidated balance sheet for the quarter ended March 31, 2019. Amounts related to finance leases are included in property and equipment, current portion of long-term debt, and long-term debt on our condensed consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain leases, such as real estate and information technology (IT) equipment, we account for the lease and non-lease components as a single lease component. All other leases that contain lease and non-lease components are accounted for separately. We have elected as an accounting policy not to apply the recognition requirements for short-term leases. Therefore, leases with a term of twelve months or less are not recorded on the condensed consolidated balance sheets. Lease expenses associated with short-term leases are immaterial and are recorded in the condensed consolidated statements of income in selling, general and administrative expenses. Additionally, for certain vehicle leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

New Accounting Standards

No new accounting standards that were issued or became effective during 2019 have had or are expected to have a material impact on our condensed consolidated financial statements, except those noted below:

In February 2016, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of this new guidance requires a lessee to recognize an ROU asset and lease liability on the balance sheet for both operating and finance leases while disclosing key information about the leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new guidance on January 1, 2019, using a modified retrospective approach. Therefore, comparative periods are presented in accordance with the previous lease guidance and do not include retrospective adjustments to reflect the adoption of the new lease guidance.

We elected the package of transitional practical expedients which allows an entity not to reassess whether expired or existing contracts contain leases, lease classification of expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. As the guidance allows, this package can be elected separate of any other practical expedient. As a practical expedient, we have elected as an accounting policy not to separate non-lease components from lease components for real estate properties and information technology.

In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The standard had a material impact on our condensed consolidated balance sheets, but did not have a material impact on our condensed consolidated statements of income. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains unchanged.

Adoption of the ASU 2016-02 resulted in the recognition of additional ROU assets and lease liabilities for operating leases of $98.1 million at January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") that makes minor changes to the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public entities. Early adoption is permitted. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Construction	59.8%	58.7%
Industrial & Utility	20.7	22.1
CIG	19.5	19.2
Total net sales	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. In addition, for the three months ended March 31, 2019 and 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our unrecognized tax benefits of $2.7 million and $2.6 million at March 31, 2019 and December 31, 2018, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.5 million and $0.4 million in interest and penalties at March 31, 2019 and December 31, 2018, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

5. DEBT

Revolving Credit Facility

At March 31, 2019 and December 31, 2018, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of March 31, 2019 and December 31, 2018.

There were $220.0 million and $235.0 million in short-term borrowings outstanding under the Credit Agreement at March 31, 2019 and December 31, 2018, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2019 and 2018 ranged from a minimum of $120.0 million and $140.0 million to a maximum of $250.0 million and $234.0 million, respectively.

At March 31, 2019, we had unused lines of credit under the Credit Agreement amounting to $529.5 million available, compared to $515.0 million at December 31, 2018.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.8 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100.0 million private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement"), which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. We also have an uncommitted $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending in August 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2019 and December 31, 2018.

Each shelf agreement contains representations and warranties of the Company and the applicable lender, customary events of default and affirmative and negative covenants, customary for agreements of this type.  These covenants are substantially similar to those contained in the Credit Agreement, subject to a number of important exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2019 and December 31, 2018.

Letters of Credit

We had total letters of credit of $5.6 million outstanding at March 31, 2019, of which $0.5 million were issued under the Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

6. LEASES

We have operating and finance leases for corporate offices, warehouse buildings, sales offices, branch locations, vehicles, and certain equipment. Our leases have remaining lease terms of one to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. In addition to fixed lease payments, we incur variable lease charges that are recognized as incurred. These charges are primarily for maintenance and real estate taxes on leased facilities. As of March 31, 2019 and December 31, 2018, assets recorded under finance leases net of accumulated depreciation were $9.4 million and $8.7 million, respectively.

The components of the lease expense for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$8.1
Finance lease cost:
Amortization of right-of-use assets	0.5
Interest on lease liabilities	0.2
Total finance lease cost	0.7
Variable lease cost	2.3
Total lease cost	$11.1

Supplemental balance sheet information at March 31, 2019 related to leases was as follows:

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$94.6

Current operating lease liabilities	$26.0
Non-current operating lease liabilities	73.1
Total operating lease liabilities	$99.1

Finance leases:
Property, at cost	$22.5
Less – accumulated depreciation and amortization	13.1
Net property	$9.4

Current obligations of finance leases	$2.1
Finance leases, net of current obligations	8.7
Total finance lease liabilities	$10.8

Weighted average remaining lease term:
Operating leases	5.1 years
Finance leases	5.6 years
Weighted average discount rate:
Operating leases	3.6%
Finance leases	7.1%

Supplemental cash flow and other information for the three months ended March 31, 2019 related to leases was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.0
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	2.1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9.8
Finance leases	1.2

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	March 31, 2019
	Operating Leases	Finance Leases
Future minimum lease payments
2019 (excluding the three months ended March 31, 2019)	$21.8	$2.1
2020	24.9	2.6
2021	18.8	2.5
2022	14.3	1.9
2023	10.0	1.3
Thereafter	18.9	3.0
Total future minimum lease payments	$108.7	$13.4
Less: imputed interest	(9.6)	(2.6)
Total lease obligation	$99.1	$10.8
Less: current obligations	(26.0)	(2.1)
Long-term lease obligation	$73.1	$8.7

Disclosures related to periods prior to adoption of Leases (Topic 842)

Rental expense was $29.4 million, $27.3 million, and $25.1 million for the twelve months ended December 31, 2018, 2017, and 2016, respectively.  Future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2019 and December 31, 2018.

The net periodic benefit cost for the three months ended March 31, 2019 and 2018 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Selling, general, and administrative expenses:
Service cost	$6.5	$7.1	$0.5	$0.6
Total selling, general, and administrative expenses	$6.5	$7.1	$0.5	$0.6
Non-operating expenses:
Interest cost	7.6	7.0	0.8	0.7
Expected return on plan assets	(8.6)	(8.1)	—	—
Amortization of:
Net actuarial loss	4.9	6.7	0.1	0.2
Prior service cost (gain)	—	0.1	—	(0.5)
Total non-operating expenses	$3.9	$5.7	$0.9	$0.4
Net periodic benefit cost	$10.4	$12.8	$1.4	$1.0
We made qualified and nonqualified pension contributions totaling $1.7 million and $11.6 million during the three-month periods ended March 31, 2019 and 2018, respectively. Additional contributions expected to be paid during the remainder of 2019 are not expected to be material, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2019, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.5 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2019 and December 31, 2018.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$5.0	$—	$5.0	$6.9	$(0.4)	$6.5
Tax (benefit) expense	(1.3)	—	(1.3)	(1.8)	0.1	(1.7)
Total reclassifications for the period, net of tax	$3.7	$—	$3.7	$5.1	$(0.3)	$4.8

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1	$(12.4)	$(227.9)	$(240.3)	$(4.6)	$(245.5)	$(250.1)
Other comprehensive income (loss) before reclassifications	2.0	—	2.0	(2.5)	—	(2.5)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.3) and $(1.7))	—	3.7	3.7	—	4.8	4.8
Net current-period other comprehensive income (loss)	2.0	3.7	5.7	(2.5)	4.8	2.3
Ending balance March 31	$(10.4)	$(224.2)	$(234.6)	$(7.1)	$(240.7)	$(247.8)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; volatility in the prices of industrial commodities; a sustained interruption in the operation of our information systems; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2018.

All dollar amounts, except per share data, are stated in millions in the following discussion and accompanying tables.

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

Business Overview

The strong sales performance we experienced in 2018 continued into the first quarter of 2019, producing the highest first quarter net sales and net income in Company history.

Net sales for the three months ended March 31, 2019 were $1,777.8 million, compared to $1,637.7 million for the three months ended March 31, 2018. This represents an increase of $140.1 million, or 8.6%. Gross margin increased $27.3 million, or 8.8%, to $338.7 million for the three months ended March 31, 2019, from $311.4 million for the same period last year. Gross margin rate increased to 19.1% for the period ended March 31, 2019 from 19.0% for the same period in 2018. Net income attributable to Graybar was $34.3 million for the three months ended March 31, 2019, and was $13.2 million, or 62.6%, higher than the same period last year. This increase was driven by growth in sales and profitability, combined with effective management of our selling, general and administrative expenses.

We believe our strategic emphasis on growth and innovation is producing positive results today and accelerating our progress for the future. As we continue to pursue digital transformation, we remain focused on delivering an exceptional customer experience, enhancing efficiency and productivity in the supply chain, and positioning our Company for continued success.
Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Dollars	Percent	Dollars	Percent
Net Sales	$1,777.8	100.0%	$1,637.7	100.0%
Cost of merchandise sold	(1,439.1)	(80.9)	(1,326.3)	(81.0)
Gross Margin	338.7	19.1	311.4	19.0
Selling, general and administrative expenses	(273.5)	(15.5)	(263.3)	(16.1)
Depreciation and amortization	(12.5)	(0.7)	(12.1)	(0.7)
Other income, net	1.3	0.1	0.8	—
Income from Operations	54.0	3.0	36.8	2.2
Non-operating expenses	(6.6)	(0.4)	(7.5)	(0.4)
Income before Provision for Income Taxes	47.4	2.6	29.3	1.8
Provision for income taxes	(13.0)	(0.7)	(8.1)	(0.5)
Net Income	34.4	1.9	21.2	1.3
Less: Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$34.3	1.9%	$21.1	1.3%

Net sales increased to $1,777.8 million for the quarter ended March 31, 2019, compared to $1,637.7 million for the quarter ended March 31, 2018, an increase of $140.1 million, or 8.6%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased for the three months ended March 31, 2019, compared to the same three-month period of 2018 by 10.9%, 10.7%, and 0.7%, respectively.

Gross margin increased $27.3 million, or 8.8%, to $338.7 million for the three months ended March 31, 2019, from $311.4 million for the same period in 2018. The increase in gross margin was primarily due to increased net sales in the first quarter of 2019. Our gross margin as a percent of net sales was 19.1% for the three-month period ended March 31, 2019, compared to 19.0% for the three months ended March 31, 2018.

Selling, general and administrative ("SG&A") expenses increased $10.2 million, or 3.9%, to $273.5 million in the first quarter of 2019 from $263.3 million in the first quarter of 2018, due primarily to higher compensation and benefit-related costs.  SG&A expenses as a percentage of net sales totaled 15.5% for the three months ended March 31, 2019, down from 16.1% for the three months ended March 31, 2018.

Depreciation and amortization for the three months ended March 31, 2019 increased $0.4 million, or 3.3%, to $12.5 million from $12.1 million in the first quarter of 2018. The increase was due to an increase in property, at cost. Total property, at cost, at March 31, 2019 was $993.9 million, an increase of $24.1 million, or 2.5%, when compared to total property, at cost, at March 31, 2018 of $969.8 million. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the three months ended March 31, 2019 and 2018.

Other income, net totaled $1.3 million for the three-month period ended March 31, 2019, compared to $0.8 million for the three months ended March 31, 2018.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.

Non-operating expenses for the three months ended March 31, 2019 declined $0.9 million, or 12.0%, to $6.6 million from $7.5 million for the three months ended March 31, 2018. The decrease was due to decreases in non-service cost components of net periodic benefit costs of $1.3 million, partially offset by an increase in interest expense, net of $0.4 million for the three months ended March 31, 2019, compared to the same three-month period in 2018. The increase in interest expense, net was due to higher interest rates for the three months ended March 31, 2019, compared to the same three-month period in 2018.

Income before provision for income taxes totaled $47.4 million for the three months ended March 31, 2019, an increase of $18.1 million, or 61.8%, from $29.3 million for the three months ended March 31, 2018. The increase was primarily due to our growth in gross margin outpacing our growth in SG&A expenses and depreciation and amortization.

Our total provision for income taxes increased $4.9 million, or 60.5%, to $13.0 million for the three months ended March 31, 2019, compared to $8.1 million for the same period of 2018.  The increase in our provision for income taxes quarter over quarter is primarily due to increased pretax income. Our effective tax rate was 27.4% for the three months ended March 31, 2019, compared to 27.7% for the same period of 2018. The effective tax rate for the three months ended March 31, 2019 and 2018 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2019 increased $13.2 million, or 62.6%, to $34.3 million from $21.1 million for the three months ended March 31, 2018.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, pay dividends, make benefit payments, finance information technology needs, fund acquisitions and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and enables us to invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily by cash from working capital management and short-term bank lines of credit.

Our cash and cash equivalents at March 31, 2019 were $85.0 million, compared to $58.9 million at December 31, 2018, an increase of $26.1 million, or 44.3%. Our short-term borrowings decreased by $15.0 million, or 6.4%, during the three-month period to $220.0 million at March 31, 2019 from $235.0 million at December 31, 2018. Current assets exceeded current liabilities by $561.5 million at March 31, 2019, an increase of $19.5 million, or 3.6%, from $542.0 million at December 31, 2018.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2019 was $50.5 million, compared to cash provided by operating activities of $21.1 million for the three months ended March 31, 2018. Cash provided by operating activities for the three months ended March 31, 2019 was primarily attributable to net income of $34.4 million, an increase in collections of trade receivables of $62.8 million from December 31, 2018 to March 31, 2019, and an increase in trade accounts payable of $30.1 million from December 31, 2018 to March 31, 2019, partially offset by an increase in merchandise inventory levels of $37.6 million during the three months ended March 31, 2019 to support the increase in net sales, as well as a decrease in accrued payroll and benefit costs of $48.7 million from December 31, 2018 to March 31, 2019.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2019 improved modestly compared to the same three-month period ended March 31, 2018. The days in inventory increased moderately for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Investing Activities

Net cash used by investing activities totaled $4.9 million for the three months ended March 31, 2019, compared to net cash used by investing activities of $7.8 million for the same three-month period in 2018, a decrease of $2.9 million, or 37.2%. The decrease was due to lower capital expenditures in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, partially offset by lower proceeds received on the disposal of property during the three months ended March 31, 2019, compared to the same period in 2018.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2019 totaled $19.5 million, compared to net cash provided by financing activities of $6.7 million for the three months ended March 31, 2018, a decrease of $26.2 million, or 391.0%. The decrease was primarily due to a decrease in short-term borrowings in the first quarter of 2019 compared to an increase in short-term borrowings in the first quarter of 2018.

Liquidity

We had a $750.0 million revolving credit facility with $529.5 million in available capacity at March 31, 2019, compared to available capacity of $515.0 million at December 31, 2018. At March 31, 2019 and December 31, 2018, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement, at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of March 31, 2019 and December 31, 2018. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5.6 million outstanding at March 31, 2019, of which $0.5 million were issued under the revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2019, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2019	80,260	$20.00	N/A
February 1 - February 28, 2019	85,473	$20.00	N/A
March 1 - March 31, 2019	110,417	$20.00	N/A
Total	276,150	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

April 30, 2019	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2019	/s/ RANDALL R. HARWOOD
Date	Randall R. Harwood
Senior Vice President and Chief Financial Officer (Principal Financial Officer)