Form 10-Q
period 2019-06-30
GRAYBAR ELECTRIC CO INC
filed 2019-08-07
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Title of each class Trading Symbol(s) Name of each exchange on which registered
None N/A N/A

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2019: 21,426,148
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2019	2018	2019	2018
Gross Sales	$1,957.1	$1,840.4	$3,743.2	$3,485.4
Cash discounts	(9.1)	(8.1)	(17.4)	(15.4)
Net Sales	1,948.0	1,832.3	3,725.8	3,470.0
Cost of merchandise sold	(1,580.3)	(1,481.1)	(3,019.4)	(2,807.4)
Gross Margin	367.7	351.2	706.4	662.6
Selling, general and administrative expenses	(284.5)	(270.8)	(558.0)	(534.1)
Depreciation and amortization	(12.6)	(12.3)	(25.1)	(24.4)
Other income, net	0.5	0.6	1.8	1.4
Income from Operations	71.1	68.7	125.1	105.5
Non-operating expenses	(6.3)	(7.5)	(12.9)	(15.0)
Income before Provision for Income Taxes	64.8	61.2	112.2	90.5
Provision for income taxes	(17.8)	(16.6)	(30.8)	(24.7)
Net Income	47.0	44.6	81.4	65.8
Less: Net income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$47.0	$44.5	$81.3	$65.6
Net Income per share of Common Stock(A)	$2.18	$2.07	$3.77	$3.05
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	21.5	21.5	21.6	21.5
(A)Adjusted for the declaration of a 10% stock dividend in 2018, shares related to which were issued in February 2019.  Prior to the adjustment, the average common shares outstanding were 19.5 million for the three and six months ended June 30, 2018.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2019	2018	2019	2018
Net Income	$47.0	$44.6	$81.4	$65.8
Other Comprehensive Income
Foreign currency translation	2.1	(1.7)	4.2	(4.3)
Pension and postretirement benefits liability adjustment (net of tax of $(1.2), $(1.6), $(2.5), and $(3.3), respectively)	3.5	4.7	7.2	9.5
Total Other Comprehensive Income	5.6	3.0	11.4	5.2
Comprehensive Income	$52.6	$47.6	$92.8	$71.0
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.1	—	0.3	—
Comprehensive Income attributable to Graybar Electric Company, Inc.	$52.5	$47.6	$92.5	$71.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in millions, except share and per share data)			June 30, 2019	December 31, 2018
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$55.2	$58.9
Trade receivables (less allowances of $7.3 and $5.9, respectively)			1,183.1	1,187.0
Merchandise inventory			689.5	658.7
Other current assets			52.8	54.1
Total Current Assets			1,980.6	1,958.7
Property, at cost
Land			79.6	79.4
Buildings			491.5	489.2
Furniture and fixtures			238.0	233.0
Software			168.3	166.4
Finance leases			21.6	21.3
Total Property, at cost			999.0	989.3
Less – accumulated depreciation and amortization			(583.4)	(565.4)
Net Property			415.6	423.9
Operating Lease Right-of-use Assets			106.8	—
Other Non-current Assets			106.6	108.6
Total Assets			$2,609.6	$2,491.2
LIABILITIES
Current Liabilities
Short-term borrowings			$186.5	$235.0
Current portion of long-term debt			3.9	3.4
Trade accounts payable			953.1	895.2
Accrued payroll and benefit costs			80.4	158.2
Other accrued taxes			21.7	23.9
Current operating lease liabilities			26.9	—
Other current liabilities			93.7	101.0
Total Current Liabilities			1,366.2	1,416.7
Postretirement Benefits Liability			67.0	66.7
Pension Liability			127.7	118.6
Long-term Debt			8.5	10.0
Non-current Operating Lease Liabilities			84.5	—
Other Non-current Liabilities			3.5	8.7
Total Liabilities			1,657.4	1,620.7
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	June 30, 2019	December 31, 2018
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,271,662	17,754,923
Issued to shareholders	3,852,157	3,744,318
In treasury, at cost	(599,715)	(58,172)
Outstanding Common Stock	21,524,104	21,441,069	430.5	428.8
Advance Payments on Subscriptions to Common Stock			0.5	—
Retained Earnings			746.4	678.1
Accumulated Other Comprehensive Loss			(229.1)	(240.3)
Total Graybar Electric Company, Inc. Shareholders’ Equity			948.3	866.6
Noncontrolling Interests			3.9	3.9
Total Shareholders’ Equity			952.2	870.5
Total Liabilities and Shareholders’ Equity			$2,609.6	$2,491.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2019	2018
Cash Flows from Operating Activities
Net Income	$81.4	$65.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25.1	24.4
Non-cash operating lease expense	14.5	—
Deferred income taxes	(3.6)	(1.8)
Net gains on disposal of property	—	(0.1)
Net income attributable to noncontrolling interests	(0.1)	(0.2)
Changes in assets and liabilities:
Trade receivables	4.2	(87.9)
Merchandise inventory	(30.8)	(43.4)
Other current assets	1.3	8.0
Other non-current assets	(0.3)	(9.0)
Trade accounts payable	57.9	58.3
Accrued payroll and benefit costs	(77.8)	(43.5)
Other current liabilities	(5.3)	(12.1)
Other non-current liabilities	3.2	16.0
Total adjustments to net income	(11.7)	(91.3)
Net cash provided (used) by operating activities	69.7	(25.5)
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	0.3
Capital expenditures for property	(11.4)	(19.3)
Net cash used by investing activities	(11.2)	(19.0)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(48.5)	60.4
Principal payments under finance leases	(2.6)	(3.0)
Sale of common stock	13.0	12.5
Purchases of common stock	(10.8)	(9.2)
Purchases of noncontrolling interests’ common stock	(0.3)	(0.2)
Dividends paid	(13.0)	(11.7)
Net cash (used) provided by financing activities	(62.2)	48.8
Net (Decrease) Increase in Cash	(3.7)	4.3
Cash, Beginning of Year	58.9	42.8
Cash, End of Period	$55.2	$47.1

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$1.5	$1.1
Acquisitions of assets under operating leases	$29.2	$—
Acquisition of software and maintenance under financing arrangement	$—	$5.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387.7	$—	$619.9	$(250.1)	$4.1	$761.6
Net income			65.6		0.2	65.8
Other comprehensive income (loss)				5.4	(0.2)	5.2
Adoption of ASC 606, net of tax			0.8			0.8
Stock issued	12.0					12.0
Stock purchased	(9.2)				(0.2)	(9.4)
Advance payments		0.5				0.5
Dividends declared			(11.7)			(11.7)
June 30, 2018	$390.5	$0.5	$674.6	$(244.7)	$3.9	$824.8

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			81.3		0.1	81.4
Other comprehensive income				11.2	0.2	11.4
Stock issued	12.5					12.5
Stock purchased	(10.8)				(0.3)	(11.1)
Advance payments		0.5				0.5
Dividends declared			(13.0)			(13.0)
June 30, 2019	$430.5	$0.5	$746.4	$(229.1)	$3.9	$952.2

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Service revenue represented less than 1% of gross sales for the three months ended June 30, 2019.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

Income Taxes

Our income tax provision is recorded in accordance with a full-year forecasted rate methodology, including discrete items in the periods in which they occur. We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the condensed consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes".

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our condensed consolidated balance sheets. Amounts related to finance leases are included in property and equipment, current portion of long-term debt, and long-term debt on our condensed consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). The core principle of this new guidance requires a lessee to recognize an ROU asset and lease liability on the balance sheet for both operating and finance leases while disclosing key information about the leasing arrangements. The amendments in ASU 2016-02 were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new guidance on January 1, 2019, using a modified retrospective approach. Therefore, comparative periods are presented in accordance with the previous lease guidance and do not include retrospective adjustments to reflect the adoption of the new lease guidance.

We elected the package of transitional practical expedients which allows an entity not to reassess whether expired or existing contracts contain leases, lease classification of expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. As the guidance allows, this package can be elected separate of any other practical expedient. As a practical expedient, we have elected as an accounting policy not to separate non-lease components from lease components for real estate properties and information technology agreements.

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

Adoption of ASU 2016-02 resulted in the recognition of additional ROU assets and lease liabilities for operating leases of $98.1 million at January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We have determined that our trade receivables are financial instruments subject to this Update. We are currently evaluating the accounting policies over our allowance for doubtful accounts and are developing new methods to encompass three components into our allowance to comply with requirements of the ASU: 1) a reserve derived from historical loss rates based upon the aging of our trade receivables, 2) a reserve based upon specifically-identified trade receivables in our portfolio that are considered higher risk based on current conditions, and 3) an additional reserve, as necessary, to consider the impact of future economic outlook, though less critical due to the short-term nature of our trade receivables. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements and plan to adopt this Update by January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") that makes minor changes to the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact. We plan to adopt the Update in our fiscal year beginning on January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact. We plan to adopt the Update by our fiscal year beginning on January 1, 2021.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public entities. Early adoption is permitted. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements and we plan to adopt the Update in our fiscal year beginning on January 1, 2020.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Construction	60.2%	59.2%	60.0%	58.9%
Industrial & Utility	19.3	19.0	19.3	19.1
CIG	20.5	21.8	20.7	22.0
Total net sales	100.0%	100.0%	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018. In addition, for the three and six months ended June 30, 2019 and 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes is $17.8 million and $30.8 million for the three- and six- months periods ended June 30, 2019, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the six months ended June 30, 2019 is 27.5%. We do not expect material fluctuations in this rate throughout the remainder of the year.

Our unrecognized tax benefits of $2.9 million and $2.6 million at June 30, 2019 and December 31, 2018, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.6 million and $0.4 million in interest and penalties at June 30, 2019 and December 31, 2018, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

5. DEBT

Revolving Credit Facility

At June 30, 2019 and December 31, 2018, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of June 30, 2019 and December 31, 2018.

There were $186.5 million and $235.0 million in short-term borrowings outstanding under the Credit Agreement at June 30, 2019 and December 31, 2018, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2019 and 2018 ranged from a minimum of $120.0 million and $140.0 million to a maximum of $257.0 million and $242.0 million, respectively.

At June 30, 2019, we had unused lines of credit under the Credit Agreement amounting to $563.0 million available, compared to $515.0 million at December 31, 2018.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.9 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense, net was $3.7 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2019 and December 31, 2018.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2019 and December 31, 2018.

Letters of Credit

We had total letters of credit of $5.6 million outstanding at June 30, 2019, of which $0.5 million were issued under the Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

6. LEASES

We have operating and finance leases for corporate offices, warehouse buildings, sales offices, branch locations, vehicles, and certain equipment. Our leases have remaining lease terms of up to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. In addition to fixed lease payments, we incur variable lease charges that are recognized as incurred. These charges are primarily for maintenance and real estate taxes on leased facilities. As of June 30, 2019 and December 31, 2018, assets recorded under finance leases net of accumulated depreciation were $9.1 million and $8.7 million, respectively.

The components of the lease expense for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$8.1	$16.2
Finance lease cost:
Amortization of right-of-use assets	0.6	1.1
Interest on lease liabilities	0.2	0.4
Total finance lease cost	0.8	1.5
Variable lease cost	2.6	4.9
Total lease cost	$11.5	$22.6

Supplemental balance sheet information at June 30, 2019 related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$106.8

Current operating lease liabilities	$26.9
Non-current operating lease liabilities	84.5
Total operating lease liabilities	$111.4

Finance leases:
Property, at cost	$21.6
Less – accumulated depreciation and amortization	12.5
Net property	$9.1

Current obligations of finance leases	$2.2
Finance leases, net of current obligations	8.5
Total finance lease liabilities	$10.7

Weighted average remaining lease term:
Operating leases	5.0 years
Finance leases	5.4 years
Weighted average discount rate:
Operating leases	3.5%
Finance leases	7.0%

Supplemental cash flow and other information for the three and six months ended June 30, 2019 related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.1	$16.1
Operating cash flows from finance leases	0.2	0.4
Financing cash flows from finance leases	0.5	2.6

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$19.4	$29.2
Finance leases	0.3	1.5

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	June 30, 2019
	Operating Leases	Finance Leases
Future minimum lease payments
2019 (excluding the six months ended June 30, 2019)	$14.8	$1.4
2020	29.1	2.7
2021	23.2	2.6
2022	18.6	2.0
2023	13.9	1.4
Thereafter	22.2	3.0
Total future minimum lease payments	$121.8	$13.1
Less: imputed interest	(10.4)	(2.4)
Total lease obligation	$111.4	$10.7
Less: current obligations	(26.9)	(2.2)
Long-term lease obligation	$84.5	$8.5

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2019 and December 31, 2018.

The net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,

Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Selling, general, and administrative expenses:
Service cost	$6.3	$7.2	$0.5	$0.6
Total selling, general, and administrative expenses	$6.3	$7.2	$0.5	$0.6
Non-operating expenses:
Interest cost	7.4	6.7	0.7	0.7
Expected return on plan assets	(8.4)	(7.9)	—	—
Amortization of:
Net actuarial loss	4.6	6.5	0.1	0.2
Prior service cost (gain)	—	0.1	—	(0.5)
Total non-operating expenses	$3.6	$5.4	$0.8	$0.4
Net periodic benefit cost	$9.9	$12.6	$1.3	$1.0

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,

Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Selling, general, and administrative expenses:
Service cost	$12.8	$14.3	$1.0	$1.2
Total selling, general, and administrative expenses	$12.8	$14.3	$1.0	$1.2
Non-operating expenses:
Interest cost	15.0	13.7	1.5	1.4
Expected return on plan assets	(17.0)	(16.0)	—	—
Amortization of:
Net actuarial loss	9.5	13.2	0.2	0.4
Prior service cost (gain)	—	0.2	—	(1.0)
Total non-operating expenses	$7.5	$11.1	$1.7	$0.8
Net periodic benefit cost	$20.3	$25.4	$2.7	$2.0
We made no qualified and nonqualified pension contributions during the three-month period ended June 30, 2019 and $10.0 million during the three-month period ended June 30, 2018. Contributions made during the six-month periods ended June 30, 2019 and 2018 totaled $1.7 million and $21.6 million, respectively. Additional contributions of $10.0 million are expected to be paid during the remainder of 2019, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2019, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.5 million and $5.8 million for the three months ended June 30, 2019 and 2018, respectively. Cash dividends paid were $13.0 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2019 and December 31, 2018.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$4.7	$—	$4.7	$6.7	$(0.4)	$6.3
Tax (benefit) expense	(1.2)	—	(1.2)	(1.7)	0.1	(1.6)
Total reclassifications for the period, net of tax	$3.5	$—	$3.5	$5.0	$(0.3)	$4.7

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$9.7	$—	$9.7	$13.6	$(0.8)	$12.8
Tax (benefit) expense	(2.5)	—	(2.5)	(3.5)	0.2	(3.3)
Total reclassifications for the period, net of tax	$7.2	$—	$7.2	$10.1	$(0.6)	$9.5

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(10.4)	$(224.2)	$(234.6)	$(7.1)	$(240.7)	$(247.8)
Other comprehensive income (loss) before reclassifications	2.0	—	2.0	(1.6)	—	(1.6)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.2) and $(1.6))	—	3.5	3.5	—	4.7	4.7
Net current-period other comprehensive income (loss)	2.0	3.5	5.5	(1.6)	4.7	3.1
Ending balance June 30,	$(8.4)	$(220.7)	$(229.1)	$(8.7)	$(236.0)	$(244.7)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12.4)	$(227.9)	$(240.3)	$(4.6)	$(245.5)	$(250.1)
Other comprehensive income (loss) before reclassifications	4.0	—	4.0	(4.1)	—	(4.1)
Amounts reclassified from accumulated other comprehensive income (net of tax $(2.5) and $(3.3))	—	7.2	7.2	—	9.5	9.5
Net current-period other comprehensive income (loss)	4.0	7.2	11.2	(4.1)	9.5	5.4
Ending balance June 30,	$(8.4)	$(220.7)	$(229.1)	$(8.7)	$(236.0)	$(244.7)

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

Business Overview

The strong sales performance we experienced in the first quarter of 2019 continued through the second quarter of 2019. Our net sales for the three months ended June 30, 2019 set a new quarterly sales record for the Company.

Net sales for the second quarter of 2019 totaled $1,948.0 million, an increase of $115.7 million, or 6.3%, compared to net sales of $1,832.3 million for the second quarter of 2018. Gross margin increased $16.5 million, or 4.7%, to $367.7 million for the three months ended June 30, 2019, from $351.2 million for the same period last year. Net income attributable to Graybar was $47.0 million for the three months ended June 30, 2019, and was $2.5 million, or 5.6%, higher than the same period last year.

Net sales for the six months ended June 30, 2019 were $3,725.8 million, an increase of $255.8 million, or 7.4%, from net sales of $3,470.0 million for the six months ended June 30, 2018. Gross margin for the six months ended June 30, 2019 was $706.4 million, an increase of $43.8 million, or 6.6%, compared to gross margin of $662.6 million for the same six-month period last year. Gross margin rate was 19.0% for the six-month period ended June 30, 2019, compared to 19.1% for the six-month period ended June 30, 2018. Net income attributable to Graybar was $81.3 million for the six months ended June 30, 2019, an increase of $15.7 million, or 23.9%, from net income attributable to Graybar of $65.6 million for the same six-month period last year.

As we look ahead, we will continue to focus on delivering an exceptional customer experience, driving accelerated growth and transforming our business for the future. We will continue to manage our business to achieve profitable organic growth, while we seek out new opportunities that will enhance our long-term performance and strengthen our position as a leader in supply chain innovation.
Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2019 and 2018:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Dollars	Percent	Dollars	Percent
Net Sales	$1,948.0	100.0%	$1,832.3	100.0%
Cost of merchandise sold	(1,580.3)	(81.1)	(1,481.1)	(80.8)
Gross Margin	367.7	18.9	351.2	19.2
Selling, general and administrative expenses	(284.5)	(14.7)	(270.8)	(14.8)
Depreciation and amortization	(12.6)	(0.6)	(12.3)	(0.7)
Other income, net	0.5	—	0.6	—
Income from Operations	71.1	3.6	68.7	3.7
Non-operating expenses	(6.3)	(0.3)	(7.5)	(0.4)
Income before Provision for Income Taxes	64.8	3.3	61.2	3.3
Provision for income taxes	(17.8)	(0.9)	(16.6)	(0.9)
Net Income	47.0	2.4	44.6	2.4
Less: Net income attributable to noncontrolling interests	—	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$47.0	2.4%	$44.5	2.4%

Net sales increased to $1,948.0 million for the quarter ended June 30, 2019, compared to $1,832.3 million for the quarter ended June 30, 2018, an increase of $115.7 million, or 6.3%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased for the three months ended June 30, 2019, compared to the same three-month period of 2018 by 8.0%, 5.7%, and 1.8%, respectively.

Gross margin increased $16.5 million, or 4.7%, to $367.7 million for the three months ended June 30, 2019, from $351.2 million for the same period in 2018. The increase in gross margin was primarily due to increased net sales in the second quarter of 2019. Our gross margin as a percent of net sales was 18.9% for the three-month period ended June 30, 2019, compared to 19.2% for the three months ended June 30, 2018. The decrease in gross margin rate was primarily due to competitive pricing pressures.

Selling, general and administrative ("SG&A") expenses increased $13.7 million, or 5.1%, to $284.5 million in the second quarter of 2019 from $270.8 million in the second quarter of 2018, due primarily to higher compensation and benefit-related costs and higher bad debt expenses.  SG&A expenses as a percentage of net sales totaled 14.7% for the three months ended June 30, 2019, down from 14.8% for the three months ended June 30, 2018.

Depreciation and amortization for the three months ended June 30, 2019 increased $0.3 million, or 2.4%, to $12.6 million from $12.3 million in the second quarter of 2018. The increase was due to an increase in property, at cost. Total property, at cost, at June 30, 2019 was $999.0 million, an increase of $19.4 million, or 2.0%, when compared to total property, at cost, at June 30, 2018 of $979.6 million. Depreciation and amortization as a percentage of net sales decreased to 0.6% for the three months ended June 30, 2019, compared to 0.7% for the three months ended June 30, 2018.

Non-operating expenses for the three months ended June 30, 2019 declined $1.2 million, or 16.0%, to $6.3 million from $7.5 million for the three months ended June 30, 2018. The decrease was due to decreases in non-service cost components of net periodic benefit costs of $1.4 million, partially offset by an increase in interest expense, net of $0.2 million for the three months ended June 30, 2019, compared to the same three-month period in 2018. The increase in interest expense, net was due to higher interest rates for the three months ended June 30, 2019, compared to the same three-month period in 2018.

Income before provision for income taxes totaled $64.8 million for the three months ended June 30, 2019, an increase of $3.6 million, or 5.9%, from $61.2 million for the three months ended June 30, 2018. The increase was primarily due to our growth in gross margin outpacing our growth in SG&A expenses and depreciation and amortization.

Our total provision for income taxes increased $1.2 million, or 7.2%, to $17.8 million for the three months ended June 30, 2019, compared to $16.6 million for the same period of 2018.  The increase in our provision for income taxes quarter over quarter is primarily due to increased pretax income. Our effective tax rate was 27.5% for the three months ended June 30, 2019, compared to 27.1% for the same period of 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2019 increased $2.5 million, or 5.6%, to $47.0 million from $44.5 million for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2019 and 2018:

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Dollars	Percent	Dollars	Percent
Net Sales	$3,725.8	100.0%	$3,470.0	100.0%
Cost of merchandise sold	(3,019.4)	(81.0)	(2,807.4)	(80.9)
Gross Margin	706.4	19.0	662.6	19.1
Selling, general and administrative expenses	(558.0)	(15.0)	(534.1)	(15.4)
Depreciation and amortization	(25.1)	(0.7)	(24.4)	(0.7)
Other income, net	1.8	—	1.4	—
Income from Operations	125.1	3.3	105.5	3.0
Non-operating expenses	(12.9)	(0.3)	(15.0)	(0.4)
Income before Provision for Income Taxes	112.2	3.0	90.5	2.6
Provision for income taxes	(30.8)	(0.8)	(24.7)	(0.7)
Net Income	81.4	2.2	65.8	1.9
Less: Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$81.3	2.2%	$65.6	1.9%

Net sales increased to $3,725.8 million for the six-month period ended June 30, 2019, compared to $3,470.0 million for the six-month period ended June 30, 2018, an increase of $255.8 million, or 7.4%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 9.3%, 6.7%, and 2.4%, respectively, for the six months ended June 30, 2019, compared to the same six-month period of 2018.

Gross margin increased $43.8 million, or 6.6%, to $706.4 million from $662.6 million primarily due to increased net sales for the six months ended June 30, 2019, compared to the same period of 2018.  Our gross margin as a percent of net sales totaled 19.0% for the six months ended June 30, 2019, compared to 19.1% for the six months ended June 30, 2018.

SG&A expenses increased $23.9 million, or 4.5%, to $558.0 million, for the six-month period ended June 30, 2019, compared to $534.1 million for the six-month period ended June 30, 2018, due primarily to higher compensation and benefit-related costs and higher bad debt expenses for the six months ended June 30, 2019.  SG&A expenses as a percentage of net sales were 15.0% for the six months ended June 30, 2019, down from 15.4% for the six months ended June 30, 2018.

Depreciation and amortization for the six months ended June 30, 2019 increased $0.7 million, or 2.9%, to $25.1 million from $24.4 million for the same six-month period in 2018, due to an increase in property, at cost. Total property, at cost, at June 30, 2019 was $999.0 million, an increase of $19.4 million, or 2.0%, when compared to total property, at cost, at June 30, 2018 of $979.6 million. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the six months ended June 30, 2019 and 2018.

Non-operating expenses declined $2.1 million, or 14.0%, to $12.9 million for the six months ended June 30, 2019, compared to $15.0 million for the same period of 2018. The decrease was due to a decrease in non-service cost components of net periodic benefit costs of $2.7 million offset by an increase in interest expense, net of $0.6 million for the six months ended June 30, 2019, compared to the same six-month period in 2018. The increase in interest expense, net was due to higher interest rates and higher levels of average outstanding short-term borrowings for the six months ended June 30, 2019, compared to the same six-month period in 2018.

Income before provision for income taxes totaled $112.2 million for the six months ended June 30, 2019, an increase of $21.7 million, or 24.0%, from $90.5 million for the six months ended June 30, 2018. The increase was primarily due to our growth in gross margin outpacing our increases in SG&A expenses and depreciation and amortization.

Our total provision for income taxes increased $6.1 million, or 24.7%, to $30.8 million for the six months ended June 30, 2019, compared to $24.7 million for the same period in 2018.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 27.5% for the six months ended June 30, 2019, compared to 27.3% for the same period in 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2019 increased $15.7 million, or 23.9%, to $81.3 million from $65.6 million for the six months ended June 30, 2018.

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

Our cash and cash equivalents at June 30, 2019 were $55.2 million, compared to $58.9 million at December 31, 2018, a decrease of $3.7 million, or 6.3%. Our short-term borrowings decreased by $48.5 million, or 20.6%, during the six-month period to $186.5 million at June 30, 2019 from $235.0 million at December 31, 2018. Current assets exceeded current liabilities by $614.4 million at June 30, 2019, an increase of $72.4 million, or 13.4%, from $542.0 million at December 31, 2018.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2019 was $69.7 million, compared to cash used by operating activities of $25.5 million for the six months ended June 30, 2018. Cash provided by operating activities for the six months ended June 30, 2019 was primarily attributable to net income of $81.4 million, an increase in collections of trade receivables of $4.2 million from December 31, 2018 to June 30, 2019, and an increase in trade accounts payable of $57.9 million from December 31, 2018 to June 30, 2019, partially offset by an increase in merchandise inventory levels of $30.8 million during the six months ended June 30, 2019 to support the increase in net sales, as well as a decrease in accrued payroll and benefit costs of $77.8 million from December 31, 2018 to June 30, 2019.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2019 improved moderately compared to the same six-month period ended June 30, 2018. The days in inventory increased modestly for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Investing Activities

Net cash used by investing activities totaled $11.2 million for the six months ended June 30, 2019, compared to net cash used by investing activities of $19.0 million for the same six-month period in 2018, a decrease of $7.8 million, or 41.1%. The decrease was primarily due to lower capital expenditures in the six months ended June 30, 2019, compared to the six months ended June 30, 2018 and lower proceeds received on the disposal of property during the six months ended June 30, 2019, compared to the same period in 2018.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2019 totaled $62.2 million, compared to net cash provided by financing activities of $48.8 million for the six months ended June 30, 2018, a decrease of $111.0 million, or 227.5%. The decrease was primarily due to payments made on the short-term borrowings during the six months ended June 30, 2019 compared to an increase in short-term borrowings in the six months ended June 30, 2018.

Liquidity

We had a $750.0 million revolving credit facility with $563.0 million in available capacity at June 30, 2019, compared to available capacity of $515.0 million at December 31, 2018. At June 30, 2019 and December 31, 2018, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of June 30, 2019 and December 31, 2018. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5.6 million outstanding at June 30, 2019, of which $0.5 million were issued under the revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2019, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2019	127,083	$20.00	N/A
May 1 - May 31, 2019	96,395	$20.00	N/A
June 1 - June 30, 2019	41,915	$20.00	N/A
Total	265,393	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

August 7, 2019	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2019	/s/ SCOTT S. CLIFFORD
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)