Form 10-Q
period 2019-09-30
GRAYBAR ELECTRIC CO INC
filed 2019-10-29
CIK 205402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2019: 21,377,963
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019
(Unaudited)

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2019	2018	2019	2018
Gross Sales	$1,990.8	$1,878.9	$5,734.0	$5,364.3
Cash discounts	(9.4)	(8.7)	(26.8)	(24.1)
Net Sales	1,981.4	1,870.2	5,707.2	5,340.2
Cost of merchandise sold	(1,603.6)	(1,516.8)	(4,623.0)	(4,324.2)
Gross Margin	377.8	353.4	1,084.2	1,016.0
Selling, general and administrative expenses	(293.0)	(276.4)	(851.0)	(810.5)
Depreciation and amortization	(12.6)	(12.6)	(37.7)	(37.0)
Other income, net	0.6	1.0	2.4	2.4
Income from Operations	72.8	65.4	197.9	170.9
Non-operating expenses	(5.9)	(7.8)	(18.8)	(22.8)
Income before Provision for Income Taxes	66.9	57.6	179.1	148.1
Provision for income taxes	(17.9)	(4.0)	(48.7)	(28.7)
Net Income	49.0	53.6	130.4	119.4
Less: Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.3)	(0.3)
Net Income attributable to Graybar Electric Company, Inc.	$48.8	$53.5	$130.1	$119.1
Net Income per share of Common Stock(A)	$2.28	$2.50	$6.05	$5.55
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	21.5	21.4	21.5	21.4
(A)Adjusted for the declaration of a 10% stock dividend in 2018, shares related to which were issued in February 2019.  Prior to the adjustment, the average common shares outstanding were 19.5 million for the three and nine months ended September 30, 2018.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2019	2018	2019	2018
Net Income	$49.0	$53.6	$130.4	$119.4
Other Comprehensive Income
Foreign currency translation	(1.2)	1.8	3.0	(2.5)
Pension and postretirement benefits liability adjustment (net of tax of $(1.2), $(1.7), $(3.7), and $(5.0), respectively)	3.6	4.8	10.8	14.3
Total Other Comprehensive Income	2.4	6.6	13.8	11.8
Comprehensive Income	$51.4	$60.2	$144.2	$131.2
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.2	0.5	0.2
Comprehensive Income attributable to Graybar Electric Company, Inc.	$51.2	$60.0	$143.7	$131.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in millions, except share and per share data)			September 30, 2019	December 31, 2018
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$69.6	$58.9
Trade receivables (less allowances of $6.8 and $5.9, respectively)			1,175.8	1,187.0
Merchandise inventory			633.2	658.7
Other current assets			53.5	54.1
Total Current Assets			1,932.1	1,958.7
Property, at cost
Land			79.6	79.4
Buildings			495.1	489.2
Furniture and fixtures			242.2	233.0
Software			168.9	166.4
Finance leases			21.1	21.3
Total Property, at cost			1,006.9	989.3
Less – accumulated depreciation and amortization			(592.4)	(565.4)
Net Property			414.5	423.9
Operating Lease Right-of-use Assets			114.1	—
Other Non-current Assets			97.1	108.6
Total Assets			$2,557.8	$2,491.2
LIABILITIES
Current Liabilities
Short-term borrowings			$110.0	$235.0
Current portion of long-term debt			3.8	3.4
Trade accounts payable			903.2	895.2
Accrued payroll and benefit costs			102.1	158.2
Other accrued taxes			26.7	23.9
Current operating lease liabilities			27.0	—
Other current liabilities			94.0	101.0
Total Current Liabilities			1,266.8	1,416.7
Postretirement Benefits Liability			67.2	66.7
Pension Liability			123.1	118.6
Long-term Debt			8.2	10.0
Non-current Operating Lease Liabilities			92.0	—
Other Non-current Liabilities			3.4	8.7
Total Liabilities			1,560.7	1,620.7
SHAREHOLDERS’ EQUITY
	Shares at
Capital Stock	September 30, 2019	December 31, 2018
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,394,126	17,754,923
Issued to shareholders	3,883,224	3,744,318
In treasury, at cost	(824,467)	(58,172)
Outstanding Common Stock	21,452,883	21,441,069	429.1	428.8
Advance Payments on Subscriptions to Common Stock			1.0	—
Retained Earnings			788.9	678.1
Accumulated Other Comprehensive Loss			(226.7)	(240.3)
Total Graybar Electric Company, Inc. Shareholders’ Equity			992.3	866.6
Noncontrolling Interests			4.8	3.9
Total Shareholders’ Equity			997.1	870.5
Total Liabilities and Shareholders’ Equity			$2,557.8	$2,491.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2019	2018
Cash Flows from Operating Activities
Net Income	$130.4	$119.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37.7	37.0
Non-cash operating lease expense	22.2	—
Deferred income taxes	3.3	6.6
Net loss on disposal of property	0.1	—
Losses on impairment of property	—	0.3
Net income attributable to noncontrolling interests	(0.3)	(0.3)
Changes in assets and liabilities:
Trade receivables	11.7	(148.4)
Merchandise inventory	25.5	(87.6)
Other current assets	0.6	8.3
Other non-current assets	(0.6)	(13.3)
Trade accounts payable	8.0	115.9
Accrued payroll and benefit costs	(56.1)	(25.8)
Other current liabilities	(0.6)	3.7
Other non-current liabilities	(4.2)	(33.0)
Total adjustments to net income	47.3	(136.6)
Net cash provided (used) by operating activities	177.7	(17.2)
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	0.5
Capital expenditures for property	(21.4)	(27.3)
Net cash used by investing activities	(21.2)	(26.8)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(125.0)	76.4
Principal payments under finance leases	(3.2)	(3.6)
Sale of common stock	16.6	15.9
Purchases of common stock	(15.3)	(12.8)
Sales of noncontrolling interests’ common stock	0.8	—
Purchases of noncontrolling interests’ common stock	(0.4)	(0.3)
Dividends paid	(19.3)	(17.5)
Net cash (used) provided by financing activities	(145.8)	58.1
Net Increase in Cash	10.7	14.1
Cash, Beginning of Year	58.9	42.8
Cash, End of Period	$69.6	$56.9

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$1.9	$2.8
Acquisitions of assets under operating leases	$44.4	$—
Acquisition of software and maintenance under financing arrangement	$—	$5.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2017	$387.7	$—	$619.9	$(250.1)	$4.1	$761.6
Net income			119.1		0.3	119.4
Other comprehensive income				11.8		11.8
Adoption of ASC 606, net of tax			0.8			0.8
Stock issued	14.9					14.9
Stock purchased	(12.8)				(0.3)	(13.1)
Advance payments		1.0				1.0
Dividends declared			(17.5)			(17.5)
September 30, 2018	$389.8	$1.0	$722.3	$(238.3)	$4.1	$878.9

	Graybar Electric Company, Inc. Shareholders’ Equity
	Common Stock	Common Stock Subscribed, Unissued	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders’ Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			130.1		0.3	130.4
Other comprehensive income				13.6	0.2	13.8
Stock issued	15.6				0.8	16.4
Stock purchased	(15.3)				(0.4)	(15.7)
Advance payments		1.0				1.0
Dividends declared			(19.3)			(19.3)
September 30, 2019	$429.1	$1.0	$788.9	$(226.7)	$4.8	$997.1

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Service revenue represented less than 1% of gross sales for the three months ended September 30, 2019.  Revenue is reported net of all taxes assessed by governmental authorities as a result of revenue-producing transactions, primarily sales tax.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We have determined that our trade receivables are financial instruments subject to this Update. We are currently evaluating the accounting policies over our allowance for doubtful accounts and are developing new methods to encompass three components into our allowance to comply with requirements of the ASU: 1) a reserve derived from historical loss rates based upon the aging of our trade receivables, 2) a reserve based upon specifically-identified trade receivables in our portfolio that are considered higher risk based on current conditions, and 3) an additional reserve, as necessary, to consider the impact of future economic conditions, though less critical due to the short-term nature of our trade receivables. We have made substantial progress in our implementation of this ASU using historical loss rates while we continue to assess our reserves based on current and expected future economic conditions. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements and plan to adopt this Update beginning on January 1, 2020.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Construction	60.8%	60.4%	60.3%	59.4%
Industrial & Utility	18.9	20.9	19.1	20.9
CIG	20.3	18.7	20.6	19.7
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years' information to conform to the September 30, 2019 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018. In addition, for the three and nine months ended September 30, 2019 and 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $17.9 million and $48.7 million for the three- and nine- month periods ended September 30, 2019, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the nine months ended September 30, 2019 was 27.2%. We do not expect material fluctuations in this rate throughout the remainder of the year.

Our unrecognized tax benefits of $2.8 million and $2.6 million at September 30, 2019 and December 31, 2018, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes. We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.6 million and $0.4 million in interest and penalties at September 30, 2019 and December 31, 2018, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

Our federal income tax returns for the tax years 2016 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2016 federal return will expire on October 15, 2020, unless extended by consent. Our state income tax returns for 2014 through 2018 remain subject to examination by various state authorities with the latest period closing on December 31, 2023.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2014.

5. DEBT

Revolving Credit Facility

At September 30, 2019 and December 31, 2018, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-

line loan facility of up to $20.0 million. The Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2019 and December 31, 2018.

There were $110.0 million and $235.0 million in short-term borrowings outstanding under the Credit Agreement at September 30, 2019 and December 31, 2018, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2019 and 2018 ranged from a minimum of $80.0 million and $140.0 million to a maximum of $257.0 million and $249.0 million, respectively.

At September 30, 2019, we had unused lines of credit under the Credit Agreement amounting to $639.5 million available, compared to $515.0 million at December 31, 2018.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.4 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense, net was $5.1 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2019 and December 31, 2018.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2019 and December 31, 2018.

Letters of Credit

We had total letters of credit of $5.6 million outstanding at September 30, 2019, of which $0.5 million were issued under the Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

6. LEASES

We have operating and finance leases for corporate offices, warehouse buildings, sales offices, branch locations, vehicles, and certain equipment. Our leases have remaining lease terms of up to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. In addition to fixed lease payments, we incur variable lease charges that are recognized as incurred. These charges are primarily for maintenance and real estate taxes on leased facilities. As of September 30, 2019 and December 31, 2018, assets recorded under finance leases net of accumulated depreciation were $8.8 million and $8.7 million, respectively.

The components of the lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$8.8	$25.0
Finance lease cost:
Amortization of right-of-use assets	0.6	1.7
Interest on lease liabilities	0.1	0.5
Total finance lease cost	0.7	2.2
Variable lease cost	2.3	7.2
Total lease cost	$11.8	$34.4

Supplemental balance sheet information at September 30, 2019 related to leases was as follows:

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$114.1

Current operating lease liabilities	$27.0
Non-current operating lease liabilities	92.0
Total operating lease liabilities	$119.0

Finance leases:
Property, at cost	$21.1
Less – accumulated depreciation and amortization	12.3
Net property	$8.8

Current obligations of finance leases	$2.1
Finance leases, net of current obligations	8.2
Total finance lease liabilities	$10.3

Weighted average remaining lease term:
Operating leases	5.1 years
Finance leases	5.2 years
Weighted average discount rate:
Operating leases	3.4%
Finance leases	7.0%

Supplemental cash flow and other information for the three and nine months ended September 30, 2019 related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.7	$24.8
Operating cash flows from finance leases	0.1	0.5
Financing cash flows from finance leases	0.6	3.2

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$15.2	$44.4
Finance leases	0.4	1.9

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	September 30, 2019
	Operating Leases	Finance Leases
Future minimum lease payments
2019 (excluding the nine months ended September 30, 2019)	$6.4	$0.7
2020	31.6	2.7
2021	26.1	2.7
2022	21.3	2.1
2023	16.3	1.4
Thereafter	28.2	3.0
Total future minimum lease payments	$129.9	$12.6
Less: imputed interest	(10.9)	(2.3)
Total lease obligation	$119.0	$10.3
Less: current obligations	(27.0)	(2.1)
Long-term lease obligation	$92.0	$8.2

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2019 and December 31, 2018.

The net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,

Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Selling, general, and administrative expenses:
Service cost	$6.4	$7.1	$0.5	$0.5
Total selling, general, and administrative expenses	$6.4	$7.1	$0.5	$0.5
Non-operating expenses:
Interest cost	7.5	6.8	0.7	0.6
Expected return on plan assets	(8.5)	(7.9)	—	—
Amortization of:
Net actuarial loss	4.8	6.7	—	0.3
Prior service cost (gain)	—	—	—	(0.5)
Total non-operating expenses	$3.8	$5.6	$0.7	$0.4
Net periodic benefit cost	$10.2	$12.7	$1.2	$0.9

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,

Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Selling, general, and administrative expenses:
Service cost	$19.2	$21.4	$1.5	$1.7
Total selling, general, and administrative expenses	$19.2	$21.4	$1.5	$1.7
Non-operating expenses:
Interest cost	22.5	20.5	2.2	2.0
Expected return on plan assets	(25.5)	(23.9)	—	—
Amortization of:
Net actuarial loss	14.3	19.9	0.2	0.7
Prior service cost (gain)	—	0.2	—	(1.5)
Total non-operating expenses	$11.3	$16.7	$2.4	$1.2
Net periodic benefit cost	$30.5	$38.1	$3.9	$2.9
We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month period ended September 30, 2019 and $60.0 million during the three-month period ended September 30, 2018. Contributions made during the nine-month periods ended September 30, 2019 and 2018 totaled $11.7 million and $81.6 million, respectively. No additional contributions are expected to be paid during the remainder of 2019, but this may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2019, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.3 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively. Cash dividends paid were $19.3 million and $17.5 million for the nine months ended September 30, 2019 and 2018, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2019 and December 31, 2018.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$4.8	$—	$4.8	$7.0	$(0.5)	$6.5
Tax (benefit) expense	(1.2)	—	(1.2)	(1.8)	0.1	(1.7)
Total reclassifications for the period, net of tax	$3.6	$—	$3.6	$5.2	$(0.4)	$4.8

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$14.5	$—	$14.5	$20.6	$(1.3)	$19.3
Tax (benefit) expense	(3.7)	—	(3.7)	(5.3)	0.3	(5.0)
Total reclassifications for the period, net of tax	$10.8	$—	$10.8	$15.3	$(1.0)	$14.3

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(8.4)	$(220.7)	$(229.1)	$(8.7)	$(236.0)	$(244.7)
Other comprehensive (loss) income before reclassifications	(1.2)	—	(1.2)	1.6	—	1.6
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.2) and $(1.7))	—	3.6	3.6	—	4.8	4.8
Net current-period other comprehensive income (loss)	(1.2)	3.6	2.4	1.6	4.8	6.4
Ending balance September 30,	$(9.6)	$(217.1)	$(226.7)	$(7.1)	$(231.2)	$(238.3)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12.4)	$(227.9)	$(240.3)	$(4.6)	$(245.5)	$(250.1)
Other comprehensive income (loss) before reclassifications	2.8	—	2.8	(2.5)	—	(2.5)
Amounts reclassified from accumulated other comprehensive income (net of tax $(3.7) and $(5.0))	—	10.8	10.8	—	14.3	14.3
Net current-period other comprehensive income (loss)	2.8	10.8	13.6	(2.5)	14.3	11.8
Ending balance September 30,	$(9.6)	$(217.1)	$(226.7)	$(7.1)	$(231.2)	$(238.3)

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

Business Overview

Our net sales for the three months ended September 30, 2019 set a new quarterly sales record for the Company. Net sales for the third quarter of 2019 totaled $1,981.4 million, an increase of $111.2 million, or 5.9%, compared to net sales of $1,870.2 million for the third quarter of 2018. We believe our continued investments in people, technology and service innovation contributed significantly to our strong sales performance for the quarter.
Gross margin increased $24.4 million, or 6.9%, to $377.8 million for the three months ended September 30, 2019, compared to $353.4 million for the third quarter of 2018. Gross margin rate was 19.1% for the three months ended September 30, 2019 compared to 18.9% to the three months ended September 30, 2018. Income before provision for income taxes totaled $179.1 million for the nine months ended September 30, 2019, an increase of $31.0 million, or 20.9%, from $148.1 million for the same period last year. Net income attributable to Graybar for the three months ended September 30, 2019 was $48.8 million which was $4.7 million, or 8.8%, less than net income attributable to Graybar of $53.5 million for the same period last year. The decrease in net income attributable to Graybar was due to unusually low income tax expense in 2018 resulting from one-time items recorded in the third quarter of 2018 related to the Tax Cuts and Jobs Act ("TCJA").
Net sales for the nine months ended September 30, 2019 were $5,707.2 million, an increase of $367.0 million, or 6.9%, from net sales of $5,340.2 million for the same nine month period last year. Gross margin for the nine months ended September 30, 2019 was $1,084.2 million, an increase of $68.2 million, or 6.7%, compared to gross margin of $1,016.0 million for the same nine-month period last year. Gross margin rate was 19.0% for the nine-month period ended September 30, 2019 and 2018. Net income attributable to Graybar for the nine months ended September 30, 2019 was $130.1 million, an increase of $11.0 million, or 9.2%, from net income attributable to Graybar of $119.1 million for the same nine-month period last year.

We are achieving positive results from our sustained emphasis on growth and innovation, which improves our current business performance and provides an important foundation for our long-term success. We remain focused on delivering an exceptional customer experience, enhancing supply chain productivity, and inspiring a culture of innovation throughout the company. As we look to the future, we aim to strengthen our position in the industry by investing in our core business, while pursuing new opportunities for growth and transformation.
Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2019 and 2018:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Dollars	Percent	Dollars	Percent
Net Sales	$1,981.4	100.0%	$1,870.2	100.0%
Cost of merchandise sold	(1,603.6)	(80.9)	(1,516.8)	(81.1)
Gross Margin	377.8	19.1	353.4	18.9
Selling, general and administrative expenses	(293.0)	(14.8)	(276.4)	(14.8)
Depreciation and amortization	(12.6)	(0.6)	(12.6)	(0.7)
Other income, net	0.6	—	1.0	0.1
Income from Operations	72.8	3.7	65.4	3.5
Non-operating expenses	(5.9)	(0.3)	(7.8)	(0.4)
Income before Provision for Income Taxes	66.9	3.4	57.6	3.1
Provision for income taxes	(17.9)	(0.9)	(4.0)	(0.2)
Net Income	49.0	2.5	53.6	2.9
Less: Net income attributable to noncontrolling interests	(0.2)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$48.8	2.5%	$53.5	2.9%

Net sales increased to $1,981.4 million for the quarter ended September 30, 2019, compared to $1,870.2 million for the quarter ended September 30, 2018, an increase of $111.2 million, or 5.9%.  Net sales in our industrial & utility, construction, and CIG vertical markets increased for the three months ended September 30, 2019, compared to the same three-month period of 2018 by 6.9%, 6.7%, and 3.0%, respectively.

Gross margin increased $24.4 million, or 6.9%, to $377.8 million for the three months ended September 30, 2019, from $353.4 million for the same period in 2018. The increase in gross margin was primarily due to increased net sales in the third quarter of 2019. Our gross margin as a percent of net sales was 19.1% for the three-month period ended September 30, 2019, compared to 18.9% for the three months ended September 30, 2018. The increase in gross margin rate was due to our ongoing gross margin rate initiatives.

Selling, general and administrative ("SG&A") expenses increased $16.6 million, or 6.0%, to $293.0 million in the third quarter of 2019 from $276.4 million in the third quarter of 2018, due primarily to higher compensation and benefit-related costs and higher bad debt expenses.  SG&A expenses as a percentage of net sales remained consistent at 14.8% for the three months ended September 30, 2019 and 2018.

Depreciation and amortization for the three months ended September 30, 2019 remained consistent at $12.6 million compared to the same period in 2018. Depreciation and amortization as a percentage of net sales slightly decreased to 0.6% for the three months ended September 30, 2019, compared to 0.7% for the three months ended September 30, 2018.

Non-operating expenses for the three months ended September 30, 2019 declined $1.9 million, or 24.4%, to $5.9 million from $7.8 million for the three months ended September 30, 2018. The decrease was due to decreases in non-service cost components of net periodic benefit costs of $1.5 million, and interest expense, net of $0.4 million for the three months ended September 30, 2019, compared to the same three-month period in 2018. The decrease in interest expense, net was due to lower levels of average outstanding short-term borrowings for the three months ended September 30, 2019, compared to the same three-month period in 2018.

Income before provision for income taxes totaled $66.9 million for the three months ended September 30, 2019, an increase of $9.3 million, or 16.1%, from $57.6 million for the three months ended September 30, 2018. The increase was primarily due to our growth in gross margin outpacing our growth in SG&A expenses.

Our total provision for income taxes increased $13.9 million, or 347.5%, to $17.9 million for the three months ended September 30, 2019, compared to $4.0 million for the same period of 2018.  The increase in our provision for income taxes quarter over quarter is primarily due to increased pretax income and one-time items recorded as a result of the TCJA in 2018. Our effective tax rate was 26.8% for the three months ended September 30, 2019, compared to 7.0% for the same period of 2018. The effective tax rate for the three months ended September 30, 2019 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2019 decreased $4.7 million, or 8.8%, to $48.8 million from $53.5 million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Dollars	Percent	Dollars	Percent
Net Sales	$5,707.2	100.0%	$5,340.2	100.0%
Cost of merchandise sold	(4,623.0)	(81.0)	(4,324.2)	(81.0)
Gross Margin	1,084.2	19.0	1,016.0	19.0
Selling, general and administrative expenses	(851.0)	(14.9)	(810.5)	(15.1)
Depreciation and amortization	(37.7)	(0.7)	(37.0)	(0.7)
Other income, net	2.4	—	2.4	—
Income from Operations	197.9	3.4	170.9	3.2
Non-operating expenses	(18.8)	(0.3)	(22.8)	(0.4)
Income before Provision for Income Taxes	179.1	3.1	148.1	2.8
Provision for income taxes	(48.7)	(0.9)	(28.7)	(0.6)
Net Income	130.4	2.2	119.4	2.2
Less: Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$130.1	2.2%	$119.1	2.2%

Net sales increased to $5,707.2 million for the nine-month period ended September 30, 2019, compared to $5,340.2 million for the nine-month period ended September 30, 2018, an increase of $367.0 million, or 6.9%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 8.4%, 5.4%, and 3.9%, respectively, for the nine months ended September 30, 2019, compared to the same nine-month period of 2018.

Gross margin increased $68.2 million, or 6.7%, to $1,084.2 million from $1,016.0 million primarily due to increased net sales for the nine months ended September 30, 2019, compared to the same period of 2018.  Our gross margin as a percent of net sales totaled 19.0% for the nine months ended September 30, 2019 and 2018.

SG&A expenses increased $40.5 million, or 5.0%, to $851.0 million, for the nine-month period ended September 30, 2019, compared to $810.5 million for the nine-month period ended September 30, 2018, due primarily to higher compensation and benefit-related costs, higher information technology expenses, and higher bad debt expenses for the nine months ended September 30, 2019.  SG&A expenses as a percentage of net sales were 14.9% for the nine months ended September 30, 2019, down from 15.1% for the nine months ended September 30, 2018.

Depreciation and amortization for the nine months ended September 30, 2019 increased $0.7 million, or 1.9%, to $37.7 million from $37.0 million for the same nine-month period in 2018, due to an increase in property, at cost. Total property, at cost, at September 30, 2019 was $1,006.9 million, an increase of $19.1 million, or 1.9%, when compared to total property, at cost, at September 30, 2018 of $987.8 million. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2019 and 2018.

Non-operating expenses declined $4.0 million, or 17.5%, to $18.8 million for the nine months ended September 30, 2019, compared to $22.8 million for the same period of 2018. The decrease was due to a decrease in non-service cost components of net periodic benefit costs of $4.2 million offset by an increase in interest expense, net of $0.2 million for the nine months ended September 30, 2019, compared to the same nine-month period in 2018. The increase in interest expense, net was due to higher interest rates for the nine months ended September 30, 2019, compared to the same nine-month period in 2018.

Income before provision for income taxes totaled $179.1 million for the nine months ended September 30, 2019, an increase of $31.0 million, or 20.9%, from $148.1 million for the nine months ended September 30, 2018. The increase was primarily due to our growth in gross margin outpacing our increases in SG&A expenses and depreciation and amortization.

Our total provision for income taxes increased $20.0 million, or 69.7%, to $48.7 million for the nine months ended September 30, 2019, compared to $28.7 million for the same period in 2018.  The increase in our provision for income taxes year over year resulted from increased pretax income and one-time items recorded as a result of the TCJA in 2018. Our year-to-date effective tax rate was 27.2% for the nine months ended September 30, 2019, compared to 19.4% for the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2019 increased $11.0 million, or 9.2%, to $130.1 million from $119.1 million for the nine months ended September 30, 2018.

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

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily with cash from working capital management and short-term bank lines of credit.

Our cash and cash equivalents at September 30, 2019 were $69.6 million, compared to $58.9 million at December 31, 2018, an increase of $10.7 million, or 18.2%. As a result of the improvement to our cash collection efforts related to trade receivables and improvements to merchandise inventory management, we were able to pay down our short-term borrowings by $125.0 million, or 53.2%, during the nine-month period to $110.0 million at September 30, 2019 from $235.0 million at December 31, 2018. Current assets exceeded current liabilities by $665.3 million at September 30, 2019, an increase of $123.3 million, or 22.7%, from $542.0 million at December 31, 2018 due to the decrease in short-term borrowings.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2019 was $177.7 million, compared to cash used by operating activities of $17.2 million for the nine months ended September 30, 2018, an increase of $194.9 million. Cash provided by operating activities for the nine months ended September 30, 2019 was primarily attributable to net income of $130.4 million, a decrease in merchandise inventory levels of $25.5 million during the nine months ended September 30, 2019, an increase in collections of trade receivables of $11.7 million from December 31, 2018 to September 30, 2019, and an increase in trade accounts payable of $8.0 million from December 31, 2018 to September 30, 2019, partially offset by a decrease in accrued payroll and benefit costs of $56.1 million from December 31, 2018 to September 30, 2019.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2019 improved significantly compared to the same nine-month period ended September 30, 2018. The days in inventory improved significantly for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Investing Activities

Net cash used by investing activities totaled $21.2 million for the nine months ended September 30, 2019, compared to net cash used by investing activities of $26.8 million for the same nine-month period in 2018, a decrease of $5.6 million. The decrease was primarily due to lower capital expenditures in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, offset by lower proceeds received on the disposal of property during the nine months ended September 30, 2019, compared to the same period in 2018.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2019 totaled $145.8 million, compared to net cash provided by financing activities of $58.1 million for the nine months ended September 30, 2018, a decrease of $203.9 million. The decrease was primarily due to payments made on the short-term borrowings during the nine months ended September 30, 2019 compared to an increase in short-term borrowings in the nine months ended September 30, 2018.

Liquidity

We had a $750.0 million revolving credit facility with $639.5 million in available capacity at September 30, 2019, compared to available capacity of $515.0 million at December 31, 2018. At September 30, 2019 and December 31, 2018, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of September 30, 2019 and December 31, 2018. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $5.6 million outstanding at September 30, 2019, of which $0.5 million was issued under the revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2019, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2019	98,244	$20.00	N/A
August 1 - August 31, 2019	47,152	$20.00	N/A
September 1 - September 30, 2019	79,356	$20.00	N/A
Total	224,752	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

October 29, 2019	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2019	/s/ SCOTT S. CLIFFORD
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)