Form 10-K
period 2019-12-31
GRAYBAR ELECTRIC CO INC
filed 2020-03-12
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-00255

GRAYBAR ELECTRIC COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	13-0794380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 North Meramec Avenue, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 573 - 9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:	Common Stock - Par Value $1.00 Per Share with a
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

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2019, was $425,463,180.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 84.5% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2020 was 22,689,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:  Information Statement relating to the 2020 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2019, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

All dollar amounts in this Annual Report on Form 10-K are stated in millions except for share and per share data.

Item 1.  Business

The Company

Graybar is a leading North American distributor of electrical and communications and data networking products and is a provider of related supply chain management and logistics services. We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets ("vertical" or "verticals"), with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM").

Through a network of 288 locations across the United States and Canada, we serve approximately 146,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

We were incorporated in 1925 under the laws of the State of New York. Our active and retired employees own 100% of our common stock. There is no public trading market for our common stock.

Our internet address is www.graybar.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial & utility verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 30% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2019. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

The other verticals we serve are CIG and industrial & utility. The CIG vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, education and health care sectors. The industrial & utility vertical includes customers and products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure.

The following table provides the approximate percentages of our net sales attributable to each of the verticals we serve:

Year Ended December 31,	2019	2018	2017
Construction	60.1%	59.7%	58.7%
Commercial, Institutional & Government	20.6%	20.8%	21.1%
Industrial & Utility	19.3%	19.5%	20.2%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years’ information to conform to the December 31, 2019 presentation.

Products and Suppliers

We distribute over one million products purchased from approximately 4,500 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% and 55% of customer orders from this on-hand inventory in 2019 and 2018, respectively.

Approximately 50% of the products we sold during 2019 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• LED and Incandescent Lighting	• Fittings
• Building and Industrial Wire and Cable	• Data Cables and Cords
• Distribution Equipment	• Wiring Devices
• Telecommunications Material	• Fasteners
• Communication Wire and Cable	• Enclosures
• Conduit and Tray	• LED, Incandescent and Fluorescent Lamps
• Data Connectivity	• Electronic Equipment
• Automation and Controls	• MRO Supplies
• Fluorescent Lighting

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

The sales and distribution facilities operated by us at December 31, 2019 are shown below:

U.S. Locations
District	Number of Sales and Distribution Facilities*
Atlanta	23
Boston	13
California	23
Chicago	22
Dallas	19
Minneapolis	20
New York	14
Phoenix	11
Pittsburgh	21
Richmond	20
Seattle	12
St. Louis	18
Tampa	21
*Includes Regional Distribution Centers
U.S. Subsidiaries	19
International Locations	32

At December 31, 2019, we employed approximately 4,700 people in sales capacities.  Approximately 3,000 of these sales personnel were inside and outside sales representatives working to generate sales with current and prospective customers.  The remaining 1,700 employees were customer service representatives who provided support services to our customers and our salesforce.

We had orders on hand totaling $1,212.0 million and $1,221.7 million at December 31, 2019 and 2018, respectively.  We expect that approximately 90% of the orders we had on hand at December 31, 2019 will be filled within the twelve-month period ending December 31, 2020.  Generally, orders placed by customers and accepted by us have resulted in sales.  However, customers from time to time request cancellation, and we have historically allowed such cancellations.

Foreign Sales

Sales to customers in foreign countries were made primarily by our subsidiaries in Canada and Puerto Rico and accounted for approximately 5% of consolidated sales in 2019, 2018, and 2017.  Long-lived assets located outside the U.S. represented approximately 1% of our consolidated total assets at the end of 2019, 2018, and 2017.  We do not have significant foreign currency exposure, and we do not believe there are any significant risks attendant to our foreign operations, other than those noted in Item 1A. Risk Factors.

Employees

At December 31, 2019, we employed approximately 9,000 people on a full-time basis.  Approximately 150 of these people were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

Our sales fluctuate with general economic conditions, particularly in the residential, commercial, and industrial building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 146,000 customers, and our largest customer accounts for approximately 1% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

Our daily activities are highly dependent on the uninterrupted operation of our information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and, if necessary, are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  Nonetheless, our information systems remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attacks, or other major disruptions.  A sustained interruption in the functioning of our information systems, however unlikely, could lower operating income by negatively impacting sales, expenses, or both.

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

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by us that we, in turn, sell to our customers.  Approximately 50% of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders, resulting in lost sales and, in rare cases, damages for late or non-delivery.

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our amended revolving credit facility and private placement shelf agreements impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions), as well as securitizations and factoring transactions.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our amended revolving credit facility and private placement shelf agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

More specifically, with respect to asbestos litigation, as of December 31, 2019, 3,398 individual cases and 67 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Compliance with changing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to governmental regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption, environmental regulation, electronic contracts, communications and marketing, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us. These regulatory and customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

The value to our shareholders of our common stock depends on the regular payment of dividends, which are paid at the discretion of our Board of Directors.  The purchase price for our common stock under our purchase option is the same as the issue price.  Accordingly, as long as we exercise our option to purchase, appreciation in the value of an investment in our common stock is dependent primarily on our ability and our Board of Directors' willingness to declare dividends.  Although cash dividends have been paid on the common stock each year since 1929, as with any corporation’s common stock, payment of dividends is subject to the discretion of our Board of Directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding the nineteen regional distribution centers, in a district varies from ten to twenty-two and totals 218 for all districts.  The facilities range in size from 800 to 136,000 square feet, with the average being approximately 30,000 square feet.  We own 116 of these facilities and lease 102 of them for varying terms, with the majority having a remaining lease term of less than five years.

We also have nineteen regional distribution centers ranging in size from 130,000 to 300,000 square feet.  Ten of the nineteen regional distribution centers are owned and the other nine are leased.  The remaining lease terms on the leased regional distribution centers are between two and nine years.

We also have two U.S. subsidiaries with seven owned facilities and twelve leased distribution facilities. The leased facilities have remaining lease terms between one and nine years. The facilities range in size from 5,000 to 42,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2020, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	49

Senior Vice President and Chief Financial Officer, June 2019 to present; Senior Vice President - Supply Chain Management, February 2015 to May 2019; Vice President - Chief Information Officer, April 2010 to January 2015.

M. W. Geekie	58	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	63	Senior Vice President and Chief Strategy Officer, June 2019 to present; Senior Vice President and Chief Financial Officer, January 2013 to May 2019.
W. P. Mansfield	57	Senior Vice President - Marketing, May 2017 to present; Senior Vice President - Sales and Marketing, April 2014 to April 2017.
D. G. Maxwell	61	Senior Vice President - Sales, May 2017 to present; Regional Vice President, January 2015 to April 2017.
K. M. Mazzarella	59	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
B. L. Propst	50	Senior Vice President – Human Resources, June 2009 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2019, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2019, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2019	98,411	$20.00	N/A
November 1 to November 30, 2019	34,617	$20.00	N/A
December 1 to December 31, 2019	62,700	$20.00	N/A
Total	195,728	$20.00	N/A

Capital Stock at December 31, 2019
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,254	18,621,512
Common Stock	1,812	3,853,011
Total	7,066	22,474,523

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2019	2018
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	4.10	1.50
Total	$5.00	$2.40

On December 12, 2019, our Board of Directors declared a 5% stock dividend to shareholders of record on December 16, 2019.  Shares representing this dividend were issued on February 7, 2020.

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

Five Year Summary of Selected Consolidated Financial Data

(Stated in millions, except for per share data)

For the Years Ended December 31,	2019	2018	2017	2016	2015
Gross Sales	$7,559.7	$7,235.7	$6,662.4	$6,413.2	$6,136.3
Cash Discounts	(35.8)	(33.2)	(31.2)	(28.2)	(26.0)
Net Sales	$7,523.9	$7,202.5	$6,631.2	$6,385.0	$6,110.3
Gross Margin	$1,429.0	$1,380.9	$1,261.3	$1,208.4	$1,154.7
Net Income attributable to Graybar Electric Company, Inc.	$144.5	$143.3	$71.6	$93.1	$91.1
Average common shares outstanding(A)	22.6	22.5	22.4	22.1	21.8
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$6.41	$6.37	$3.20	$4.21	$4.17
Cash Dividends per share of Common Stock	$5.00	$2.40	$2.00	$3.00	$3.00
Total Assets	$2,517.7	$2,491.2	$2,261.4	$2,099.2	$2,049.5
Total Liabilities	$1,619.9	$1,620.7	$1,499.8	$1,368.3	$1,361.4
Shareholders’ Equity	$897.8	$870.5	$761.6	$730.9	$688.1
Working Capital(B)(C)	$583.7	$542.0	$486.7	$432.4	$436.7
Long-term Debt	$7.8	$10.0	$7.0	$7.3	$10.3

(A)All periods adjusted for the declaration of a 5% stock dividend declared December 2019, a 10% stock dividend declared in December 2018, a 10% stock dividend declared in December 2017, a 5% stock dividend declared in December 2016, and a 2.5% stock dividend declared in December 2015.  Prior to these adjustments, the average common shares outstanding for the years ended December 31, 2018, 2017, 2016, and 2015 were 21.4 million shares, 19.4 million shares, 17.4 million shares, and 16.4 million shares, respectively.

(B)All periods adjusted for certain balance sheet reclassifications to conform to the December 31, 2019 presentation.

(C)Working capital is defined as total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2018 and 2017, refer to our Annual Report on Form 10-K, Part II., Item 7. filed with the SEC on March 13, 2019.

Business Overview

We set records for net sales, gross margin, and net income of the Company for the year ended December 31, 2019. Our 2019 net sales totaled $7,523.9 million, an increase of $321.4 million, or 4.5%, compared to net sales of $7,202.5 million for the year ended December 31, 2018. In 2019, net sales in our construction, CIG, and industrial & utility verticals increased 5.2%, 3.4%, and 3.4%, respectively. We believe our continued investments in people, technology and service innovation contributed significantly to our strong sales performance for 2019.

Gross margin increased $48.1 million, or 3.5%, to $1,429.0 million for the year ended December 31, 2019, when compared to gross margin of $1,380.9 million for the same twelve-month period last year.  Gross margin rate was 19.0% for the year ended December 31, 2019, compared to 19.2% at December 31, 2018. The decrease in gross margin rate was primarily due to a decrease in our vendor allowances as a result of better inventory management.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2019 was $144.5 million, which was $1.2 million, or 0.8%, higher than net income attributable to Graybar Electric Company, Inc. of $143.3 million for the year ended December 31, 2018.

We achieved positive results in 2019 by investing in the people, services and technology to grow our business and improve our productivity. We believe these investments contributed to our strong performance last year and will also serve as foundational building blocks for success in the years to come. As we work to transform our company for the future, we remain focused on providing an exceptional customer experience, boosting efficiency in the supply chain and inspiring a culture of innovation, agility and growth throughout the company.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$7,523.9	100.0%	$7,202.5	100.0%	$6,631.2	100.0%
Cost of merchandise sold	(6,094.9)	(81.0)	(5,821.6)	(80.8)	(5,369.9)	(81.0)
Gross Margin	1,429.0	19.0	1,380.9	19.2	1,261.3	19.0
Selling, general and administrative expenses	(1,159.9)	(15.4)	(1,125.0)	(15.6)	(1,026.6)	(15.5)
Depreciation and amortization	(50.5)	(0.7)	(49.6)	(0.7)	(48.9)	(0.7)
Other income, net	5.0	0.1	3.4	—	6.5	0.1
Income from Operations	223.6	3.0	209.7	2.9	192.3	2.9
Non-operating expenses	(23.7)	(0.3)	(30.6)	(0.4)	(24.8)	(0.4)
Income before Provision for Income Taxes	199.9	2.7	179.1	2.5	167.5	2.5
Provision for income taxes	(55.0)	(0.7)	(35.4)	(0.5)	(95.6)	(1.4)
Net Income	144.9	2.0	143.7	2.0	71.9	1.1
Net income attributable to noncontrolling interests	(0.4)	—	(0.4)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$144.5	2.0%	$143.3	2.0%	$71.6	1.1%

2019 Compared to 2018

Net sales totaled $7,523.9 million for the year ended December 31, 2019, compared to $7,202.5 million for the year ended December 31, 2018, an increase of $321.4 million, or 4.5%.  For the year ended December 31, 2019, net sales in our construction, CIG, and industrial & utility verticals increased by 5.2%, 3.4%, and 3.4%, respectively, compared to the year ended December 31, 2018.

Gross margin increased $48.1 million, or 3.5%, to $1,429.0 million for the year ended December 31, 2019, from $1,380.9 million for the year ended December 31, 2018. The increase resulted from higher net sales for the year ended December 31, 2019, compared to the year ended December 31, 2018. Our gross margin rate was 19.0% for the year ended December 31, 2019, compared to 19.2% for the year ended December 31, 2018. The decrease in gross margin rate was primarily due to a decrease in vendor allowances as a result of better inventory management.

Selling, general and administrative ("SG&A") expenses increased $34.9 million, or 3.1%, to $1,159.9 million for the year ended December 31, 2019, compared to $1,125.0 million for the year ended December 31, 2018, mainly due to higher salary expenses, higher information technology expenses, and higher bad debt expenses for the year ended December 31, 2019. SG&A expenses as a percentage of net sales were 15.4% for the year ended December 31, 2019, compared to 15.6% for the year ended December 31, 2018.

Depreciation and amortization for the year ended December 31, 2019, increased $0.9 million, or 1.8%, to $50.5 million from $49.6 million for the year ended December 31, 2018.  This increase was primarily due to an increase in property, at cost. Total property, at cost, at December 31, 2019 was $1,022.4 million, an increase of $33.1 million, or 3.3%, when compared to total property, at cost, at December 31, 2018 of $989.3 million. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2019 and 2018.

Other income, net totaled $5.0 million for the year ended December 31, 2019, compared to $3.4 million for the year ended December 31, 2018.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to net gains on disposal of assets in 2019.

Non-operating expenses decreased $6.9 million, or 22.5%, to $23.7 million for the year ended December 31, 2019, from $30.6 million for the year ended December 31, 2018. The decrease was due to decreases in non-service cost components of net periodic benefit costs of $7.2 million and interest expense, net of $1.4 million offset by an increase in other post employment benefits expenses of $1.7 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease in interest expense, net was primarily due to lower levels of average outstanding short-term borrowings for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Income before provision for income taxes increased $20.8 million, or 11.6%, to $199.9 million for the year ended December 31, 2019, compared to $179.1 million for the year ended December 31, 2018. The increase was primarily due to our growth in gross margin outpacing our increases in SG&A expenses and depreciation and amortization.

Our provision for income taxes increased $19.6 million, or 55.4%, to $55.0 million for the year ended December 31, 2019 from $35.4 million for the year ended December 31, 2018.  Our effective tax rate was 27.5% for the year ended December 31, 2019, up from 19.8% for the year ended December 31, 2018. The increase in the effective tax rate reflects a normalization after certain one-time effects of the Tax Cuts and Jobs Act (“TCJA”), finalized under Staff Accounting Bulletin No. 118, were included in the 2018 and 2017 results.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2019 increased $1.2 million, or 0.8%, to $144.5 million from $143.3 million for the year ended December 31, 2018.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2019	2018	2017
Operating Activities	$249.4	$42.1	$45.1
Investing Activities	(39.4)	(42.3)	(39.1)
Financing Activities	(208.1)	16.3	(6.5)
Net Increase (Decrease) in Cash	$1.9	$16.1	$(0.5)

Our cash was $60.8 million at December 31, 2019, an increase of $1.9 million, or 3.2%, from $58.9 million at December 31, 2018. As a result of the improvement in our cash collection efforts related to trade receivables and improvements in our merchandise inventory management, we were able to pay down our short-term borrowings by $97.0 million, or 41.3% to $138.0 million at December 31, 2019 from $235.0 million at December 31, 2018. Current assets exceeded current liabilities by $583.7 million at December 31, 2019, an increase of $41.7 million, or 7.7%, from $542.0 million at December 31, 2018 due to the decrease in short-term borrowings.

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2019 was $249.4 million, compared to cash provided by operating activities of $42.1 million for the year ended December 31, 2018. Cash provided by operations for the year ended December 31, 2019, was attributable to net income of $144.9 million adjusted for non-cash depreciation and amortization expenses of $50.5 million and non-cash lease operating expense of $30.1 million, and an increase in collections of trade receivables of $92.2 million, partially offset by a decrease in trade accounts payable of $62.8 million.

The average number of days of sales in trade receivables for the year ended December 31, 2019 improved significantly compared to the same twelve-month period in 2018 due to better collection results. The days in inventory improved significantly for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to improved inventory management.

Investing Activities

Net cash used by investing activities was $39.4 million for the year ended December 31, 2019, compared to $42.3 million for the year ended December 31, 2018, an improvement of $2.9 million, or 6.9%. The decrease was due to higher proceeds from disposal of assets of $3.7 million for the year ended December 31, 2019, compared to $0.7 million for the year ended December 31, 2018. Capital expenditures remained relatively consistent year over year.

Financing Activities

Net cash used by financing activities totaled $208.1 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $16.3 million for the year ended December 31, 2018, an increase in cash used of $224.4 million. This was primarily due to payments made on the short-term borrowings of $97.0 million and cash paid for dividends during the year ended December 31, 2019, compared to the same period in 2018. Cash dividends paid totaled $107.2 million, or $5.00 per share, for the year ended December 31, 2019, compared to $46.9 million, or $2.40 per share, for the year ended December 31, 2018.

Liquidity

We had a $750.0 million amended revolving credit facility with $611.5 million in available capacity at December 31, 2019, compared to available capacity of $515.0 million at December 31, 2018. At December 31, 2019 and 2018, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of December 31, 2019 and 2018. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 12, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had short-term borrowings of $138.0 million and $235.0 million outstanding at December 31, 2019 and 2018, respectively. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under our amended revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under our amended revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2019:

	Payments due by period
Contractual obligations	Total	2020	2021 and 2022	2023 and 2024	After 2024
Finance lease obligations	$12.0	$2.7	$4.8	$2.8	$1.7
Operating lease obligations	135.8	32.2	53.0	31.6	19.0
Purchase obligations	876.5	876.5	—	—	—
Other obligations	1.8	1.8	—	—	—
Total	$1,026.1	$913.2	$57.8	$34.4	$20.7

Finance and operating lease obligations consist of both principal and interest payments. There were no long-term debt obligations, other than finance lease obligations, at December 31, 2019.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $166.7 million of accrued, unfunded pension obligations, $84.8 million of accrued, unfunded employment-related benefit obligations, of which $76.2 million is related to our postretirement benefit plan, and $1.9 million in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We expect to make contributions totaling approximately $40.0 million to our defined benefit pension plan and fund $1.8 million for nonqualified pension benefits during 2020 that are not included in the table. We contributed $10.0 million to our defined benefit pension plan and funded $1.7 million for nonqualified benefits in 2019.

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

Merchandise Inventory

We value our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2019, 2018 and 2017, there were no material differences between our estimated reserve levels and actual write-offs.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.38%	4.31%	3.19%	4.16%
Expected return on plan assets	5.75%	5.75%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2019, was approximately 73% fixed income investments, 15% equity securities and 12% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2019 pension expense by approximately $6.1 million. Our expected long-term rate of return on plan assets assumption will decrease to 5.50% for fiscal year 2020.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2019 and the pension liability as of December 31, 2019 would have increased pension expense by $8.1 million and the pension liability by $96.9 million.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million and the December 31, 2019 postretirement benefits liability by $5.8 million.

New Accounting Standards

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

Based on $138.0 million in variable-rate debt outstanding at December 31, 2019, a one percentage point increase in interest rates would increase our interest expense by $1.4 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2019
Debt Instruments	2020	2021	2022	2023	2024	After 2024	Total	Fair Value

Long-term, fixed-rate debt	$3.8	$2.3	$1.7	$1.2	$1.1	$1.5	$11.6	$10.2
Weighted-average interest rate	4.60%	5.11%	5.66%	6.86%	7.49%	10.54%

Short-term, variable-rate borrowings	$138.0	$—	$—	$—	$—	$—	$138.0	$138.0
Weighted-average interest rate	2.78%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2019.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

St. Louis, Missouri

March 12, 2020

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2019	2018	2017
Net Sales	$7,523.9	$7,202.5	$6,631.2
Cost of merchandise sold	(6,094.9)	(5,821.6)	(5,369.9)
Gross Margin	1,429.0	1,380.9	1,261.3
Selling, general and administrative expenses	(1,159.9)	(1,125.0)	(1,026.6)
Depreciation and amortization	(50.5)	(49.6)	(48.9)
Other income, net	5.0	3.4	6.5
Income from Operations	223.6	209.7	192.3
Non-operating expenses	(23.7)	(30.6)	(24.8)
Income before Provision for Income Taxes	199.9	179.1	167.5
Provision for income taxes	(55.0)	(35.4)	(95.6)
Net Income	144.9	143.7	71.9
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.3)
Net Income attributable to Graybar Electric Company, Inc.	$144.5	$143.3	$71.6
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$6.41	$6.37	$3.20

(A)Adjusted for the declaration of a 5% stock dividend in December 2019, shares related to which were issued in February 2020. Prior to the adjustment, the average common shares outstanding were 21.4 million shares and 21.3 million shares for the years ended December 31, 2018 and 2017, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2019	2018	2017
Net Income	$144.9	$143.7	$71.9
Other Comprehensive Income
Foreign currency translation	4.8	(8.1)	5.9
Pension and postretirement benefits liability adjustment (net of tax of $5.2, $(6.1), and $10.0, respectively)	(15.0)	17.6	(15.7)
Total Other Comprehensive (Loss) Income	(10.2)	9.5	(9.8)
Comprehensive Income	$134.7	$153.2	$62.1
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.5	0.1	0.5
Comprehensive Income attributable to Graybar Electric Company, Inc.	$134.2	$153.1	$61.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2019	2018
ASSETS
Current Assets
Cash and cash equivalents			$60.8	$58.9
Trade receivables (less allowances of $6.2 and $5.9, respectively)			1,096.6	1,187.0
Merchandise inventory			654.2	658.7
Other current assets			51.7	54.1
Total Current Assets			1,863.3	1,958.7
Property, at cost
Land			79.6	79.4
Buildings			505.5	489.2
Furniture and fixtures			250.4	233.0
Software			168.6	166.4
Finance leases			18.3	21.3
Total Property, at cost			1,022.4	989.3
Less – accumulated depreciation and amortization			(597.2)	(565.4)
Net Property			425.2	423.9
Operating Lease Right-of-use Assets			117.5	—
Other Non-current Assets			111.7	108.6
Total Assets			$2,517.7	$2,491.2
LIABILITIES
Current Liabilities
Short-term borrowings			$138.0	$235.0
Current portion of long-term debt			3.8	3.4
Trade accounts payable			832.3	895.2
Accrued payroll and benefit costs			151.1	158.2
Other accrued taxes			24.7	23.9
Current operating lease liabilities			28.6	—
Other current liabilities			101.1	101.0
Total Current Liabilities			1,279.6	1,416.7
Postretirement Benefits Liability			69.4	66.7
Pension Liability			164.6	118.6
Long-term Debt			7.8	10.0
Non-current Operating Lease Liabilities			96.2	—
Other Non-current Liabilities			2.3	8.7
Total Liabilities			1,619.9	1,620.7
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2019	2018
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,665,064	17,754,923
Issued to shareholders	3,872,159	3,744,318
In treasury, at cost	(62,700)	(58,172)
Outstanding Common Stock	22,474,523	21,441,069	449.5	428.8
Common shares subscribed	997,275	958,439	19.9	19.2
Less subscriptions receivable	(997,275)	(958,439)	(19.9)	(19.2)
Retained Earnings			694.0	678.1
Accumulated Other Comprehensive Loss			(250.6)	(240.3)
Total Graybar Electric Company, Inc. Shareholders’ Equity			892.9	866.6
Noncontrolling Interests			4.9	3.9
Total Shareholders’ Equity			897.8	870.5
Total Liabilities and Shareholders’ Equity			$2,517.7	$2,491.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2019	2018	2017
Cash Flows from Operating Activities
Net Income	$144.9	$143.7	$71.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50.5	49.6	48.9
Non-cash operating lease expense	30.1	—	—
Deferred income taxes	(3.7)	3.4	14.2
Net gains on disposal of assets	(1.5)	—	(0.1)
Losses on impairment of assets	0.3	0.3	—
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.3)
Changes in assets and liabilities:
Trade receivables	92.2	(125.4)	(97.5)
Merchandise inventory	4.5	(101.9)	(63.8)
Other current assets	2.4	2.1	(10.9)
Other non-current assets	(1.7)	(9.0)	(0.5)
Trade accounts payable	(62.8)	59.7	83.3
Accrued payroll and benefit costs	(7.1)	38.8	(2.1)
Other current liabilities	5.8	5.6	13.3
Other non-current liabilities	(4.1)	(24.4)	(11.3)
Total adjustments to net income	104.5	(101.6)	(26.8)
Net cash provided by operating activities	249.4	42.1	45.1
Cash Flows from Investing Activities
Proceeds from disposal of assets	3.7	0.7	2.2
Capital expenditures for property	(43.1)	(43.0)	(41.3)
Net cash used by investing activities	(39.4)	(42.3)	(39.1)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(97.0)	65.4	29.1
Principal payments under finance arrangements	(3.7)	(4.0)	(4.2)
Sales of common stock	18.5	17.8	17.4
Purchases of common stock	(19.2)	(15.7)	(13.7)
Sales of noncontrolling interests’ common stock	0.8	—	0.6
Purchases of noncontrolling interests’ common stock	(0.3)	(0.3)	(0.3)
Dividends paid	(107.2)	(46.9)	(35.4)
Net cash (used) provided by financing activities	(208.1)	16.3	(6.5)
Net Increase (Decrease) in Cash	1.9	16.1	(0.5)
Cash, Beginning of Year	58.9	42.8	43.3
Cash, End of Year	$60.8	$58.9	$42.8
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$2.0	$3.1	$1.9
Acquisitions of assets under operating leases	$55.9	$—	$—
Acquisition of software and maintenance under financing arrangement	$—	$5.0	$—

Cash Paid During the Year for:
Interest, net of amounts capitalized	$6.1	$6.3	$4.2
Income taxes, net of refunds	$60.7	$38.3	$78.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2016	$348.8	$575.4	$(196.6)	$3.3	$730.9
Net income		71.6		0.3	71.9
Other comprehensive (loss) income			(10.0)	0.2	(9.8)
Adoption of ASU 2018-02		43.5	(43.5)		—
Stock issued	17.4			0.6	18.0
Stock purchased	(13.7)			(0.3)	(14.0)
Dividends declared	35.2	(70.6)			(35.4)
Balance, December 31, 2017	$387.7	$619.9	$(250.1)	$4.1	$761.6
Net income		143.3		0.4	143.7
Other comprehensive income (loss)			9.8	(0.3)	9.5
Adoption of ASC 606, net of tax		0.8			0.8
Stock issued	17.8				17.8
Stock purchased	(15.7)			(0.3)	(16.0)
Dividends declared	39.0	(85.9)			(46.9)
Balance, December 31, 2018	$428.8	$678.1	$(240.3)	$3.9	$870.5
Net income		144.5		0.4	144.9
Other comprehensive (loss) income			(10.3)	0.1	(10.2)
Stock issued	18.5			0.8	19.3
Stock purchased	(19.2)			(0.3)	(19.5)
Dividends declared	21.4	(128.6)			(107.2)
Balance, December 31, 2019	$449.5	$694.0	$(250.6)	$4.9	$897.8

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2019 and 2018 and

for the Years Ended December 31, 2019, 2018, and 2017

(Stated in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Subsequent Events

We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2019 that require recognition or disclosure in our financial statements.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of gross sales for the years ended December 31, 2019, 2018, and 2017.  Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

Outgoing Freight Expenses

We record 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $68.5 million, $65.7 million, and $57.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Vendor Allowances

Our agreements with many of our suppliers provide for us to earn volume incentives based on purchases during the agreement period.  Based on the provisions of our vendor agreements, we develop vendor accrual rates by estimating our performance under the agreements and the amounts that will be earned. We perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels, and could be materially impacted if actual purchase volumes differ. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in earnings in the period in which the change in estimate occurs.  In the event that the operating performance of our suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

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

Other Postretirement Benefits

We account for postretirement benefits other than pension benefits by accruing the costs of benefits to be provided over the eligible employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of postretirement benefits.

Pension Plan

We sponsor a noncontributory defined benefit pension plan accounted for by accruing the cost to provide the benefits over the eligible employees’ periods of active service.  These costs are determined on an actuarial basis.  Our consolidated balance sheets reflect the funded status of the defined benefit pension plan.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our consolidated balance sheets. Amounts related to finance leases are included in property and equipment, current portion of long-term debt, and long-term debt on our consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

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

For certain leases, such as real estate and information technology (IT) equipment, we account for the lease and non-lease components as a single lease component. For all other leases, we account for the lease and non-lease components separately. We have elected as an accounting policy not to apply the recognition requirements for short-term leases. Therefore, leases with a term of twelve months or less are not recorded on the consolidated balance sheets. Lease expenses associated with short-term leases are immaterial and are recorded in the consolidated statements of income in selling, general and administrative expenses. Additionally, for certain vehicle leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

Non-Operating Expenses

Non-operating expenses are comprised of interest expense, net and non-service cost components of the net periodic benefit cost for the pension and other postretirement benefit plans. The non-service cost components include interest cost, expected return on plan assets, amortization of net actuarial gains/losses, and amortization of prior service costs/gains.

New Accounting Standards

No new accounting standards that were issued or became effective during 2019 have had or are expected to have a material impact on our consolidated financial statements, except those noted below.

We adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU" or "Update") 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07") on January 1, 2018 using the retrospective transition method. The updates to the standard require us to report the service cost component in the same line as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs are presented in the income statement separately from the service cost and outside of a subtotal of income from operations. As a result of the adoption, the financial statement line previously entitled "interest expense, net" was changed to "non-operating expenses". The impact to the operating results for the year ended December 31, 2017 within the consolidated statements of income as a result of adopting ASU 2017-07 is presented in the tables below:

Consolidated Statements of Income

	Year Ended December 31, 2017
	As Reported	Reclassification	As Adjusted
Selling, general and administrative expenses	$1,047.2	$(20.6)	$1,026.6
Non-operating expenses	4.2	20.6	24.8

On January 1, 2018, we adopted ASC Topic 606, "Revenue from Contracts with Customers." See Note 3, "Revenue", for further information.

On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02"). See Note 7, “Leases”, for further information.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have determined that our trade receivables are financial instruments subject to this Update. We have evaluated the accounting policies applicable to our allowance for doubtful accounts and have developed new methods to include three components into our allowance to comply with requirements of the ASU: 1) a reserve derived from historical loss rates based upon the aging of our trade receivables, 2) a reserve based upon specifically-identified trade receivables in our portfolio that are considered higher risk based on current conditions, and 3) an additional reserve, as necessary, to consider the impact of future economic conditions. We currently believe that the adoption of this Update will not have a material impact on our consolidated financial statements and will adopt this Update beginning on January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") that makes minor changes to the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this Update will not have a material impact on our consolidated financial statements. We will adopt this Update beginning on January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact. We plan to adopt this Update beginning on January 1, 2021.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public entities. Early adoption is permitted. The adoption of this Update will not have a material impact on our consolidated financial statements. We will adopt this Update beginning on January 1, 2020.

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

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Construction	60.1%	59.7%	58.7%
CIG	20.6	20.8	21.1
Industrial & Utility	19.3	19.5	20.2
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years’ information to conform to the December 31, 2019 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2019 and 2018. In addition, for the years ended December 31, 2019, 2018, and 2017, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2019
Allowance for cash discounts	$2.2	$35.8	$(35.8)	$2.2
Allowance for doubtful accounts	3.7	7.0	(6.7)	4.0
Total	$5.9	$42.8	$(42.5)	$6.2

For the Year Ended December 31, 2018
Allowance for cash discounts	$2.0	$33.2	$(33.0)	$2.2
Allowance for doubtful accounts	4.0	2.9	(3.2)	3.7
Total	$6.0	$36.1	$(36.2)	$5.9

For the Year Ended December 31, 2017
Allowance for cash discounts	$1.7	$31.2	$(30.9)	$2.0
Allowance for doubtful accounts	3.3	3.6	(2.9)	4.0
Total	$5.0	$34.8	$(33.8)	$6.0

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 90% and 91% of the total inventories at December 31, 2019 and 2018, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $186.5 million and $188.8 million greater than reported under the LIFO method at December 31, 2019 and 2018, respectively.  In 2019, 2018, and 2017 we did not liquidate any portion of previously-created LIFO layers.

Reserves for excess and obsolete inventories were $9.2 million and $7.8 million at December 31, 2019 and 2018, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $1.4 million, $(1.4) million, and $2.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

6. PROPERTY AND DEPRECIATION

We provide for depreciation and amortization using the straight-line method over the following estimated useful asset lives:

Classification	Estimated Useful Asset Life
Buildings	42 years
Leasehold improvements	Over the shorter of the asset’s life or the lease term
Furniture, fixtures, equipment and software	3 to 14 years
Assets held under finance leases	Over the shorter of the asset’s life or the lease term

Depreciation expense was $36.1 million, $37.3 million, and $38.8 million in 2019, 2018, and 2017, respectively.

At the time property is retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

Assets held under finance leases, consisting primarily of information technology equipment, are recorded in property with the corresponding obligations carried in long-term debt.  The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments.  Assets capitalized as finance leases during the year ended December 31, 2019 and 2018 were $2.0 million and $3.1 million, respectively.

We capitalize interest expense on major construction and development projects while in progress.  Interest capitalized for 2019, 2018, and 2017 was $0.2 million, $0.3 million and $0.1 million, respectively.

Where applicable, we capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage.  Costs incurred during the pre-application development and post-implementation stages are expensed as incurred.  We capitalized software and software development costs of $3.0 million and $3.7 million in 2019 and 2018, respectively, and the amounts are recorded in software.

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

There were no impairment losses related to property recorded during 2019 or 2017. During 2018, we recorded an impairment loss of $0.3 million to account for the expected loss on an abandoned property that did not qualify as an asset held for sale, where the net book value of the property exceeded the estimated selling price less estimated selling expenses. The impairment loss is included in other income, net in the consolidated statements of income.

7. LEASES

Effective January 1, 2019, we adopted ASC Topic 842, Leases, which requires the recording of operating lease ROU assets and operating lease liabilities. Finance leases were not materially impacted by the adoption of ASC Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC Topic 840.

We have operating and finance leases for corporate offices, warehouse buildings, sales offices, branch locations, vehicles, and certain equipment. Our leases have remaining lease terms of one to ten years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. In addition to fixed lease payments, we incur variable lease charges that are recognized as incurred. These charges are primarily for maintenance and real estate taxes on leased facilities. Leases with an initial term of 12 months or less are not recorded in the balance sheet. We elected the package of transitional practical expedients which allows an entity not to reassess whether expired or existing contracts contain leases, lease classification of expired or existing leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. As guidance allows, this package can be elected separate of any other practical expedient. As a practical expedient, we elected as an accounting policy not to separate non-lease components from lease components for real estate properties and information technology agreements.

We have implemented internal controls and key system functionality to enable the preparation of financial information. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of income. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remains substantially unchanged.

ROU assets represent our right to use an underlying asset during the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our operating leases and finance leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Fixed operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Adoption of ASU 2016-02 resulted in the recognition of $98.1 million in operating lease liabilities and $91.8 million of ROU assets, net of existing lease incentives and deferred rent liabilities at January 1, 2019.

The components of the lease expense for the year ended December 31, 2019 were as follows:

Year Ended
December 31, 2019
Operating lease cost	$33.9
Finance lease cost:
Amortization of right-of-use assets	2.2
Interest on lease liabilities	0.7
Total finance lease cost	2.9
Variable lease cost	9.5
Total lease cost	$46.3

Supplemental balance sheet information at December 31, 2019 related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$117.5

Current operating lease liabilities	$28.6
Non-current operating lease liabilities	96.2
Total operating lease liabilities	$124.8

Finance leases:
Property, at cost	$18.3
Less – accumulated depreciation and amortization	9.9
Net property	$8.4

Current obligations of finance leases	$2.1
Finance leases, net of current obligations	7.8
Total finance lease liabilities	$9.9

Weighted average remaining lease term:
Operating leases	5.0 years
Finance leases	5.1 years
Weighted average discount rate:
Operating leases	3.3%
Finance leases	7.0%

Supplemental cash flow and other information for the year ended December 31, 2019 related to leases was as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33.5
Operating cash flows from finance leases	0.7
Financing cash flows from finance leases	2.1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$55.9
Finance leases	2.0

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

	December 31, 2019
	Operating Leases	Finance Leases
Future minimum lease payments
2020	$32.2	$2.7
2021	29.4	2.7
2022	23.6	2.1
2023	18.2	1.5
2024	13.4	1.3
Thereafter	19.0	1.7
Total future minimum lease payments	$135.8	$12.0
Less: imputed interest	(11.0)	(2.1)
Total lease obligation	$124.8	$9.9
Less: current obligations	(28.6)	(2.1)
Long-term lease obligation	$96.2	$7.8

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the years ended December 31 were as follows:

	2019	2018
Beginning balance	$30.1	$30.1
Goodwill acquired	—	—
Ending balance	$30.1	$30.1

As of December 31, 2019, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$16.7	$(6.7)	$10.0
Trade name	15 to 20 years	14.3	(2.8)	11.5
Non-compete agreements	3 to 5 years	0.3	(0.3)	—
Other intangible assets	10 years	0.1	(0.1)	—
Total		$31.4	$(9.9)	$21.5

	As of December 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$17.1	$(5.0)	$12.1
Trade name	15 to 20 years	14.3	(2.1)	12.2
Non-compete agreements	3 to 5 years	0.3	(0.2)	0.1
Other intangible assets	10 years	0.2	(0.1)	0.1
Total		$31.9	$(7.4)	$24.5

We incurred losses of $0.5 million related to our customer relationships during the year ended December 31, 2019. We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2018. Amortization expense for other intangible assets was $2.5 million, $2.6 million, and $2.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2020	$2.4
2021	2.4
2022	2.4
2023	2.4
2024	2.4
After 2024	9.5
$21.5

9. INCOME TAXES

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

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2019	2018	2017
Domestic	$185.1	$163.3	$155.2
Foreign	14.8	15.8	12.3
Income before taxes	$199.9	$179.1	$167.5

	For the Years Ended December 31,
Components of Income Tax Provision	2019	2018	2017
Current expense
U.S. Federal	$41.9	$20.5	$66.5
State	12.4	6.9	11.4
Foreign	4.4	4.6	3.5
Total current expense	$58.7	$32.0	$81.4
Deferred (benefit) expense
U.S. Federal	(3.0)	2.5	15.3
State	(0.8)	0.8	(1.1)
Foreign	0.1	0.1	—
Total deferred (benefit) expense	$(3.7)	$3.4	$14.2
Total income tax provision	$55.0	$35.4	$95.6

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	4.5	3.1	4.0
Deemed repatriation of foreign earnings	—	(1.0)	3.3
Effect of tax rate changes	—	(5.1)	13.5
Meals and entertainment	1.4	1.4	1.4
Other, net	0.6	0.4	(0.1)
Effective tax rate	27.5%	19.8%	57.1%

The effective tax rate increased in 2019 and reflects a normalization after the one-time effects of the TCJA were recorded in the 2018 and 2017 results.

Deferred income taxes are provided based upon differences between the financial statement and tax bases of assets and liabilities.  The following deferred tax assets (liabilities) were recorded at December 31:

Assets (Liabilities)	2019	2018
Pension	$38.7	$31.0
Operating lease liabilities	30.6	—
Postretirement benefits	19.6	18.6
Inventory	14.9	12.1
Other deferred tax assets	5.0	5.0
Payroll accruals	2.9	2.9
Bad debt reserves	1.0	1.0
Subtotal	112.7	70.6
Less: valuation allowances	(0.4)	—
Deferred tax assets	112.3	70.6
Fixed assets	(32.2)	(28.3)
Operating lease right-of-use assets	(28.7)	—
Other deferred tax liabilities	(4.5)	(4.0)
Computer software	(2.9)	(3.2)
Deferred tax liabilities	(68.3)	(35.5)
Net deferred tax assets	$44.0	$35.1

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2019	2018
Deferred tax assets included in other non-current assets	$44.5	$35.5
Deferred tax liabilities included in other non-current liabilities	(0.5)	(0.4)

Operating loss and tax credit carryforwards included in net deferred tax assets at December 31 were:

	2019	2018
U.S. Federal(A)	$0.4	$—
State(A)	0.3	0.4
Foreign(B)	0.1	0.1

(A)Expires between 2023 and 2030

(B)Indefinite life

We have placed a partial valuation allowance on certain state net operating losses of less than $0.1 million and a full valuation allowance on U.S. federal tax credits of $0.4 million that are not expected to be utilized prior to expiration.

We have no material undistributed earnings of non-U.S. subsidiaries as of December 31, 2019, due to the one-time transition tax and global intangible low-taxed income (“GILTI”) provisions enacted under the TCJA. We have settled the entire transition tax liability with the filing of the 2017 federal income tax return. No additional income taxes have been provided for any outside basis difference inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat GILTI as a period cost as it did not have a material impact on our tax provision.

Our federal income tax returns for the tax years 2016 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2016 federal return will expire on October 15, 2020, unless extended by consent. Our state income tax returns for 2015 through 2019 remain subject to examination by various state authorities with the latest period closing on December 31, 2024.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2015.

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. Among the provisions, the TCJA reduced the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018, required companies to pay a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the TCJA and finalized the tax effects on our existing deferred tax balances and the one-time transition tax under Staff Accounting Bulletin No. 118 ("SAB 118"). No further updates with respect to these TCJA provisions have been made in 2019.

At December 31, 2017, we remeasured domestic deferred tax assets and liabilities based on the expected future applicable tax rate and recorded a provisional tax expense of $22.6 million, consisting of $43.5 million of tax expense related to items previously recorded through accumulated other comprehensive income under FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("FAS 158"), and $20.9 million of tax benefit related to items previously recorded through our provision for income taxes. During 2018, we finalized calculations of cumulative timing differences, resulting in a decrease in tax expense of $9.2 million due to the return vs. provision difference remeasurement of these balances related to tax planning initiatives as of December 31, 2018.

The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxation, and the amount of those earnings held in cash and other specified assets. At December 31, 2017, we recorded a provisional amount for our one-time transition tax liability of $6.2 million. We finalized our calculation as of December 31, 2018, resulting in a decrease in income tax expense of $2.4 million. The entire transition tax liability was settled with the filing of the 2017 U.S. federal income tax return in 2018.

Our unrecognized tax benefits of $1.9 million, $2.6 million, and $2.3 million as of December 31, 2019, 2018, and 2017, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Balance at January 1,	$2.6	$2.3	$1.8
Additions based on tax positions related to current year	0.2	1.1	0.4
Additions based on tax positions of prior years	—	—	0.3
Reductions for tax positions of prior years	(0.1)	(0.8)	(0.2)
Settlements	(0.8)	—	—
Balance at December 31,	$1.9	$2.6	$2.3

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.4 million in interest and penalties at December 31, 2019 and 2018. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2019, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2019, eligible employees and qualified retirees subscribed for 997,275 shares totaling $19.9 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 3, 2020; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 3, 2020, in the case of shares paid for prior to January 3, 2020.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2019	962,023	957,495
2018	786,754	752,825
2017	684,347	678,958

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2019 and 2018.

On December 12, 2019, our Board of Directors declared a 5% common stock dividend. Each shareholder was entitled to one share of common stock for every twenty shares held as of December 16, 2019. The stock was issued on February 7, 2020. On December 13, 2018, our Board of Directors declared a 10% common stock dividend.  Each shareholder was entitled to one share of common stock for every ten shares held as of December 17, 2018. The stock was issued on February 1, 2019. On December 13, 2017, our Board of Directors, declared a 10% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of December 18, 2017. The stock was issued on February 2, 2018.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 5% stock dividend declared in 2019, a 10% stock dividend declared in 2018, and a 10% stock dividend declared in 2017. The average number of shares used in computing net income per share of common stock at December 31, 2019, 2018, and 2017 was 22,555,240 shares, 22,507,701 shares, and 22,368,941 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2019	2018
Finance arrangements, various maturities, with a weighted average interest rate of 6.62%	$11.6	$13.4
Less current portion	(3.8)	(3.4)
Long-term Debt	$7.8	$10.0

Long-term Debt matures as follows:
2020	$3.8
2021	2.3
2022	1.7
2023	1.2
2024	1.1
After 2024	1.5
$11.6

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $1.4 million and $1.5 million at December 31, 2019 and 2018, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2019 and 2018, respectively.

Revolving Credit Facility

At December 31, 2019 and 2018, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, 5-year, $750.0 million revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the “Amended Credit Agreement”), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million.  The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

The Amended Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions, including payments under senior notes), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we will be subject to during the term of the Amended Credit Agreement. We were in compliance with all covenants under the Amended Credit Agreement as of December 31, 2019 and 2018.

Short-term borrowings of $138.0 million and $235.0 million outstanding at December 31, 2019 and 2018, respectively, were drawn under the Amended Credit Agreement.

Short-term borrowings outstanding during the years ended December 31, 2019 and 2018 ranged from a minimum of $10.0 million and $140.0 million to a maximum of $257.0 million and $261.0 million, respectively.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2019 and 2018 amounted to approximately $151.0 million and $202.0 million at weighted-average interest rates of 3.42% and 3.05%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2019 was 2.78%.

At December 31, 2019, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $611.5 million, compared to $515.0 million at December 31, 2018.

Interest expense, net was $5.5 million, $6.9 million, and $4.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100.0 million private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement"), which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. We also have an uncommitted $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending August 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2019 and 2018.

Each shelf agreement contains representations and warranties of the Company and the applicable lender, customary events of default and affirmative and negative covenants, customary for agreements of this type.  These covenants are substantially similar to those contained in the Amended Credit Agreement, subject to a number of exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the Prudential Shelf Agreement and the Metlife Shelf Agreements as of December 31, 2019 and 2018.

Letters of Credit

We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the Amended Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2018, of which none were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The Pension Plan provides retirement benefits based on an employee’s final average earnings and years of service.  These employees become 100% vested after three years of service, regardless of age.  A supplemental benefit plan provides nonqualified pension benefits for compensation in excess of the IRS compensation limits applicable to the Pension Plan and eligible compensation deferred by a participant.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2019 and 2018.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of period	$708.8	$756.3	$72.5	$76.8
Service cost	25.6	28.6	2.0	2.3
Interest cost	30.0	27.3	2.9	2.6
Actuarial loss (gain)	117.0	(57.7)	3.0	(5.2)
Benefits paid from plan assets	(52.3)	(42.5)	—	—
Benefits paid from Company assets	(1.7)	(1.6)	(5.8)	(5.6)
Plan participants' contributions	—	—	1.4	1.6
Administrative expenses paid	(2.3)	(1.6)	—	—
Plan amendments	—	—	0.2	—
Benefit Obligation at End of Period	825.1	708.8	76.2	72.5
Change in Plan Assets:
Fair value of plan assets at beginning of period	588.3	585.4	—	—
Actual return on plan assets	114.7	(33.0)	—	—
Employer contributions(A)	11.7	81.6	4.4	4.0
Plan participants' contributions	—	—	1.4	1.6
Benefits paid(A)	(54.0)	(44.1)	(5.8)	(5.6)
Administrative expenses paid	(2.3)	(1.6)	—	—
Fair Value of Plan Assets at End of Period	658.4	588.3	—	—
Unfunded Status	$166.7	$120.5	$76.2	$72.5

(A) Includes $1.7 million and $1.6 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2019 and 2018, respectively.

The accumulated benefit obligation for our Pension Plan was $746.8 million and $636.3 million at December 31, 2019 and 2018, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Current accrued benefit cost	$2.1	$1.9	$6.8	$5.8
Non-current accrued benefit cost	164.6	118.6	69.4	66.7
Net amount recognized	$166.7	$120.5	$76.2	$72.5

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Net actuarial loss	$232.4	$219.6	$10.4	$8.3
Prior service cost (gain)	—	—	0.1	—
Accumulated other comprehensive loss	$232.4	$219.6	$10.5	$8.3

Amounts estimated to be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2020, net of tax, consist of the following:

	Pension Benefits	Postretirement Benefits
Net actuarial loss	$21.5	$0.5
Accumulated other comprehensive loss	$21.5	$0.5

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.38%	4.31%	3.19%	4.16%
Rate of compensation increase	4.36%	4.49%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on the postretirement benefit obligations as of December 31, 2019 and 2018.

The net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2019	2018	2017	2019	2018	2017
Selling, general, and administrative expenses:
Service cost	$25.6	$28.6	$26.4	$2.0	$2.3	$2.3
Total selling, general, and administrative expenses	$25.6	$28.6	$26.4	$2.0	$2.3	$2.3
Non-operating expenses:
Interest cost	30.0	27.3	27.8	2.9	2.6	2.9
Expected return on plan assets	(34.1)	(31.9)	(30.6)	—	—	—
Amortization of:
Net actuarial loss	19.1	26.5	21.5	0.3	0.9	0.8
Prior service cost (gain)	—	0.3	0.4	—	(2.0)	(2.2)
Total non-operating expenses	$15.0	$22.2	$19.1	$3.2	$1.5	$1.5
Net periodic benefit cost	$40.6	$50.8	$45.5	$5.2	$3.8	$3.8

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.31%	3.67%	4.15%	4.16%	3.44%	3.78%
Expected return on plan assets	5.75%	5.75%	5.75%	—	—	—
Rate of compensation increase	4.36%	4.49%	4.52%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.50% / 5.00%	6.00% / 5.00%

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

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2019.  The rate was assumed to remain at 5.00% in 2020 and to remain at that level thereafter. A one percentage point increase or decrease in the assumed healthcare cost trend rate would not have had a material effect on 2019, 2018 and 2017 net periodic benefit cost.

We expect to fund $1.8 million for nonqualified pension benefits during 2020. Required pension contributions under ERISA regulations are expected to be $40.0 million in 2020; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2020	$62.0	$6.9
2021	58.3	7.5
2022	58.2	7.7
2023	59.2	7.5
2024	59.1	7.3
2025 to 2029	296.8	33.0

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

Asset allocation information for the Pension Plan at December 31, 2019 and 2018 is as follows:

Investment	2019 Actual Allocation	2019 Target Allocation Range	2018 Actual Allocation	2018 Target Allocation Range
Equity securities-U.S.	6%	3-10%	5%	3-15%
Equity securities-International	9%	2-10%	8%	3-15%
Fixed income investments	68%	40-80%	71%	38-85%
Hedge funds	5%	2-8%	5%	5-15%
Private markets	4%	0-15%	4%	3-13%
Other investments	8%	0-14%	7%	0-10%
Short-term investments	—%	1-10%	—%	0-3%
Total	100%	100%	100%	100%

Certain reclassifications have been made to the classes of plan assets in prior year to conform to the December 31, 2019 presentation due to a change in our investment policy in 2019.

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

Equity securities – International

Equity securities - International consist of investments in international corporate stocks, publicly traded mutual funds, and a collective investment trust, and are primarily investments within developed and emerging markets. Investments other than the collective investment trust are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1. The collective investment trust is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the collective investment trust.

Fixed income investments

Fixed income investments consist of U.S. and international corporate bonds, government and government agency bonds, as well as a publicly traded mutual fund and commingled funds, both of which invest in corporate and government debt securities within the U.S. U.S. and international corporate bonds, government and government agency bonds, and the publicly traded mutual fund are valued at the closing price reported on the active market in which they are traded and thus are classified as Level 1. The commingled funds are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

Hedge funds

Hedge funds consist of investments in various hedge funds structured as fund-of-funds (defined as a single fund that invests in multiple funds). The hedge funds use various investment strategies in an attempt to generate non-correlated returns. A fund-of-funds is designed to help diversify and reduce the risk of the overall portfolio. The hedge funds are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the hedge funds.

Private markets

Private markets consist of private equity investments. Private markets is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private markets do not have an actively traded market with readily observable prices. The investments are limited partnerships (“LP”) and are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, real estate, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private markets investments are classified as Level 3, other than a real estate investment trust (“REIT”). The REIT is a commingled trust valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the private markets investments.

Other investments

Other investments consist of investments in a diversified mutual fund, a private debt fund, and a high-yield bond fund. The diversified mutual fund is valued using quoted prices in an active market, and is therefore classified as Level 1. The private debt fund is valued using unobservable inputs with limited trading activity, and is therefore classified as Level 3. The high-yield bond fund is valued using the NAV based on the fair value of the underlying investments held by the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. Audited financial statements are produced on an annual basis for the private debt fund and the high-yield bond fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2019 or 2018.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2019 and 2018:

December 31, 2019
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$14.0	$26.0	$—	$—	$40.0
Equity securities - International	20.7	37.9	—	—	58.6
Fixed income investments	312.7	135.2	—	—	447.9
Hedge funds	32.0	—	—	—	32.0
Private markets	17.0	—	—	11.0	28.0
Other investments	17.7	20.4	—	11.4	49.5
Short-term investments	2.4	—	—	—	2.4
Total	$416.5	$219.5	$—	$22.4	$658.4

December 31, 2018
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$10.7	$19.3	$—	$—	$30.0
Equity securities - International	—	47.6	—	—	47.6
Fixed income investments	291.7	124.9	—	—	416.6
Hedge funds	30.7	—	—	—	30.7
Private markets	16.3	—	—	6.0	22.3
Other investments	18.2	15.9	—	4.4	38.5
Short-term investments	2.6	—	—	—	2.6
Total	$370.2	$207.7	$—	$10.4	$588.3

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2019 and 2018:

December 31, 2019
	Private Markets	Other Investments	Total
Balance, beginning of year	$6.0	$4.4	$10.4
Realized gains	0.1	—	0.1
Unrealized gains	0.7	0.8	1.5
Purchases	4.4	6.8	11.2
Sales	(0.2)	(0.6)	(0.8)
Balance, end of year	$11.0	$11.4	$22.4

December 31, 2018
	Private Markets	Other Investments	Total
Balance, beginning of year	$3.8	$3.9	$7.7
Realized gains	0.1	—	0.1
Purchases	3.2	0.9	4.1
Sales	(1.1)	(0.4)	(1.5)
Balance, end of year	$6.0	$4.4	$10.4

Certain reclassifications have been made to the classes of plan assets in prior year to conform to the December 31, 2019 presentation due to a change in our investment policy in 2019.

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. Effective July 1, 2019, eligible employees receive Company matching contributions beginning the first month after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense recognized by us was $2.7 million, $1.8 million, and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $56.8 million, $67.4 million, and $43.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

15. COMMITMENTS AND CONTINGENCIES

Rental expense was $36.4 million, $29.4 million, and $27.3 million in 2019, 2018, and 2017, respectively.  For future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2019, refer to Note 7, “Leases”.

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range.  If we deem an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued.  However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued.  While we believe that none of these claims, disputes or administrative and legal matters will have a material adverse effect on our financial position, these matters are uncertain and we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations in the period in which such matters are resolved or a better estimate becomes available.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2019	2018
Currency translation	$(7.7)	$(12.4)
Pension liability	(232.4)	(219.6)
Postretirement benefits liability	(10.5)	(8.3)
Accumulated other comprehensive loss	$(250.6)	$(240.3)

The following table represents amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

	2019			2018
	Amortization of Pension and Other Postretirement Benefits Items			Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Prior Service Costs Recognized	Total	Actuarial Losses Recognized	Prior Service Costs Recognized	Total
Affected Line in Consolidated Statement of Income:
Non-operating expenses	$19.4	$—	$19.4	$27.4	$(1.7)	$25.7
Tax (benefit) expense	(5.0)	—	(5.0)	(7.0)	0.4	(6.6)
Total reclassifications for the period, net of tax	$14.4	$—	$14.4	$20.4	$(1.3)	$19.1

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

	2019			2018
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(12.4)	$(227.9)	$(240.3)	$(4.6)	$(245.5)	$(250.1)
Other comprehensive income (loss) before reclassifications	4.7	—	4.7	(7.8)	—	(7.8)
Amounts reclassified from accumulated other comprehensive loss (net of tax $(5.0) and $(6.6))	—	14.4	14.4	—	19.1	19.1
Actuarial loss, (net of tax $10.2 and $0.5)	—	(29.4)	(29.4)	—	(1.5)	(1.5)
Net current-period other comprehensive income (loss)	4.7	(15.0)	(10.3)	(7.8)	17.6	9.8
Ending balance December 31,	$(7.7)	$(242.9)	$(250.6)	$(12.4)	$(227.9)	$(240.3)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2019 and 2018:

	2019
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,777.8	$1,948.0	$1,981.4	$1,816.7
Gross margin	$338.7	$367.7	$377.8	$344.8
Net income attributable to the Company	$34.3	$47.0	$48.8	$14.4
Net income attributable to the Company per share of common stock(A)	$1.51	$2.08	$2.17	$0.65

(A)All periods adjusted for a 5% stock dividend declared in December 2019.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2019 were 21,616,141 shares, 21,513,493 shares, 21,449,751 shares, and 21,390,053 shares, respectively.

	2018
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,637.7	$1,832.3	$1,870.3	$1,862.2
Gross margin	$311.4	$351.2	$353.4	$364.9
Net income attributable to the Company	$21.1	$44.5	$53.6	$24.1
Net income attributable to the Company per share of common stock(A)	$0.93	$1.98	$2.38	$1.08

(A)All periods adjusted for a 5% stock dividend declared in December 2019 and a 10% stock dividend declared in December 2018.  Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2018 were 19,544,758 shares, 19,500,916 shares, 19,465,072 shares, and 19,454,943 shares, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2020 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2020 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

	3.2	By-laws as amended through March 9, 2017, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated March 9, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

	4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.1

Management Incentive Plan, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 000-00255) and incorporated herein by reference.*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2016, filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 000-00255) and incorporated herein by reference.*

10.3

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Third Amendment to Credit Agreement, dated as of August 10, 2018, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00225) and incorporated herein by reference.

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

21	List of subsidiaries of the Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March 2020.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. MAZZARELLA
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 12, 2020.

/s/ K. M. MAZZARELLA	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ S. S. CLIFFORD	Director, Senior Vice President and Chief Financial Officer
(S. S. Clifford)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. BENDER	Director
(D. A. Bender)

/s/ M. W. GEEKIE	Director
(M. W. Geekie)

/s/ R. R. HARWOOD	Director
(R. R. Harwood)

/s/ R. H. HARVEY	Director
(R. H. Harvey)

/s/ R. C. LYONS	Director
(R. C. Lyons)

/s/ W. P. MANSFIELD	Director
(W. P. Mansfield)

/s/ D. G. MAXWELL	Director
(D. G. Maxwell)

/s/ B. L. PROPST	Director
(B. L. Propst)