Form 10-Q
period 2020-03-31
GRAYBAR ELECTRIC CO INC
filed 2020-04-28
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2020: 22,706,215
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2020

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2020	2019
Net Sales	$1,773.2	$1,777.8
Cost of merchandise sold	(1,432.8)	(1,439.1)
Gross Margin	340.4	338.7
Selling, general and administrative expenses	(290.1)	(273.5)
Depreciation and amortization	(13.2)	(12.5)
Other income, net	0.6	1.3
Income from Operations	37.7	54.0
Non-operating expenses	(7.5)	(6.6)
Income before Provision for Income Taxes	30.2	47.4
Provision for income taxes	(8.7)	(13.0)
Net Income	21.5	34.4
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$21.4	$34.3
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$0.94	$1.51
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	22.7	22.7

(A)Adjusted for the declaration of a 5% stock dividend in 2019, shares related to which were issued in February 2020.  Prior to the adjustment, the average common shares outstanding were 21.6 million for the three months ended March 31, 2019.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2020	2019
Net Income	$21.5	$34.4
Other Comprehensive Income
Foreign currency translation	(9.2)	2.1
Pension and postretirement benefits liability adjustment (net of tax of $(1.9), and $(1.3), respectively)	5.5	3.7
Total Other Comprehensive (Loss) Income	(3.7)	5.8
Comprehensive Income	$17.8	$40.2
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(0.2)	0.2
Comprehensive Income attributable to Graybar Electric Company, Inc.	$18.0	$40.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2020	2019
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$169.4	$60.8
Trade receivables (less allowances of $7.0 and $6.2, respectively)			1,138.1	1,096.6
Merchandise inventory			646.6	654.2
Other current assets			56.2	51.7
Total Current Assets			2,010.3	1,863.3
Property, at cost
Land			79.3	79.6
Buildings			506.1	505.5
Furniture and fixtures			251.3	250.4
Software			171.3	168.6
Finance leases			18.5	18.3
Total Property, at cost			1,026.5	1,022.4
Accumulated depreciation and amortization			(606.1)	(597.2)
Net Property			420.4	425.2
Operating Lease Right-of-use Assets			125.0	117.5
Other Non-current Assets			110.3	111.7
Total Assets			$2,666.0	$2,517.7
LIABILITIES
Current Liabilities
Short-term borrowings			$270.0	$138.0
Current portion of long-term debt			2.4	3.8
Trade accounts payable			900.7	832.3
Accrued payroll and benefit costs			102.1	151.1
Other accrued taxes			21.6	24.7
Current operating lease liabilities			30.2	28.6
Other current liabilities			84.2	101.1
Total Current Liabilities			1,411.2	1,279.6
Postretirement Benefits Liability			69.4	69.4
Pension Liability			158.6	164.6
Long-term Debt			7.2	7.8
Non-current Operating Lease Liabilities			102.4	96.2
Other Non-current Liabilities			2.3	2.3
Total Liabilities			1,751.1	1,619.9
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2020	December 31, 2019
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,064,627	18,665,064
Issued to shareholders	3,943,540	3,872,159
In treasury, at cost	(271,199)	(62,700)
Outstanding Common Stock	22,736,968	22,474,523	454.7	449.5
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			708.5	694.0
Accumulated Other Comprehensive Loss			(254.0)	(250.6)
Total Graybar Electric Company, Inc. Shareholders’ Equity			910.3	892.9
Noncontrolling Interests			4.6	4.9
Total Shareholders’ Equity			914.9	897.8
Total Liabilities and Shareholders’ Equity			$2,666.0	$2,517.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2020	2019
Cash Flows from Operating Activities
Net Income	$21.5	$34.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.2	12.5
Non-cash operating lease expense	8.2	7.1
Deferred income taxes	(1.1)	(1.8)
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Changes in assets and liabilities:
Trade receivables	(41.3)	62.8
Merchandise inventory	7.6	(37.6)
Other current assets	(4.5)	0.6
Other non-current assets	(1.1)	0.3
Trade accounts payable	68.4	30.1
Accrued payroll and benefit costs	(49.0)	(48.7)
Other current liabilities	(27.6)	(9.6)
Other non-current liabilities	(6.6)	0.5
Total adjustments to net income	(33.9)	16.1
Net cash (used) provided by operating activities	(12.4)	50.5
Cash Flows from Investing Activities
Proceeds from disposal of property	—	0.1
Capital expenditures for property	(8.1)	(5.0)
Net cash used by investing activities	(8.1)	(4.9)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	132.0	(15.0)
Principal payments under finance arrangements	(2.2)	(2.1)
Sale of common stock	10.5	9.9
Purchases of common stock	(4.2)	(5.5)
Purchases of noncontrolling interests’ common stock	(0.1)	(0.3)
Dividends paid	(6.9)	(6.5)
Net cash provided (used) by financing activities	129.1	(19.5)
Net Increase in Cash	108.6	26.1
Cash, Beginning of Year	60.8	58.9
Cash, End of Period	$169.4	$85.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.2	$1.2
Acquisitions of assets under operating leases	$16.0	$9.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			34.3		0.1	34.4
Other comprehensive income				5.7	0.1	5.8
Stock issued	8.8					8.8
Stock purchased	(5.5)				(0.3)	(5.8)
Advance payments		1.1				1.1
Dividends declared			(6.5)			(6.5)
March 31, 2019	$432.1	$1.1	$705.9	$(234.6)	$3.8	$908.3

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in millions, except share and per share data)

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and governmental (“CIG”), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. Significant accounting policies are described below.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2019, included in our latest Annual Report on Form 10-K.

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the three months ended March 31, 2020 and 2019.  Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

Outgoing Freight Expenses

We record 95% of outgoing freight expenses as a component of selling, general and administrative expenses.

Cash and Cash Equivalents

We account for cash on hand, deposits in banks, and other short-term, highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

Allowance for Credit Losses

We perform ongoing credit evaluations of our customers, and a significant portion of our trade receivables is secured by mechanic’s lien or payment bond rights.  We maintain allowances to reflect the expected uncollectability of trade receivables based on past collection history pooled on the aging of the receivables, specific risks identified in the receivables portfolio based on current conditions, and expected future economic conditions when necessary.  Although actual credit losses have historically been within management’s expectations, additional allowances may be required if the financial condition of our customers were to deteriorate.

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 91% of the total inventories at both March 31, 2020 and March 31, 2019. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

New Accounting Standards

No new accounting standards that were issued or became effective during 2020 have had or are expected to have a material impact on our condensed consolidated financial statements, except those noted below:

In June 2016, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduced new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and required a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods presented prior to the adoption date are not adjusted.

We adopted this Update as of January 1, 2020. We determined that our trade receivables are financial instruments subject to this Update. We evaluated the accounting policies applicable to our allowance for doubtful accounts and developed new methods to include three components into our allowance to comply with requirements of the ASU: 1) a reserve derived from historical loss rates based upon the aging of our trade receivables, 2) a reserve based upon specifically-identified trade receivables in our portfolio that are considered higher risk based on current conditions, and 3) an additional reserve, as necessary, to consider the impact of future economic conditions. The adoption of this Update did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13") that makes minor changes to the disclosure requirements on fair value measurements in Topic 820. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. We adopted this Update as of January 1, 2020. The adoption of this Update did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15") requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We adopted this Update as of January 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our consolidated financial statements, but do not expect it to have a material impact. We plan to adopt the Update beginning on January 1, 2021.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. The guidance on hedging can be applied to eligible hedging relationships existing at the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of that interim period. We are currently evaluating the impact of the adoption of the Update on our contracts and our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Construction	57.8%	58.2%
CIG	26.6	26.1
Industrial & Utility	15.6	15.7
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year's information to conform to the March 31, 2020 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. In addition, for the three months ended March 31, 2020 and 2019, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $8.7 million for the three months ended March 31, 2020. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the three months ended March 31, 2020 was 28.8%.

Our unrecognized tax benefits of $1.6 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.3 million and $0.4 million in interest and penalties at March 31, 2020 and December 31, 2019, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  At this point we do not believe that the CARES Act will have a material impact on our income tax provision for 2020.  We continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

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

5. DEBT

Revolving Credit Facility

At March 31, 2020 and December 31, 2019, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Amended Credit Agreement as of March 31, 2020 and December 31, 2019.

There were $270.0 million and $138.0 million in short-term borrowings outstanding under the Amended Credit Agreement at March 31, 2020 and December 31, 2019, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2020 and 2019 ranged from a minimum of $55.0 million and $120.0 million to a maximum of $270.0 million and $250.0 million, respectively.

At March 31, 2020, we had unused lines of credit under the Amended Credit Agreement amounting to $479.5 million available, compared to $611.5 million at December 31, 2019.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.9 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2020 and December 31, 2019.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2020 and December 31, 2019.

Letters of Credit

At March 31, 2020 and December 31, 2019, we had total letters of credit of $5.6 million outstanding, of which $0.5 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2020 and December 31, 2019.

The net periodic benefit cost for the three months ended March 31, 2020 and 2019 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2020	2019	2020	2019
Selling, general, and administrative expenses:
Service cost	$7.2	$6.5	$0.5	$0.5
Total selling, general, and administrative expenses	$7.2	$6.5	$0.5	$0.5
Non-operating expenses:
Interest cost	7.0	7.6	0.6	0.8
Expected return on plan assets	(8.4)	(8.6)	—	—
Amortization of:
Net actuarial loss	7.2	4.9	0.2	0.1
Total non-operating expenses	$5.8	$3.9	$0.8	$0.9
Net periodic benefit cost	$13.0	$10.4	$1.3	$1.4

We made qualified and nonqualified pension contributions totaling $11.8 million during the three months ended March 31, 2020 and $1.7 million during the three months ended March 31, 2019. Additional contributions of $30.0 million are expected to be paid during the remainder of 2020, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2020, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.9 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2020 and December 31, 2019.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amortization of Pension and Other Postretirement Benefits Items		Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Total	Actuarial Losses Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$7.4	$7.4	$5.0	$5.0
Tax benefit	(1.9)	(1.9)	(1.3)	(1.3)
Total reclassifications for the period, net of tax	$5.5	$5.5	$3.7	$3.7

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(7.7)	$(242.9)	$(250.6)	$(12.4)	$(227.9)	$(240.3)
Other comprehensive (loss) income before reclassifications	(8.9)	—	(8.9)	2.0	—	2.0
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.9) and $(1.3))	—	5.5	5.5	—	3.7	3.7
Net current-period other comprehensive (loss) income	(8.9)	5.5	(3.4)	2.0	3.7	5.7
Ending balance March 31,	$(16.6)	$(237.4)	$(254.0)	$(10.4)	$(224.2)	$(234.6)

9. COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: the impact of the coronavirus (COVID-19) pandemic, general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Part II, Item 1A., “Risk Factors”, included herein.

All dollar amounts, except per share data, are stated in millions in the following discussion and accompanying tables.

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, commercial, institutional and government (“CIG”), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEMs"). We purchase all the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.  Our business activity is primarily based in the United States ("U.S.").  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Business Overview

Net sales for the three months ended March 31, 2020 declined $4.6 million, or 0.3%, to $1,773.2 million, when compared to $1,777.8 million for the same three months ended March 31, 2019. Gross margin increased $1.7 million, or 0.5%, to $340.4 million for the three months ended March 31, 2020, compared to gross margin of $338.7 million for the same three months ended March 31, 2019. Gross margin rate was 19.2% for the three months ended March 31, 2020 compared to 19.1% for the same three-month period last year.

Selling, general, and administrative (SG&A) expenses increased $16.6 million, or 6.1%, to $290.1 million from $273.5 million for the three months ended March 31, 2019. The increase was primarily due to increases in salary and benefit costs, as well as rent and utility expenses. As a result of the increase in SG&A expenses outpacing the increase in gross margin, income from operations declined $16.3 million, or 30.2%, to $37.7 million for the three months ended March 31, 2020, from $54.0 million for the same period last year.

Net income attributable to Graybar Electric Company, Inc. decreased by $12.9 million, or 37.6%, to $21.4 million for the three months ended March 31, 2020 compared to $34.3 million for the same three months ended March 31, 2019.

During the first quarter of 2020, the world financial markets and world economy experienced unprecedented instability as a result of the COVID-19 pandemic. We expect the overall general economic conditions to continue to deteriorate during the coming months as the markets and economy absorb the impact of the much-publicized turmoil in global and financial markets caused by COVID-19. This uncertainty continues to evolve, and we believe we are taking appropriate steps to address related risks. We believe that our current low levels of debt and on-going efforts to optimize our working capital position us well to weather the continued economic downturn.

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Dollars	Percent	Dollars	Percent
Net Sales	$1,773.2	100.0%	$1,777.8	100.0%
Cost of merchandise sold	(1,432.8)	(80.8)	(1,439.1)	(80.9)
Gross Margin	340.4	19.2	338.7	19.1
Selling, general and administrative expenses	(290.1)	(16.4)	(273.5)	(15.5)
Depreciation and amortization	(13.2)	(0.7)	(12.5)	(0.7)
Other income, net	0.6	—	1.3	0.1
Income from Operations	37.7	2.1	54.0	3.0
Non-operating expenses	(7.5)	(0.4)	(6.6)	(0.4)
Income before Provision for Income Taxes	30.2	1.7	47.4	2.6
Provision for income taxes	(8.7)	(0.5)	(13.0)	(0.7)
Net Income	21.5	1.2	34.4	1.9
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$21.4	1.2%	$34.3	1.9%

Net sales decreased to $1,773.2 million for the three months ended March 31, 2020, compared to $1,777.8 million for the three months ended March 31, 2019, a decrease of $4.6 million, or 0.3%.  Net sales in our construction and industrial & utility vertical markets decreased by 1.1%, and 0.5%, respectively, for the three months ended March 31, 2020, compared to the same three-month period of 2019. Net sales in our CIG vertical market increased by 1.7% for the three months ended March 31, 2020, compared to the same three-month period of 2019.

Gross margin increased $1.7 million, or 0.5%, to $340.4 million for the three months ended March 31, 2020, from $338.7 million for the three months ended March 31, 2019.  Our gross margin as a percent of net sales totaled 19.2% for the three months ended March 31, 2020 compared to 19.1% for the same three-month period of 2019.

Selling, general and administrative expenses increased $16.6 million, or 6.1%, to $290.1 million, for the three months ended March 31, 2020, compared to $273.5 million for the three months ended March 31, 2019, primarily due to higher salary and benefit-related costs, and higher rent and utility expenses for the three months ended March 31, 2020.  SG&A expenses as a percentage of net sales were 16.4% for the three months ended March 31, 2020, up from 15.5% for the three months ended March 31, 2019.

Depreciation and amortization for the three months ended March 31, 2020 increased $0.7 million, or 5.6%, to $13.2 million from $12.5 million for the same three-month period in 2019, due to an increase in property, at cost. Total property, at cost, at March 31, 2020 was $1,026.5 million, an increase of $32.6 million, or 3.3%, when compared to total property, at cost, at March 31, 2019 of $993.9 million. Depreciation and amortization as a percentage of net sales remained constant at 0.7% for the three months ended March 31, 2020 and 2019.

Non-operating expenses increased $0.9 million, or 13.6%, to $7.5 million for the three months ended March 31, 2020, compared to $6.6 million for the same period of 2019. The increase was due to an increase in non-service cost components of net periodic benefit costs of $1.8 million offset by a decrease in interest expense, net of $0.9 million for the three months ended March 31, 2020, compared to the same three-month period in 2019. The decrease in interest expense, net was due to lower interest rates and lower levels of average outstanding short-term borrowings for the three months ended March 31, 2020, compared to the same three-month period in 2019.

Income before provision for income taxes totaled $30.2 million for the three months ended March 31, 2020, a decrease of $17.2 million, or 36.3%, from $47.4 million for the three months ended March 31, 2019. The decrease was primarily due to increases in SG&A expenses and non-operating expenses that outpaced our growth in gross margin.

Our total provision for income taxes decreased $4.3 million, or 33.1%, to $8.7 million for the three months ended March 31, 2020, compared to $13.0 million for the same period in 2019.  The decrease in our provision for income taxes year over year resulted from decreased pretax income. Our year-to-date effective tax rate was 28.8% for the three months ended March 31, 2020, compared to 27.4% for the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not impact the provision for income taxes or the effective tax rate for the three months ended March 31, 2020.

Net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2020 decreased $12.9 million, or 37.6%, to $21.4 million from $34.3 million for the three months ended March 31, 2019.

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

Our cash and cash equivalents at March 31, 2020 were $169.4 million, compared to $60.8 million at December 31, 2019, an increase of $108.6 million, or 178.6%. Our short-term borrowings increased by $132.0 million, or 95.7%, during the three-month period to $270.0 million at March 31, 2020 from $138.0 million at December 31, 2019. The increase in cash and short-term borrowings was to enhance immediate liquidity in light of the circumstances surrounding the COVID-19 pandemic. Current assets exceeded current liabilities by $599.1 million at March 31, 2020, an increase of $15.4 million, or 2.6%, from $583.7 million at December 31, 2019.

Operating Activities

Cash flows used by operating activities for the three months ended March 31, 2020 was $12.4 million, compared to cash provided by operating activities of $50.5 million for the three months ended March 31, 2019, a decrease of $62.9 million. Cash used by operating activities for the three months ended March 31, 2020 was primarily attributable to net income of $21.5 million, an increase in trade accounts payable of $68.4 million from December 31, 2019 to March 31, 2020, more than offset by a decrease in accrued payroll and benefit costs of $49.0 million, an increase in trade receivables of $41.3 million, and a decrease in other current liabilities of $27.6 million from December 31, 2019 to March 31, 2020.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2020 increased modestly compared to the same three-month period ended March 31, 2019. The days in inventory improved significantly for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Investing Activities

Net cash used by investing activities totaled $8.1 million for the three months ended March 31, 2020, compared to net cash used by investing activities of $4.9 million for the same three month period in 2019, an increase of $3.2 million. The increase was due to higher capital expenditures in the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $129.1 million, compared to net cash used by financing activities of $19.5 million for the three months ended March 31, 2019, an increase of $148.6 million. The increase was primarily due to an increase in short-term borrowings during the three months ended March 31, 2020 compared to payments made on short-term borrowings in the three months ended March 31, 2019.

Liquidity

Our cash and cash equivalents at March 31, 2020 were $169.4 million, compared to $60.8 million at December 31, 2019. We also had a $750.0 million revolving credit facility with $479.5 million in available capacity at March 31, 2020, compared to available capacity of $611.5 million at December 31, 2019. At March 31, 2020 and December 31, 2019, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of March 31, 2020 and December 31, 2019. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

At March 31, 2020 and December 31, 2019, we had total letters of credit of $5.6 million outstanding, of which $0.5 million was issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

A pandemic, epidemic or other public health emergency, such as the recent outbreak of coronavirus disease 2019 (COVID-19), could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

Although we are a company operating as an essential business supporting critical infrastructure, as defined by the U.S. Department of Homeland Security, and continue to operate across our footprint consistent with federal guidelines and with state and local orders to date, COVID-19 has begun to have an impact on our net sales and may have further negative impacts on our operations, supply chain, transportation networks and customers. Preventative and precautionary measures that governments are taking, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures that we and our customers are taking may reduce our gross margin. The progression of and global response to the COVID-19 outbreak has begun to cause and increases the risk of slowdowns in construction activities and related permitting and material delivery delays.

A continued economic downturn resulting from the COVID-19 epidemic and related response could adversely affect demand for the products and services we provide to our customers. If our customers are directly impacted by business curtailments or weak market conditions, this may result in higher than expected bad debt losses, which could impact our results of operations and our cash flows from operating activities. In the event that our operating performance or that of our suppliers were to decline, our vendor allowances would also be reduced, which would negatively impact our results of operation and our financial condition. We continue to carefully monitor both our customers and suppliers for signs of deterioration in their financial condition.

While we expect this matter to continue to negatively impact our results of operations, cash flows and financial position until the COVID-19 related effects moderate, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At March 31, 2020, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2020	79,781	$20.00	N/A
February 1 - February 29, 2020	64,101	$20.00	N/A
March 1 - March 31, 2020	64,617	$20.00	N/A
Total	208,499	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

April 28, 2020	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2020	/s/ SCOTT S. CLIFFORD
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)