Form 10-Q
period 2020-06-30
GRAYBAR ELECTRIC CO INC
filed 2020-08-03
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2020: 22,677,426
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2020

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2020	2019	2020	2019
Net Sales	$1,763.0	$1,948.0	$3,536.2	$3,725.8
Cost of merchandise sold	(1,429.7)	(1,580.3)	(2,862.5)	(3,019.4)
Gross Margin	333.3	367.7	673.7	706.4
Selling, general and administrative expenses	(261.2)	(284.5)	(551.3)	(558.0)
Depreciation and amortization	(13.3)	(12.6)	(26.5)	(25.1)
Other income, net	0.4	0.5	1.0	1.8
Income from Operations	59.2	71.1	96.9	125.1
Non-operating expenses	(8.6)	(6.3)	(16.1)	(12.9)
Income before Provision for Income Taxes	50.6	64.8	80.8	112.2
Provision for income taxes	(13.5)	(17.8)	(22.2)	(30.8)
Net Income	37.1	47.0	58.6	81.4
Net income attributable to noncontrolling interests	—	—	(0.1)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$37.1	$47.0	$58.5	$81.3
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$1.64	$2.08	$2.58	$3.59
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	22.7	22.6	22.7	22.6

(A)Adjusted for the declaration of a 5% stock dividend in 2019, shares related to which were issued in February 2020.  Prior to the adjustment, the average common shares outstanding were 21.5 million and 21.6 million for the three and six months ended June 30, 2019, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2020	2019	2020	2019
Net Income	$37.1	$47.0	$58.6	$81.4
Other Comprehensive Income
Foreign currency translation	4.1	2.1	(5.1)	4.2
Pension and postretirement benefits liability adjustment (net of tax of $(2.0), $(1.2), $(3.9) and $(2.5), respectively)	5.7	3.5	11.2	7.2
Total Other Comprehensive Income	9.8	5.6	6.1	11.4
Comprehensive Income	$46.9	$52.6	$64.7	$92.8
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.1	—	0.3
Comprehensive Income attributable to Graybar Electric Company, Inc.	$46.7	$52.5	$64.7	$92.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2020	2019
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$306.0	$60.8
Trade receivables (less allowances of $6.9 and $6.2, respectively)			1,061.9	1,096.6
Merchandise inventory			595.2	654.2
Other current assets			57.1	51.7
Total Current Assets			2,020.2	1,863.3
Property, at cost
Land			79.4	79.6
Buildings			507.7	505.5
Furniture and fixtures			254.2	250.4
Software			173.0	168.6
Finance leases			18.5	18.3
Total Property, at cost			1,032.8	1,022.4
Accumulated depreciation and amortization			(615.4)	(597.2)
Net Property			417.4	425.2
Operating Lease Right-of-use Assets			130.7	117.5
Other Non-current Assets			115.1	111.7
Total Assets			$2,683.4	$2,517.7
LIABILITIES
Current Liabilities
Short-term borrowings			$320.0	$138.0
Current portion of long-term debt			2.4	3.8
Trade accounts payable			821.4	832.3
Accrued payroll and benefit costs			76.7	151.1
Other accrued taxes			27.7	24.7
Current operating lease liabilities			31.0	28.6
Other current liabilities			110.1	101.1
Total Current Liabilities			1,389.3	1,279.6
Postretirement Benefits Liability			69.6	69.4
Pension Liability			154.6	164.6
Long-term Debt			6.7	7.8
Non-current Operating Lease Liabilities			107.9	96.2
Other Non-current Liabilities			2.5	2.3
Total Liabilities			1,730.6	1,619.9
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2020	December 31, 2019
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,211,186	18,665,064
Issued to shareholders	3,979,239	3,872,159
In treasury, at cost	(503,492)	(62,700)
Outstanding Common Stock	22,686,933	22,474,523	453.7	449.5
Advance Payments on Subscriptions to Common Stock			0.5	—
Retained Earnings			738.8	694.0
Accumulated Other Comprehensive Loss			(244.4)	(250.6)
Total Graybar Electric Company, Inc. Shareholders’ Equity			948.6	892.9
Noncontrolling Interests			4.2	4.9
Total Shareholders’ Equity			952.8	897.8
Total Liabilities and Shareholders’ Equity			$2,683.4	$2,517.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2020	2019
Cash Flows from Operating Activities
Net Income	$58.6	$81.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26.5	25.1
Non-cash operating lease expense	16.6	14.5
Deferred income taxes	(9.8)	(3.6)
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Changes in assets and liabilities:
Trade receivables	35.3	4.2
Merchandise inventory	59.0	(30.8)
Other current assets	(5.4)	1.3
Other non-current assets	(1.0)	(0.3)
Trade accounts payable	(10.9)	57.9
Accrued payroll and benefit costs	(74.4)	(77.8)
Other current liabilities	8.0	(5.3)
Other non-current liabilities	(10.8)	3.2
Total adjustments to net income	33.0	(11.7)
Net cash provided by operating activities	91.6	69.7
Cash Flows from Investing Activities
Proceeds from disposal of property	0.1	0.2
Capital expenditures for property	(16.0)	(11.4)
Net cash used by investing activities	(15.9)	(11.2)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	182.0	(48.5)
Principal payments under finance arrangements	(2.8)	(2.6)
Sale of common stock	13.5	13.0
Purchases of common stock	(8.8)	(10.8)
Purchases of noncontrolling interests’ common stock	(0.7)	(0.3)
Dividends paid	(13.7)	(13.0)
Net cash provided (used) by financing activities	169.5	(62.2)
Net Increase (Decrease) in Cash	245.2	(3.7)
Cash, Beginning of Year	60.8	58.9
Cash, End of Period	$306.0	$55.2

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.3	$1.5
Acquisitions of assets under operating leases	$30.0	$29.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9
Net income			37.1		—	37.1
Other comprehensive income				9.6	0.2	9.8
Stock issued	3.6					3.6
Stock purchased	(4.6)				(0.6)	(5.2)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.8)			(6.8)
June 30, 2020	$453.7	$0.5	$738.8	$(244.4)	$4.2	$952.8

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			34.3		0.1	34.4
Other comprehensive income				5.7	0.1	5.8
Stock issued	8.8					8.8
Stock purchased	(5.5)				(0.3)	(5.8)
Advance payments		1.1				1.1
Dividends declared			(6.5)			(6.5)
March 31, 2019	$432.1	$1.1	$705.9	$(234.6)	$3.8	$908.3
Net income			47.0		—	47.0
Other comprehensive income				5.5	0.1	5.6
Stock issued	3.7					3.7
Stock purchased	(5.3)				—	(5.3)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.5)			(6.5)
June 30, 2019	$430.5	$0.5	$746.4	$(229.1)	$3.9	$952.2

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our latest Annual Report on Form 10-K.

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

Subsequent Events

In July 2020, we amended our $100.0 million private placement shelf agreement with PGIM, Inc. (“Prudential Shelf Agreement”) to extend the issuance period to August 2023. Other terms of the Prudential Shelf Agreement remain unchanged. Refer to Note 5, “Debt”, under Private Placement Shelf Agreements for further information.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the six months ended June 30, 2020 and 2019. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 90% of the total inventories at June 30, 2020 and 91% at June 30, 2019. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

In June 2016, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduced new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and required a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods presented prior to the adoption date are not adjusted.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Construction	58.0%	58.5%	57.9%	58.3%
CIG	27.2	26.6	26.9	26.4
Industrial & Utility	14.8	14.9	15.2	15.3
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the June 30, 2020 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. In addition, for the three and six months ended June 30, 2020 and 2019, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $13.5 million and $22.2 million for the three and six months ended June 30, 2020, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the six months ended June 30, 2020 was 27.5%.

Our unrecognized tax benefits of $1.7 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.3 million and $0.4 million in interest and penalties at June 30, 2020 and December 31, 2019, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). At this point we do not believe that the CARES Act will have a material impact on our income tax provision for 2020. We continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

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

5. DEBT

Revolving Credit Facility

At June 30, 2020 and December 31, 2019, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2020 and December 31, 2019.

There were $320.0 million and $138.0 million in short-term borrowings outstanding under the Amended Credit Agreement at June 30, 2020 and December 31, 2019, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2020 and 2019 ranged from a minimum of $55.0 million and $120.0 million to a maximum of $370.0 million and $257.0 million, respectively.

At June 30, 2020, we had unused lines of credit under the Amended Credit Agreement amounting to $429.6 million available, compared to $611.5 million at December 31, 2019.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.5 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense, net was $2.4 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

Private Placement Shelf Agreements

We have an uncommitted $100.0 million private placement shelf agreement with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. In July 2020, we amended the Prudential Shelf Agreement to extend the issuance period to August 2023. Other terms of the Prudential Shelf Agreement remain unchanged. We also have an uncommitted $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). The

MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending in August 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2020 and December 31, 2019.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2020 and December 31, 2019.

Letters of Credit

We had total letters of credit of $6.3 million outstanding at June 30, 2020, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2020 and December 31, 2019.

The net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2020	2019	2020	2019
Selling, general, and administrative expenses:
Service cost	$7.1	$6.3	$0.6	$0.5
Total selling, general, and administrative expenses	$7.1	$6.3	$0.6	$0.5
Non-operating expenses:
Interest cost	6.8	7.4	0.6	0.7
Expected return on plan assets	(8.0)	(8.4)	—	—
Amortization of:
Net actuarial loss	7.6	4.6	0.1	0.1
Total non-operating expenses	$6.4	$3.6	$0.7	$0.8
Net periodic benefit cost	$13.5	$9.9	$1.3	$1.3

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2020	2019	2020	2019
Selling, general, and administrative expenses:
Service cost	$14.3	$12.8	$1.1	$1.0
Total selling, general, and administrative expenses	$14.3	$12.8	$1.1	$1.0
Non-operating expenses:
Interest cost	13.8	15.0	1.2	1.5
Expected return on plan assets	(16.4)	(17.0)	—	—
Amortization of:
Net actuarial loss	14.8	9.5	0.3	0.2
Total non-operating expenses	$12.2	$7.5	$1.5	$1.7
Net periodic benefit cost	$26.5	$20.3	$2.6	$2.7

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month period ended June 30, 2020 and no contributions during the three-month period ended June 30, 2019. Contributions made during the six-month periods ended June 30, 2020 and 2019 totaled $21.8 million and $1.7 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2020, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2020, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.8 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively. Cash dividends paid were $13.7 million and $13.0 million for the six months ended June 30, 2020 and 2019, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2020 and December 31, 2019.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amortization of Pension and Other Postretirement Benefits Items		Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Total	Actuarial Losses Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$7.7	$7.7	$4.7	$4.7
Tax benefit	(2.0)	(2.0)	(1.2)	(1.2)
Total reclassifications for the period, net of tax	$5.7	$5.7	$3.5	$3.5

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amortization of Pension and Other Postretirement Benefits Items		Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Total	Actuarial Losses Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$15.1	$15.1	$9.7	$9.7
Tax benefit	(3.9)	(3.9)	(2.5)	(2.5)
Total reclassifications for the period, net of tax	$11.2	$11.2	$7.2	$7.2

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(16.6)	$(237.4)	$(254.0)	$(10.4)	$(224.2)	$(234.6)
Other comprehensive income before reclassifications	3.9	—	3.9	2.0	—	2.0
Amounts reclassified from accumulated other comprehensive income (net of tax $(2.0) and $(1.2))	—	5.7	5.7	—	3.5	3.5
Net current-period other comprehensive income	3.9	5.7	9.6	2.0	3.5	5.5
Ending balance June 30,	$(12.7)	$(231.7)	$(244.4)	$(8.4)	$(220.7)	$(229.1)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(7.7)	$(242.9)	$(250.6)	$(12.4)	$(227.9)	$(240.3)
Other comprehensive (loss) income before reclassifications	(5.0)	—	(5.0)	4.0	—	4.0
Amounts reclassified from accumulated other comprehensive income (net of tax $(3.9) and $(2.5))	—	11.2	11.2	—	7.2	7.2
Net current-period other comprehensive (loss) income	(5.0)	11.2	6.2	4.0	7.2	11.2
Ending balance June 30,	$(12.7)	$(231.7)	$(244.4)	$(8.4)	$(220.7)	$(229.1)

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: the impact of the coronavirus (COVID-19) pandemic; general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A., “Risk Factors”, included herein.

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

Business Overview

During the three and six months ended June 30, 2020, the world financial markets and world economy experienced unprecedented instability as a result of the COVID-19 pandemic (the “pandemic”). This pandemic has had an impact on our financial results.

Net sales for the second quarter of 2020 declined $185.0 million, or 9.5%, to $1,763.0 million, compared to $1,948.0 million for the same three months ended June 30, 2019. Gross margin decreased $34.4 million, or 9.4%, to $333.3 million for the three months ended June 30, 2020, compared to gross margin of $367.7 million for the same three months ended June 30, 2019. Gross margin rate was 18.9% for the three months ended June 30, 2020 and 2019.

Selling, general, and administrative (“SG&A”) expenses decreased $23.3 million, or 8.2%, to $261.2 million for the three months ended June 30, 2020 from $284.5 million for the three months ended June 30, 2019. The decrease was primarily due to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic. Our income from operations declined $11.9 million, or 16.7%, to $59.2 million for the three months ended June 30, 2020, from $71.1 million for the same period last year.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2020 decreased by $9.9 million, or 21.1%, to $37.1 million for the three months ended June 30, 2020 compared to $47.0 million for the same three months ended last year.

Net sales for the six months ended June 30, 2020 declined $189.6 million, or 5.1%, to $3,536.2 million, when compared to $3,725.8 million for the same six months ended June 30, 2019. Gross margin decreased $32.7 million, or 4.6%, to $673.7 million for the six months ended June 30, 2020 compared to gross margin of $706.4 million for the same six month period last year. Gross margin rate was 19.1% for the six months ended June 30, 2020, compared to 19.0% last year.

Net income attributable to Graybar Electric Company, Inc. for the six months ended June 30, 2020 decreased by $22.8 million, or 28.0%, to $58.5 million for the six months ended June 30, 2020, compared to $81.3 million for the same six month period last year.

We expect continued economic instability in the coming months, as the markets and the economy absorb the disruption caused by the pandemic. As we navigate this volatile and uncertain business environment, we are taking steps to address potential risks to the company and those we serve. Our financial condition remains solid, and we believe our current low levels of net debt and ongoing efforts to optimize our working capital position us well during this economic environment.

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Dollars	Percent	Dollars	Percent
Net Sales	$1,763.0	100.0%	$1,948.0	100.0%
Cost of merchandise sold	(1,429.7)	(81.1)	(1,580.3)	(81.1)
Gross Margin	333.3	18.9	367.7	18.9
Selling, general and administrative expenses	(261.2)	(14.8)	(284.5)	(14.7)
Depreciation and amortization	(13.3)	(0.7)	(12.6)	(0.6)
Other income, net	0.4	—	0.5	—
Income from Operations	59.2	3.4	71.1	3.6
Non-operating expenses	(8.6)	(0.5)	(6.3)	(0.3)
Income before Provision for Income Taxes	50.6	2.9	64.8	3.3
Provision for income taxes	(13.5)	(0.8)	(17.8)	(0.9)
Net Income	37.1	2.1	47.0	2.4
Net income attributable to noncontrolling interests	—	—	—	—
Net Income attributable to Graybar Electric Company, Inc.	$37.1	2.1%	$47.0	2.4%

Net sales decreased to $1,763.0 million for the quarter ended June 30, 2020, compared to $1,948.0 million for the quarter ended June 30, 2019, a decrease of $185.0 million, or 9.5%.  Net sales in our construction, CIG, and industrial & utility vertical markets decreased for the three months ended June 30, 2020, compared to the same three-month period of 2019 by 10.2%, 7.5%, and 10.4%, respectively.

Gross margin decreased $34.4 million, or 9.4%, to $333.3 million for the three months ended June 30, 2020, from $367.7 million for the same period in 2019. The decrease in gross margin was due to decreased net sales in the second quarter of 2020. Our gross margin as a percentage of net sales was 18.9% for the three-month period ended June 30, 2020, and 2019.

SG&A expenses decreased $23.3 million, or 8.2%, to $261.2 million in the second quarter of 2020 from $284.5 million in the second quarter of 2019, due primarily to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic.  SG&A expenses as a percentage of net sales was 14.8% for the three months ended June 30, 2020, up from 14.7% for the three months ended June 30, 2019.

Depreciation and amortization for the three months ended June 30, 2020 increased $0.7 million, or 5.6%, to $13.3 million from $12.6 million compared to the same period in 2019. Depreciation and amortization as a percentage of net sales slightly increased to 0.7% for the three months ended June 30, 2020, compared to 0.6% for the three months ended June 30, 2019.

Non-operating expenses for the three months ended June 30, 2020 increased $2.3 million, or 36.5%, to $8.6 million from $6.3 million for the three months ended June 30, 2019. The increase was due to increases in non-service cost components of net periodic benefit costs of $2.7 million, offset by a decrease in interest expense, net of $0.4 million for the three months ended June 30, 2020, compared to the same three-month period in 2019. The decrease in interest expense, net was due to lower interest rates for the three months ended June 30, 2020, compared to the same three-month period in 2019.

Income before provision for income taxes totaled $50.6 million for the three months ended June 30, 2020, a decrease of $14.2 million, or 21.9%, from $64.8 million for the three months ended June 30, 2019. The decrease was primarily due to our decrease in gross margin outpacing our decrease in SG&A expenses.

Our total provision for income taxes decreased $4.3 million, or 24.2%, to $13.5 million for the three months ended June 30, 2020, compared to $17.8 million for the same period of 2019.  The decrease in our provision for income taxes quarter over quarter is primarily due to decreased pretax income resulting from reduced business activity. Our effective tax rate was 26.7% for the three months ended June 30, 2020, compared to 27.5% for the same period of 2019. The effective tax rate for the three months ended June 30, 2020 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2020 decreased $9.9 million, or 21.1%, to $37.1 million from $47.0 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Dollars	Percent	Dollars	Percent
Net Sales	$3,536.2	100.0%	$3,725.8	100.0%
Cost of merchandise sold	(2,862.5)	(80.9)	(3,019.4)	(81.0)
Gross Margin	673.7	19.1	706.4	19.0
Selling, general and administrative expenses	(551.3)	(15.6)	(558.0)	(15.0)
Depreciation and amortization	(26.5)	(0.7)	(25.1)	(0.7)
Other income, net	1.0	—	1.8	—
Income from Operations	96.9	2.8	125.1	3.3
Non-operating expenses	(16.1)	(0.5)	(12.9)	(0.3)
Income before Provision for Income Taxes	80.8	2.3	112.2	3.0
Provision for income taxes	(22.2)	(0.6)	(30.8)	(0.8)
Net Income	58.6	1.7	81.4	2.2
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$58.5	1.7%	$81.3	2.2%

Net sales decreased to $3,536.2 million for the six months ended June 30, 2020, compared to $3,725.8 million for the six months ended June 30, 2019, a decrease of $189.6 million, or 5.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets decreased by 5.9%, 3.1%, and 5.5%, respectively, for the six months ended June 30, 2020, compared to the same six-month period of 2019.

Gross margin decreased $32.7 million, or 4.6%, to $673.7 million from $706.4 million primarily due to decreased net sales for the six months ended June 30, 2020, compared to the same period of 2019.  Our gross margin as a percentage of net sales was 19.1% for the six months ended June 30, 2020 compared to 19.0% for the same period of 2019.

SG&A expenses decreased $6.7 million, or 1.2%, to $551.3 million, for the six months ended June 30, 2020, compared to $558.0 million for the six months ended June 30, 2019, due primarily to lower travel and entertainment related expenses and lower professional fees for the six months ended June 30, 2020.  SG&A expenses as a percentage of net sales were 15.6% for the six months ended June 30, 2020, up from 15.0% for the six months ended June 30, 2019.

Depreciation and amortization for the six months ended June 30, 2020 increased $1.4 million, or 5.6%, to $26.5 million from $25.1 million for the same six-month period in 2019, due to an increase in property, at cost. Total property, at cost, at June 30, 2020 was $1,032.8 million, an increase of $33.8 million, or 3.4%, when compared to total property, at cost, at June 30, 2019 of $999.0 million. Depreciation and amortization as a percentage of net sales remained consistent at 0.7% for the six months ended June 30, 2020 and 2019.

Non-operating expenses increased $3.2 million, or 24.8%, to $16.1 million for the six months ended June 30, 2020, compared to $12.9 million for the same period of 2019. The increase was due to an increase in non-service cost components of net periodic benefit costs of $4.5 million offset by a decrease in interest expense, net of $1.3 million for the six months ended June 30, 2020, compared to the same six-month period in 2019. The decrease in interest expense, net was due to lower interest rates for the six months ended June 30, 2020, compared to the same six-month period in 2019.

Income before provision for income taxes totaled $80.8 million for the six months ended June 30, 2020, a decrease of $31.4 million, or 28.0%, from $112.2 million for the six months ended June 30, 2019. The decrease was primarily due to our decrease in gross margin outpacing our decrease in SG&A expenses.

Our total provision for income taxes decreased $8.6 million, or 27.9%, to $22.2 million for the six months ended June 30, 2020, compared to $30.8 million for the same period in 2019.  The decrease in our provision for income taxes year over year resulted from decreased pretax income resulting from reduced business activity. Our year-to-date effective tax rate was 27.5% for the six months ended June 30, 2020, and 2019. The effective tax rate for the six months ended June 30, 2020 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The CARES Act did not impact the provision for income taxes or the effective tax rate for the six months ended June 30, 2020.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2020 decreased $22.8 million, or 28.0%, to $58.5 million from $81.3 million for the six months ended June 30, 2019.

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

Our cash and cash equivalents at June 30, 2020 were $306.0 million, compared to $60.8 million at December 31, 2019, an increase of $245.2 million, or 403.3%. Our short-term borrowings increased by $182.0 million, or 131.9%, during the six-month period to $320.0 million at June 30, 2020 from $138.0 million at December 31, 2019. The increase in cash and short-term borrowings was to enhance immediate liquidity in light of the circumstances surrounding the pandemic. Current assets exceeded current liabilities by $630.9 million at June 30, 2020, an increase of $47.2 million, or 8.1%, from $583.7 million at December 31, 2019.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2020 was $91.6 million, compared to cash provided by operating activities of $69.7 million for the six months ended June 30, 2019, an increase of $21.9 million. Cash provided by operating activities for the six months ended June 30, 2020 was primarily attributable to net income of $58.6 million, a decrease in merchandise inventory levels of $59.0 million during the six months ended June 30, 2020, an increase in collections of trade receivables of $35.3 million from December 31, 2019 to June 30, 2020, partially offset by a decrease in accrued payroll and benefit costs of $74.4 million from December 31, 2019 to June 30, 2020.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2020 improved significantly compared to the same six-month period ended June 30, 2019. The days in inventory increased modestly for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Investing Activities

Net cash used by investing activities totaled $15.9 million for the six months ended June 30, 2020, compared to net cash used by investing activities of $11.2 million for the same six-month period in 2019, an increase of $4.7 million. The increase was primarily due to higher capital expenditures in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $169.5 million, compared to net cash used by financing activities of $62.2 million for the six months ended June 30, 2019, a increase of $231.7 million. The increase was primarily due to an increase in short-term borrowings during the six months ended June 30, 2020 to enhance our immediate liquidity in light of the circumstances surrounding the pandemic, compared to payments made on short-term borrowings in the six months ended June 30, 2019.

Liquidity

Our cash and cash equivalents at June 30, 2020 were $306.0 million, compared to $60.8 million at December 31, 2019. We also had a $750.0 million committed revolving credit facility with $429.6 million in available capacity at June 30, 2020, compared to available capacity of $611.5 million at December 31, 2019. At June 30, 2020 and December 31, 2019, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. In July 2020, we amended our uncommitted $100.0 million private placement shelf agreement with PGIM, Inc. (“the Prudential Shelf Agreement”) to extend the issuance period to August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of June 30, 2020 and December 31, 2019. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $6.3 million outstanding at June 30, 2020, of which $0.4 million was issued under the revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At June 30, 2020, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2020	155,036	$20.00	N/A
May 1 - May 31, 2020	45,753	$20.00	N/A
June 1 - June 30, 2020	31,504	$20.00	N/A
Total	232,293	$20.00	N/A

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

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4.2 above.

10	Amendment No. 3 to Private Shelf Agreement, dated July 29, 2020, between the Company and PGIM, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 3, 2020	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2020	/s/ SCOTT S. CLIFFORD
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)