Form 10-Q
period 2020-09-30
GRAYBAR ELECTRIC CO INC
filed 2020-11-02
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2020: 22,597,601
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2020

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2020	2019	2020	2019
Net Sales	$1,877.9	$1,981.4	$5,414.1	$5,707.2
Cost of merchandise sold	(1,522.7)	(1,603.6)	(4,385.2)	(4,623.0)
Gross Margin	355.2	377.8	1,028.9	1,084.2
Selling, general and administrative expenses	(270.4)	(293.0)	(821.7)	(851.0)
Depreciation and amortization	(13.1)	(12.6)	(39.6)	(37.7)
Other income, net	—	0.6	1.0	2.4
Income from Operations	71.7	72.8	168.6	197.9
Non-operating expenses	(25.3)	(5.9)	(41.4)	(18.8)
Income before Provision for Income Taxes	46.4	66.9	127.2	179.1
Provision for income taxes	(11.8)	(17.9)	(34.0)	(48.7)
Net Income	34.6	49.0	93.2	130.4
Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.2)	(0.3)
Net Income attributable to Graybar Electric Company, Inc.	$34.5	$48.8	$93.0	$130.1
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$1.52	$2.17	$4.10	$5.76
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	22.6	22.5	22.7	22.6

(A)Adjusted for the declaration of a 5% stock dividend in 2019, shares related to which were issued in February 2020.  Prior to the adjustment, the average common shares outstanding were 21.5 million for the three and nine months ended September 30, 2019, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2020	2019	2020	2019
Net Income	$34.6	$49.0	$93.2	$130.4
Other Comprehensive Income
Foreign currency translation	2.2	(1.2)	(2.9)	3.0
Pension and postretirement benefits liability adjustment (net of tax of $(3.0), $(1.2), $(6.9) and $(3.7), respectively)	8.6	3.6	19.8	10.8
Total Other Comprehensive Income	10.8	2.4	16.9	13.8
Comprehensive Income	$45.4	$51.4	$110.1	$144.2
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.2	0.2	0.5
Comprehensive Income attributable to Graybar Electric Company, Inc.	$45.2	$51.2	$109.9	$143.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2020	2019
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$217.0	$60.8
Trade receivables (less allowances of $6.9 and $6.2, respectively)			1,110.8	1,096.6
Merchandise inventory			571.7	654.2
Other current assets			52.7	51.7
Total Current Assets			1,952.2	1,863.3
Property, at cost
Land			79.5	79.6
Buildings			508.9	505.5
Furniture and fixtures			253.6	250.4
Software			175.7	168.6
Finance leases			18.5	18.3
Total Property, at cost			1,036.2	1,022.4
Accumulated depreciation and amortization			(620.8)	(597.2)
Net Property			415.4	425.2
Operating Lease Right-of-use Assets			123.6	117.5
Other Non-current Assets			115.5	111.7
Total Assets			$2,606.7	$2,517.7
LIABILITIES
Current Liabilities
Short-term borrowings			$125.0	$138.0
Current portion of long-term debt			2.4	3.8
Trade accounts payable			875.1	832.3
Accrued payroll and benefit costs			99.5	151.1
Other accrued taxes			38.7	24.7
Current operating lease liabilities			30.9	28.6
Other current liabilities			111.5	101.1
Total Current Liabilities			1,283.1	1,279.6
Postretirement Benefits Liability			69.3	69.4
Pension Liability			154.2	164.6
Long-term Debt			6.2	7.8
Non-current Operating Lease Liabilities			100.9	96.2
Other Non-current Liabilities			2.6	2.3
Total Liabilities			1,616.3	1,619.9
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2020	December 31, 2019
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,332,150	18,665,064
Issued to shareholders	4,008,733	3,872,159
In treasury, at cost	(725,017)	(62,700)
Outstanding Common Stock	22,615,866	22,474,523	452.3	449.5
Advance Payments on Subscriptions to Common Stock			1.0	—
Retained Earnings			766.5	694.0
Accumulated Other Comprehensive Loss			(233.7)	(250.6)
Total Graybar Electric Company, Inc. Shareholders’ Equity			986.1	892.9
Noncontrolling Interests			4.3	4.9
Total Shareholders’ Equity			990.4	897.8
Total Liabilities and Shareholders’ Equity			$2,606.7	$2,517.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2020	2019
Cash Flows from Operating Activities
Net Income	$93.2	$130.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.6	37.7
Non-cash operating lease expense	25.3	22.2
Deferred income taxes	(15.2)	3.3
Net loss on disposal of property	0.4	0.1
Non-cash pension settlement charge	17.7	—
Net income attributable to noncontrolling interests	(0.2)	(0.3)
Changes in assets and liabilities:
Trade receivables	(13.6)	11.7
Merchandise inventory	82.5	25.5
Other current assets	(1.0)	0.6
Other non-current assets	(0.8)	(0.6)
Trade accounts payable	42.8	8.0
Accrued payroll and benefit costs	(51.6)	(56.1)
Other current liabilities	22.1	(0.6)
Other non-current liabilities	(26.1)	(4.2)
Total adjustments to net income	121.9	47.3
Net cash provided by operating activities	215.1	177.7
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	0.2
Capital expenditures for property	(25.3)	(21.4)
Net cash used by investing activities	(25.1)	(21.2)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(13.0)	(125.0)
Principal payments under finance arrangements	(3.3)	(3.2)
Sale of common stock	17.1	16.6
Purchases of common stock	(13.3)	(15.3)
Sales of noncontrolling interests’ common stock	—	0.8
Purchases of noncontrolling interests’ common stock	(0.8)	(0.4)
Dividends paid	(20.5)	(19.3)
Net cash used by financing activities	(33.8)	(145.8)
Net Increase in Cash	156.2	10.7
Cash, Beginning of Year	60.8	58.9
Cash, End of Period	$217.0	$69.6

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.3	$1.9
Acquisitions of assets under operating leases	$31.4	$44.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9
Net income			37.1		—	37.1
Other comprehensive income				9.6	0.2	9.8
Stock issued	3.6					3.6
Stock purchased	(4.6)				(0.6)	(5.2)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.8)			(6.8)
June 30, 2020	$453.7	$0.5	$738.8	$(244.4)	$4.2	$952.8
Net income			34.5		0.1	34.6
Other comprehensive income				10.7	0.1	10.8
Stock issued	3.1					3.1
Stock purchased	(4.5)				(0.1)	(4.6)
Advance payments		0.5				0.5
Dividends declared			(6.8)			(6.8)
September 30, 2020	$452.3	$1.0	$766.5	$(233.7)	$4.3	$990.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2018	$428.8	$—	$678.1	$(240.3)	$3.9	$870.5
Net income			34.3		0.1	34.4
Other comprehensive income				5.7	0.1	5.8
Stock issued	8.8					8.8
Stock purchased	(5.5)				(0.3)	(5.8)
Advance payments		1.1				1.1
Dividends declared			(6.5)			(6.5)
March 31, 2019	$432.1	$1.1	$705.9	$(234.6)	$3.8	$908.3
Net income			47.0		—	47.0
Other comprehensive income				5.5	0.1	5.6
Stock issued	3.7					3.7
Stock purchased	(5.3)				—	(5.3)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.5)			(6.5)
June 30, 2019	$430.5	$0.5	$746.4	$(229.1)	$3.9	$952.2
Net income			48.8		0.2	49.0
Other comprehensive income				2.4	—	2.4
Stock issued	3.1				0.8	3.9
Stock purchased	(4.5)				(0.1)	(4.6)
Advance payments		0.5				0.5
Dividends declared			(6.3)			(6.3)
September 30, 2019	$429.1	$1.0	$788.9	$(226.7)	$4.8	$997.1

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our latest Annual Report on Form 10-K.

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the nine months ended September 30, 2020 and 2019. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 89% of the total inventories at September 30, 2020 and 91% at September 30, 2019. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

Non-operating Expenses

Non-operating expenses are comprised of interest expense, net and non-service cost components of the net periodic benefit cost for the pension and other postretirement benefit plans. The non-service cost components include interest cost, expected return on plan assets, amortization of net actuarial gains/losses, amortization of prior service costs/gains, and charges due to settlement of certain plan liabilities.

New Accounting Standards

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications, which is applicable to Graybar, can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. We are currently evaluating the impact of the adoption of the Update on our contracts and our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Construction	58.5%	59.1%	58.1%	58.6%
CIG	26.9	26.4	26.9	26.4
Industrial & Utility	14.6	14.5	15.0	15.0
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2020 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. In addition, for the three and nine months ended September 30, 2020 and 2019, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material. As permitted in ASC Topic 606, “Revenue from Contracts with Customers”, we have elected to omit disclosure related to performance obligations for revenue pertaining to contracts that have an original expected duration of one year or less, to contracts where revenue is recognized as invoiced and to contracts with variable consideration related to wholly unsatisfied performance obligations.

4. INCOME TAXES

Our total provision for income taxes was $11.8 million and $34.0 million for the three and nine months ended September 30, 2020, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the nine months ended September 30, 2020 was 26.7%.

Our unrecognized tax benefits of $1.7 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.3 million and $0.4 million in interest and penalties at September 30, 2020 and December 31, 2019, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

Our federal income tax returns for the tax years 2017 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2016 federal return expired on October 15, 2020. Our state income tax returns for 2015 through 2019 remain subject to examination by various state authorities with the latest period closing on December 31, 2024.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2015.

5. ASSETS HELD FOR SALE

We consider properties to be assets held for sale when all of the following criteria are met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value. Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. The net book value of assets held for sale is recorded in net property in the condensed consolidated balance sheet.

We had assets held for sale of $4.4 million at September 30, 2020. We had assets held for sale of $0.1 million at December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, we did not sell any assets classified as held for sale.

6. DEBT

Revolving Credit Facility

At September 30, 2020 and December 31, 2019, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Amended Credit Agreement as of September 30, 2020 and December 31, 2019.

There were $125.0 million and $138.0 million in short-term borrowings outstanding under the Amended Credit Agreement at September 30, 2020 and December 31, 2019, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2020 and 2019 ranged from a minimum of $55.0 million and $80.0 million to a maximum of $370.0 million and $257.0 million, respectively.

At September 30, 2020, we had unused lines of credit under the Amended Credit Agreement amounting to $624.6 million available, compared to $611.5 million at December 31, 2019.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.8 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense, net was $3.2 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2020 and December 31, 2019.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2020 and December 31, 2019.

Letters of Credit

We had total letters of credit of $6.3 million outstanding at September 30, 2020, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2020 and December 31, 2019.

The net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2020	2019	2020	2019
Selling, general, and administrative expenses:
Service cost	$7.2	$6.4	$0.5	$0.5
Total selling, general, and administrative expenses	$7.2	$6.4	$0.5	$0.5
Non-operating expenses:
Interest cost	$6.9	$7.5	$0.6	$0.7
Expected return on plan assets	(8.3)	(8.5)	—	—
Amortization of:
Net actuarial loss	7.4	4.8	0.2	—
Settlement charge	17.7	—	—	—
Total non-operating expenses	$23.7	$3.8	$0.8	$0.7
Net periodic benefit cost	$30.9	$10.2	$1.3	$1.2

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2020	2019	2020	2019
Selling, general, and administrative expenses:
Service cost	$21.5	$19.2	$1.6	$1.5
Total selling, general, and administrative expenses	$21.5	$19.2	$1.6	$1.5
Non-operating expenses:
Interest cost	$20.7	$22.5	$1.8	$2.2
Expected return on plan assets	(24.7)	(25.5)	—	—
Amortization of:
Net actuarial loss	22.2	14.3	0.5	0.2
Settlement charge	17.7	—	—	—
Total non-operating expenses	$35.9	$11.3	$2.3	$2.4
Net periodic benefit cost	$57.4	$30.5	$3.9	$3.9

For the nine months ended September 30, 2020, we made lump-sum pension benefit distributions exceeding the settlement accounting threshold. A pension settlement charge is required when the cost of all settlements during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. Accordingly, we recorded a non-cash pension settlement charge of $17.7 million in non-operating expenses on our condensed consolidated statements of income. This settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions.

We made qualified and nonqualified pension contributions totaling $20.0 million during the three-month period ended September 30, 2020 and contributions totaling $10.0 million during the three-month period ended September 30, 2019. Contributions made during the nine-month periods ended September 30, 2020 and 2019 totaled $41.8 million and $11.7 million, respectively. No additional contributions are expected to be paid during the remainder of 2020, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2020, approximately 83% of the total shares of common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.8 million and $6.3 million for the three months ended September 30, 2020 and 2019, respectively. Cash dividends paid were $20.5 million and $19.3 million for the nine months ended September 30, 2020 and 2019, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2020 and December 31, 2019.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amortization of Pension and Other Postretirement Benefits Items		Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Total	Actuarial Losses Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$25.3	$25.3	$4.8	$4.8
Tax benefit	(6.5)	(6.5)	(1.2)	(1.2)
Total reclassifications for the period, net of tax	$18.8	$18.8	$3.6	$3.6

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amortization of Pension and Other Postretirement Benefits Items		Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Total	Actuarial Losses Recognized	Total
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$40.4	$40.4	$14.5	$14.5
Tax benefit	(10.4)	(10.4)	(3.7)	(3.7)
Total reclassifications for the period, net of tax	$30.0	$30.0	$10.8	$10.8

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(12.7)	$(231.7)	$(244.4)	$(8.4)	$(220.7)	$(229.1)
Other comprehensive income (loss) before reclassifications	2.1	—	2.1	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (net of tax $(6.5) and $(1.2))	—	18.8	18.8	—	3.6	3.6
Actuarial loss (net of tax of $3.5)	—	(10.2)	(10.2)	—	—	—
Net current-period other comprehensive income (loss)	2.1	8.6	10.7	(1.2)	3.6	2.4
Ending balance September 30,	$(10.6)	$(223.1)	$(233.7)	$(9.6)	$(217.1)	$(226.7)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(7.7)	$(242.9)	$(250.6)	$(12.4)	$(227.9)	$(240.3)
Other comprehensive (loss) income before reclassifications	(2.9)	—	(2.9)	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income (net of tax $(10.4) and $(3.7))	—	30.0	30.0	—	10.8	10.8
Actuarial loss (net of tax of $3.5)	—	(10.2)	(10.2)	—	—	—
Net current-period other comprehensive (loss) income	(2.9)	19.8	16.9	2.8	10.8	13.6
Ending balance September 30,	$(10.6)	$(223.1)	$(233.7)	$(9.6)	$(217.1)	$(226.7)

10. COMMITMENTS AND CONTINGENCIES

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

Business Overview

Our financial results continue to be impacted by the COVID-19 pandemic (the “pandemic”) for the three and nine months ended September 30, 2020, as the financial markets and overall general economy continue to experience unprecedented instability.

Net sales for the third quarter of 2020 declined $103.5 million, or 5.2%, to $1,877.9 million, compared to $1,981.4 million for the three months ended September 30, 2019. Selling, general, and administrative (“SG&A”) expenses decreased $22.6 million, or 7.7%, to $270.4 million for the three months ended September 30, 2020 from $293.0 million for the three months ended September 30, 2019. The decrease was primarily due to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic. As a result, our income from operations declined a modest $1.1 million, or 1.5%, to $71.7 million for the three months ended September 30, 2020, from $72.8 million for the same period last year.

Our non-operating expenses increased $19.4 million to $25.3 million for the three months ended September 30, 2020 from $5.9 million for same period last year. The increase was primarily due to a non-cash pension settlement charge of $17.7 million that we recognized in the third quarter. A pension settlement charge is required when the cost of all settlements during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost.

As a result, our net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2020 decreased by $14.3 million, or 29.3%, to $34.5 million for the three months ended September 30, 2020 compared to $48.8 million for the same three months ended last year.

Net sales for the nine months ended September 30, 2020 declined $293.1 million, or 5.1%, to $5,414.1 million, when compared to $5,707.2 million for the nine months ended September 30, 2019. Gross margin decreased $55.3 million, or 5.1%, to $1,028.9 million for the nine months ended September 30, 2020 compared to gross margin of $1,084.2 million for the same nine month period last year. Gross margin rate was 19.0% for the nine months ended September 30, 2020 and 2019.

Our income from operations for the nine months ended September 30, 2020 declined $29.3 million, or 14.8%, due to the $55.3 million decrease in gross margin mentioned above, partially offset by a $29.3 million, or 3.4%, decrease in SG&A expenses due to lower compensation and benefit-related costs and lower travel and entertainment expenses.

Our non-operating expenses increased $22.6 million for the nine months ended September 30, 2020, compared to the same nine months ended last year, primarily due to the non-cash pension settlement charge of $17.7 million that we recognized in the third quarter.

Net income attributable to Graybar Electric Company, Inc. for the nine months ended September 30, 2020 decreased by $37.1 million, or 28.5%, to $93.0 million for the nine months ended September 30, 2020, compared to $130.1 million for the same nine month period last year.

The business environment remains uncertain, and we continue to take steps to address potential risks to the company and those we serve. We expect continued economic instability over the next several months, as the markets and the economy absorb the disruption caused by the pandemic. We also expect an additional pension settlement charge in the fourth quarter. Because our business operations are producing positive results and our financial condition remains strong, we believe Graybar is positioned to successfully navigate this challenging economic environment.

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Dollars	Percent	Dollars	Percent
Net Sales	$1,877.9	100.0%	$1,981.4	100.0%
Cost of merchandise sold	(1,522.7)	(81.1)	(1,603.6)	(80.9)
Gross Margin	355.2	18.9	377.8	19.1
Selling, general and administrative expenses	(270.4)	(14.4)	(293.0)	(14.8)
Depreciation and amortization	(13.1)	(0.7)	(12.6)	(0.6)
Other income, net	—	—	0.6	—
Income from Operations	71.7	3.8	72.8	3.7
Non-operating expenses	(25.3)	(1.3)	(5.9)	(0.3)
Income before Provision for Income Taxes	46.4	2.5	66.9	3.4
Provision for income taxes	(11.8)	(0.7)	(17.9)	(0.9)
Net Income	34.6	1.8	49.0	2.5
Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$34.5	1.8%	$48.8	2.5%

Net sales decreased to $1,877.9 million for the quarter ended September 30, 2020, compared to $1,981.4 million for the quarter ended September 30, 2019, a decrease of $103.5 million, or 5.2%.  For the three months ended September 30, 2020, net sales in our construction, CIG, and industrial & utility vertical markets decreased by 6.2%, 3.3%, and 4.8%, respectively, when compared to the same three-month period of 2019.

Gross margin decreased $22.6 million, or 6.0%, to $355.2 million for the three months ended September 30, 2020, from $377.8 million for the same period in 2019. The decrease in gross margin was primarily due to decreased net sales in the third quarter of 2020. Our gross margin as a percentage of net sales totaled 18.9% for the three months ended September 30, 2020, compared to 19.1% for the same three-month period in 2019.

SG&A expenses decreased $22.6 million, or 7.7%, to $270.4 million in the third quarter of 2020 from $293.0 million in the third quarter of 2019, due primarily to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic.  SG&A expenses as a percentage of net sales was 14.4% for the three months ended September 30, 2020, down from 14.8% for the three months ended September 30, 2019.

Depreciation and amortization for the three months ended September 30, 2020 increased $0.5 million, or 4.0%, to $13.1 million from $12.6 million compared to the same period in 2019. Depreciation and amortization as a percentage of net sales slightly increased to 0.7% for the three months ended September 30, 2020, compared to 0.6% for the three months ended September 30, 2019.

Non-operating expenses for the three months ended September 30, 2020 increased $19.4 million to $25.3 million from $5.9 million for the three months ended September 30, 2019. The increase was due to an increase in non-service cost components of net periodic benefit costs of $20.0 million, offset by a decrease in interest expense, net of $0.6 million for the three months ended September 30, 2020, compared to the same three-month period in 2019. The increase in non-service cost components of net periodic benefit costs was primarily due to a non-cash pension settlement charge of $17.7 million recognized in the third quarter of 2020. The decrease in interest expense, net was due to lower interest rates for the three months ended September 30, 2020, compared to the same three-month period in 2019.

Income before provision for income taxes totaled $46.4 million for the three months ended September 30, 2020, a decrease of $20.5 million, or 30.6%, from $66.9 million for the three months ended September 30, 2019. The decrease was primarily due to the non-cash pension settlement charge of $17.7 million recognized in the third quarter of 2020.

Our total provision for income taxes decreased $6.1 million, or 34.1%, to $11.8 million for the three months ended September 30, 2020, compared to $17.9 million for the same period of 2019.  The decrease in our provision for income taxes quarter over quarter is primarily due to decreased pretax income from reduced business activity. Our effective tax rate was 25.5% for the three months ended September 30, 2020, compared to 26.8% for the same period of 2019. The effective tax rate for the three months ended September 30, 2020 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The CARES Act did not materially impact the provision for income taxes or the effective tax rate for the three months ended September 30, 2020.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2020 decreased $14.3 million, or 29.3%, to $34.5 million from $48.8 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Dollars	Percent	Dollars	Percent
Net Sales	$5,414.1	100.0%	$5,707.2	100.0%
Cost of merchandise sold	(4,385.2)	(81.0)	(4,623.0)	(81.0)
Gross Margin	1,028.9	19.0	1,084.2	19.0
Selling, general and administrative expenses	(821.7)	(15.2)	(851.0)	(14.9)
Depreciation and amortization	(39.6)	(0.7)	(37.7)	(0.7)
Other income, net	1.0	—	2.4	—
Income from Operations	168.6	3.1	197.9	3.4
Non-operating expenses	(41.4)	(0.8)	(18.8)	(0.3)
Income before Provision for Income Taxes	127.2	2.3	179.1	3.1
Provision for income taxes	(34.0)	(0.6)	(48.7)	(0.9)
Net Income	93.2	1.7	130.4	2.2
Net income attributable to noncontrolling interests	(0.2)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$93.0	1.7%	$130.1	2.2%

Net sales decreased to $5,414.1 million for the nine months ended September 30, 2020, compared to $5,707.2 million for the nine months ended September 30, 2019, a decrease of $293.1 million, or 5.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets decreased by 6.0%, 3.2%, and 5.3%, respectively, for the nine months ended September 30, 2020, compared to the same nine-month period of 2019.

Gross margin decreased $55.3 million, or 5.1%, to $1,028.9 million from $1,084.2 million primarily due to decreased net sales for the nine months ended September 30, 2020, compared to the same period of 2019.  Our gross margin as a percentage of net sales was 19.0% for the nine months ended September 30, 2020 and 2019.

SG&A expenses decreased $29.3 million, or 3.4%, to $821.7 million, for the nine months ended September 30, 2020, compared to $851.0 million for the nine months ended September 30, 2019, due primarily to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic for the nine months ended September 30, 2020.  SG&A expenses as a percentage of net sales were 15.2% for the nine months ended September 30, 2020, up from 14.9% for the nine months ended September 30, 2019.

Depreciation and amortization for the nine months ended September 30, 2020 increased $1.9 million, or 5.0%, to $39.6 million from $37.7 million for the same nine-month period in 2019, due to an increase in property, at cost. Total property, at cost, at September 30, 2020 was $1,036.2 million, an increase of $29.3 million, or 2.9%, when compared to total property, at cost, at September 30, 2019 of $1,006.9 million. Depreciation and amortization as a percentage of net sales remained consistent at 0.7% for the nine months ended September 30, 2020 and 2019.

Non-operating expenses increased $22.6 million to $41.4 million for the nine months ended September 30, 2020, compared to $18.8 million for the same period of 2019. The increase was due to an increase in non-service cost components of net periodic benefit costs of $24.5 million offset by a decrease in interest expense, net of $1.9 million for the nine months ended September 30, 2020, compared to the same nine-month period in 2019. The increase in non-service cost components of net periodic benefit costs was primarily due to a non-cash pension settlement charge of $17.7 million recognized in the third quarter of 2020. The decrease in interest expense, net was due to lower interest rates for the nine months ended September 30, 2020, compared to the same nine-month period in 2019.

Income before provision for income taxes totaled $127.2 million for the nine months ended September 30, 2020, a decrease of $51.9 million, or 29.0%, from $179.1 million for the nine months ended September 30, 2019. The decrease was primarily due to our decrease in gross margin outpacing our decrease in SG&A expenses, and the non-cash pension settlement charge of $17.7 million recognized in the third quarter of 2020.

Our total provision for income taxes decreased $14.7 million, or 30.2%, to $34.0 million for the nine months ended September 30, 2020, compared to $48.7 million for the same period in 2019.  The decrease in our provision for income taxes year over year resulted from decreased pretax income from reduced business activity. Our year-to-date effective tax rate was 26.7% for the nine months ended September 30, 2020, compared to 27.2% for 2019. The effective tax rate for the nine months ended September 30, 2020 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes. The CARES Act did not materially impact the provision for income taxes or the effective tax rate for the nine months ended September 30, 2020.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2020 decreased $37.1 million, or 28.5%, to $93.0 million from $130.1 million for the nine months ended September 30, 2019.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, pay dividends, make benefit payments, finance technology needs, fund acquisitions and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit.  Capital expenditures have been financed primarily with cash from working capital management and short-term bank lines of credit.

Our cash and cash equivalents at September 30, 2020 were $217.0 million, compared to $60.8 million at December 31, 2019, an increase of $156.2 million, or 256.9%. Cash on hand at September 30, 2020 is reflective of improved cash flows from operations as a result of effective working capital management, and additional short-term borrowings in an abundance of caution in light of the pandemic. Short-term borrowings decreased by $13.0 million, or 9.4%, to $125.0 million at September 30, 2020 from $138.0 million at December 31, 2019. Current assets exceeded current liabilities by $669.1 million at September 30, 2020, an increase of $85.4 million, or 14.6%, from $583.7 million at December 31, 2019.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2020 was $215.1 million, compared to cash provided by operating activities of $177.7 million for the nine months ended September 30, 2019, an increase of $37.4 million, or 21.0%. Cash provided by operating activities for the nine months ended September 30, 2020 was primarily attributable to net income of $93.2 million, a decrease in merchandise inventory levels of $82.5 million and an increase in trade accounts payable of $42.8 million during the nine months ended September 30, 2020, partially offset by a decrease in accrued payroll and benefit costs of $51.6 million from December 31, 2019 to September 30, 2020.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2020 improved modestly compared to the same nine-month period ended September 30, 2019. The days in inventory increased modestly for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Investing Activities

Net cash used by investing activities totaled $25.1 million for the nine months ended September 30, 2020, compared to net cash used by investing activities of $21.2 million for the same nine-month period in 2019, an increase of $3.9 million. The increase was due to higher capital expenditures in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2020 totaled $33.8 million, compared to net cash used by financing activities of $145.8 million for the nine months ended September 30, 2019, a decrease of $112.0 million. The decrease was primarily due to net payments on short-term borrowings of $13.0 million during the nine months ended September 30, 2020, compared to net payments made on short-term borrowings of $125.0 million in the same nine-month period in 2019.

Liquidity

Our cash and cash equivalents at September 30, 2020 were $217.0 million, compared to $60.8 million at December 31, 2019. We also had a $750.0 million committed revolving credit facility with $624.6 million in available capacity at September 30, 2020, compared to available capacity of $611.5 million at December 31, 2019. At September 30, 2020 and December 31, 2019, we also had two uncommitted $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. In July 2020, we amended our uncommitted $100.0 million private placement shelf agreement with PGIM, Inc. (“the Prudential Shelf Agreement”) to extend the issuance period to August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of September 30, 2020 and December 31, 2019. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1.

We had total letters of credit of $6.3 million outstanding at September 30, 2020, of which $0.4 million was issued under the revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

A pandemic, epidemic or other public health emergency, such as the current outbreak of coronavirus disease 2019 (COVID-19), could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

Although we are a company operating as an essential business supporting critical infrastructure, as defined by the U.S. Department of Homeland Security, and continue to operate across our footprint consistent with federal guidelines and with state and local orders to date, COVID-19 has negatively impacted on our net sales, operations, supply chain, transportation networks and customers and is expected to have further negative impacts on these aspects of our business. Preventative and precautionary measures that governments take or reinstate, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures that we and our customers are taking may reduce our gross margin. Continued progression of the COVID-19 outbreak increases the risk of further slowdowns in construction activities and related permitting and material delivery delays.

A continued economic downturn resulting from the COVID-19 epidemic and related response would adversely affect demand for the products and services we provide to our customers. If our customers are directly impacted by business curtailments or weak market conditions, this may result in higher than expected bad debt losses, which could impact our results of operations and our cash flows from operating activities. In the event that our operating performance or that of our suppliers were to decline, our vendor allowances would also be reduced, which would negatively impact our results of operation and our financial condition. We continue to carefully monitor both our customers and suppliers for signs of deterioration in their financial condition.

While we expect this matter to continue to negatively impact our results of operations, cash flows and financial position until the COVID-19 related effects moderate, the current level of uncertainty over the continued economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At September 30, 2020, approximately 83% of the common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2020	40,021	$20.00	N/A
August 1 - August 31, 2020	107,154	$20.00	N/A
September 1 - September 30, 2020	74,350	$20.00	N/A
Total	221,525	$20.00	N/A

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

10

Amendment No. 3 to Private Shelf Agreement, dated July 29, 2020, between the Company and PGIM, Inc., filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 000-00255), and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

November 2, 2020	/s/ KATHLEEN M. MAZZARELLA
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

November 2, 2020	/s/ SCOTT S. CLIFFORD
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)