Form 10-K
period 2020-12-31
GRAYBAR ELECTRIC CO INC
filed 2021-03-10
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2020, was $448,073,240.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 83.2% of the outstanding shares of Common Stock was held of record by five Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2021 was 22,909,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2020 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2020, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; the ongoing impact of the coronavirus (COVID-19) pandemic; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

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

Through a network of 292 locations across the United States and Canada, we serve approximately 146,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute over one million products purchased from approximately 4,200 manufacturers and suppliers. We purchase all of the products we sell from others, and we neither manufacture nor contract to manufacture any products we sell.

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

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial & utility verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 35% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2020. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

The other verticals we serve are CIG and industrial & utility. The CIG vertical includes a broad range of commercial office, warehouse, and retail facilities, federal, state, and local governmental agencies, and the education and health care sectors. The industrial & utility vertical includes customers and products for MRO, OEM, broadband utility and electrical transmission and distribution infrastructure.

Products and Suppliers

We distribute over one million products purchased from approximately 4,200 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% of customer orders from this on-hand inventory in 2020 and 2019.

Approximately 50% of the products we sold during 2020 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Fittings
• LED Fixtures	• Fluorescent Lighting
• Distribution Equipment	• Wiring Devices
• Telecommunications Material	• Fasteners
• Communication Wire and Cable	• Enclosures
• Conduit and Tray	• LED, Incandescent and Fluorescent Lamps
• Data Connectivity	• Electronic Equipment
• Automation and Controls	• Miscellaneous MRO Products
• Data Cables and Data Cords

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some districts have sales offices that do not carry inventory.  In addition, we have twenty regional distribution centers containing inventories of both standard and specialized products.  The regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

Human Capital

At December 31, 2020, we employed approximately 8,200 people on a full-time basis, of which approximately 4,100 people were in sales capacities. Approximately 1% of our employees were covered by union contracts.  We have not had a material work stoppage and consider our relations with our employees to be good.

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

A pandemic, epidemic or other public health emergency, such as the current outbreak of coronavirus disease 2019 (COVID-19), could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows. Although we are a company operating as an essential business supporting critical infrastructure, as defined by the U.S. Department of Homeland Security, and continue to operate across our footprint consistent with federal guidelines and with state and local orders to date, COVID-19 has negatively impacted on our net sales, operations, supply chain, transportation networks and customers and is expected to have further negative impacts on these aspects of our business. Preventative and precautionary measures that governments take or reinstate, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures that we and our customers are taking may reduce our gross margin. The ongoing pandemic, and a meaningful expansion in its duration or scope, including the continued emergence of new strains of COVID-19, will increase the risk of further slowdowns in construction activities, resulting in reduced demand for the products and services we provide our customers.

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

More specifically, with respect to asbestos litigation, as of December 31, 2020, 3,424 individual cases and 67 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Compliance with changing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to governmental regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, public health, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption, environmental regulation, electronic contracts, communications and marketing, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us. These regulatory and customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. The number of facilities, excluding the twenty regional distribution centers, in a district varies from ten to twenty-two and totals 218 for all districts.  The facilities range in size from 800 to 136,000 square feet, with the average being approximately 30,000 square feet.  We own 115 of these facilities and lease 103 of them for varying terms, with the majority having a remaining lease term of less than five years.

We also have twenty regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Eleven of the twenty regional distribution centers are owned and the other nine are leased.  The remaining lease terms on the leased regional distribution centers are between one and eight years.

We also have three U.S. subsidiaries with seven owned facilities and fifteen leased distribution facilities. The leased facilities have remaining lease terms between one and seven years. The facilities range in size from 1,000 to 42,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2021, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	50	Senior Vice President and Chief Financial Officer, June 2019 to present; Senior Vice President - Supply Chain Management, February 2015 to May 2019.
D. E. DeSousa	62	Senior Vice President, General Manager, August 2020 to present, Vice President, Western Region, May 2017 to July 2020, Vice President - Corporate Development, August 2014 to April 2017.
M. W. Geekie	59	Senior Vice President, Secretary and General Counsel, August 2008 to present.
R. R. Harwood	64	Senior Vice President and Chief Strategy Officer, June 2019 to present; Senior Vice President and Chief Financial Officer, January 2013 to May 2019.
W. P. Mansfield	58	Senior Vice President - Marketing, May 2017 to present; Senior Vice President - Sales and Marketing, April 2014 to April 2017.
D. G. Maxwell	62	Senior Vice President - Sales, May 2017 to present; Regional Vice President, January 2015 to April 2017.
K. M. Mazzarella	60	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
B. L. Propst	51	Senior Vice President - Human Resources, June 2009 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2020, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2020, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2020	65,447	$20.00	N/A
November 1 to November 30, 2020	39,874	$20.00	N/A
December 1 to December 31, 2020	57,047	$20.00	N/A
Total	162,368	$20.00	N/A

Capital Stock at December 31, 2020
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,409	18,699,421
Common Stock	1,689	3,904,998
Total	7,098	22,604,419

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2020	2019
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	3.10	4.10
Total	$4.00	$5.00

On December 12, 2019, our Board of Directors declared a 5% stock dividend to shareholders of record on December 16, 2019. Shares representing this dividend were issued on February 7, 2020.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2019 and 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, Part II., Item 7. filed with the SEC on March 12, 2020.

Business Overview

Our net sales for the year ended December 31, 2020 were impacted by the COVID-19 pandemic (the “pandemic”), which has contributed to ongoing volatility and instability in the financial markets and overall economy. With effective expense and cash flow management, we were able to mitigate the impact of the pandemic on our operating results, which enabled us to continue investing in strategic priorities focused on growth and productivity.

Net sales for the year ended December 31, 2020 declined $258.2 million, or 3.4%, to $7,265.7 million, compared to $7,523.9 million for the year ended December 31, 2019. Our selling, general, and administrative (“SG&A”) expenses decreased $61.0 million, or 5.3%, to $1,098.9 million for the year ended December 31, 2020 from $1,159.9 million for the year ended December 31, 2019. The decrease was primarily due to lower compensation and benefit-related costs and lower travel and entertainment expenses resulting from our response to the pandemic. As a result of our actions, our income from operations increased a modest $1.2 million, or 0.5%, to $224.8 million for the year ended December 31, 2020, from $223.6 million for the same twelve-month period last year.

Our non-operating expenses increased $34.8 million to $58.5 million for the year ended December 31, 2020 from $23.7 million for the same period last year. The increase was primarily due to a non-cash pension settlement charge of $27.7 million that we recognized in 2020 because the cost of all settlements during the year was greater than the sum of the service and interest cost components of the annual net periodic pension cost.

As a result, our net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2020 decreased by $22.7 million, or 15.7%, to $121.8 million for the year ended December 31, 2020 compared to $144.5 million for the same twelve-month period last year.

In this uncertain business environment, we remain focused on protecting our company and those we serve from potential risks, while we identify and pursue new opportunities for growth. We expect continued economic instability over the next several months due to the ongoing disruption caused by the pandemic. Because our business operations are producing positive results and our financial condition remains strong, we believe Graybar is positioned to successfully navigate this challenging economic environment.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$7,265.7	100.0%	$7,523.9	100.0%	$7,202.5	100.0%
Cost of merchandise sold	(5,896.2)	(81.2)	(6,094.9)	(81.0)	(5,821.6)	(80.8)
Gross Margin	1,369.5	18.8	1,429.0	19.0	1,380.9	19.2
Selling, general and administrative expenses	(1,098.9)	(15.1)	(1,159.9)	(15.4)	(1,125.0)	(15.6)
Depreciation and amortization	(52.8)	(0.7)	(50.5)	(0.7)	(49.6)	(0.7)
Other income, net	7.0	0.1	5.0	0.1	3.4	—
Income from Operations	224.8	3.1	223.6	3.0	209.7	2.9
Non-operating expenses	(58.5)	(0.8)	(23.7)	(0.3)	(30.6)	(0.4)
Income before Provision for Income Taxes	166.3	2.3	199.9	2.7	179.1	2.5
Provision for income taxes	(44.2)	(0.6)	(55.0)	(0.7)	(35.4)	(0.5)
Net Income	122.1	1.7	144.9	2.0	143.7	2.0
Net income attributable to noncontrolling interests	(0.3)	—	(0.4)	—	(0.4)	—
Net Income attributable to Graybar Electric Company, Inc.	$121.8	1.7%	$144.5	2.0%	$143.3	2.0%

2020 Compared to 2019

Net sales totaled $7,265.7 million for the year ended December 31, 2020, compared to $7,523.9 million for the year ended December 31, 2019, a decrease of $258.2 million, or 3.4%.  For the year ended December 31, 2020, net sales in our construction, CIG, and industrial & utility verticals decreased by 3.9%, 2.2%, and 4.0%, respectively, compared to the year ended December 31, 2019.

Gross margin decreased $59.5 million, or 4.2%, to $1,369.5 million for the year ended December 31, 2020, from $1,429.0 million for the year ended December 31, 2019. The decrease in gross margin was primarily due to decreased net sales for the year ended December 31, 2020, compared to the year ended December 31, 2019. Our gross margin rate was 18.8% for the year ended December 31, 2020, compared to 19.0% for the year ended December 31, 2019.

SG&A expenses decreased $61.0 million, or 5.3%, to $1,098.9 million for the year ended December 31, 2020, compared to $1,159.9 million for the year ended December 31, 2019, mainly due to lower compensation and benefit-related costs and lower travel and entertainment expenses as a result of our response to the pandemic. SG&A expenses as a percentage of net sales were 15.1% for the year ended December 31, 2020, compared to 15.4% for the year ended December 31, 2019.

Depreciation and amortization for the year ended December 31, 2020, increased $2.3 million, or 4.6%, to $52.8 million from $50.5 million for the year ended December 31, 2019.  Although depreciation and amortization increased, total property, at cost, at December 31, 2020 was $1,007.2 million, a decrease of $15.2 million, or 1.5%, when compared to total property, at cost, at December 31, 2019 of $1,022.4 million. Depreciation as a percentage of net sales remained consistent at 0.7% for the years ended December 31, 2020 and 2019.

Other income, net totaled $7.0 million for the year ended December 31, 2020, compared to $5.0 million for the year ended December 31, 2019.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to a gain on sale of a property classified as an asset held for sale.

Non-operating expenses increased $34.8 million to $58.5 million for the year ended December 31, 2020, from $23.7 million for the year ended December 31, 2019. The increase was due to an increase in non-service cost components of the pension net periodic benefit costs of $36.8 million offset by decreases in interest expense, net of $1.9 million and non-service cost components of other post-employment benefits expenses of $0.1 million for the year ended December 31, 2020, compared to the year ended December 31,

2019. The increase in non-service cost components of net periodic benefit costs was primarily due to a non-cash pension settlement charge of $27.7 million recognized during the year ended December 31, 2020. The decrease in interest expense, net was due to lower interest rates for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Income before provision for income taxes decreased $33.6 million, or 16.8%, to $166.3 million for the year ended December 31, 2020, compared to $199.9 million for the year ended December 31, 2019. The decrease was primarily due to lower net sales and the non-cash pension settlement charge of $27.7 million offset by lower SG&A expenses.

Our provision for income taxes decreased $10.8 million, or 19.6%, to $44.2 million for the year ended December 31, 2020 from $55.0 million for the year ended December 31, 2019.  Our effective tax rate was 26.6% for the year ended December 31, 2020, down from 27.5% for the year ended December 31, 2019. The decrease in the effective tax rate is largely due to reduced levels of nondeductible expenses as a result of the pandemic.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2020 decreased $22.7 million, or 15.7%, to $121.8 million from $144.5 million for the year ended December 31, 2019.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2020	2019	2018
Operating Activities	$301.7	$249.4	$42.1
Investing Activities	(50.4)	(39.4)	(42.3)
Financing Activities	(180.9)	(208.1)	16.3
Net Increase in Cash	$70.4	$1.9	$16.1

Our cash was $131.2 million at December 31, 2020, an increase of $70.4 million, or 115.8%, from $60.8 million at December 31, 2019. Cash on hand at December 31, 2020, is reflective of improved cash flows from operations as a result of effective working capital management. Short-term borrowings decreased by $88.0 million, or 63.8%, to $50.0 million at December 31, 2020 from $138.0 million at December 31, 2019. Current assets exceeded current liabilities by $647.4 million at December 31, 2020, an increase of $63.7 million, or 10.9%, from $583.7 million at December 31, 2019.

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2020 was $301.7 million, compared to cash flows provided by operating activities of $249.4 million for the year ended December 31, 2019. Cash provided by operations for the year ended December 31, 2020 was attributable to net income of $122.1 million adjusted for non-cash depreciation and amortization expenses of $52.8 million, non-cash operating lease expense of $33.8 million, non-cash pension settlement charge of $27.7 million, a decrease in merchandise inventory levels of $68.0 million, and an increase in trade accounts payable of $48.1 million, partially offset by a decrease in accrued payroll and benefit costs of $30.2 million.

The average number of days of sales in trade receivables for the year ended December 31, 2020 increased moderately compared to the same twelve-month period in 2019. The days in inventory increased modestly for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Investing Activities

Net cash used by investing activities was $50.4 million for the year ended December 31, 2020, compared to $39.4 million for the year ended December 31, 2019, an increase of $11.0 million, or 27.9%. The increase in cash used by investing activities was due to the acquisition of Shingle & Gibb Automation, LLC, net of cash acquired of $27.2 million, partially offset by lower capital expenditures of $12.0 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. For further discussion of the acquisition, refer to Note 17, “Acquisition”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $180.9 million for the year ended December 31, 2020, compared to net cash used by financing activities of $208.1 million for the year ended December 31, 2019, a decrease in cash used of $27.2 million, or 13.1%. This was primarily due to lower net payments on short-term borrowings and lower dividends paid during the year ended December 31, 2020, compared to the same period in 2019. Cash dividends paid totaled $90.7 million, or $4.00 per share, for the year ended December 31, 2020, compared to $107.2 million, or $5.00 per share, for the year ended December 31, 2019.

Liquidity

We had a $750.0 million amended revolving credit facility with $699.6 million in available capacity at December 31, 2020, compared to available capacity of $611.5 million at December 31, 2019. At December 31, 2020 and 2019, we also had two uncommitted, unsecured $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements was expected to allow us to issue senior promissory notes to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. In July 2020, we amended our uncommitted, unsecured $100.0 million private placement shelf agreement with PGIM, Inc. (“the Prudential Shelf Agreement”) to extend the issuance period to August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of December 31, 2020 and 2019. For further discussion related to our revolving credit facility and our Shelf Agreements, refer to Note 12, "Debt", of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had short-term borrowings of $50.0 million and $138.0 million outstanding at December 31, 2020 and 2019, respectively. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under our amended revolving credit facility. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under our amended revolving credit facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2020:

	Payments due by period
Contractual obligations	Total	2021	2022 and 2023	2024 and 2025	After 2025
Finance lease obligations	$9.5	$2.8	$3.6	$2.2	$0.9
Operating lease obligations	136.0	34.3	55.5	30.5	15.7
Purchase obligations	1,185.8	1,180.8	5.0	—	—
Total	$1,331.3	$1,217.9	$64.1	$32.7	$16.6

Finance and operating lease obligations consist of both principal and interest payments. There were no long-term debt obligations, other than finance lease obligations, at December 31, 2020.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $199.8 million of accrued, unfunded pension obligations, $89.6 million of accrued, unfunded employment-related benefit obligations, of which $80.9 million is related to our postretirement benefit plan, and $1.7 million in contingent payments for uncertain tax positions because it is not certain when these obligations will be settled or paid.

We expect to make contributions totaling approximately $40.0 million to our defined benefit pension plan and fund $1.6 million for nonqualified pension benefits during 2021 that are not included in the table. We contributed $40.0 million to our defined benefit pension plan and funded $1.8 million for nonqualified benefits in 2020.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.62%	3.38%	2.22%	3.19%
Expected return on plan assets	5.50%	5.75%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2020, was approximately 71% fixed income investments, 17% equity securities and 12% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2020 pension expense by approximately $6.0 million. Our expected long-term rate of return on plan assets assumption will decrease to 5.00% for fiscal year 2021.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2020 and the pension liability as of December 31, 2020 would have increased pension expense by $14.4 million in 2020 and the pension liability by $119.7 million at December 31, 2020.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million in 2020 and the postretirement benefits liability by $6.0 million at December 31, 2020.

Merchandise Inventory

We value our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2020, 2019 and 2018, there were no material differences between our estimated reserve levels and actual write-offs.

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

Based on $50.0 million in variable-rate debt outstanding at December 31, 2020, a one percentage point increase in interest rates would increase our interest expense by $0.5 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2020
Debt Instruments	2021	2022	2023	2024	2025	After 2026	Total	Fair Value

Long-term, fixed-rate debt	$2.3	$1.8	$1.2	$1.2	$0.8	$0.7	$8.0	$6.7
Weighted-average interest rate	5.03%	5.54%	6.63%	7.26%	8.04%	12.95%

Short-term, variable-rate borrowings	$50.0	$—	$—	$—	$—	$—	$50.0	$50.0
Weighted-average interest rate	1.15%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2020.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2020, the Company’s aggregate defined benefit pension obligation was $921.8 million and exceeded the fair value of pension plan assets of $722.0 million, resulting in an unfunded defined benefit pension obligation of $199.8 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

Auditing the defined benefit pension obligation was complex and required the involvement of actuarial specialists due to the judgmental nature of the actuarial assumptions (e.g., discount rate and expected return on plan assets) used in the Company’s measurement process. These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

To test the defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from the prior year, due to the change in service costs, interest costs, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved a specialist to assist in evaluating management’s methodology for determining the actuarial assumptions used to measure the defined benefit pension obligation, including evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. To evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

St. Louis, MO

March 10, 2021

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2020	2019	2018
Net Sales	$7,265.7	$7,523.9	$7,202.5
Cost of merchandise sold	(5,896.2)	(6,094.9)	(5,821.6)
Gross Margin	1,369.5	1,429.0	1,380.9
Selling, general and administrative expenses	(1,098.9)	(1,159.9)	(1,125.0)
Depreciation and amortization	(52.8)	(50.5)	(49.6)
Other income, net	7.0	5.0	3.4
Income from Operations	224.8	223.6	209.7
Non-operating expenses	(58.5)	(23.7)	(30.6)
Income before Provision for Income Taxes	166.3	199.9	179.1
Provision for income taxes	(44.2)	(55.0)	(35.4)
Net Income	122.1	144.9	143.7
Net income attributable to noncontrolling interests	(0.3)	(0.4)	(0.4)
Net Income attributable to Graybar Electric Company, Inc.	$121.8	$144.5	$143.3
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$5.38	$6.41	$6.37

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2020	2019	2018
Net Income	$122.1	$144.9	$143.7
Other Comprehensive Income (Loss)
Foreign currency translation	2.8	4.8	(8.1)
Pension and postretirement benefits liability adjustments (net of tax of $(0.5), $5.2, and $(6.1), respectively)	1.3	(15.0)	17.6
Total Other Comprehensive Income (Loss)	4.1	(10.2)	9.5
Comprehensive Income	$126.2	$134.7	$153.2
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.5	0.5	0.1
Comprehensive Income attributable to Graybar Electric Company, Inc.	$125.7	$134.2	$153.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2020	2019
ASSETS
Current Assets
Cash and cash equivalents			$131.2	$60.8
Trade receivables (less allowances of $6.9 and $6.2, respectively)			1,109.0	1,096.6
Merchandise inventory			588.5	654.2
Other current assets			56.6	51.7
Total Current Assets			1,885.3	1,863.3
Property, at cost
Land			78.9	79.6
Buildings			504.5	505.5
Furniture and fixtures			255.7	250.4
Software			153.5	168.6
Finance leases			14.6	18.3
Total Property, at cost			1,007.2	1,022.4
Accumulated depreciation and amortization			(600.6)	(597.2)
Net Property			406.6	425.2
Operating Lease Right-of-use Assets			118.8	117.5
Other Non-current Assets			140.5	111.7
Total Assets			$2,551.2	$2,517.7
LIABILITIES
Current Liabilities
Short-term borrowings			$50.0	$138.0
Current portion of long-term debt			2.3	3.8
Trade accounts payable			884.1	832.3
Accrued payroll and benefit costs			121.7	151.1
Other accrued taxes			44.2	24.7
Current operating lease liabilities			31.2	28.6
Other current liabilities			104.4	101.1
Total Current Liabilities			1,237.9	1,279.6
Postretirement Benefits Liability			74.1	69.4
Pension Liability			197.9	164.6
Long-term Debt			5.7	7.8
Non-current Operating Lease Liabilities			95.9	96.2
Other Non-current Liabilities			4.7	2.3
Total Liabilities			1,616.2	1,619.9
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2020	2019
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,755,472	18,665,064
Issued to shareholders	3,905,994	3,872,159
In treasury, at cost	(57,047)	(62,700)
Outstanding Common Stock	22,604,419	22,474,523	452.1	449.5
Common shares subscribed	1,052,817	997,275	21.1	19.9
Less subscriptions receivable	(1,052,817)	(997,275)	(21.1)	(19.9)
Retained Earnings			725.1	694.0
Accumulated Other Comprehensive Loss			(246.7)	(250.6)
Total Graybar Electric Company, Inc. Shareholders’ Equity			930.5	892.9
Noncontrolling Interests			4.5	4.9
Total Shareholders’ Equity			935.0	897.8
Total Liabilities and Shareholders’ Equity			$2,551.2	$2,517.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2020	2019	2018
Cash Flows from Operating Activities
Net Income	$122.1	$144.9	$143.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52.8	50.5	49.6
Non-cash operating lease expense	33.8	30.1	—
Deferred income taxes	(10.2)	(3.7)	3.4
Net gains on disposal of assets	(3.0)	(1.5)	—
Losses on impairment of assets	0.3	0.3	0.3
Non-cash pension settlement charge	27.7	—	—
Net income attributable to noncontrolling interests	(0.3)	(0.4)	(0.4)
Changes in assets and liabilities:
Trade receivables	(5.2)	92.2	(125.4)
Merchandise inventory	68.0	4.5	(101.9)
Other current assets	(4.9)	2.4	2.1
Other non-current assets	(1.1)	(1.7)	(9.0)
Trade accounts payable	48.1	(62.8)	59.7
Accrued payroll and benefit costs	(30.2)	(7.1)	38.8
Other current liabilities	25.1	5.8	5.6
Other non-current liabilities	(21.3)	(4.1)	(24.4)
Total adjustments to net income	179.6	104.5	(101.6)
Net cash provided by operating activities	301.7	249.4	42.1
Cash Flows from Investing Activities
Proceeds from disposal of property	7.9	3.7	0.7
Capital expenditures for property	(31.1)	(43.1)	(43.0)
Acquisition of business, net of cash acquired	(27.2)	—	—
Net cash used by investing activities	(50.4)	(39.4)	(42.3)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(88.0)	(97.0)	65.4
Principal payments under finance arrangements	(3.9)	(3.7)	(4.0)
Sales of common stock	19.1	18.5	17.8
Purchases of common stock	(16.5)	(19.2)	(15.7)
Sales of noncontrolling interests’ common stock	—	0.8	—
Purchases of noncontrolling interests’ common stock	(0.9)	(0.3)	(0.3)
Dividends paid	(90.7)	(107.2)	(46.9)
Net cash (used) provided by financing activities	(180.9)	(208.1)	16.3
Net Increase in Cash	70.4	1.9	16.1
Cash, Beginning of Year	60.8	58.9	42.8
Cash, End of Year	$131.2	$60.8	$58.9
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$0.3	$2.0	$3.1
Acquisitions of assets under operating leases	$35.3	$55.9	$—
Acquisition of software and maintenance under financing arrangement	$—	$—	$5.0

Cash Paid During the Year for:
Interest, net of amounts capitalized	$3.8	$6.1	$6.3
Income taxes, net of refunds	$55.3	$60.7	$38.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2017	$387.7	$619.9	$(250.1)	$4.1	$761.6
Net income		143.3		0.4	143.7
Other comprehensive income (loss)			9.8	(0.3)	9.5
Adoption of ASC 606, net of tax		0.8			0.8
Stock issued	17.8				17.8
Stock purchased	(15.7)			(0.3)	(16.0)
Dividends declared	39.0	(85.9)			(46.9)
Balance, December 31, 2018	$428.8	$678.1	$(240.3)	$3.9	$870.5
Net income		144.5		0.4	144.9
Other comprehensive (loss) income			(10.3)	0.1	(10.2)
Stock issued	18.5			0.8	19.3
Stock purchased	(19.2)			(0.3)	(19.5)
Dividends declared	21.4	(128.6)			(107.2)
Balance, December 31, 2019	$449.5	$694.0	$(250.6)	$4.9	$897.8
Net income		121.8		0.3	122.1
Other comprehensive income			3.9	0.2	4.1
Stock issued	19.1				19.1
Stock purchased	(16.5)			(0.9)	(17.4)
Dividends declared		(90.7)			(90.7)
Balance, December 31, 2020	$452.1	$725.1	$(246.7)	$4.5	$935.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2020 and 2019 and

for the Years Ended December 31, 2020, 2019, and 2018

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

Principles of Consolidation

The consolidated financial statements include the accounts of Graybar and its subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company are in subsidiaries owned by the Company and are accounted for and reported as noncontrolling interests.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Subsequent Events

We have evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the Commission.  No material subsequent events have occurred since December 31, 2020 that require recognition or disclosure in our financial statements.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of gross sales for the years ended December 31, 2020, 2019, and 2018.  Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

Outgoing Freight Expenses

We record 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $68.8 million, $68.5 million, and $65.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduced new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and required a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods presented prior to the adoption date are not adjusted.

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

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We adopted this Update as of December 31, 2020. The adoption did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications, which is applicable to Graybar, can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. We have evaluated the impact of the adoption of the Update on our contracts and our consolidated financial statements. We do not engage in hedging transactions and we anticipate that our few impacted contracts will continue to use LIBOR until December 31, 2021. As such, we currently believe this Update will not have a material impact on our contracts and our consolidated financial statements.

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

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Construction	58.1%	58.4%	58.2%
CIG	26.8	26.5	26.2
Industrial & Utility	15.1	15.1	15.6
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years’ information to conform to the December 31, 2020 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2020 and 2019. In addition, for the years ended December 31, 2020, 2019 and 2018, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. CASH DISCOUNTS AND DOUBTFUL ACCOUNTS

The following table summarizes the activity in the allowances for cash discounts and doubtful accounts:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2020
Allowance for cash discounts	$2.2	$35.1	$(34.4)	$2.9
Allowance for doubtful accounts	4.0	2.6	(2.6)	4.0
Total	$6.2	$37.7	$(37.0)	$6.9

For the Year Ended December 31, 2019
Allowance for cash discounts	$2.2	$35.8	$(35.8)	$2.2
Allowance for doubtful accounts	3.7	7.0	(6.7)	4.0
Total	$5.9	$42.8	$(42.5)	$6.2

For the Year Ended December 31, 2018
Allowance for cash discounts	$2.0	$33.2	$(33.0)	$2.2
Allowance for doubtful accounts	4.0	2.9	(3.2)	3.7
Total	$6.0	$36.1	$(36.2)	$5.9

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 89% and 90% of the total inventories at December 31, 2020 and 2019, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $227.2 million and $186.5 million greater than reported under the LIFO method at December 31, 2020 and 2019, respectively.  In 2020, we liquidated portions of previously created LIFO layers, resulting in decreases in cost of merchandise sold of $4.1 million. We did not liquidate any portion of previously-created LIFO layers in 2019 and 2018.

Reserves for excess and obsolete inventories were $8.6 million and $9.2 million at December 31, 2020 and 2019, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $(0.6) million, $1.4 million, and $(1.4) million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Depreciation expense was $36.7 million, $36.1 million, and $37.3 million in 2020, 2019, and 2018, respectively.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. We did not have assets classified as held for sale at December 31, 2020, compared to assets held for sale of $0.1 million at December 31, 2019. During the year ended December 31, 2020, we sold assets classified as held for sale with a net book value of $4.4 million, and recorded a net gain of $3.4 million in other income, net. We did not sell any assets classified as held for sale in 2019 or 2018.

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

7. LEASES

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

The components of the lease expense for the years ended December 31, 2020 and 2019, were as follows:

	For the Years Ended December 31,
	2020	2019
Operating lease cost	$37.9	$33.9
Finance lease cost:
Amortization of right-of-use assets	2.1	2.2
Interest on lease liabilities	0.6	0.7
Total finance lease cost	2.7	2.9
Variable lease cost	10.6	9.5
Total lease cost	$51.2	$46.3

Supplemental balance sheet information at December 31, 2020 and 2019, related to leases was as follows:

	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$118.8	$117.5

Current operating lease liabilities	$31.2	$28.6
Non-current operating lease liabilities	95.9	96.2
Total operating lease liabilities	$127.1	$124.8

Finance leases:
Property, at cost	$14.6	$18.3
Accumulated depreciation and amortization	(8.1)	(9.9)
Net property	$6.5	$8.4

Current obligations of finance leases	$2.3	$2.1
Finance leases, net of current obligations	5.7	7.8
Total finance lease liabilities	$8.0	$9.9

Weighted average remaining lease term:
Operating leases	4.7 years	5.0 years
Finance leases	4.4 years	5.1 years
Weighted average discount rate:
Operating leases	2.9%	3.3%
Finance leases	7.3%	7.0%

Supplemental cash flow and other information for the years ended December 31, 2020 and 2019, related to leases was as follows:

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37.3	$33.5
Operating cash flows from finance leases	0.6	0.7
Financing cash flows from finance leases	2.2	2.1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$35.3	$55.9
Finance leases	0.3	2.0

(A) Includes $1.6 million of operating leases established on December 1, 2020 as a result of the acquisition of Shingle & Gibb Automation, LLC. See Note 17, “Acquisition”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2020, were as follows:

	December 31, 2020
	Operating Leases	Finance Leases
Future minimum lease payments
2021	$34.3	$2.8
2022	30.8	2.1
2023	24.7	1.5
2024	18.6	1.3
2025	11.9	0.9
Thereafter	15.7	0.9
Total future minimum lease payments	$136.0	$9.5
Less: imputed interest	(8.9)	(1.5)
Total lease obligation	$127.1	$8.0
Less: current obligations	(31.2)	(2.3)
Long-term lease obligation	$95.9	$5.7

8. GOODWILL AND OTHER INTANGIBLE ASSETS

In 2020, goodwill and other intangible assets increased due to the acquisition of Shingle & Gibb Automation, LLC. See Note 17, “Acquisition”, for further information.

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the years ended December 31 were as follows:

	2020	2019
Beginning balance	$30.1	$30.1
Goodwill acquired	7.0	—
Ending balance	$37.1	$30.1

As of December 31, 2020, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2020
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 14 years	$30.5	$(8.4)	$22.1
Trade name	15 to 20 years	18.2	(3.6)	14.6
Non-compete agreements	3 to 7 years	0.7	(0.3)	0.4
Other intangible assets	10 years	0.1	(0.1)	—
Total		$49.5	$(12.4)	$37.1

	As of December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.5 to 10.8 years	$16.7	$(6.7)	$10.0
Trade name	15 to 20 years	14.3	(2.8)	11.5
Non-compete agreements	3 to 5 years	0.3	(0.3)	—
Other intangible assets	10 years	0.1	(0.1)	—
Total		$31.4	$(9.9)	$21.5

We did not incur losses related to our other intangible assets during the year ended December 31, 2020. We incurred losses of $0.5 million related to our customer relationships during the year ended December 31, 2019. Amortization expense for other intangible assets was $2.5 million, $2.5 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 are as follows:

2021	$3.7
2022	3.7
2023	3.7
2024	3.6
2025	3.5
After 2025	18.9
$37.1

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2020	2019	2018
Domestic	$151.1	$185.1	$163.3
Foreign	15.2	14.8	15.8
Income before taxes	$166.3	$199.9	$179.1

	For the Years Ended December 31,
Components of Income Tax Provision	2020	2019	2018
Current expense
U.S. Federal	$38.5	$41.9	$20.5
State	11.4	12.4	6.9
Foreign	4.5	4.4	4.6
Total current expense	$54.4	$58.7	$32.0
Deferred (benefit) expense
U.S. Federal	$(7.8)	$(3.0)	$2.5
State	(2.3)	(0.8)	0.8
Foreign	(0.1)	0.1	0.1
Total deferred (benefit) expense	$(10.2)	$(3.7)	$3.4
Total income tax provision	$44.2	$55.0	$35.4

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.3	4.5	3.1
Deemed repatriation of foreign earnings	—	—	(1.0)
Effect of tax rate changes	—	—	(5.1)
Nondeductible meals and entertainment	0.5	1.4	1.4
Other, net	0.8	0.6	0.4
Effective tax rate	26.6%	27.5%	19.8%

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

Assets (Liabilities)	2020	2019
Pension	$47.2	$38.7
Operating lease liabilities	31.3	30.6
Postretirement benefits	20.8	19.6
Inventory	12.3	14.9
Other deferred tax assets	5.2	5.0
Payroll accruals	7.6	2.9
Bad debt reserves	0.8	1.0
Subtotal	125.2	112.7
Less: valuation allowances	(0.6)	(0.4)
Deferred tax assets	124.6	112.3
Fixed assets	(34.5)	(32.2)
Operating lease right-of-use assets	(29.1)	(28.7)
Other deferred tax liabilities	(4.9)	(4.5)
Computer software	(2.4)	(2.9)
Deferred tax liabilities	(70.9)	(68.3)
Net deferred tax assets	$53.7	$44.0

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2020	2019
Deferred tax assets included in other non-current assets	$54.1	$44.5
Deferred tax liabilities included in other non-current liabilities	(0.4)	(0.5)
Total	$53.7	$44.0

Operating loss and tax credit carryforwards included in net deferred tax assets at December 31 were:

	2020	2019
U.S. Federal(A)	$0.5	$0.4
State(A)	0.3	0.3
Foreign(B)	—	0.1

(A)Expires between 2023 and 2030

(B)Indefinite life

We have placed a partial valuation allowance on certain state net operating losses of less than $0.1 million and a full valuation allowance on U.S. federal tax credits of $0.5 million that are not expected to be utilized prior to expiration.

We have no material undistributed earnings of non-U.S. subsidiaries as of December 31, 2020, due to the one-time transition tax and global intangible low-taxed income (“GILTI”) provisions enacted under the Tax Cuts and Jobs Act (“TCJA”). No additional income taxes have been provided for any outside basis differences inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat GILTI as a period cost rather than accounting for it as part of deferred taxes. Due to the high-tax exception election made in 2019 and 2020, our GILTI period cost was immaterial in each year.

Our federal income tax returns for the tax years 2017 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2017 federal return will expire on October 15, 2021, unless extended by consent. Our state income tax returns for 2016 through 2020 remain subject to examination by various state authorities with the latest period closing on December 31, 2025.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2016.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The CARES Act did not have a material impact on our income tax provision for 2020.

Our unrecognized tax benefits of $1.7 million, $1.9 million, and $2.6 million as of December 31, 2020, 2019, and 2018, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Balance at January 1,	$1.9	$2.6	$2.3
Additions based on tax positions related to current year	0.2	0.2	1.1
Reductions for tax positions of prior years	(0.1)	(0.1)	(0.8)
Settlements	(0.3)	(0.8)	—
Balance at December 31,	$1.7	$1.9	$2.6

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.3 million and $0.4 million in interest and penalties at December 31, 2020 and 2019, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2020, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2020, eligible employees and qualified retirees subscribed for 1,052,817 shares totaling $21.1 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 15, 2021; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 15, 2021, in the case of shares paid for prior to January 15, 2021.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2020	824,685	830,338
2019	962,023	957,495
2018	786,754	752,825

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2020 and 2019.

On December 12, 2019, our Board of Directors declared a 5% common stock dividend.  Each shareholder was entitled to one share of common stock for every twenty shares held as of December 16, 2019. The stock was issued on February 7, 2020. On December 13, 2018, our Board of Directors declared at 10% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of December 17, 2018. The stock was issued on February 1, 2019.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 5% stock dividend declared in 2019, and a 10% stock dividend declared in 2018. The average number of shares used in computing net income per share of common stock at December 31, 2020, 2019, and 2018 was 22,642,057 shares, 22,555,240 shares, and 22,507,701 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2020	2019
Finance arrangements, various maturities, with a weighted average interest rate of 7.23%	$8.0	$11.6
Less current portion	(2.3)	(3.8)
Long-term Debt	$5.7	$7.8

Long-term Debt matures as follows:
2021	$2.3
2022	1.8
2023	1.2
2024	1.2
2025	0.8
After 2025	0.7
$8.0

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $1.3 million and $1.4 million at December 31, 2020 and 2019, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2020 and 2019, respectively.

Revolving Credit Facility

At December 31, 2020 and 2019, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the “Amended Credit Agreement”), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million.  The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

The Amended Credit Agreement contains affirmative and negative covenants customary for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, restricted payments (subject to incurrence tests, with certain exceptions, including payments under senior notes), as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we will be subject to during the term of the Amended Credit Agreement. We were in compliance with all covenants under the Amended Credit Agreement as of December 31, 2020 and 2019.

Short-term borrowings of $50.0 million and $138.0 million outstanding at December 31, 2020 and 2019, respectively, were drawn under the Amended Credit Agreement.

Short-term borrowings outstanding during the years ended December 31, 2020 and 2019 ranged from a minimum of $50.0 million and $10.0 million to a maximum of $370.0 million and $257.0 million, respectively.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2020 and 2019 amounted to approximately $191.6 million and $151.0 million at weighted-average interest rates 1.55% and 3.42%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2020 was 1.15%.

At December 31, 2020, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $699.6 million, compared to $611.5 million at December 31, 2019.

Interest expense, net was $3.6 million, $5.5 million, and $6.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Private Placement Shelf Agreements

We had an uncommitted, unsecured $100.0 million private placement shelf agreement with PGIM, Inc. (the "Prudential Shelf Agreement"), which was expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2020. In July 2020, we amended the Prudential Shelf Agreement to extend the issuance period to August 2023. Other terms of the Prudential Shelf Agreement remained unchanged. We also have an uncommitted, unsecured $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending August 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2020 and 2019.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the Metlife Shelf Agreements as of December 31, 2020 and 2019.

Letters of Credit

We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $5.6 million outstanding at December 31, 2019, of which $0.5 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2020 and 2019.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of period	$825.1	$708.8	$76.2	$72.5
Service cost	29.2	25.6	2.1	2.0
Interest cost	26.7	30.0	2.4	2.9
Actuarial loss	134.7	117.0	4.9	3.0
Benefits paid from plan assets	(2.1)	(52.3)	—	—
Benefits paid from Company assets	(1.8)	(1.7)	(5.8)	(5.8)
Plan participants' contributions	—	—	1.1	1.4
Administrative expenses paid	(3.2)	(2.3)	—	—
Plan amendments	—	—	—	0.2
Settlements	(86.8)	—	—	—
Benefit Obligation at End of Period	921.8	825.1	80.9	76.2
Change in Plan Assets:
Fair value of plan assets at beginning of period	658.4	588.3	—	—
Actual return on plan assets	115.7	114.7	—	—
Employer contributions(A)	41.8	11.7	4.7	4.4
Plan participants' contributions	—	—	1.1	1.4
Benefits paid(A)	(3.9)	(54.0)	(5.8)	(5.8)
Administrative expenses paid	(3.2)	(2.3)	—	—
Settlements	(86.8)	—	—	—
Fair Value of Plan Assets at End of Period	722.0	658.4	—	—
Unfunded Status	$199.8	$166.7	$80.9	$76.2

(A) Includes $1.8 million and $1.7 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2020 and 2019, respectively.

The accumulated benefit obligation for our Pension Plan was $844.0 million and $746.8 million at December 31, 2020 and 2019, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Current accrued benefit cost	$1.9	$2.1	$6.8	$6.8
Non-current accrued benefit cost	197.9	164.6	74.1	69.4
Net amount recognized	$199.8	$166.7	$80.9	$76.2

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Net actuarial loss	$227.9	$232.4	$13.6	$10.4
Prior service cost	—	—	0.1	0.1
Accumulated other comprehensive loss	$227.9	$232.4	$13.7	$10.5

The actuarial losses for the Pension Plan in 2020 and 2019 were primarily related to decreases in the discount rate and changes to the lump-sum interest rates used to measure the benefit obligations compared to the previous year.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.62%	3.38%	2.22%	3.19%
Rate of compensation increase	4.49%	4.36%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2020	2019	2018	2020	2019	2018
Selling, general, and administrative expenses:
Service cost	$29.2	$25.6	$28.6	$2.1	$2.0	$2.3
Total selling, general, and administrative expenses	$29.2	$25.6	$28.6	$2.1	$2.0	$2.3
Non-operating expenses:
Interest cost	26.7	30.0	27.3	2.4	2.9	2.6
Expected return on plan assets	(32.8)	(34.1)	(31.9)	—	—	—
Amortization of:
Net actuarial loss	30.2	19.1	26.5	—	0.3	0.9
Prior service cost (gain)	—	—	0.3	0.7	—	(2.0)
Settlement charge	27.7	—	—	—	—	—
Total non-operating expenses	$51.8	$15.0	$22.2	$3.1	$3.2	$1.5
Net periodic benefit cost	$81.0	$40.6	$50.8	$5.2	$5.2	$3.8

During 2020, we made lump-sum pension benefit distributions exceeding the settlement accounting threshold. A pension settlement charge is required when the cost of all settlements during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. Accordingly, we recorded a non-cash pension settlement charge of $27.7 million in non-operating expenses on our consolidated statements of income. This settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.38% / 2.72%	4.31%	3.67%	3.19%	4.16%	3.44%
Expected return on plan assets	5.50%	5.75%	5.75%	—	—	—
Rate of compensation increase	4.24%	4.36%	4.49%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.50% / 5.00%

A discount rate of 3.38% was used as of January 1, 2020 to determine the net periodic benefit cost for the Pension Plan, which was lowered to 2.72% effective September 30, 2020 for the remeasurement of the plan liability upon triggering settlement accounting. The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2020.  The rate was assumed to remain at 5.00% in 2021 and to remain at that level thereafter.

We expect to fund $1.6 million for nonqualified pension benefits during 2021. Required pension contributions under ERISA regulations are expected to be $40.0 million in 2021; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2021	$64.0	$6.9
2022	61.5	7.2
2023	63.7	7.4
2024	61.7	7.5
2025	62.1	7.4
2026 to 2030	301.8	32.8

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

Asset allocation information for the Pension Plan at December 31, 2020 and 2019 is as follows:

Investment	2020 Actual Allocation	2020 Target Allocation Range	2019 Actual Allocation	2019 Target Allocation Range
Equity securities-U.S.	7%	3-10%	6%	3-10%
Equity securities-International	10%	2-10%	9%	2-10%
Fixed income investments	66%	40-80%	68%	40-80%
Hedge funds	5%	2-8%	5%	2-8%
Private markets	4%	0-15%	4%	0-15%
Other investments	7%	0-14%	8%	0-14%
Short-term investments	1%	1-10%	—%	1-10%
Total	100%	100%	100%	100%

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

Private markets

Private markets consist of private equity investments. Private markets is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private markets do not have an actively traded market with readily observable prices. The investments are limited partnerships (“LP”) and are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, real estate, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private markets investments are classified as Level 3, other than two limited partnerships valued at the NAV of units of the funds and a real estate investment trust (“REIT”). The REIT is a commingled trust valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the private markets investments.

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

There have been no changes in the methodologies for determining fair value at December 31, 2020 or 2019.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2020 and 2019:

December 31, 2020
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$17.3	$30.6	$—	$—	$47.9
Equity securities - International	24.9	45.4	—	—	70.3
Fixed income investments	317.4	162.5	—	—	479.9
Hedge funds	36.0	—	—	—	36.0
Private markets	15.6	—	—	13.8	29.4
Other investments	22.1	21.2	—	11.4	54.7
Short-term investments	3.8	—	—	—	3.8
Total	$437.1	$259.7	$—	$25.2	$722.0

December 31, 2019
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$14.0	$26.0	$—	$—	$40.0
Equity securities - International	20.7	37.9	—	—	58.6
Fixed income investments	312.7	135.2	—	—	447.9
Hedge funds	32.0	—	—	—	32.0
Private markets	17.0	—	—	11.0	28.0
Other investments	17.7	20.4	—	11.4	49.5
Short-term investments	2.4	—	—	—	2.4
Total	$416.5	$219.5	$—	$22.4	$658.4

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2020 and 2019:

December 31, 2020
	Private Markets	Other Investments	Total
Balance, beginning of year	$11.0	$11.4	$22.4
Unrealized gains	1.0	0.6	1.6
Purchases	2.5	—	2.5
Sales	(0.7)	(0.6)	(1.3)
Balance, end of year	$13.8	$11.4	$25.2

December 31, 2019
	Private Markets	Other Investments	Total
Balance, beginning of year	$6.0	$4.4	$10.4
Realized gains	0.1	—	0.1
Unrealized gains	0.7	0.8	1.5
Purchases	4.4	6.8	11.2
Sales	(0.2)	(0.6)	(0.8)
Balance, end of year	$11.0	$11.4	$22.4

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. Effective July 1, 2019, eligible employees receive Company matching contributions beginning the first month after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense recognized by us was $3.8 million, $2.7 million, and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $46.8 million, $56.8 million, and $67.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

15. COMMITMENTS AND CONTINGENCIES

Rental expense was $40.3 million, $36.4 million, and $29.4 million in 2020, 2019, and 2018, respectively.  For future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020, refer to Note 7, “Leases”.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2020	2019
Currency translation	$(5.1)	$(7.7)
Pension liability	(227.9)	(232.4)
Postretirement benefits liability	(13.7)	(10.5)
Accumulated other comprehensive loss	$(246.7)	$(250.6)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

	2020	2019
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses(A)	$58.6	$19.4
Tax benefit	(15.1)	(5.0)
Total reclassifications for the period, net of tax	$43.5	$14.4

(A) A settlement charge of $27.7 million is included in 2020 non-operating expenses.

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

	2020			2019
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(7.7)	$(242.9)	$(250.6)	$(12.4)	$(227.9)	$(240.3)
Other comprehensive income before reclassifications	2.6	—	2.6	4.7	—	4.7
Amounts reclassified from accumulated other comprehensive loss (net of tax $(15.1) and $(5.0))	—	43.5	43.5	—	14.4	14.4
Actuarial loss, (net of tax $14.6 and $10.2)	—	(42.2)	(42.2)	—	(29.4)	(29.4)
Net current-period other comprehensive income (loss)	2.6	1.3	3.9	4.7	(15.0)	(10.3)
Ending balance December 31,	$(5.1)	$(241.6)	$(246.7)	$(7.7)	$(242.9)	$(250.6)

17. ACQUISITION

On December 1, 2020, we purchased Shingle & Gibb Automation, LLC, a leading control and automation solutions provider with a successful track record of distributing, developing, and implementing advanced industrial automation systems, for a preliminary purchase price of $27.2 million in cash, net of cash acquired. The acquisition will help Graybar accelerate growth, diversify our business, extend our reach, and enhance our profitability. The preliminary purchase price allocation resulted in $7.0 million and $18.1 million of tax deductible goodwill and other intangible assets, respectively.

Since the date of acquisition, Shingle & Gibb Automation, LLC. results are reflected in our consolidated financial statements. Pro forma results of the acquisition were not material; therefore, they are not presented.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2020 and 2019:

	2020
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,773.2	$1,763.0	$1,877.9	$1,851.6
Gross margin	$340.4	$333.3	$355.2	$340.6
Net income attributable to the Company	$21.4	$37.1	$34.5	$28.8
Net income attributable to the Company per share of common stock	$0.94	$1.64	$1.52	$1.28

	2019
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,777.8	$1,948.0	$1,981.4	$1,816.7
Gross margin	$338.7	$367.7	$377.8	$344.8
Net income attributable to the Company	$34.3	$47.0	$48.8	$14.4
Net income attributable to the Company per share of common stock(A)	$1.51	$2.08	$2.17	$0.65

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 9, 2021, our board of directors adopted the Graybar Long Term Incentive Plan, referred to below as the LTIP. The LTIP provides for cash-based bonus awards to those management or highly-compensated employees selected by our board of directors to participate in the LTIP. The purpose of the LTIP is to attract, retain and reward key employees of Graybar and our affiliates and to promote long-term growth and value creation.

On March 9, 2021, the board granted certain officers, including our named executive officers, each an award under and subject to the terms and conditions of the LTIP described below. The awards establish a three-year performance period ending on December 31, 2023 using net sales and EBITDA (as defined) growth targets. Subject to the terms and conditions of each named executive officer’s award agreement, and assuming satisfaction for calendar year 2021 of the time-based component of the awards, such officers may receive a bonus ranging from approximately twenty-three percent of, to up to four times, 2020 salary.

The following is a brief summary of the LTIP. A copy of the LTIP and form of LTIP award will be included as exhibits to our quarterly report on Form 10-Q for the quarter ending March 31, 2021. The following summary is qualified in its entirety by reference to the LTIP and form of LTIP award.

The LTIP provides for the grant of cash-based awards. Subject to the provisions of the LTIP, the board, or its designated committee, may determine the award recipients, sometimes referred to as “participants”, the payment amounts or range of payment amounts, and other terms of any such award, including, without limitation, the length of the performance period, any time-based or performance-based criteria, targets to be achieved during any performance period and the extent to which an award may be subject to forfeiture, in whole or in part. The performance-based criteria may include net sales or EBITDA growth targets and such other performance targets as the board or committee may determine.

Bonuses under the LTIP will be paid in cash in accordance with the terms of the award, which will require the participants to enter into customary restrictive covenants as a condition for eligibility. Unless otherwise provided in an award agreement, awards will be comprised of two weighted components: time-based targets and performance-based targets. The time-based bonus will be paid annually if a participant remains actively employed without demotion (as defined in the LTIP) with Graybar or its affiliates during an applicable calendar year. The performance-based targets will provide for the potential for bonus compensation based on the achievement of certain corporate performance metrics during the performance period specified under each award. Bonus payments of performance-based awards will be earned following the completion of the performance period specified in if and to the extent that corporate performance meets or exceeds the threshold for payment. A participant’s failure to comply with the restrictive covenants during a performance period will result in forfeiture of any performance-based bonus.

Participants who retire, become disabled or pass away during a performance period will receive payment of their performance bonus and the current year time-based bonus, each on a pro-rata basis based upon the number of days that they were actively employed during the performance period.

Participants who are terminated following a change of control or who terminate their services for “good reason” within 60 days following a change of control will receive payment of their bonus, assuming 100% achievement of the performance targets, on a pro-rata basis within 90 days of the termination date.

All other bonus payments will be made on or before March 15 of the year following the year the payment is earned. Performance measures will be calculated as determined by the board, which retains discretion to interpret the LTIP. All bonus payments under the LTIP will be designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2021 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2021 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

Item 15.  Exhibits and Financial Statement Schedules

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

4

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 000-00255) and incorporated herein by reference.

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

	10.2	Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2021.*

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

10.9

Amendment No. 3 to Private Shelf Agreement, dated July 29, 2020, between the Company and PGIM, Inc., filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 000-00225) and incorporated herein by reference.

10.10

Private Shelf Agreement, dated September 22, 2016, between the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC, and other MetLife affiliates, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission File No. 000-00225) and incorporated herein by reference.

10.11

Amendment No. 1 to Private Shelf Agreement, dated August 10, 2018, among the Company and Metropolitan Life Insurance Company, MetLife Investment Advisors, LLC and other MetLife affiliates, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00225) and incorporated herein by reference.

21	List of subsidiaries of the Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March 2021.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 10, 2021.

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