Form 10-Q
period 2021-03-31
GRAYBAR ELECTRIC CO INC
filed 2021-04-26
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2021: 22,814,618
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2021

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2021	2020
Net Sales	$1,900.5	$1,773.2
Cost of merchandise sold	(1,539.6)	(1,432.8)
Gross Margin	360.9	340.4
Selling, general and administrative expenses	(277.9)	(290.1)
Depreciation and amortization	(12.2)	(13.2)
Other income, net	0.5	0.6
Income from Operations	71.3	37.7
Non-operating expenses	(7.8)	(7.5)
Income before Provision for Income Taxes	63.5	30.2
Provision for income taxes	(16.2)	(8.7)
Net Income	47.3	21.5
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$47.2	$21.4
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$2.07	$0.94
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding	22.8	22.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2021	2020
Net Income	$47.3	$21.5
Other Comprehensive Income
Foreign currency translation	1.5	(9.2)
Pension and postretirement benefits liability adjustments (net of tax of $(2.3), and $(1.9), respectively)	6.6	5.5
Total Other Comprehensive Income (Loss)	8.1	(3.7)
Comprehensive Income	$55.4	$17.8
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.2	(0.2)
Comprehensive Income attributable to Graybar Electric Company, Inc.	$55.2	$18.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2021	2020
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$138.8	$131.2
Trade receivables (less allowances of $7.0 and $6.9, respectively)			1,138.4	1,109.0
Merchandise inventory			625.1	588.5
Other current assets			57.5	56.6
Total Current Assets			1,959.8	1,885.3
Property, at cost
Land			80.0	78.9
Buildings			508.3	504.5
Furniture and fixtures			256.1	255.7
Software			154.6	153.5
Finance leases			14.3	14.6
Total Property, at cost			1,013.3	1,007.2
Accumulated depreciation and amortization			(607.0)	(600.6)
Net Property			406.3	406.6
Operating Lease Right-of-use Assets			120.6	118.8
Other Non-current Assets			141.5	140.5
Total Assets			$2,628.2	$2,551.2
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$50.0
Current portion of long-term debt			2.2	2.3
Trade accounts payable			979.6	884.1
Accrued payroll and benefit costs			99.7	121.7
Other accrued taxes			44.8	44.2
Current operating lease liabilities			31.6	31.2
Other current liabilities			107.1	104.4
Total Current Liabilities			1,265.0	1,237.9
Postretirement Benefits Liability			74.0	74.1
Pension Liability			192.2	197.9
Long-term Debt			5.3	5.7
Non-current Operating Lease Liabilities			97.2	95.9
Other Non-current Liabilities			4.7	4.7
Total Liabilities			1,638.4	1,616.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2021	December 31, 2020
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,182,922	18,755,472
Issued to shareholders	3,979,373	3,905,994
In treasury, at cost	(274,887)	(57,047)
Outstanding Common Stock	22,887,408	22,604,419	457.8	452.1
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			765.4	725.1
Accumulated Other Comprehensive Loss			(238.7)	(246.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			985.6	930.5
Noncontrolling Interests			4.2	4.5
Total Shareholders’ Equity			989.8	935.0
Total Liabilities and Shareholders’ Equity			$2,628.2	$2,551.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2021	2020
Cash Flows from Operating Activities
Net Income	$47.3	$21.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12.2	13.2
Non-cash operating lease expense	8.5	8.2
Deferred income taxes	(4.4)	(1.1)
Net income attributable to noncontrolling interests	(0.1)	(0.1)
Changes in assets and liabilities:
Trade receivables	(29.4)	(41.3)
Merchandise inventory	(36.6)	7.6
Other current assets	(0.9)	(4.5)
Other non-current assets	(0.6)	(1.1)
Trade accounts payable	95.5	68.4
Accrued payroll and benefit costs	(22.0)	(49.0)
Other current liabilities	4.7	(27.6)
Other non-current liabilities	(5.5)	(6.6)
Total adjustments to net income	21.4	(33.9)
Net cash provided (used) by operating activities	68.7	(12.4)
Cash Flows from Investing Activities
Proceeds from disposal of property	0.3	—
Capital expenditures for property	(10.0)	(8.1)
Acquisition of business, net of cash acquired	(0.1)	—
Net cash used by investing activities	(9.8)	(8.1)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(50.0)	132.0
Principal payments under finance arrangements	(0.7)	(2.2)
Sales of common stock	11.1	10.5
Purchases of common stock	(4.3)	(4.2)
Purchases of noncontrolling interests’ common stock	(0.5)	(0.1)
Dividends paid	(6.9)	(6.9)
Net cash (used) provided by financing activities	(51.3)	129.1
Net Increase in Cash	7.6	108.6
Cash, Beginning of Year	131.2	60.8
Cash, End of Period	$138.8	$169.4

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.2	$0.2
Acquisitions of assets under operating leases	$10.2	$16.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2020	$452.1	$—	$725.1	$(246.7)	$4.5	$935.0
Net income			47.2		0.1	47.3
Other comprehensive income				8.0	0.1	8.1
Stock issued	10.0					10.0
Stock purchased	(4.3)				(0.5)	(4.8)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2021	$457.8	$1.1	$765.4	$(238.7)	$4.2	$989.8

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”) applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our latest Annual Report on Form 10-K.

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the three months ended March 31, 2021 and 2020. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 89% of the total inventories at March 31, 2021 and 91% at March 31, 2020. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

Goodwill

Our goodwill is not amortized, but rather tested annually for impairment.  Goodwill is reviewed annually in the fourth quarter and when circumstances or other events might indicate that impairment may have occurred.  We first perform a qualitative assessment of goodwill impairment. The qualitative assessment considers several factors including the excess fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market conditions, actual performance compared to forecasted performance, and the current business outlook. If the qualitative assessment indicates that it is more likely than not that goodwill is impaired, the reporting unit would then be quantitatively tested for impairment. If a quantitative assessment would be required, the fair value would be determined using a variety of assumptions including estimated future cash flows of the reporting unit and applicable discount rates.

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

Income Taxes

Our income tax provision is recorded in accordance with a full-year forecasted rate methodology, including discrete items in the periods in which they occur. We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the condensed consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes".

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

For certain leases, such as real estate and information technology (“IT”) equipment, we account for the lease and non-lease components as a single lease component. For all other leases, we account for the lease and non-lease components separately. We have elected as an accounting policy not to apply the recognition requirements for short-term leases. Therefore, leases with a term of twelve months or less are not recorded on the condensed consolidated balance sheets. Lease expenses associated with short-term leases are immaterial and are recorded in the condensed consolidated statements of income in selling, general and administrative expenses. Additionally, for certain vehicle leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications, which is applicable to Graybar, can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. We have evaluated the impact of the adoption of the Update on our contracts and our consolidated financial statements. We do not engage in hedging transactions and we anticipate that our few impacted contracts will continue to use LIBOR until at least December 31, 2021. As such, we currently believe this Update will not have a material impact on our contracts and our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Construction	58.5%	57.8%
CIG	25.7	26.6
Industrial & Utility	15.8	15.6
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the March 31, 2021 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020. In addition, for the three months ended March 31, 2021 and 2020, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $16.2 million for the three months ended March 31, 2021. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the three months ended March 31, 2021 was 25.5%.

Our unrecognized tax benefits of $1.7 million at both March 31, 2021 and December 31, 2020, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.4 million and $0.3 million in interest and penalties at March 31, 2021 and December 31, 2020, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. At this point we do not believe that these changes will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

Our federal income tax returns for the tax years 2017 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2017 federal return will expire on October 15, 2021. Our state income tax returns for 2016 through 2020 remain subject to examination by various state authorities with the latest period closing on December 31, 2025.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2016.

5. DEBT

Revolving Credit Facility

At March 31, 2021 and December 31, 2020, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Amended Credit Agreement as of March 31, 2021 and December 31, 2020.

There were no short-term borrowings under the Amended Credit Agreement at March 31, 2021, compared to $50.0 million of short-term borrowings at December 31, 2020.

Short-term borrowings outstanding during the three months ended March 31, 2021 ranged from a minimum of $0.0 million to a maximum of $50.0 million. Short-term borrowings outstanding during the three months ended March 31, 2020 ranged from a minimum of $55.0 million to a maximum of $270.0 million.

At March 31, 2021, we had unused lines of credit under the Amended Credit Agreement amounting to $749.6 million available, compared to $699.6 million at December 31, 2020.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.2 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $100.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. We also have an uncommitted, unsecured $100.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife that becomes a party to the agreement (collectively, "MetLife"). The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending in August 2021.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2021 and December 31, 2020.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2021 and December 31, 2020.

Letters of Credit

We had total letters of credit of $6.3 million outstanding at both March 31, 2021 and December 31, 2020, of which $0.4 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Our funding policy is to make contributions to the Pension Plan, provided that the total annual contributions will not be less than the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Pension Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan.

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2021 and December 31, 2020.

The net periodic benefit cost for the three months ended March 31, 2021 and 2020 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2021	2020	2021	2020
Selling, general and administrative expenses:
Service cost	$7.6	$7.2	$0.6	$0.5
Total selling, general and administrative expenses	$7.6	$7.2	$0.6	$0.5
Non-operating expenses:
Interest cost	$6.1	$7.0	$0.4	$0.6
Expected return on plan assets	(7.8)	(8.4)	—	—
Amortization of:
Net actuarial loss	8.6	7.2	0.3	0.2
Total non-operating expenses	$6.9	$5.8	$0.7	$0.8
Net periodic benefit cost	$14.5	$13.0	$1.3	$1.3

We made qualified and nonqualified pension contributions totaling $11.6 million during the three-month period ended March 31, 2021 and contributions totaling $11.8 million during the three-month period ended March 31, 2020. Additional contributions of $30.0 million are expected to be paid during the remainder of 2021, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2021, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.9 million for the three months ended March 31, 2021 and 2020.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2021 and December 31, 2020.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$8.9	$7.4
Tax benefit	(2.3)	(1.9)
Total reclassifications for the period, net of tax	$6.6	$5.5

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.1)	$(241.6)	$(246.7)	$(7.7)	$(242.9)	$(250.6)
Other comprehensive income (loss) before reclassifications	1.4	—	1.4	(8.9)	—	(8.9)
Amounts reclassified from accumulated other comprehensive income (net of tax $(2.3) and $(1.9))	—	6.6	6.6	—	5.5	5.5
Net current-period other comprehensive income (loss)	1.4	6.6	8.0	(8.9)	5.5	(3.4)
Ending balance March 31,	$(3.7)	$(235.0)	$(238.7)	$(16.6)	$(237.4)	$(254.0)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; the ongoing impact of the coronavirus (COVID-19) pandemic; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business Overview

Following several quarters of volatility and instability due to the COVID-19 pandemic (the “pandemic”), economic conditions showed signs of improvement in early 2021. Graybar’s performance in the first quarter reflected this positive trend. Net sales for the three months ended March 31, 2021 were $1,900.5 million, an increase of $127.3 million, or 7.2%, compared to $1,773.2 million for the three months ended March 31, 2020. Gross margin increased $20.5 million, or 6.0%, to $360.9 million for the three months ended March 31, 2021, compared to gross margin of $340.4 million for the same three-month period last year.

Income from operations increased $33.6 million, or 89.1%, to $71.3 million for the three months ended March 31, 2021, compared to $37.7 million for the three months ended March 31, 2020. Net sales growth, along with our sustained focus on managing our selling, general and administrative expenses (“SG&A”) contributed to this improvement. As a result, net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2021 was $47.2 million, an increase of $25.8 million, or 120.6%, over the first quarter of 2020.

While the overall economy appears to be recovering from the pandemic, the markets we serve may continue to be affected by variables such as supply chain constraints, raw material shortages, labor issues, and the ongoing spread of COVID-19 and its variants. Graybar remains focused on providing exceptional service to our customers, minimizing potential risks, and sustaining a strong financial position for the long term.

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Dollars	Percent	Dollars	Percent
Net Sales	$1,900.5	100.0%	$1,773.2	100.0%
Cost of merchandise sold	(1,539.6)	(81.0)	(1,432.8)	(80.8)
Gross Margin	360.9	19.0	340.4	19.2
Selling, general and administrative expenses	(277.9)	(14.6)	(290.1)	(16.4)
Depreciation and amortization	(12.2)	(0.6)	(13.2)	(0.7)
Other income, net	0.5	—	0.6	—
Income from Operations	71.3	3.8	37.7	2.1
Non-operating expenses	(7.8)	(0.4)	(7.5)	(0.4)
Income before Provision for Income Taxes	63.5	3.4	30.2	1.7
Provision for income taxes	(16.2)	(0.9)	(8.7)	(0.5)
Net Income	47.3	2.5	21.5	1.2
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$47.2	2.5%	$21.4	1.2%

Net sales increased to $1,900.5 million for the three months ended March 31, 2021, compared to $1,773.2 million for the three months ended March 31, 2020, an increase of $127.3 million, or 7.2%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 8.5%, 3.4%, and 8.7%, respectively, for the three months ended March 31, 2021, compared to the same three-month period of 2020.

Gross margin increased $20.5 million, or 6.0%, to $360.9 million from $340.4 million primarily due to increased net sales for the three months ended March 31, 2021, compared to the same period of 2020.  Our gross margin as a percentage of net sales totaled 19.0% for the three months ended March 31, 2021, compared to 19.2% for the same three-month period of 2020.

SG&A expenses decreased $12.2 million, or 4.2%, to $277.9 million, for the three months ended March 31, 2021, compared to $290.1 million for the three months ended March 31, 2020, due primarily to lower compensation costs and lower travel and entertainment expenses as a result of our continued response to the pandemic.  SG&A expenses as a percentage of net sales were 14.6% for the three months ended March 31, 2021, down from 16.4% for the three months ended March 31, 2020.

Depreciation and amortization for the three months ended March 31, 2021 decreased $1.0 million, or 7.6%, to $12.2 million from $13.2 million for the same three-month period in 2020, due to a decrease in property, at cost. Total property, at cost, at March 31, 2021 was $1,013.3 million, a decrease of $13.2 million, or 1.3%, when compared to total property, at cost, at March 31, 2020 of $1,026.5 million. Depreciation and amortization as a percentage of net sales was 0.6% for the three months ended March 31, 2021, down from 0.7% for the three months ended March 31, 2020.

Non-operating expenses increased $0.3 million to $7.8 million for the three months ended March 31, 2021, compared to $7.5 million for the same period of 2020. The increase was primarily due to an increase in non-service cost components of pension net periodic benefit costs of $1.1 million offset by a decrease in interest expense, net of $0.7 million for the three months ended March 31, 2021, compared to the same three-month period in 2020.

Income before provision for income taxes totaled $63.5 million for the three months ended March 31, 2021, an increase of $33.3 million, or 110.3%, from $30.2 million for the three months ended March 31, 2020. The increase was primarily due to our increase in gross margin and our decrease in SG&A expenses.

Our total provision for income taxes increased $7.5 million, or 86.2%, to $16.2 million for the three months ended March 31, 2021, compared to $8.7 million for the same period in 2020.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.5% for the three months ended March 31, 2021, compared to 28.8% for 2020, primarily driven by reductions in 2021 permanent adjustment limitations, state expense, and discrete tax charges. The effective tax rate for the three months ended March 31, 2021 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three-month period ended March 31, 2021 increased $25.8 million, or 120.6%, to $47.2 million from $21.4 million for the three months ended March 31, 2020.

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

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit, if necessary.  Capital expenditures have been financed primarily with cash from working capital management and short-term bank lines of credit.

Our cash and cash equivalents at March 31, 2021 were $138.8 million, compared to $131.2 million at December 31, 2020, an increase of $7.6 million, or 5.8%. Cash on hand at March 31, 2021 is reflective of improved cash flows from operations as a result of effective working capital management. As a result, we had no short-term borrowings at March 31, 2021, compared to $50.0 million at December 31, 2020. Current assets exceeded current liabilities by $694.8 million at March 31, 2021, an increase of $47.4 million, or 7.3%, from $647.4 million at December 31, 2020.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2021 was $68.7 million, compared to cash flows used by operating activities of $12.4 million for the three months ended March 31, 2020, an increase of $81.1 million. Cash provided by operating activities for the three months ended March 31, 2021 was primarily attributable to net income of $47.3 million, and an increase in trade accounts payable of $95.5 million during the three months ended March 31, 2021, partially offset by an increase in merchandise inventory levels of $36.6 million, and an increase in trade receivables of $29.4 million from December 31, 2020 to March 31, 2021.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2021 improved significantly compared to the same three-month period ended March 31, 2020. The days in inventory improved moderately for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Investing Activities

Net cash used by investing activities totaled $9.8 million for the three months ended March 31, 2021, compared to net cash used by investing activities of $8.1 million for the same three-month period in 2020, an increase of $1.7 million. The increase was primarily due to higher capital expenditures in the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2021 totaled $51.3 million, compared to net cash provided by financing activities of $129.1 million for the three months ended March 31, 2020, a decrease of $180.4 million. The decrease was primarily due to net payments on short-term borrowings of $50.0 million during the three months ended March 31, 2021, compared to net short-term borrowings of $132.0 million in the same three-month period in 2020.

Liquidity

Our cash and cash equivalents at March 31, 2021 were $138.8 million, compared to $131.2 million at December 31, 2020. We also had a $750.0 million amended committed revolving credit facility (“Amended Credit Agreement”) with $749.6 million in available capacity at March 31, 2021, compared to available capacity of $699.6 million at December 31, 2020. At March 31, 2021 and December 31, 2020, we also had two uncommitted, unsecured $100.0 million private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to Metropolitan Life Insurance Company and MetLife Investment Advisors, LLC and each other affiliate of MetLife Investment Advisors, LLC that becomes a party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2021.

We have not issued any notes under the Shelf Agreements as of March 31, 2021 and December 31, 2020. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $6.3 million outstanding at both March 31, 2021 and December 31, 2020, of which $0.4 million was issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2021, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2021	62,652	$20.00	N/A
February 1 - February 28, 2021	48,475	$20.00	N/A
March 1 - March 31, 2021	106,713	$20.00	N/A
Total	217,840	$20.00	N/A

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

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10.1	Graybar Long Term Incentive Plan*

10.2	Form of Award Agreement under Graybar Long Term Incentive Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

April 26, 2021	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2021	/s/ Scott S. Clifford
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)