Form 10-Q
period 2021-06-30
GRAYBAR ELECTRIC CO INC
filed 2021-08-05
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2021: 22,791,738
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2021

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2021	2020	2021	2020
Net Sales	$2,232.4	$1,763.0	$4,132.9	$3,536.2
Cost of merchandise sold	(1,809.6)	(1,429.7)	(3,349.2)	(2,862.5)
Gross Margin	422.8	333.3	783.7	673.7
Selling, general and administrative expenses	(297.3)	(261.2)	(575.2)	(551.3)
Depreciation and amortization	(12.2)	(13.3)	(24.4)	(26.5)
Other income, net	1.9	0.4	2.4	1.0
Income from Operations	115.2	59.2	186.5	96.9
Non-operating expenses	(7.3)	(8.6)	(15.1)	(16.1)
Income before Provision for Income Taxes	107.9	50.6	171.4	80.8
Provision for income taxes	(27.6)	(13.5)	(43.8)	(22.2)
Net Income	80.3	37.1	127.6	58.6
Net income attributable to noncontrolling interests	(0.2)	—	(0.3)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$80.1	$37.1	$127.3	$58.5
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$3.51	$1.64	$5.58	$2.58
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding	22.8	22.7	22.8	22.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2021	2020	2021	2020
Net Income	$80.3	$37.1	$127.6	$58.6
Other Comprehensive Income
Foreign currency translation	2.0	4.1	3.5	(5.1)
Pension and postretirement benefits liability adjustments (net of tax of $(2.2), $(2.0), $(4.5) and $(3.9), respectively)	6.2	5.7	12.8	11.2
Total Other Comprehensive Income	8.2	9.8	16.3	6.1
Comprehensive Income	$88.5	$46.9	$143.9	$64.7
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.2	0.4	—
Comprehensive Income attributable to Graybar Electric Company, Inc.	$88.3	$46.7	$143.5	$64.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2021	2020
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$108.3	$131.2
Trade receivables (less allowances of $7.2 and $6.9, respectively)			1,290.3	1,109.0
Merchandise inventory			732.4	588.5
Other current assets			57.4	56.6
Total Current Assets			2,188.4	1,885.3
Property, at cost
Land			81.4	78.9
Buildings			513.3	504.5
Furniture and fixtures			256.5	255.7
Software			156.1	153.5
Finance leases			14.3	14.6
Total Property, at cost			1,021.6	1,007.2
Accumulated depreciation and amortization			(614.6)	(600.6)
Net Property			407.0	406.6
Operating Lease Right-of-use Assets			121.6	118.8
Other Non-current Assets			150.8	140.5
Total Assets			$2,867.8	$2,551.2
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$50.0
Current portion of long-term debt			2.2	2.3
Trade accounts payable			1,115.6	884.1
Accrued payroll and benefit costs			100.0	121.7
Other accrued taxes			46.3	44.2
Current operating lease liabilities			32.0	31.2
Other current liabilities			131.8	104.4
Total Current Liabilities			1,427.9	1,237.9
Postretirement Benefits Liability			73.8	74.1
Pension Liability			188.0	197.9
Long-term Debt			4.8	5.7
Non-current Operating Lease Liabilities			98.6	95.9
Other Non-current Liabilities			5.2	4.7
Total Liabilities			1,798.3	1,616.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2021	December 31, 2020
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,337,561	18,755,472
Issued to shareholders	4,015,221	3,905,994
In treasury, at cost	(537,714)	(57,047)
Outstanding Common Stock	22,815,068	22,604,419	456.3	452.1
Advance Payments on Subscriptions to Common Stock			0.6	—
Retained Earnings			838.7	725.1
Accumulated Other Comprehensive Loss			(230.5)	(246.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,065.1	930.5
Noncontrolling Interests			4.4	4.5
Total Shareholders’ Equity			1,069.5	935.0
Total Liabilities and Shareholders’ Equity			$2,867.8	$2,551.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2021	2020
Cash Flows from Operating Activities
Net Income	$127.6	$58.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24.4	26.5
Non-cash operating lease expense	17.1	16.6
Deferred income taxes	(15.2)	(9.8)
Net gain on disposal of property	(1.0)	—
Net income attributable to noncontrolling interests	(0.3)	(0.1)
Changes in assets and liabilities:
Trade receivables	(179.3)	35.3
Merchandise inventory	(143.0)	59.0
Other current assets	(0.8)	(5.4)
Other non-current assets	(0.8)	(1.0)
Trade accounts payable	231.1	(10.9)
Accrued payroll and benefit costs	(21.7)	(74.4)
Other current liabilities	32.8	8.0
Other non-current liabilities	(9.7)	(10.8)
Total adjustments to net income	(66.4)	33.0
Net cash provided by operating activities	61.2	91.6
Cash Flows from Investing Activities
Proceeds from disposal of property	0.9	0.1
Capital expenditures for property	(20.6)	(16.0)
Acquisition of business, net of cash acquired	(3.8)	—
Net cash used by investing activities	(23.5)	(15.9)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(50.0)	182.0
Principal payments under finance arrangements	(1.2)	(2.8)
Sales of common stock	14.4	13.5
Purchases of common stock	(9.6)	(8.8)
Purchases of noncontrolling interests’ common stock	(0.5)	(0.7)
Dividends paid	(13.7)	(13.7)
Net cash (used) provided by financing activities	(60.6)	169.5
Net (Decrease) Increase in Cash	(22.9)	245.2
Cash, Beginning of Year	131.2	60.8
Cash, End of Period	$108.3	$306.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.2	$0.3
Acquisitions of assets under operating leases	$20.8	$30.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2020	$452.1	$—	$725.1	$(246.7)	$4.5	$935.0
Net income			47.2		0.1	47.3
Other comprehensive income				8.0	0.1	8.1
Stock issued	10.0					10.0
Stock purchased	(4.3)				(0.5)	(4.8)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2021	$457.8	$1.1	$765.4	$(238.7)	$4.2	$989.8
Net income			80.1		0.2	80.3
Other comprehensive income				8.2	—	8.2
Stock issued	3.8					3.8
Stock purchased	(5.3)				—	(5.3)
Advance payments		(0.5)				(0.5)
Dividends declared			(6.8)			(6.8)
June 30, 2021	$456.3	$0.6	$838.7	$(230.5)	$4.4	$1,069.5

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9
Net income			37.1		—	37.1
Other comprehensive income				9.6	0.2	9.8
Stock issued	3.6					3.6
Stock purchased	(4.6)				(0.6)	(5.2)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.8)			(6.8)
June 30, 2020	$453.7	$0.5	$738.8	$(244.4)	$4.2	$952.8

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the six months ended June 30, 2021 and 2020. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 90% of the total inventories at June 30, 2021 and June 30, 2020. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Construction	58.3%	58.0%	58.4%	57.9%
CIG	26.0	27.2	25.8	26.9
Industrial & Utility	15.7	14.8	15.8	15.2
Total net sales	100.0%	100.0%	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020. In addition, for the three and six months ended June 30, 2021 and 2020, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $27.6 million and $43.8 million for the three and six months ended June 30, 2021, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the six months ended June 30, 2021 was 25.6%.

Our unrecognized tax benefits of $1.7 million at both June 30, 2021 and December 31, 2020, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.4 million and $0.3 million in interest and penalties at June 30, 2021 and December 31, 2020, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for business meals for the 2021 and 2022 tax years. We do not believe that the CARES Act or subsequent stimulus packages will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

5. DEBT

Revolving Credit Facility

At June 30, 2021 and December 31, 2020, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2021 and December 31, 2020.

There were no short-term borrowings under the Amended Credit Agreement at June 30, 2021, compared to $50.0 million of short-term borrowings at December 31, 2020.

Short-term borrowings outstanding during the six months ended June 30, 2021 ranged from a minimum of $0.0 million to a maximum of $50.0 million. Short-term borrowings outstanding during the six months ended June 30, 2020 ranged from a minimum of $55.0 million to a maximum of $370.0 million.

At June 30, 2021, we had unused lines of credit under the Amended Credit Agreement amounting to $749.6 million available, compared to $699.6 million at December 31, 2020.  These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.2 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense, net was $0.4 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $100.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. We also have an uncommitted, unsecured $150.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement.

In June 2021, we amended the MetLife Shelf Agreement. The amendment among other things, increased availability under the MetLife Shelf Agreement from $100.0 million to $150.0 million, joined MetLife Investment Management Limited in substitution, and release, of Metropolitan Life Insurance Company, and extended the issuance period to June 2024. The other material terms of the MetLife Shelf Agreement remain unchanged. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2021 and December 31, 2020.

Each shelf agreement contains representations and warranties of the Company and the applicable lender, events of default and affirmative and negative covenants, customary for agreements of this type.  These covenants are substantially similar to those contained in the Amended Credit Agreement, subject to a number of exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2021 and December 31, 2020.

Letters of Credit

We had total letters of credit of $6.1 million outstanding at June 30, 2021, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2021 and December 31, 2020.

The net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2021	2020	2021	2020
Selling, general and administrative expenses:
Service cost	$7.6	$7.1	$0.5	$0.6
Total selling, general and administrative expenses	$7.6	$7.1	$0.5	$0.6
Non-operating expenses:
Interest cost	$5.8	$6.8	$0.5	$0.6
Expected return on plan assets	(7.6)	(8.0)	—	—
Amortization of:
Net actuarial loss	8.3	7.6	0.1	0.1
Total non-operating expenses	$6.5	$6.4	$0.6	$0.7
Net periodic benefit cost	$14.1	$13.5	$1.1	$1.3

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2021	2020	2021	2020
Selling, general and administrative expenses:
Service cost	$15.2	$14.3	$1.1	$1.1
Total selling, general and administrative expenses	$15.2	$14.3	$1.1	$1.1
Non-operating expenses:
Interest cost	$11.9	$13.8	$0.9	$1.2
Expected return on plan assets	(15.4)	(16.4)	—	—
Amortization of:
Net actuarial loss	16.9	14.8	0.4	0.3
Total non-operating expenses	$13.4	$12.2	$1.3	$1.5
Net periodic benefit cost	$28.6	$26.5	$2.4	$2.6

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2021 and June 30, 2020. Contributions made during the six-month periods ended June 30, 2021 and 2020 totaled $21.6 million and $21.8 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2021, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2021, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.8 million for the three months ended June 30, 2021 and 2020. Cash dividends paid were $13.7 million for the six months ended June 30, 2021 and 2020.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2021 and December 31, 2020.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$8.4	$7.7
Tax benefit	(2.2)	(2.0)
Total reclassifications for the period, net of tax	$6.2	$5.7

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$17.3	$15.1
Tax benefit	(4.5)	(3.9)
Total reclassifications for the period, net of tax	$12.8	$11.2

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(3.7)	$(235.0)	$(238.7)	$(16.6)	$(237.4)	$(254.0)
Other comprehensive income before reclassifications	2.0	—	2.0	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive income (net of tax $(2.2) and $(2.0))	—	6.2	6.2	—	5.7	5.7
Net current-period other comprehensive income	2.0	6.2	8.2	3.9	5.7	9.6
Ending balance June 30,	$(1.7)	$(228.8)	$(230.5)	$(12.7)	$(231.7)	$(244.4)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.1)	$(241.6)	$(246.7)	$(7.7)	$(242.9)	$(250.6)
Other comprehensive income (loss) before reclassifications	3.4	—	3.4	(5.0)	—	(5.0)
Amounts reclassified from accumulated other comprehensive income (net of tax $(4.5) and $(3.9))	—	12.8	12.8	—	11.2	11.2
Net current-period other comprehensive income (loss)	3.4	12.8	16.2	(5.0)	11.2	6.2
Ending balance June 30,	$(1.7)	$(228.8)	$(230.5)	$(12.7)	$(231.7)	$(244.4)

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; the ongoing impact of the coronavirus (COVID-19) pandemic; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability, to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business Overview

Graybar’s net sales for the second quarter of 2021 increased $469.4 million, or 26.6%, to $2,232.4 million, compared to $1,763.0 million for the second quarter of 2020. This was a new quarterly net sales record for the Company. Several factors contributed to this increase, including improved economic conditions, accelerated reopening of businesses and industries, and price inflation.

Gross margin for the second quarter of 2021 increased $89.5 million, or 26.9%, to $422.8 million, compared to gross margin of $333.3 million for the same three months ended June 30, 2020. While price inflation contributed to higher net sales and gross margin, our gross margin rate remained at 18.9% for the second quarter of 2021, consistent with the second quarter of 2020.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased to 13.3% for the second quarter of 2021, compared to 14.8% for the same period in 2020.

Income from operations increased $56.0 million, or 94.6%, to $115.2 million for the three months ended June 30, 2021, from $59.2 million for the same three-month period last year. Our increase in gross margin, coupled with our continued focus on managing our SG&A expenses contributed to this improvement. As a result, net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2021 increased by $43.0 million, or 115.9%, to $80.1 million for the three months ended June 30, 2021, compared to $37.1 million for the same period last year.

Net sales for the six months ended June 30, 2021 increased $596.7 million, or 16.9%, to $4,132.9 million, when compared to $3,536.2 million for the six months ended June 30, 2020. Gross margin increased $110.0 million, or 16.3%, to $783.7 million for the six months ended June 30, 2021, compared to gross margin of $673.7 million for the same six-month period last year. Gross margin rate was 19.0% for the six months ended June 30, 2021, compared to 19.1% for the same six-month period last year.

Net income attributable to Graybar Electric Company, Inc. for the six months ended June 30, 2021 increased by $68.8 million, or 117.6%, to $127.3 million, compared to $58.5 million for the same six-month period last year.

While the overall economy continues to improve, the markets we serve may continue to be affected by variables such as supply chain constraints, raw material shortages, price inflation, labor issues, and the ongoing spread of COVID-19 and its variants. We remain focused on providing exceptional service to our customers, minimizing potential risks, and sustaining our strong financial position.

Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Dollars	Percent	Dollars	Percent
Net Sales	$2,232.4	100.0%	$1,763.0	100.0%
Cost of merchandise sold	(1,809.6)	(81.1)	(1,429.7)	(81.1)
Gross Margin	422.8	18.9	333.3	18.9
Selling, general and administrative expenses	(297.3)	(13.3)	(261.2)	(14.8)
Depreciation and amortization	(12.2)	(0.6)	(13.3)	(0.7)
Other income, net	1.9	0.1	0.4	—
Income from Operations	115.2	5.1	59.2	3.4
Non-operating expenses	(7.3)	(0.3)	(8.6)	(0.5)
Income before Provision for Income Taxes	107.9	4.8	50.6	2.9
Provision for income taxes	(27.6)	(1.2)	(13.5)	(0.8)
Net Income	80.3	3.6	37.1	2.1
Net income attributable to noncontrolling interests	(0.2)	—	—	—
Net Income attributable to Graybar Electric Company, Inc.	$80.1	3.6%	$37.1	2.1%

Net sales increased to $2,232.4 million for the quarter ended June 30, 2021, compared to $1,763.0 million for the quarter ended June 30, 2020, an increase of $469.4 million, or 26.6%.  For the three months ended June 30, 2021, net sales in our construction, CIG, and industrial & utility vertical markets increased by 27.1%, 21.4%, and 34.5%, respectively, when compared to the same three-month period of 2020.

Gross margin increased $89.5 million, or 26.9%, to $422.8 million for the three months ended June 30, 2021, from $333.3 million for the same period in 2020. The increase in gross margin was primarily due to increased net sales in the second quarter of 2021. Our gross margin as a percentage of net sales was 18.9% for the three months ended June 30, 2021 and 2020.

SG&A expenses increased $36.1 million, or 13.8%, to $297.3 million in the second quarter of 2021 from $261.2 million in the second quarter of 2020, due primarily to higher compensation and benefit-related expenses for the three months ended June 30, 2021.  SG&A expenses as a percentage of net sales were 13.3% for the three months ended June 30, 2021, down from 14.8% for the three months ended June 30, 2020.

Depreciation and amortization for the three months ended June 30, 2021 decreased $1.1 million, or 8.3%, to $12.2 million from $13.3 million, compared to the same period in 2020 due to a decrease in property, at cost. Total property, at cost, at June 30, 2021 was $1,021.6 million, a decrease of $11.2 million, or 1.1%, when compared to total property, at cost, at June 30, 2020 of $1,032.8 million. Depreciation and amortization as a percentage of net sales decreased to 0.6% for the three months ended June 30, 2021, compared to 0.7% for the three months ended June 30, 2020.

Non-operating expenses for the three months ended June 30, 2021 decreased $1.3 million, or 15.1%, to $7.3 million from $8.6 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease in interest expense, net of $1.3 million as there were no short-term borrowings for the three months ended June 30, 2021, compared to the same three-month period in 2020.

Income before provision for income taxes totaled $107.9 million for the three months ended June 30, 2021, an increase of $57.3 million, or 113.2%, from $50.6 million for the three months ended June 30, 2020. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $14.1 million, or 104.4%, to $27.6 million for the three months ended June 30, 2021, compared to $13.5 million for the same period of 2020.  The increase in our provision for income taxes quarter over quarter is due to increased pretax income. Our effective tax rate was 25.6% for the three months ended June 30, 2021, compared to 26.7% for the same period of 2020. The decrease in the effective tax rate was primarily driven by reductions in 2021 permanent adjustment limitations, state expense, and discrete tax charges. The effective tax rate for the three months ended June 30, 2021 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2021 increased $43.0 million, or 115.9%, to $80.1 million from $37.1 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Dollars	Percent	Dollars	Percent
Net Sales	$4,132.9	100.0%	$3,536.2	100.0%
Cost of merchandise sold	(3,349.2)	(81.0)	(2,862.5)	(80.9)
Gross Margin	783.7	19.0	673.7	19.1
Selling, general and administrative expenses	(575.2)	(13.9)	(551.3)	(15.6)
Depreciation and amortization	(24.4)	(0.6)	(26.5)	(0.7)
Other income, net	2.4	—	1.0	—
Income from Operations	186.5	4.5	96.9	2.8
Non-operating expenses	(15.1)	(0.4)	(16.1)	(0.5)
Income before Provision for Income Taxes	171.4	4.1	80.8	2.3
Provision for income taxes	(43.8)	(1.0)	(22.2)	(0.6)
Net Income	127.6	3.1	58.6	1.7
Net income attributable to noncontrolling interests	(0.3)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$127.3	3.1%	$58.5	1.7%

Net sales increased to $4,132.9 million for the six months ended June 30, 2021, compared to $3,536.2 million for the six months ended June 30, 2020, an increase of $596.7 million, or 16.9%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 17.8%, 12.5%, and 21.2%, respectively, for the six months ended June 30, 2021, compared to the same six-month period of 2020.

Gross margin increased $110.0 million, or 16.3%, to $783.7 million from $673.7 million due to increased net sales for the six months ended June 30, 2021, compared to the same period of 2020.  Our gross margin as a percentage of net sales was 19.0% for the six months ended June 30, 2021, compared to 19.1% for the same six-month period in 2020.

SG&A expenses increased $23.9 million, or 4.3%, to $575.2 million, for the six months ended June 30, 2021, compared to $551.3 million for the six months ended June 30, 2020, due primarily to increases in management and sales incentive compensation and benefit-related expenses for the six months ended June 30, 2021.  SG&A expenses as a percentage of net sales were 13.9% for the six months ended June 30, 2021, down from 15.6% for the six months ended June 30, 2020.

Depreciation and amortization for the six months ended June 30, 2021 decreased $2.1 million, or 7.9%, to $24.4 million from $26.5 million for the same six-month period in 2020, due to a decrease in property, at cost. Total property, at cost, at June 30, 2021 was $1,021.6 million, a decrease of $11.2 million, or 1.1%, when compared to total property, at cost, at June 30, 2020 of $1,032.8 million. Depreciation and amortization as a percentage of net sales totaled 0.6% for the six months ended June 30, 2021, down from 0.7% for the six months ended June 30, 2020.

Non-operating expenses decreased $1.0 million to $15.1 million for the six months ended June 30, 2021, compared to $16.1 million for the same period of 2020. The decrease was primarily due to a decrease in interest expense, net of $2.0 million partially offset by an increase in non-service cost components of pension net periodic benefit costs of $1.2 million for the six months ended June 30, 2021, compared to the same six-month period in 2020. The decrease in interest expense, net was due to lower levels of average outstanding short-term borrowings and lower interest rates for the six months ended June 30, 2021, compared to the same six-month period in 2020.

Income before provision for income taxes totaled $171.4 million for the six months ended June 30, 2021, an increase of $90.6 million, or 112.1%, from $80.8 million for the six months ended June 30, 2020. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $21.6 million, or 97.3%, to $43.8 million for the six months ended June 30, 2021, compared to $22.2 million for the same period in 2020.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.6% for the six months ended June 30, 2021, compared to 27.5% for 2020. The decrease in the effective tax rate was primarily driven by reductions in 2021 permanent adjustment limitations, state expense, and discrete tax charges. The effective tax rate for the six months ended June 30, 2021 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2021 increased $68.8 million, or 117.6%, to $127.3 million from $58.5 million for the six months ended June 30, 2020.

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

Our cash and cash equivalents at June 30, 2021 were $108.3 million, compared to $131.2 million at December 31, 2020, a decrease of $22.9 million, or 17.5%. Cash on hand at June 30, 2021 is reflective of continuing strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, we had no short-term borrowings at June 30, 2021, compared to $50.0 million at December 31, 2020. Current assets exceeded current liabilities by $760.5 million at June 30, 2021, an increase of $113.1 million, or 17.5%, from $647.4 million at December 31, 2020.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2021 was $61.2 million, compared to cash provided by operating activities of $91.6 million for the six months ended June 30, 2020, a decrease of $30.4 million, or 33.2%. Cash provided by operating activities for the six months ended June 30, 2021 was primarily attributable to net income of $127.6 million, an increase in trade accounts payable of $231.1 million, and an increase in other current liabilities of $32.8 million during the six months ended June 30, 2021, partially offset by an increase in trade receivables of $179.3 million, and an increase in merchandise inventory levels of $143.0 million from December 31, 2020 to June 30, 2021.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2021 improved moderately compared to the same six-month period ended June 30, 2020. The days in inventory improved moderately for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Investing Activities

Net cash used by investing activities totaled $23.5 million for the six months ended June 30, 2021, compared to net cash used by investing activities of $15.9 million for the same six-month period in 2020, an increase of $7.6 million. The increase was due to higher capital expenditures and the acquisition of a business, net of cash acquired in the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2021 totaled $60.6 million, compared to net cash provided by financing activities of $169.5 million for the six months ended June 30, 2020, a decrease of $230.1 million. The decrease was primarily due to net payments on short-term borrowings of $50.0 million during the six months ended June 30, 2021, compared to net short-term borrowings of $182.0 million in the same six-month period in 2020.

Liquidity

Our cash and cash equivalents at June 30, 2021 were $108.3 million, compared to $131.2 million at December 31, 2020. We also had a $750.0 million amended committed revolving credit facility (“Amended Credit Agreement”) with $749.6 million in available capacity at June 30, 2021, compared to available capacity of $699.6 million at December 31, 2020. At June 30, 2021 and December 31, 2020, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. At June 30, 2021, our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of June 30, 2021 and December 31, 2020. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $6.1 million outstanding at June 30, 2021, of which $0.4 million was issued under the Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million was issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2021, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2021	102,046	$20.00	N/A
May 1 - May 31, 2021	86,791	$20.00	N/A
June 1 - June 30, 2021	73,990	$20.00	N/A
Total	262,827	$20.00	N/A

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

10.1

Amendment No. 2 to Private Shelf Agreement dated June 25, 2021 between the Company and Metropolitan Life Insurance Company, MetLife Investment Management, LLC (formerly MetLife Investment Advisors, LLC), MetLife Investment Management Limited, and other MetLife affiliates

10.2	Management Incentive Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 5, 2021	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2021	/s/ Scott S. Clifford
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)