Form 10-Q
period 2021-09-30
GRAYBAR ELECTRIC CO INC
filed 2021-10-25
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

YES ☒ NO ☐

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2021: 22,805,630
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2021	2020	2021	2020
Net Sales	$2,313.4	$1,877.9	$6,446.3	$5,414.1
Cost of merchandise sold	(1,877.0)	(1,522.7)	(5,226.2)	(4,385.2)
Gross Margin	436.4	355.2	1,220.1	1,028.9
Selling, general and administrative expenses	(309.0)	(270.4)	(884.2)	(821.7)
Depreciation and amortization	(12.3)	(13.1)	(36.7)	(39.6)
Other income, net	8.3	—	10.7	1.0
Income from Operations	123.4	71.7	309.9	168.6
Non-operating expenses	(24.5)	(25.3)	(39.6)	(41.4)
Income before Provision for Income Taxes	98.9	46.4	270.3	127.2
Provision for income taxes	(24.4)	(11.8)	(68.2)	(34.0)
Net Income	74.5	34.6	202.1	93.2
Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.5)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$74.3	$34.5	$201.6	$93.0
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$3.27	$1.52	$8.85	$4.10
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding	22.8	22.6	22.8	22.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2021	2020	2021	2020
Net Income	$74.5	$34.6	$202.1	$93.2
Other Comprehensive Income
Foreign currency translation	(3.4)	2.2	0.1	(2.9)
Pension and postretirement benefits liability adjustments (net of tax of $(11.6), $(3.0), $(16.1) and $(6.9), respectively)	33.7	8.6	46.5	19.8
Total Other Comprehensive Income	30.3	10.8	46.6	16.9
Comprehensive Income	$104.8	$45.4	$248.7	$110.1
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.1	0.2	0.5	0.2
Comprehensive Income attributable to Graybar Electric Company, Inc.	$104.7	$45.2	$248.2	$109.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2021	2020
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$132.4	$131.2
Trade receivables (less allowances of $7.3 and $6.9, respectively)			1,384.5	1,109.0
Merchandise inventory			769.5	588.5
Other current assets			54.7	56.6
Total Current Assets			2,341.1	1,885.3
Property, at cost
Land			81.2	78.9
Buildings			517.5	504.5
Furniture and fixtures			257.0	255.7
Software			150.7	153.5
Finance leases			14.2	14.6
Total Property, at cost			1,020.6	1,007.2
Accumulated depreciation and amortization			(612.0)	(600.6)
Net Property			408.6	406.6
Operating Lease Right-of-use Assets			120.5	118.8
Other Non-current Assets			137.0	140.5
Total Assets			$3,007.2	$2,551.2
LIABILITIES
Current Liabilities
Short-term borrowings			$5.5	$50.0
Current portion of long-term debt			2.1	2.3
Trade accounts payable			1,137.2	884.1
Accrued payroll and benefit costs			131.8	121.7
Other accrued taxes			51.1	44.2
Current operating lease liabilities			31.6	31.2
Other current liabilities			132.7	104.4
Total Current Liabilities			1,492.0	1,237.9
Postretirement Benefits Liability			73.5	74.1
Pension Liability			163.9	197.9
Long-term Debt			4.4	5.7
Non-current Operating Lease Liabilities			97.6	95.9
Other Non-current Liabilities			6.6	4.7
Total Liabilities			1,838.0	1,616.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2021	December 31, 2020
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,462,515	18,755,472
Issued to shareholders	4,045,220	3,905,994
In treasury, at cost	(684,376)	(57,047)
Outstanding Common Stock	22,823,359	22,604,419	456.5	452.1
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			906.1	725.1
Accumulated Other Comprehensive Loss			(200.1)	(246.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,163.6	930.5
Noncontrolling Interests			5.6	4.5
Total Shareholders’ Equity			1,169.2	935.0
Total Liabilities and Shareholders’ Equity			$3,007.2	$2,551.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2021	2020
Cash Flows from Operating Activities
Net Income	$202.1	$93.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36.7	39.6
Non-cash operating lease expense	25.8	25.3
Deferred income taxes	(12.4)	(15.2)
Net (gain) loss on disposal of property	(9.6)	0.4
Non-cash pension settlement charge	16.7	17.7
Change in contingent consideration	1.8	—
Net income attributable to noncontrolling interests	(0.5)	(0.2)
Changes in assets and liabilities:
Trade receivables	(273.5)	(13.6)
Merchandise inventory	(180.1)	82.5
Other current assets	2.4	(1.0)
Other non-current assets	(1.5)	(0.8)
Trade accounts payable	252.7	42.8
Accrued payroll and benefit costs	10.1	(51.6)
Other current liabilities	35.8	22.1
Other non-current liabilities	(14.9)	(26.1)
Total adjustments to net income	(110.5)	121.9
Net cash provided by operating activities	91.6	215.1
Cash Flows from Investing Activities
Proceeds from disposal of property	10.0	0.2
Capital expenditures for property	(33.6)	(25.3)
Acquisition of business, net of cash acquired	(3.8)	—
Net cash used by investing activities	(27.4)	(25.1)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(44.5)	(13.0)
Principal payments under finance arrangements	(1.8)	(3.3)
Payment of deferred financing fees	(2.2)	—
Sales of common stock	18.0	17.1
Purchases of common stock	(12.5)	(13.3)
Sales of noncontrolling interests’ common stock	1.1	—
Purchases of noncontrolling interests’ common stock	(0.5)	(0.8)
Dividends paid	(20.6)	(20.5)
Net cash used by financing activities	(63.0)	(33.8)
Net Increase in Cash	1.2	156.2
Cash, Beginning of Year	131.2	60.8
Cash, End of Period	$132.4	$217.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.3	$0.3
Acquisitions of assets under operating leases	$28.5	$31.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2020	$452.1	$—	$725.1	$(246.7)	$4.5	$935.0
Net income			47.2		0.1	47.3
Other comprehensive income				8.0	0.1	8.1
Stock issued	10.0					10.0
Stock purchased	(4.3)				(0.5)	(4.8)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2021	$457.8	$1.1	$765.4	$(238.7)	$4.2	$989.8
Net income			80.1		0.2	80.3
Other comprehensive income				8.2	—	8.2
Stock issued	3.8					3.8
Stock purchased	(5.3)				—	(5.3)
Advance payments		(0.5)				(0.5)
Dividends declared			(6.8)			(6.8)
June 30, 2021	$456.3	$0.6	$838.7	$(230.5)	$4.4	$1,069.5
Net income			74.3		0.2	74.5
Other comprehensive income (loss)				30.4	(0.1)	30.3
Stock issued	3.1				1.1	4.2
Stock purchased	(2.9)				—	(2.9)
Advance payments		0.5				0.5
Dividends declared			(6.9)			(6.9)
September 30, 2021	$456.5	$1.1	$906.1	$(200.1)	$5.6	$1,169.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2019	$449.5	$—	$694.0	$(250.6)	$4.9	$897.8
Net income			21.4		0.1	21.5
Other comprehensive loss				(3.4)	(0.3)	(3.7)
Stock issued	9.4					9.4
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2020	$454.7	$1.1	$708.5	$(254.0)	$4.6	$914.9
Net income			37.1		—	37.1
Other comprehensive income				9.6	0.2	9.8
Stock issued	3.6					3.6
Stock purchased	(4.6)				(0.6)	(5.2)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.8)			(6.8)
June 30, 2020	$453.7	$0.5	$738.8	$(244.4)	$4.2	$952.8
Net income			34.5		0.1	34.6
Other comprehensive income				10.7	0.1	10.8
Stock issued	3.1				—	3.1
Stock purchased	(4.5)				(0.1)	(4.6)
Advance payments		0.5				0.5
Dividends declared			(6.8)			(6.8)
September 30, 2020	$452.3	$1.0	$766.5	$(233.7)	$4.3	$990.4

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the nine months ended September 30, 2021 and 2020. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 90% of the total inventories at September 30, 2021 and 89% at September 30, 2020. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Construction	59.1%	58.4%	58.7%	58.1%
CIG	25.5	27.0	25.7	26.9
Industrial & Utility	15.4	14.6	15.6	15.0
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2021 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020. In addition, for the three and nine months ended September 30, 2021 and 2020, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

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

4. INCOME TAXES

Our total provision for income taxes was $24.4 million and $68.2 million for the three and nine months ended September 30, 2021, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the nine months ended September 30, 2021 was 25.2%.

Our unrecognized tax benefits of $1.7 million at both September 30, 2021 and December 31, 2020, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, the review of statute of limitation periods, and settlements surrounding income taxes.

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest and underpayment percentages.  We have accrued $0.4 million and $0.3 million in interest and penalties at September 30, 2021 and December 31, 2020, respectively.  Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

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

Our federal income tax returns for the tax years 2018 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2017 federal return expired on October 15, 2021. Our state income tax returns for 2016 through 2020 remain subject to examination by various state authorities with the latest period closing on December 31, 2025.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2016.

5. DEBT

Revolving Credit Facility

At December 31, 2020, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the "Revolving Credit Facility"), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Revolving Credit Facility included a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Revolving Credit Facility contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

On August 13, 2021, we, along with Graybar Canada, amended and extended the Revolving Credit Facility, pursuant to the terms and conditions of a Fourth Amendment to Credit Agreement, dated as of August 13, 2021 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower and guarantor, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement also includes a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Amended Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

Interest on our borrowings under the Revolving Credit Facility will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the agreement), or (ii) LIBOR (in the case of Graybar as borrower) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement.  The Amended Credit Agreement added LIBOR fallback language to address the announced future cessation of specified dollar LIBOR tenor settings.  In connection with such a borrowing, the applicable borrower will also select the term of the loan from available tenors, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

The five-year Amended Credit Agreement matures in August 2026. Borrowings of Graybar Canada may be in U.S. dollars or Canadian dollars. The obligations of Graybar Canada are secured by the guaranty of Graybar and any material domestic subsidiaries of Graybar (as defined). Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60%, or LIBOR loans plus a margin ranging from 1.00% to 1.60%, both subject to adjustment based upon the consolidated leverage ratio, or an alternative benchmark rate. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Amended Credit Agreement contains updated customary affirmative and negative covenants for credit facilities of this type, including limitations on us and all but certain of our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain US or Canadian anti-corruption and anti-money laundering laws.  There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which we will be subject during the term of the Amended Credit Agreement.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, failure to comply with covenants, the occurrence of an event of default under certain other indebtedness of us and our subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under ERISA and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement).  Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

We were in compliance with all covenants under the Amended Credit Agreement as of September 30, 2021 and December 31, 2020.

There were $5.5 million and $50.0 million in short-term borrowings under the Amended Credit Agreement and the Revolving Credit Facility, respectively, as of September 30, 2021 and December 31, 2020.

Short-term borrowings outstanding during the nine months ended September 30, 2021 ranged from a minimum of $0.0 million to a maximum of $50.0 million. Short-term borrowings outstanding during the nine months ended September 30, 2020 ranged from a minimum of $55.0 million to a maximum of $370.0 million.

At September 30, 2021, we had unused lines of credit under the Amended Credit Agreement amounting to $744.1 million available, compared to $699.6 million at December 31, 2020 under the Revolving Credit Facility. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense, net was $1.0 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $100.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. We also have an uncommitted, unsecured $150.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending in June 2024. On August 13, 2021, we amended each of these uncommitted private placement shelf agreements to conform to specified changes in the Amended Credit Agreement.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2021 and December 31, 2020.

Each shelf agreement contains representations and warranties of the Company and the applicable lender, events of default and affirmative and negative covenants, customary for agreements of this type.  After the amendment and extension of the Amended Credit Agreement and related amendments to the Prudential Shelf Agreement and MetLife Shelf Agreement, these covenants are substantially similar to those contained in the Amended Credit Agreement, subject to a number of exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2021 and December 31, 2020.

Letters of Credit

We had total letters of credit of $6.1 million outstanding at September 30, 2021, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2021 and December 31, 2020.

The net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2021	2020	2021	2020
Selling, general and administrative expenses:
Service cost	$7.7	$7.2	$0.5	$0.5
Total selling, general and administrative expenses	$7.7	$7.2	$0.5	$0.5
Non-operating expenses:
Interest cost	$6.0	$6.9	$0.4	$0.6
Expected return on plan assets	(7.8)	(8.3)	—	—
Amortization of:
Net actuarial loss	8.4	7.4	0.2	0.2
Settlement charge	16.7	17.7	—	—
Total non-operating expenses	$23.3	$23.7	$0.6	$0.8
Net periodic benefit cost	$31.0	$30.9	$1.1	$1.3

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2021	2020	2021	2020
Selling, general and administrative expenses:
Service cost	$22.9	$21.5	$1.6	$1.6
Total selling, general and administrative expenses	$22.9	$21.5	$1.6	$1.6
Non-operating expenses:
Interest cost	$17.9	$20.7	$1.3	$1.8
Expected return on plan assets	(23.2)	(24.7)	—	—
Amortization of:
Net actuarial loss	25.3	22.2	0.6	0.5
Settlement charge	16.7	17.7	—	—
Total non-operating expenses	$36.7	$35.9	$1.9	$2.3
Net periodic benefit cost	$59.6	$57.4	$3.5	$3.9

For the nine months ended September 30, 2021 and 2020, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year. Accordingly, we recorded a non-cash pension settlement charge of $16.7 million in non-operating expenses on our condensed consolidated statements of income during the nine months ended September 30, 2021, compared to a non-cash pension settlement charge of $17.7 million during the nine months ended September 30, 2020. This settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions.

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month period ended September 30, 2021 and contributions totaling $20.0 million during the three-month period ended September 30, 2020. Contributions made during the nine-month periods ended September 30, 2021 and 2020 totaled $31.6 million and $41.8 million, respectively. Additional contributions of $10.0 million are expected to be paid during the remainder of 2021, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2021, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.9 million and $6.8 million for the three months ended September 30, 2021 and 2020, respectively. Cash dividends paid were $20.6 million and $20.5 million for the nine months ended September 30, 2021 and 2020, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2021 and December 31, 2020.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses(A)	$25.3	$25.3
Tax benefit	(6.5)	(6.5)
Total reclassifications for the period, net of tax	$18.8	$18.8

(A) A settlement charge of $16.7 million and $17.7 million is included in 2021 and 2020 non-operating expenses, respectively.

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses(B)	$42.6	$40.4
Tax benefit	(11.0)	(10.4)
Total reclassifications for the period, net of tax	$31.6	$30.0

(B) A settlement charge of $16.7 million and $17.7 million is included in 2021 and 2020 non-operating expenses, respectively.

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(1.7)	$(228.8)	$(230.5)	$(12.7)	$(231.7)	$(244.4)
Other comprehensive (loss) income before reclassifications	(3.3)	—	(3.3)	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (net of tax $(6.5) and $(6.5))	—	18.8	18.8	—	18.8	18.8
Actuarial gain (loss) (net of tax of $(5.1) and $3.5)	—	14.9	14.9	—	(10.2)	(10.2)
Net current-period other comprehensive (loss) income	(3.3)	33.7	30.4	2.1	8.6	10.7
Ending balance September 30,	$(5.0)	$(195.1)	$(200.1)	$(10.6)	$(223.1)	$(233.7)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.1)	$(241.6)	$(246.7)	$(7.7)	$(242.9)	$(250.6)
Other comprehensive income (loss) before reclassifications	0.1	—	0.1	(2.9)	—	(2.9)
Amounts reclassified from accumulated other comprehensive income (net of tax $(11.0) and $(10.4))	—	31.6	31.6	—	30.0	30.0
Actuarial gain (loss) (net of tax of $(5.1) and $3.5)	—	14.9	14.9	—	(10.2)	(10.2)
Net current-period other comprehensive income (loss)	0.1	46.5	46.6	(2.9)	19.8	16.9
Ending balance September 30,	$(5.0)	$(195.1)	$(200.1)	$(10.6)	$(223.1)	$(233.7)

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

Business Overview

Graybar’s net sales for the third quarter of 2021 increased $435.5 million, or 23.2%, to $2,313.4 million, compared to $1,877.9 million for the third quarter of 2020. This was a new quarterly net sales record for the Company. Improved economic conditions, higher demand for our products and services, and price inflation contributed to this increase.

Gross margin for the third quarter of 2021 increased $81.2 million, or 22.9%, to $436.4 million, compared to gross margin of $355.2 million for the same three-month period ended September 30, 2020. Our gross margin rate remained at 18.9% for the third quarter of 2021, consistent with the third quarter of 2020.

Selling, general and administrative (“SG&A”) expenses increased $38.6 million, or 14.3%, to $309.0 million for the three months ended September 30, 2021 from $270.4 million for the three months ended September 30, 2020. The increase was primarily due to higher compensation and benefit-related costs and higher travel and entertainment expenses. As a result, our income from operations increased $51.7 million, or 72.1%, to $123.4 million for the three months ended September 30, 2021, from $71.7 million for the same three-month period last year.

For the three months ended September 30, 2021, we recorded a non-cash pension settlement charge of $16.7 million compared to a non-cash pension settlement charge of $17.7 million that we recognized in the third quarter of 2020. A pension settlement charge is required when the cost of all settlements during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost.

As a result, net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2021 increased by $39.8 million, or 115.4%, to $74.3 million for the three months ended September 30, 2021 compared to $34.5 million for the same three-month period last year.

Net sales for the nine months ended September 30, 2021 increased $1,032.2 million, or 19.1%, to $6,446.3 million, when compared to $5,414.1 million for the nine months ended September 30, 2020. Gross margin increased $191.2 million, or 18.6%, to $1,220.1 million for the nine months ended September 30, 2021 compared to gross margin of $1,028.9 million for the same nine-month period last year. Gross margin rate was 18.9% for the nine months ended September 30, 2021, compared to 19.0% for the same nine months ended September 30, 2020.

Our income from operations for the nine months ended September 30, 2021 increased $141.3 million, or 83.8%, due to the $191.2 million, or 18.6%, increase in gross margin mentioned above, partially offset by a $62.5 million, or 7.6%, increase in SG&A expenses due to higher compensation and benefit-related costs and higher travel and entertainment expenses.

Our non-operating expenses for the nine months ended September 30, 2021 included a non-cash pension settlement charge of $16.7 million compared to a non-cash pension settlement charge of $17.7 million that we recognized in the third quarter of 2020.

Net income attributable to Graybar Electric Company, Inc. for the nine months ended September 30, 2021 increased by $108.6 million, or 116.8%, to $201.6 million, compared to $93.0 million for the same nine–month period last year.

While the overall economy continues to improve, the vertical markets we serve may continue to be affected by variables such as supply chain constraints, raw material shortages, price inflation, labor issues, transportation constraints, and the ongoing spread of COVID-19 and its variants. Despite those variables, our business operations are producing positive results and our financial condition is strong. We remain focused on providing an exceptional customer experience and sustaining a healthy financial position.

Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Dollars	Percent	Dollars	Percent
Net Sales	$2,313.4	100.0%	$1,877.9	100.0%
Cost of merchandise sold	(1,877.0)	(81.1)	(1,522.7)	(81.1)
Gross Margin	436.4	18.9	355.2	18.9
Selling, general and administrative expenses	(309.0)	(13.4)	(270.4)	(14.4)
Depreciation and amortization	(12.3)	(0.5)	(13.1)	(0.7)
Other income, net	8.3	0.4	—	—
Income from Operations	123.4	5.4	71.7	3.8
Non-operating expenses	(24.5)	(1.1)	(25.3)	(1.3)
Income before Provision for Income Taxes	98.9	4.3	46.4	2.5
Provision for income taxes	(24.4)	(1.1)	(11.8)	(0.7)
Net Income	74.5	3.2	34.6	1.8
Net income attributable to noncontrolling interests	(0.2)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$74.3	3.2%	$34.5	1.8%

Net sales increased to $2,313.4 million for the quarter ended September 30, 2021, compared to $1,877.9 million for the quarter ended September 30, 2020, an increase of $435.5 million, or 23.2%.  For the three months ended September 30, 2021, net sales in our construction, CIG, and industrial & utility vertical markets increased by 24.7%, 16.4%, and 30.0%, respectively, when compared to the same three-month period of 2020.

Gross margin increased $81.2 million, or 22.9%, to $436.4 million for the three months ended September 30, 2021, from $355.2 million for the same period in 2020. The increase in gross margin was primarily due to increased net sales in the third quarter of 2021. Our gross margin as a percentage of net sales was 18.9% for the three months ended September 30, 2021 and 2020.

SG&A expenses increased $38.6 million, or 14.3%, to $309.0 million in the third quarter of 2021 from $270.4 million in the third quarter of 2020, due primarily to higher compensation and benefit-related expenses and higher travel and entertainment expenses for the three months ended September 30, 2021.  SG&A expenses as a percentage of net sales were 13.4% for the three months ended September 30, 2021, down from 14.4% for the three months ended September 30, 2020.

Depreciation and amortization for the three months ended September 30, 2021 decreased $0.8 million, or 6.1%, to $12.3 million from $13.1 million, compared to the same period in 2020. Total property, at cost, at September 30, 2021 was $1,020.6 million, a decrease of $15.6 million, or 1.5%, when compared to total property, at cost, at September 30, 2020 of $1,036.2 million. Depreciation and amortization as a percentage of net sales decreased to 0.5% for the three months ended September 30, 2021, compared to 0.7% for the three months ended September 30, 2020.

Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. Other income, net totaled $8.3 million for the three-month period ended September 30, 2021, which primarily consisted of a gain on the disposal of real property that had been classified as an asset held for sale.

Non-operating expenses for the three months ended September 30, 2021 decreased $0.8 million, or 3.2%, to $24.5 million from $25.3 million for the three months ended September 30, 2020. The decrease was due to decreases in non-service cost components of net periodic benefit costs of $0.6 million and interest expense, net of $0.2 million for the three months ended September 30, 2021, compared to the same three-month period in 2020. The decrease in interest expense, net was primarily due to lower levels of average outstanding short-term borrowings for the three months ended September 30, 2021, compared to the same three-month period in 2020. We also recognized a non-cash pension settlement charge of $16.7 million in the third quarter of 2021, compared to a non-cash pension settlement charge of $17.7 million in the third quarter of 2020.

Income before provision for income taxes totaled $98.9 million for the three months ended September 30, 2021, an increase of $52.5 million, or 113.1%, from $46.4 million for the three months ended September 30, 2020. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $12.6 million, or 106.8%, to $24.4 million for the three months ended September 30, 2021, compared to $11.8 million for the same period of 2020.  This increase in our provision for income taxes was due to increased pretax income. Our effective tax rate was 24.6% for the three months ended September 30, 2021, compared to 25.5% for the same period of 2020. The decrease in the effective tax rate was primarily driven by reductions in 2021 permanent adjustment limitations, state expense, and discrete tax charges. The effective tax rate for the three months ended September 30, 2021 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2021 increased $39.8 million, or 115.4%, to $74.3 million from $34.5 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Dollars	Percent	Dollars	Percent
Net Sales	$6,446.3	100.0%	$5,414.1	100.0%
Cost of merchandise sold	(5,226.2)	(81.1)	(4,385.2)	(81.0)
Gross Margin	1,220.1	18.9	1,028.9	19.0
Selling, general and administrative expenses	(884.2)	(13.7)	(821.7)	(15.2)
Depreciation and amortization	(36.7)	(0.6)	(39.6)	(0.7)
Other income, net	10.7	0.2	1.0	—
Income from Operations	309.9	4.8	168.6	3.1
Non-operating expenses	(39.6)	(0.6)	(41.4)	(0.8)
Income before Provision for Income Taxes	270.3	4.2	127.2	2.3
Provision for income taxes	(68.2)	(1.1)	(34.0)	(0.6)
Net Income	202.1	3.1	93.2	1.7
Net income attributable to noncontrolling interests	(0.5)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$201.6	3.1%	$93.0	1.7%

Net sales increased to $6,446.3 million for the nine months ended September 30, 2021, compared to $5,414.1 million for the nine months ended September 30, 2020, an increase of $1,032.2 million, or 19.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 20.1%, 13.8%, and 24.3%, respectively, for the nine months ended September 30, 2021, compared to the same nine-month period of 2020.

Gross margin increased $191.2 million, or 18.6%, to $1,220.1 million from $1,028.9 million due to increased net sales for the nine months ended September 30, 2021, compared to the same period of 2020.  Our gross margin as a percentage of net sales was 18.9% for the nine months ended September 30, 2021 compared to 19.0% for the same nine-month period in 2020.

SG&A expenses increased $62.5 million, or 7.6%, to $884.2 million, for the nine months ended September 30, 2021, compared to $821.7 million for the nine months ended September 30, 2020, due primarily to increases in compensation and benefit-related expenses for the nine months ended September 30, 2021.  SG&A expenses as a percentage of net sales were 13.7% for the nine months ended September 30, 2021, down from 15.2% for the nine months ended September 30, 2020.

Depreciation and amortization for the nine months ended September 30, 2021 decreased $2.9 million, or 7.3%, to $36.7 million from $39.6 million for the same nine-month period in 2020, due to a decrease in property, at cost. Total property, at cost, at September 30, 2021 was $1,020.6 million, a decrease of $15.6 million, or 1.5%, when compared to total property, at cost, at September 30, 2020 of $1,036.2 million. Depreciation and amortization as a percentage of net sales totaled 0.6% for the nine months ended September 30, 2021, down from 0.7% for the nine months ended September 30, 2020.

Other income, net totaled $10.7 million for the nine-month period ended September 30, 2021, compared to $1.0 million for the nine months ended September 30, 2020.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities.  The increase in other income, net during the nine months ended September 30, 2021 was primarily due to a gain on the disposal of real property that had been classified as an asset held for sale.

Non-operating expenses decreased $1.8 million to $39.6 million for the nine months ended September 30, 2021, compared to $41.4 million for the same period of 2020. The decrease was primarily due to a decrease in interest expense, net of $2.2 million partially offset by an increase in non-service cost components of pension net periodic benefit costs of $0.8 million for the nine months ended September 30, 2021, compared to the same nine-month period in 2020. The decrease in interest expense, net was due to lower levels of average outstanding short-term borrowings and lower interest rates for the nine months ended September 30, 2021, compared to the same nine-month period in 2020. We also recognized a non-cash pension settlement charge of $16.7 million in the third quarter of 2021, compared to a non-cash pension settlement charge of $17.7 million in the third quarter of 2020.

Income before provision for income taxes totaled $270.3 million for the nine months ended September 30, 2021, an increase of $143.1 million, or 112.5%, from $127.2 million for the nine months ended September 30, 2020. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $34.2 million, or 100.6%, to $68.2 million for the nine months ended September 30, 2021, compared to $34.0 million for the same period in 2020.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.2% for the nine months ended September 30, 2021, compared to 26.7% for 2020. The decrease in the effective tax rate was primarily driven by reductions in 2021 permanent adjustment limitations, state expense, and discrete tax charges. The effective tax rate for the nine months ended September 30, 2021 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2021 increased $108.6 million, or 116.8%, to $201.6 million from $93.0 million for the nine months ended September 30, 2020.

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

Our cash and cash equivalents at September 30, 2021 were $132.4 million, compared to $131.2 million at December 31, 2020, an increase of $1.2 million, or 0.9%. Cash on hand at September 30, 2021 is reflective of continuing strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, short-term borrowings decreased by $44.5 million, or 89.0%, to $5.5 million at September 30, 2021, from $50.0 million at December 31, 2020. Current assets exceeded current liabilities by $849.1 million at September 30, 2021, an increase of $201.7 million, or 31.2%, from $647.4 million at December 31, 2020.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2021 was $91.6 million, compared to cash provided by operating activities of $215.1 million for the nine months ended September 30, 2020, a decrease of $123.5 million, or 57.4%. Cash provided by operating activities for the nine months ended September 30, 2021 was primarily attributable to net income of $202.1 million adjusted for non-cash depreciation and amortization expenses of $36.7 million and non-cash operating lease expense of $25.8 million, an increase in trade accounts payable of $252.7 million, and an increase in other current liabilities of $35.8 million during the nine months ended September 30, 2021, partially offset by an increase in trade receivables of $273.5 million, and an increase in merchandise inventory levels of $180.1 million from December 31, 2020 to September 30, 2021.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2021 improved significantly compared to the same nine-month period ended September 30, 2020. The days in inventory improved modestly for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Investing Activities

Net cash used by investing activities totaled $27.4 million for the nine months ended September 30, 2021, compared to net cash used by investing activities of $25.1 million for the same nine-month period in 2020, an increase of $2.3 million. The increase was due to higher capital expenditures and the acquisition of a business, net of cash acquired, partially offset by higher proceeds from disposal of real property in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2021 totaled $63.0 million, compared to net cash used by financing activities of $33.8 million for the nine months ended September 30, 2020, an increase of $29.2 million. The increase was primarily due to net payments on short-term borrowings of $44.5 million during the nine months ended September 30, 2021, compared to net payments on short-term borrowings of $13.0 million in the same nine-month period in 2020.

Liquidity

Our cash and cash equivalents at September 30, 2021 were $132.4 million, compared to $131.2 million at December 31, 2020. We also had a $750.0 million amended committed revolving credit facility (“Amended Credit Agreement”) with $744.1 million in available capacity at September 30, 2021, compared to available capacity of $699.6 million at December 31, 2020. At September 30, 2021 and December 31, 2020, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. At September 30, 2021, our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of September 30, 2021 and December 31, 2020. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $6.1 million outstanding at September 30, 2021, of which $0.4 million was issued under the Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million was issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2021, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2021	75,953	$20.00	N/A
August 1 - August 31, 2021	42,023	$20.00	N/A
September 1 - September 30, 2021	28,686	$20.00	N/A
Total	146,662	$20.00	N/A

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

10.1

Fourth Amendment to Credit Agreement, dated as of August 13, 2021, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.2

Amendment No. 3 to Private Shelf Agreement, dated August 13, 2021, among the Company and MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), MetLife Investment Management Limited and any MetLife affiliates filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.3

Amendment No. 4 to Private Shelf Agreement, dated August 13, 2021, between the Company and PGIM, Inc. filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

October 25, 2021	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 25, 2021	/s/ Scott S. Clifford
Date	Scott S. Clifford
Senior Vice President and Chief Financial Officer (Principal Financial Officer)