Form 10-K
period 2021-12-31
GRAYBAR ELECTRIC CO INC
filed 2022-03-10
CIK 205402

i

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2021, was $450,979,100.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 82.8% of the outstanding shares of Common Stock was held of record by four Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2022 was 23,124,356.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2021 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2021, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; the ongoing impact of the coronavirus (COVID-19) pandemic; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

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

Through a network of over 300 locations across the United States and Canada, we serve approximately 146,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute over one million products purchased from approximately 4,200 manufacturers and suppliers. In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell; however, one of our subsidiaries may contract to manufacture some of its private label lighting fixtures.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2021. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

Products and Suppliers

We distribute over one million products purchased from approximately 4,200 manufacturers and suppliers. Approximately 110,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% of customer orders from this on-hand inventory in 2021 and 2020.

Approximately 50% of the products we sold during 2021 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Data Cables and Data Cords
• Lighting Fixtures	• Fittings
• Distribution Equipment	• Wiring Devices
• Telecommunications Material	• Fasteners
• Communication Wire and Cable	• Enclosures
• Conduit and Tray	• LED, Incandescent and Fluorescent Lamps
• Data Connectivity	• Electronic Equipment
• Automation and Controls	• Miscellaneous MRO Products

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located throughout the U.S. We operate multiple distribution facilities in each district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some geographic districts have sales offices that do not carry inventory.  In addition, we have twenty regional distribution centers containing inventories of both standard and specialized products.  The regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

Human Capital

Employees

As of December 31, 2021, Graybar had approximately 8,800 employees across the U.S., Canada, and Puerto Rico. Approximately 5,000 employees were employed in sales and service positions, 2,400 in supply chain positions, and the remainder in operations and other business functions. Approximately 1% of our employees are covered by collective bargaining agreements.

Culture and Values

Graybar’s culture is defined by the core values of integrity, a long-term view, employee ownership and customer focus. With these values as the foundation, Graybar strives to achieve profitable long-term growth, deliver an exceptional customer experience, and create a positive work environment that brings out the best in our employees.

Inclusion, Diversity, Equity, and Belonging

Consistent with Graybar’s core values, we welcome people from all backgrounds, cultures, and experiences into our company. We want each of our employees to know that they matter and to feel a sense of belonging, ownership, and inclusion at Graybar. We believe that everyone should be treated with dignity and respect, and we work to build a collaborative environment where our employees can grow, learn and make a difference, both as individuals and as part of the team.

We hold regular reviews of employee pay with a focus on equity and conduct quarterly employee surveys asking for feedback on the Company. Our women’s networking program is open to everyone and is designed to foster deeper connections and encourage professional development. We also encourage our employees to give back to their communities by providing community time off and matching employee donations to select charities. Additional information can be found in our Corporate Social Responsibility Report at https://graybar.widen.net/s/raae2vrc1c.

Safety

The safety of our employees is a top priority, and our locations follow consistent safety protocols to prevent injuries and accidents. Our safety program includes ongoing training, hazard communications and supplying personal protective equipment to employees. We also use technology in our fleet of vehicles to improve safety on the road.

Compensation and Benefits

Graybar’s comprehensive compensation and benefits programs are designed to attract, retain, and reward employees. We offer multiple benefit plan options for medical, prescription, and dental insurance. We also provide short and long-term disability benefits at no cost. The Company offers other benefits such as life insurance, well-being programs and resources, paid vacation and holidays, profit sharing and 401(k) plans, and employee discounts.

Talent Acquisition, Learning, and Development

Graybar has a long track record of hiring talented employees, investing in employee development, and providing opportunities for employees to advance within the company. All employees are assigned core training requirements based on their role and have access to a large library of online courses from which they can expand their knowledge. In addition to online learning, when health concerns and related considerations allow, we host training conferences for employees and offer development programs for interns, early-career employees, sales employees, managers, and leaders. We also offer tuition reimbursement and student loan repayment programs.

COVID-19 Impact

COVID-19 continues to impact our business and our employees. Graybar provides an Employee Assistance Program, along with training and mental health resources to support employees and managers. Company-wide and local communications help to keep employees informed and engaged.

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

Our daily activities are highly dependent on the uninterrupted operation of information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and, if necessary, are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  We also rely on the information systems of third parties to achieve some of our business objectives. Nonetheless, our information systems and those of third parties, including cloud service providers, remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attacks, or other major disruptions.  A sustained interruption in the functioning of information systems, however unlikely, could lower operating income by negatively impacting sales, expenses, or both.

A pandemic, epidemic or other public health emergency, such as the ongoing outbreak of coronavirus disease 2019 (COVID-19) pandemic, could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows. In 2021, the COVID-19 pandemic affected business activity, impacting, among others, our customers, suppliers, our workforce and the construction industry. The impacts relating to the potential effect of the COVID-19 pandemic on our business and the costs that we may incur as a result cannot be reasonably estimated, but could be material.

In recent months, we have seen increasing pressure on our supply chain due to several factors, including, but not limited to, global logistics, raw material and labor availability, that are in part due to the impact of COVID-19 on the global economy. Depending on the scope and duration of supply chain disruptions, we may experience further increases in product costs which we may not be able to pass on to our customers and loss of sales due to lack of product availability. There is no certainty as to when affected availability and related lead times will return to normalized levels.

If our customers are directly impacted by business curtailments or weak market conditions, this may result in lower net sales and higher than expected bad debt losses, which could impact our results of operations and our cash flows from operating activities. In the event that our operating performance or that of our suppliers were to decline, our vendor allowances could also be reduced, which could negatively impact our results of operations.

There continue to be uncertainties associated with the COVID-19 pandemic, including with respect to the course, duration and severity of the virus, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact, and the effectiveness of such actions, and the widespread availability and ultimate effectiveness of vaccinations for COVID-19 and its variants. We continue to monitor the situation and assess further possible implications to our business. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs, as a result of attempts to counteract future outbreaks of COVID-19 or other viruses. Moreover, the long-term economic effects of COVID-19 on our business are uncertain.

Our results of operations are impacted by changes in industrial commodity prices.  Many of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), or other industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include wire and cable, conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, if the cost of these products to us declined, pricing to our customers may decrease.  This impacts our results of operations by lowering both overall sales and gross margin.

Our business and our reputation could be adversely affected by cyber-attacks against our information systems, breaches of sensitive data or changes in regulations relating to obligations to protect systems, assets, and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information and/or compromise mission-critical systems of large organizations are constantly evolving. High profile cyber-security incidents leading to unauthorized release of confidential information or ransoming of information systems have occurred at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and generally improved cyber-security protections. While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over information systems and financial and other sensitive data, the risks to our information systems and data are evolving rapidly. These risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on these third-party vendors to operate secure and reliable systems. A breach in our systems or those of our third party providers that results in system compromise or the unauthorized release of sensitive data, including without limitation, personally identifiable information, could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business, or potential liability. A cyber-security incident resulting in the unauthorized release of sensitive data or compromise of our information systems or those of third parties could also materially increase the costs we already incur to protect against such risks. While we also seek to obtain assurances that third parties we interact with will protect sensitive information, there is a risk that such data may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect information systems and sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines, regulatory sanctions and lawsuits.

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

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our amended revolving credit facility and private placement shelf agreements impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, as well as securitizations, factoring transactions, and transactions with sanctioned parties or in violation of certain U.S. or Canadian anti-corruption and anti-

money laundering laws.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our amended revolving credit facility and private placement shelf agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

More specifically with respect to asbestos litigation, as of December 31, 2021, 3,300 individual cases and 61 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. Facilities range in size from 800 to 136,000 square feet, with the average being approximately 30,000 square feet.  We also have regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Our subsidiaries have sales and distribution facilities ranging in size from 1,000 to 89,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2022, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
S. S. Clifford	51	Senior Vice President and Chief Financial Officer, June 2019 to present; Senior Vice President - Supply Chain Management, February 2015 to May 2019.
D. E. DeSousa	63	Senior Vice President, General Manager, August 2020 to present, Vice President, Western Region, May 2017 to July 2020, Vice President - Corporate Development, August 2014 to April 2017.
M. W. Geekie	60	Senior Vice President, Secretary and General Counsel, August 2008 to present.
W. P. Mansfield	59	Senior Vice President - Marketing, May 2017 to present; Senior Vice President - Sales and Marketing, April 2014 to April 2017.
D. G. Maxwell	63	Senior Vice President - Sales, May 2017 to present; Regional Vice President, January 2015 to April 2017.
K. M. Mazzarella	61	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
B. L. Propst	52	Senior Vice President - Human Resources, June 2009 to present.

On January 12, 2022, S. S. Clifford, Senior Vice President and Chief Financial Officer, announced his intention to retire as an officer on June 1, 2022. D. M. Meyer has been appointed as Mr. Clifford’s replacement effective April 1, 2022. Prior to the appointment, Mr. Meyer served the Company as Vice President and Chief Information Officer from 2015 to 2021 and as Vice President – North American Subsidiaries since January 1, 2022.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2021, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2021, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2021	39,247	$20.00	N/A
November 1 to November 30, 2021	74,543	$20.00	N/A
December 1 to December 31, 2021	53,108	$20.00	N/A
Total	166,898	$20.00	N/A

Capital Stock at December 31, 2021
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,622	18,911,992
Common Stock	1,598	3,921,241
Total	7,220	22,833,233

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2021	2020
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	5.10	3.10
Total	$6.00	$4.00

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2020 and 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, Part II., Item 7. filed with the SEC on March 10, 2021.

Business Overview

Our results for fiscal year ended December 31, 2021 set new records for net sales, income from operations, and net income. Several factors contributed to these results, including improving economic conditions, increased demand for our products and services, and price inflation. Net sales for the year ended December 31, 2021 increased $1,501.6 million, or 20.7%, to $8,767.3 million, compared to $7,265.7 million for the year ended December 31, 2020.

Gross margin increased $319.7 million, or 23.3%, to $1,689.2 million for the year ended December 31, 2021, compared to gross margin of $1,369.5 million for the same twelve-month period last year. Gross margin rate was 19.3% for the year ended December 31, 2021, compared to 18.8% for the same twelve month-period last year. Gross margin rate was positively impacted by higher warehouse sales, a favorable sales mix, and favorable vendor allowances.

Our income from operations for the year ended December 31, 2021 increased $185.6 million, or 82.6%, due to improved gross margin performance. This was partially offset by a $141.6 million, or 12.9%, increase in selling, general and administrative (“SG&A”) expenses that resulted from higher compensation and benefit-related expenses, higher outgoing freight expenses, and higher travel and entertainment expenses.

Our non-operating expenses for the years ended December 31, 2021 and 2020 contained non-cash pension settlement charges of $30.4 million and $27.7 million, respectively. These charges were recognized because the cost of all pension settlements during the respective year were greater than the sum of the service and interest cost components of the annual net periodic pension cost.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2021 increased by $140.6 million to $262.4 million, compared to $121.8 million for the same twelve-month period last year.

Over the course of 2021, the economy showed substantial improvement, which contributed to our record results. Although the vertical markets we serve may continue to be affected by variables such as supply chain constraints, price inflation, labor issues, and the ongoing pandemic, our business operations are producing positive results and our financial condition is strong. We remain focused on providing an exceptional customer experience, achieving profitable growth, and maintaining a healthy financial position.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$8,767.3	100.0%	$7,265.7	100.0%	$7,523.9	100.0%
Cost of merchandise sold	(7,078.1)	(80.7)	(5,896.2)	(81.2)	(6,094.9)	(81.0)
Gross Margin	1,689.2	19.3	1,369.5	18.8	1,429.0	19.0
Selling, general and administrative expenses	(1,240.5)	(14.1)	(1,098.9)	(15.1)	(1,159.9)	(15.4)
Depreciation and amortization	(49.8)	(0.6)	(52.8)	(0.7)	(50.5)	(0.7)
Other income, net	11.5	0.1	7.0	0.1	5.0	0.1
Income from Operations	410.4	4.7	224.8	3.1	223.6	3.0
Non-operating expenses	(59.5)	(0.7)	(58.5)	(0.8)	(23.7)	(0.3)
Income before Provision for Income Taxes	350.9	4.0	166.3	2.3	199.9	2.7
Provision for income taxes	(87.9)	(1.0)	(44.2)	(0.6)	(55.0)	(0.7)
Net Income	263.0	3.0	122.1	1.7	144.9	2.0
Net income attributable to noncontrolling interests	(0.6)	—	(0.3)	—	(0.4)	—
Net Income attributable to Graybar Electric Company, Inc.	$262.4	3.0%	$121.8	1.7%	$144.5	2.0%

2021 Compared to 2020

Net sales totaled $8,767.3 million for the year ended December 31, 2021, compared to $7,265.7 million for the year ended December 31, 2020, an increase of $1,501.6 million, or 20.7%.  For the year ended December 31, 2021, net sales in our construction, CIG, and industrial & utility verticals increased by 21.3%, 14.9%, and 28.3%, respectively, compared to the year ended December 31, 2020.

Gross margin increased $319.7 million, or 23.3%, to $1,689.2 million for the year ended December 31, 2021, from $1,369.5 million for the year ended December 31, 2020. The increase in gross margin was primarily due to increased net sales for the year ended December 31, 2021, compared to the year ended December 31, 2020. Our gross margin rate was 19.3% for the year ended December 31, 2021, compared to 18.8% for the year ended December 31, 2020. The increase in gross margin rate was primarily due to higher warehouse sales, a favorable sales mix, and increases in vendor allowances as a result of higher inventory purchases to meet our sales demand.

SG&A expenses increased $141.6 million, or 12.9%, to $1,240.5 million for the year ended December 31, 2021, compared to $1,098.9 million for the year ended December 31, 2020, mainly due to higher compensation and benefit-related expenses, higher outgoing freight expenses, and higher travel and entertainment expenses. SG&A expenses as a percentage of net sales were 14.1% for the year ended December 31, 2021, compared to 15.1% for the year ended December 31, 2020.

Depreciation and amortization for the year ended December 31, 2021 decreased $3.0 million, or 5.7%, to $49.8 million from $52.8 million for the year ended December 31, 2020, primarily due to lower software amortization expenses. Depreciation as a percentage of net sales totaled 0.6% for the year ended December 31, 2021, down from 0.7% for the year ended December 31, 2020.

Other income, net totaled $11.5 million for the year ended December 31, 2021, compared to $7.0 million for the year ended December 31, 2020.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to gains on sales of property classified as assets held for sale.

Non-operating expenses increased $1.0 million, or 1.7%, to $59.5 million for the year ended December 31, 2021, from $58.5 million for the year ended December 31, 2020. The increase was due to an increase in the non-service cost components of the pension net periodic benefit costs of $4.2 million, partially offset by decreases in interest expense, net. The increase in non-service cost components of pension net periodic benefit costs was primarily due to a non-cash pension settlement charge of $30.4 million recognized during the year ended December 31, 2021, compared to a non-cash pension settlement charge of $27.7 million recognized during the year ended December 31, 2020. The decrease in interest expense, net was due to lower levels of average outstanding short-term borrowings and lower interest rates for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Income before provision for income taxes increased $184.6 million, or 111.0%, to $350.9 million for the year ended December 31, 2021, compared to $166.3 million for the year ended December 31, 2020. The increase was primarily due to our increase in gross margin partially offset by an increase in SG&A expenses.

Our provision for income taxes increased $43.7 million, or 98.9%, to $87.9 million for the year ended December 31, 2021 from $44.2 million for the year ended December 31, 2020.  Our effective tax rate was 25.0% for the year ended December 31, 2021, down from 26.6% for the year ended December 31, 2020. The decrease in the effective tax rate is largely due to reductions in 2021 permanent adjustment limitations and reduced state expense.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2021 increased $140.6 million, or 115.4%, to $262.4 million from $121.8 million for the year ended December 31, 2020.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used in):	2021	2020	2019
Operating Activities	$127.5	$301.7	$249.4
Investing Activities	(149.7)	(50.4)	(39.4)
Financing Activities	(60.5)	(180.9)	(208.1)
Net (Decrease) Increase in Cash	$(82.7)	$70.4	$1.9

Our cash and cash equivalents were $48.5 million at December 31, 2021, a decrease of $82.7 million, or 63.0%, from $131.2 million at December 31, 2020. The decrease in cash on hand at December 31, 2021 from December 31, 2020 is reflective of increases in trade accounts receivable, increased merchandise inventory levels, higher capital expenditures, and acquisitions made in 2021, partially offset by an increase in trade accounts payable. Short-term borrowings increased by $74.2 million to $124.2 million at December 31, 2021 from $50.0 million at December 31, 2020, primarily due to funding of the fourth quarter cash dividend payment as well as acquisitions made in 2021. Current assets exceeded current liabilities by $730.3 million at December 31, 2021, an increase of $82.9 million, or 12.8%, from $647.4 million at December 31, 2020.

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2021 was $127.5 million, compared to cash flows provided by operating activities of $301.7 million for the year ended December 31, 2020. Cash provided by operating activities for the year ended December 31, 2021 was attributable to net income of $263.0 million, adjusted for non-cash depreciation and amortization expenses of $49.8 million, non-cash operating lease expense of $34.9 million, non-cash pension settlement charge of $30.4 million, an increase in trade accounts payable of $157.9 million, and an increase in accrued payroll and benefit costs of $64.8 million, partially offset by an increase in trade receivables of $274.5 million and an increase in merchandise inventory levels of $187.6 million.

The average number of days of sales in trade receivables for the year ended December 31, 2021 improved significantly compared to the same twelve-month period in 2020. The days in inventory improved modestly for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Investing Activities

Net cash used by investing activities was $149.7 million for the year ended December 31, 2021, compared to $50.4 million for the year ended December 31, 2020, an increase of $99.3 million. Cash used by investing activities for the year ended December 31, 2021 was primarily a result of the 2021 acquisitions for a combined preliminary purchase price, net of cash acquired of $88.7 million and capital expenditures of $70.9 million, compared to the preliminary purchase price, net of cash acquired for the 2020 acquisition of $27.2 million and capital expenditures of $31.1 million for the year ended December 31, 2020. For further discussion of our acquisitions, refer to Note 17, “Acquisitions”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $60.5 million for the year ended December 31, 2021, compared to net cash used by financing activities of $180.9 million for the year ended December 31, 2020, a decrease in cash used of $120.4 million, or 66.6%. This was primarily due to an increase in short-term borrowings of $74.2 million during the year ended December 31, 2021, compared to net payments on short-term borrowings of $88.0 million during the year ended December 31, 2020, partially offset by an increase in dividends paid during the year ended December 31, 2021, compared to the same period in 2020. Cash dividends paid totaled $137.2 million, or $6.00 per share, for the year ended December 31, 2021, compared to $90.7 million, or $4.00 per share, for the year ended December 31, 2020.

Liquidity

Our cash and cash equivalents were $48.5 million at December 31, 2021, compared to $131.2 million at December 31, 2020. We also had a $750.0 million amended committed revolving credit facility (“Amended Credit Agreement”) with $625.4 million in available capacity at December 31, 2021, compared to available capacity of $699.6 million at December 31, 2020. We had short-term borrowings of $124.2 million and $50.0 million outstanding at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. At December 31, 2021, our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of December 31, 2021 and 2020. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 12, “Debt”, of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $6.1 million outstanding at December 31, 2021, of which $0.4 million were issued under our Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under the Revolving Credit Facility, as defined in Note 12, “Debt”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

Inflation

The industry experienced rising product costs associated primarily with commodities in 2021.  In addition, given supply chain constraints, freight and shipping costs were elevated as well.  Inflation impacted many of the products we purchase and transport.  We were able to mitigate the adverse effects of higher costs on our gross margin rate in 2021 by increasing prices and consolidating shipments for the products and services we offer.

Contractual Obligations and Commitments

We had the following contractual obligations as of December 31, 2021:

	Payments due by period
Contractual obligations	Total	2022	2023 and 2024	2025 and 2026	After 2026
Operating lease obligations	$150.3	$37.0	$61.3	$32.7	$19.3
Purchase obligations	2,326.5	2,318.4	8.1	—	—
Total	$2,476.8	$2,355.4	$69.4	$32.7	$19.3

Operating lease obligations consist of both principal and interest payments.

Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

The table above does not include $161.2 million of accrued, unfunded pension obligations, and $83.7 million of accrued, unfunded employment-related benefit obligations, of which $75.1 million is related to our postretirement benefit plan.

We expect to make contributions totaling approximately $40.0 million to our defined benefit pension plan and fund $2.0 million for nonqualified pension benefits during 2022 that are not included in the table. We contributed $40.0 million to our defined benefit pension plan and funded $1.6 million for nonqualified benefits in 2021.

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

Pension and Postretirement Benefits Plans

We account for our pension and postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the discount rate and expected long-term rate of return on plan assets, among others, in determining our obligations and the annual cost of our pension and postretirement benefits. These assumptions are assessed annually, or more frequently when warranted, in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed.

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.86%	2.62%	2.71%	2.22%
Expected return on plan assets	5.00%	5.50%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2021, was approximately 60% fixed income investments, 12% equity securities and 28% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2021 pension expense by approximately $6.3 million. Our expected long-term rate of return on plan assets assumption will remain at 5.00% for fiscal year 2022.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2021 and the pension liability as of December 31, 2021 would have increased pension expense by $19.4 million in 2021 and the pension liability by $104.8 million at December 31, 2021.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million in 2021 and the postretirement benefits liability by $5.3 million at December 31, 2021.

Merchandise Inventory

We value our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2021, 2020 and 2019, there were no material differences between our estimated reserve levels and actual write-offs.

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

Based on $124.2 million in variable-rate debt outstanding at December 31, 2021, a one percentage point increase in interest rates would increase our interest expense by $1.2 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2021
Debt Instruments	2022	2023	2024	2025	2026	After 2027	Total	Fair Value

Long-term, fixed-rate debt	$1.9	$1.3	$1.2	$0.9	$0.2	$0.6	$6.1	$5.2
Weighted-average interest rate	5.45%	6.48%	7.05%	7.69%	12.31%	12.75%

Short-term, variable-rate borrowings	$124.2	$—	$—	$—	$—	$—	$124.2	$124.2
Weighted-average interest rate	1.11%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2021.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2021, the Company’s aggregate defined benefit pension obligation was $841.9 million and exceeded the fair value of pension plan assets of $680.7 million, resulting in an unfunded defined benefit pension obligation of $161.2 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

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

St. Louis, Missouri

March 10, 2022

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2021	2020	2019
Net Sales	$8,767.3	$7,265.7	$7,523.9
Cost of merchandise sold	(7,078.1)	(5,896.2)	(6,094.9)
Gross Margin	1,689.2	1,369.5	1,429.0
Selling, general and administrative expenses	(1,240.5)	(1,098.9)	(1,159.9)
Depreciation and amortization	(49.8)	(52.8)	(50.5)
Other income, net	11.5	7.0	5.0
Income from Operations	410.4	224.8	223.6
Non-operating expenses	(59.5)	(58.5)	(23.7)
Income before Provision for Income Taxes	350.9	166.3	199.9
Provision for income taxes	(87.9)	(44.2)	(55.0)
Net Income	263.0	122.1	144.9
Net income attributable to noncontrolling interests	(0.6)	(0.3)	(0.4)
Net Income attributable to Graybar Electric Company, Inc.	$262.4	$121.8	$144.5
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$11.51	$5.38	$6.41

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2021	2020	2019
Net Income	$263.0	$122.1	$144.9
Other Comprehensive Income (Loss)
Foreign currency translation	0.1	2.8	4.8
Pension and postretirement benefits liability adjustments (net of tax of $(22.9), $(0.5), and $5.2, respectively)	66.1	1.3	(15.0)
Total Other Comprehensive Income (Loss)	66.2	4.1	(10.2)
Comprehensive Income	$329.2	$126.2	$134.7
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.6	0.5	0.5
Comprehensive Income attributable to Graybar Electric Company, Inc.	$328.6	$125.7	$134.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2021	2020
ASSETS
Current Assets
Cash and cash equivalents			$48.5	$131.2
Trade receivables (less allowances of $9.1 and $6.9, respectively)			1,407.6	1,109.0
Merchandise inventory			808.4	588.5
Other current assets			54.8	56.6
Total Current Assets			2,319.3	1,885.3
Property, at cost
Land			97.6	78.9
Buildings			534.1	504.5
Furniture and fixtures			261.7	255.7
Software			151.4	153.5
Finance leases			14.0	14.6
Total Property, at cost			1,058.8	1,007.2
Accumulated depreciation and amortization			(622.1)	(600.6)
Net Property			436.7	406.6
Operating Lease Right-of-use Assets			133.1	118.8
Other Non-current Assets			179.9	140.5
Total Assets			$3,069.0	$2,551.2
LIABILITIES
Current Liabilities
Short-term borrowings			$124.2	$50.0
Current portion of long-term debt			1.9	2.3
Trade accounts payable			1,055.4	884.1
Accrued payroll and benefit costs			187.8	121.7
Other accrued taxes			42.8	44.2
Current operating lease liabilities			34.0	31.2
Other current liabilities			142.9	104.4
Total Current Liabilities			1,589.0	1,237.9
Postretirement Benefits Liability			68.5	74.1
Pension Liability			159.1	197.9
Long-term Debt			4.2	5.7
Non-current Operating Lease Liabilities			107.5	95.9
Other Non-current Liabilities			8.8	4.7
Total Liabilities			1,937.1	1,616.2
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2021	2020
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	18,956,496	18,755,472
Issued to shareholders	3,929,845	3,905,994
In treasury, at cost	(53,108)	(57,047)
Outstanding Common Stock	22,833,233	22,604,419	456.7	452.1
Common shares subscribed	1,056,109	1,052,817	21.1	21.1
Less subscriptions receivable	(1,056,109)	(1,052,817)	(21.1)	(21.1)
Retained Earnings			850.3	725.1
Accumulated Other Comprehensive Loss			(180.5)	(246.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,126.5	930.5
Noncontrolling Interests			5.4	4.5
Total Shareholders’ Equity			1,131.9	935.0
Total Liabilities and Shareholders’ Equity			$3,069.0	$2,551.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2021	2020	2019
Cash Flows from Operating Activities
Net Income	$263.0	$122.1	$144.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49.8	52.8	50.5
Non-cash operating lease expense	34.9	33.8	30.1
Deferred income taxes	(14.1)	(10.2)	(3.7)
Net gains on disposal of assets	(9.4)	(3.0)	(1.5)
Losses on impairment of assets	—	0.3	0.3
Non-cash pension settlement charge	30.4	27.7	—
Net income attributable to noncontrolling interests	(0.6)	(0.3)	(0.4)
Changes in assets and liabilities:
Trade receivables	(274.5)	(5.2)	92.2
Merchandise inventory	(187.6)	68.0	4.5
Other current assets	2.5	(4.9)	2.4
Other non-current assets	(2.0)	(1.1)	(1.7)
Trade accounts payable	157.9	48.1	(62.8)
Accrued payroll and benefit costs	64.8	(30.2)	(7.1)
Other current liabilities	32.6	25.1	5.8
Other non-current liabilities	(20.2)	(21.3)	(4.1)
Total adjustments to net income	(135.5)	179.6	104.5
Net cash provided by operating activities	127.5	301.7	249.4
Cash Flows from Investing Activities
Proceeds from disposal of property	9.9	7.9	3.7
Capital expenditures for property	(70.9)	(31.1)	(43.1)
Acquisition of businesses, net of cash acquired	(88.7)	(27.2)	—
Net cash used by investing activities	(149.7)	(50.4)	(39.4)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	74.2	(88.0)	(97.0)
Principal payments under finance arrangements	(2.3)	(3.9)	(3.7)
Payment of deferred financing fees	(2.2)	—	—
Proceeds from advance payments on common stock prior to issuance	2.1	—	—
Sales of common stock	20.5	19.1	18.5
Purchases of common stock	(15.9)	(16.5)	(19.2)
Sales of noncontrolling interests’ common stock	1.1	—	0.8
Purchases of noncontrolling interests’ common stock	(0.8)	(0.9)	(0.3)
Dividends paid	(137.2)	(90.7)	(107.2)
Net cash used by financing activities	(60.5)	(180.9)	(208.1)
Net (Decrease) Increase in Cash	(82.7)	70.4	1.9
Cash, Beginning of Year	131.2	60.8	58.9
Cash, End of Year	$48.5	$131.2	$60.8
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$0.4	$0.3	$2.0
Acquisitions of assets under operating leases	$54.7	$35.3	$55.9

Cash Paid During the Year for:
Interest, net of amounts capitalized	$1.0	$3.8	$6.1
Income taxes, net of refunds	$96.7	$55.3	$60.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2018	$428.8	$678.1	$(240.3)	$3.9	$870.5
Net income		144.5		0.4	144.9
Other comprehensive (loss) income			(10.3)	0.1	(10.2)
Stock issued	18.5			0.8	19.3
Stock purchased	(19.2)			(0.3)	(19.5)
Dividends declared	21.4	(128.6)			(107.2)
Balance, December 31, 2019	$449.5	$694.0	$(250.6)	$4.9	$897.8
Net income		121.8		0.3	122.1
Other comprehensive income			3.9	0.2	4.1
Stock issued	19.1			—	19.1
Stock purchased	(16.5)			(0.9)	(17.4)
Dividends declared	—	(90.7)			(90.7)
Balance, December 31, 2020	$452.1	$725.1	$(246.7)	$4.5	$935.0
Net income		262.4		0.6	263.0
Other comprehensive income			66.2	—	66.2
Stock issued	20.5			1.1	21.6
Stock purchased	(15.9)			(0.8)	(16.7)
Dividends declared		(137.2)			(137.2)
Balance, December 31, 2021	$456.7	$850.3	$(180.5)	$5.4	$1,131.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2021 and 2020 and

for the Years Ended December 31, 2021, 2020, and 2019

(Stated in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical and communications and data networking products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell; however, one of our subsidiaries may contract to manufacture some of its private label lighting fixtures.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. Significant accounting policies are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Graybar and our subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company are in subsidiaries owned by the Company and are accounted for and reported as noncontrolling interests.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the years ended December 31, 2021, 2020, and 2019.  Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

Outgoing Freight Expenses

We record 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $78.9 million, $68.8 million, and $68.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Vendor Allowances

Our agreements with many of our suppliers provide for us to earn volume incentives based on purchases during the agreement period.  Based on the provisions of our vendor agreements, we develop vendor accrual rates by estimating our performance under the agreements and the amounts that will be earned. We perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels, and could be materially impacted if actual purchase volumes differ. Changes in the estimated amount of incentives are treated as changes in estimate and are recognized in income from operations in the period in which the change in estimate occurs.  In the event that the operating performance of our suppliers were to decline, however, there can be no assurance that amounts earned would be paid or that the volume incentives would continue to be included in future agreements.

Property and Depreciation

Property is recorded at cost. Depreciation is expensed on a straight-line basis over the estimated useful lives of the related assets. Interest costs incurred to finance expenditures for major long-term construction projects are capitalized as part of the asset's historical cost and included in property, then depreciated over the useful life of the asset. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for maintenance and repairs are charged to expense when incurred, while the costs of significant improvements, which extend the useful life of the underlying asset, are capitalized.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 3 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our consolidated balance sheets. Amounts related to finance leases are included in property, current portion of long-term debt, and long-term debt on our consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

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

New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications, which is applicable to Graybar, can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. We have evaluated the impact of the adoption of the Update on our contracts and our consolidated financial statements. We do not engage in hedging transactions and we have the option under our Amended Credit Agreement, as defined in Note 12, “Debt”, to continue to use LIBOR until June 30, 2023. As such, this Update does not have a material impact on our contracts and our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires companies to apply ASC 606, “Revenue from Contracts with Customers” to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805, which uses fair value. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted and the guidance should be applied prospectively. We are currently evaluating the impact of adopting the Update on our consolidated financial statements, and the adoption would be dependent upon whether we pursue any acquisitions in the future.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Construction	58.6%	58.2%	58.4%
CIG	25.4	26.7	26.4
Industrial & Utility	16.0	15.1	15.2
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years’ information to conform to the December 31, 2021 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2021 and 2020. In addition, for the years ended December 31, 2021, 2020 and 2019, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. ALLOWANCES FOR CASH DISCOUNTS AND CREDIT LOSSES

The following table summarizes the activity in the allowances for cash discounts and credit losses:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2021
Allowance for cash discounts	$2.9	$44.3	$(43.4)	$3.8
Allowance for credit losses	4.0	1.9	(0.6)	5.3
Total	$6.9	$46.2	$(44.0)	$9.1

For the Year Ended December 31, 2020
Allowance for cash discounts	$2.2	$35.1	$(34.4)	$2.9
Allowance for credit losses	4.0	2.6	(2.6)	4.0
Total	$6.2	$37.7	$(37.0)	$6.9

For the Year Ended December 31, 2019
Allowance for cash discounts	$2.2	$35.8	$(35.8)	$2.2
Allowance for credit losses	3.7	7.0	(6.7)	4.0
Total	$5.9	$42.8	$(42.5)	$6.2

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 87% and 89% of the total inventories at December 31, 2021 and 2020, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $427.9 million and $227.2 million greater than reported under the LIFO method at December 31, 2021 and 2020, respectively.  We did not liquidate any portion of previously-created LIFO layers in 2021 and 2019. In 2020, we liquidated portions of previously created LIFO layers, resulting in decreases in cost of merchandise sold of $4.1 million.

Reserves for excess and obsolete inventories were $14.0 million and $8.6 million at December 31, 2021 and 2020, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $5.4 million, $(0.6) million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Depreciation expense was $36.2 million, $36.7 million, and $36.1 million in 2021, 2020, and 2019, respectively.

At the time property is retired or otherwise disposed, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other income, net.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. There were no assets held for sale at December 31, 2021 or 2020. During the year ended December 31, 2021, we sold assets classified as held for sale with a net book value of $0.4 million, and recorded a gain of $9.1 million in other income, net. During the year ended December 31, 2020, we sold assets classified as held for sale with a net book value of $4.4 million, and recorded a net gain of $3.4 million in other income, net. We did not sell any assets classified as held for sale in 2019.

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

The components of the lease expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating lease cost	$38.4	$37.9	$33.9
Finance lease cost:
Amortization of right-of-use assets	2.0	2.1	2.2
Interest on lease liabilities	0.5	0.6	0.7
Total finance lease cost	2.5	2.7	2.9
Variable lease cost	10.5	10.6	9.5
Total lease cost	$51.4	$51.2	$46.3

Supplemental balance sheet information at December 31, 2021 and 2020 related to leases was as follows:

	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$133.1	$118.8

Current operating lease liabilities	$34.0	$31.2
Non-current operating lease liabilities	107.5	95.9
Total operating lease liabilities	$141.5	$127.1

Finance leases:
Property, at cost	$14.0	$14.6
Accumulated depreciation and amortization	(9.2)	(8.1)
Net property	$4.8	$6.5

Current obligations of finance leases	$1.9	$2.3
Finance leases, net of current obligations	4.2	5.7
Total finance lease liabilities	$6.1	$8.0

Weighted average remaining lease term:
Operating leases	5.0 years	4.7 years
Finance leases	4.0 years	4.4 years
Weighted average discount rate:
Operating leases	2.5%	2.9%
Finance leases	7.8%	7.3%

Supplemental cash flow and other information for the years ended December 31, 2021, 2020, and 2019 related to leases was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.0	$37.3	$33.5
Operating cash flows from finance leases	0.5	0.6	0.7
Financing cash flows from finance leases	2.3	2.2	2.1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$54.7	$35.3	$55.9
Finance leases	0.4	0.3	2.0

(A) Includes $15.8 million and $1.6 million of operating leases established as a result of our acquisitions during 2021 and 2020, respectively. See Note 17, “Acquisitions”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2021, were as follows:

	December 31, 2021
	Operating Leases	Finance Leases
Future minimum lease payments
2022	$37.0	$2.3
2023	34.1	1.6
2024	27.2	1.4
2025	18.8	1.0
2026	13.9	0.3
Thereafter	19.3	0.6
Total future minimum lease payments	$150.3	$7.2
Less: imputed interest	(8.8)	(1.1)
Total lease obligation	$141.5	$6.1
Less: current obligations	(34.0)	(1.9)
Long-term lease obligation	$107.5	$4.2

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets increased due to the acquisitions of businesses in 2021 and 2020. See Note 17, “Acquisitions”, for further information.

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the years ended December 31 were as follows:

	2021	2020
Beginning balance	$37.1	$30.1
Goodwill acquired	20.0	7.0
Ending balance	$57.1	$37.1

As of December 31, 2021, we have completed our annual impairment test and concluded that there is no impairment of our goodwill.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2021
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	13.4 years	$57.4	$(11.6)	$45.8
Trade name	5 to 20 years	18.9 years	23.2	(4.6)	18.6
Non-compete agreements	3 to 7 years	5.5 years	0.9	(0.4)	0.5
Other intangible assets	10 years	10 years	0.1	(0.1)	—
Total		14.9 years	$81.6	$(16.7)	$64.9

	As of December 31, 2020
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8 to 14 years	11.8 years	$30.5	$(8.4)	$22.1
Trade name	15 to 20 years	19.4 years	18.2	(3.6)	14.6
Non-compete agreements	3 to 7 years	5.6 years	0.7	(0.3)	0.4
Other intangible assets	10 years	10 years	0.1	(0.1)	—
Total		14.5 years	$49.5	$(12.4)	$37.1

We did not incur impairment losses related to our other intangible assets during the year ended December 31, 2021 and 2020. Amortization expense for other intangible assets was $4.3 million, $2.5 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 is as follows:

2022	$6.1
2023	6.1
2024	6.0
2025	5.8
2026	4.5
After 2026	36.4
$64.9

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2021	2020	2019
Domestic	$327.6	$151.1	$185.1
Foreign	23.3	15.2	14.8
Income before taxes	$350.9	$166.3	$199.9

	For the Years Ended December 31,
Components of Income Tax Provision	2021	2020	2019
Current expense
U.S. Federal	$77.3	$38.5	$41.9
State	18.2	11.4	12.4
Foreign	6.5	4.5	4.4
Total current expense	$102.0	$54.4	$58.7
Deferred (benefit) expense
U.S. Federal	$(10.9)	$(7.8)	$(3.0)
State	(3.2)	(2.3)	(0.8)
Foreign	—	(0.1)	0.1
Total deferred benefit	$(14.1)	$(10.2)	$(3.7)
Total income tax provision	$87.9	$44.2	$55.0

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.3	4.3	4.5
Nondeductible meals and entertainment	0.1	0.5	1.4
Other, net	0.6	0.8	0.6
Effective tax rate	25.0%	26.6%	27.5%

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

Assets (Liabilities)	2021	2020
Pension	$32.8	$47.2
Operating lease liabilities	34.4	31.3
Postretirement benefits	19.3	20.8
Inventory	25.0	12.3
Other deferred tax assets	5.8	5.2
Payroll accruals	7.2	7.6
Bad debt reserves	0.7	0.8
Subtotal	125.2	125.2
Less: valuation allowances	(0.5)	(0.6)
Deferred tax assets	124.7	124.6
Fixed assets	(38.8)	(34.5)
Operating lease right-of-use assets	(32.3)	(29.1)
Other deferred tax liabilities	(9.1)	(4.9)
Computer software	(2.4)	(2.4)
Deferred tax liabilities	(82.6)	(70.9)
Net deferred tax assets	$42.1	$53.7

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2021	2020
Deferred tax assets included in other non-current assets	$45.2	$54.1
Deferred tax liabilities included in other non-current liabilities	(3.1)	(0.4)
Total	$42.1	$53.7

Operating loss and tax credit carryforwards included in net deferred tax assets at December 31 were:

	2021	2020
U.S. Federal(A)	$0.5	$0.5
State(A)	0.2	0.3

(A)Expire between 2024 and 2030

We have placed valuation allowances of $0.5 million and $0.6 million for 2021 and 2020, respectively, relating to federal tax credits and state net operating losses that are not expected to be utilized prior to expiration.

We have no material undistributed earnings of non-U.S. subsidiaries as of December 31, 2021, due to the one-time transition tax and global intangible low-taxed income (“GILTI”) provisions enacted under the Tax Cuts and Jobs Act (“TCJA”). No additional income taxes have been provided for any outside basis differences inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat GILTI as a period cost rather than accounting for it as part of deferred taxes. Due to the high-tax exception election made in 2020 and 2021, our GILTI period cost was immaterial in each year.

Our federal income tax returns for the tax years 2018 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2018 federal return will expire on October 15, 2022, unless extended by consent. Our state income tax returns for 2017 through 2021 remain subject to examination by various state authorities with the latest period closing on December 31, 2026.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2017.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss utilization and carryback periods, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among many other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act and allow a full deduction for certain business meals for the 2021 and 2022 tax years. The CARES Act and subsequent stimulus packages did not have a material impact on our income tax provision for 2020 or 2021.

Our unrecognized tax benefits of $1.0 million, $1.7 million, and $1.9 million as of December 31, 2021, 2020, and 2019, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Balance at January 1,	$1.7	$1.9	$2.6
Additions based on tax positions related to current year	—	0.2	0.2
Reductions for tax positions of prior years	(0.7)	(0.1)	(0.1)
Settlements	—	(0.3)	(0.8)
Balance at December 31,	$1.0	$1.7	$1.9

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.2 million and $0.3 million in interest and penalties at December 31, 2021 and 2020, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027. At December 31, 2021, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2021, eligible employees and qualified retirees subscribed for 1,056,109 shares totaling $21.1 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 14, 2022; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 14, 2022, in the case of shares paid for on or before January 14, 2022.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2021	794,227	798,166
2020	824,685	830,338
2019	962,023	957,495

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2021 and 2020.

On December 12, 2019, our Board of Directors declared at 5% common stock dividend. Each shareholder was entitled to one share of common stock for every ten shares held as of December 16, 2019. The stock was issued on February 7, 2020.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 5% stock dividend declared in 2019. The average number of shares used in computing net income per share of common stock at December 31, 2021, 2020, and 2019 was 22,793,934 shares, 22,642,057 shares, and 22,555,240 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2021	2020
Finance arrangements, various maturities, with a weighted average interest rate of 7.8%	$6.1	$8.0
Less current portion	(1.9)	(2.3)
Long-term Debt	$4.2	$5.7

Long-term Debt matures as follows:
2022	$1.9
2023	1.3
2024	1.2
2025	0.9
2026	0.2
After 2026	0.6
$6.1

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $0.9 million and $1.3 million at December 31, 2021 and 2020, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2021 and 2020, respectively.

Revolving Credit Facility

At December 31, 2020, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2023 with Bank of America, N.A. and the other lenders named therein (the “Revolving Credit Facility”), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million.  The Revolving Credit Facility included a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  The Revolving Credit Facility contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

Interest on our borrowings under the Revolving Credit Facility will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the agreement) or (ii) LIBOR (in the case U.S. dollar-denominated borrowings) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. The Amended Credit Agreement added LIBOR fallback language to address the announced future cessation of specified dollar LIBOR tenor settings.  In connection with such a borrowing, the applicable borrower will also select the term of the loan from available tenors, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the daily floating Eurodollar rate (or CDOR, in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

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

We were in compliance with all covenants under the Amended Credit Agreement and Revolving Credit Facility as of December 31, 2021 and 2020, respectively.

There were $124.2 million and $50.0 million in short-term borrowings under the Amended Credit Agreement and the Revolving Credit Facility, respectively, as of December 31, 2021 and 2020.

Short-term borrowings outstanding during the year ended December 31, 2021 ranged from a minimum of no short-term borrowings to a maximum of $124.2 million. Short-term borrowings outstanding during the year ended December 31, 2020 ranged from a minimum of $50.0 million to a maximum of $370.0 million.  The average daily amount of borrowings outstanding under the Amended Credit Agreement and Revolving Credit Facility during 2021 and 2020 amounted to approximately $10.6 million and $191.6 million at weighted-average interest rates 1.15% and 1.55%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2021 was 1.11%.

At December 31, 2021, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $625.4 million, compared to $699.6 million at December 31, 2020 under the Revolving Credit Facility.

Interest expense, net was $1.0 million, $3.6 million, and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $100.0 million private placement shelf agreement (the "Prudential Shelf Agreement") with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. We also have an uncommitted, unsecured $150.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. After its amendment and extension in June 2021, the MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year period ending in June 2024. On August 13, 2021, we amended each of these uncommitted private placement shelf agreements to conform to specified changes in the Amended Credit Agreement.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2021 and 2020.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreements as of December 31, 2021 and 2020.

Letters of Credit

We had total letters of credit of $6.1 million outstanding at December 31, 2021, of which $0.4 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.3 million outstanding at December 31, 2020, of which $0.4 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2021 and 2020.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of period	$921.8	$825.1	$80.9	$76.2
Service cost	30.2	29.2	2.2	2.1
Interest cost	23.9	26.7	1.7	2.4
Actuarial (gain) loss	(11.6)	134.7	(5.0)	4.9
Benefits paid from plan assets	(2.5)	(2.1)	—	—
Benefits paid from Company assets	(1.6)	(1.8)	(5.6)	(5.8)
Plan participants' contributions	—	—	0.9	1.1
Administrative expenses paid	(1.5)	(3.2)	—	—
Settlements	(116.8)	(86.8)	—	—
Benefit Obligation at End of Period	841.9	921.8	75.1	80.9
Change in Plan Assets:
Fair value of plan assets at beginning of period	722.0	658.4	—	—
Actual return on plan assets	39.5	115.7	—	—
Employer contributions(A)	41.6	41.8	4.7	4.7
Plan participants' contributions	—	—	0.9	1.1
Benefits paid(A)	(4.1)	(3.9)	(5.6)	(5.8)
Administrative expenses paid	(1.5)	(3.2)	—	—
Settlements	(116.8)	(86.8)	—	—
Fair Value of Plan Assets at End of Period	680.7	722.0	—	—
Unfunded Status	$161.2	$199.8	$75.1	$80.9

(A) Includes $1.6 million and $1.8 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2021 and 2020, respectively.

The accumulated benefit obligation for our Pension Plan was $774.7 million and $844.0 million at December 31, 2021 and 2020, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Current accrued benefit cost	$2.1	$1.9	$6.6	$6.8
Non-current accrued benefit cost	159.1	197.9	68.5	74.1
Net amount recognized	$161.2	$199.8	$75.1	$80.9

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Net actuarial loss	$166.1	$227.9	$9.3	$13.6
Prior service cost	—	—	0.1	0.1
Accumulated other comprehensive loss	$166.1	$227.9	$9.4	$13.7

The actuarial gain for the Pension Plan in 2021 was primarily related to increases in the discount rate compared to 2020. The actuarial loss for the Pension Plan in 2020 was primarily related to decreases in the discount rate and changes to the lump-sum interest rates used to measure the benefit obligations compared to 2019.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.86%	2.62%	2.71%	2.22%
Rate of compensation increase	4.38%	4.49%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2021, 2020, and 2019 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2021	2020	2019	2021	2020	2019
Selling, general and administrative expenses:
Service cost	$30.2	$29.2	$25.6	$2.2	$2.1	$2.0
Total selling, general and administrative expenses	$30.2	$29.2	$25.6	$2.2	$2.1	$2.0
Non-operating expenses:
Interest cost	23.9	26.7	30.0	1.7	2.4	2.9
Expected return on plan assets	(30.6)	(32.8)	(34.1)	—	—	—
Amortization of:
Net actuarial loss	32.3	30.2	19.1	0.8	0.7	0.3
Settlement charge	30.4	27.7	—	—	—	—
Total non-operating expenses	$56.0	$51.8	$15.0	$2.5	$3.1	$3.2
Net periodic benefit cost	$86.2	$81.0	$40.6	$4.7	$5.2	$5.2

During 2021, we made lump-sum pension benefit distributions and purchased nonparticipating annuity contracts exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. During 2020, we made lump-sum pension benefit distributions exceeding the settlement accounting threshold. Accordingly, we recorded a non-cash pension settlement charge of $30.4 million and $27.7 million in non-operating expenses on our consolidated statements of income for the year ended December 31, 2021 and 2020, respectively. This settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions and purchases of the nonparticipating annuity contracts.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.62% / 2.72%	3.38% / 2.72%	4.31%	2.22%	3.19%	4.16%
Expected return on plan assets	5.00%	5.50%	5.75%	—	—	—
Rate of compensation increase	4.32%	4.24%	4.36%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.00%

A discount rate of 2.62% was used as of January 1, 2021 to determine the net periodic benefit cost for the Pension Plan, which was increased to 2.72% effective September 30, 2021 for the remeasurement of the plan liability upon triggering settlement accounting. A discount rate of 3.38% was used as of January 1, 2020 to determine the net periodic benefit cost for the Pension Plan, which was lowered to 2.72% effective September 30, 2020 for the remeasurement of the plan liability upon triggering settlement accounting. The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2021.  The rate was assumed to remain at 5.00% in 2022 and to remain at that level thereafter.

We expect to fund $2.0 million for nonqualified pension benefits during 2022. Pension contributions are expected to be $40.0 million in 2022; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2022	$58.6	$6.6
2023	59.3	6.9
2024	58.9	7.3
2025	59.0	7.4
2026	59.2	7.3
2027 to 2031	288.6	31.8

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

Our Pension Plan utilizes a liability-driven investment (“LDI”) approach to help meet these objectives. The LDI strategy employs a structured fixed-income portfolio designed to reduce volatility in the plan's future funding requirements and funding status. This is accomplished by using a blend of long duration government, quasi-governmental and corporate fixed-income securities, as well as appropriate levels of equity and alternative investments designed to optimize the plan's liability hedge ratio. Derivatives may also be used on fixed-income investments to manage interest rate exposure, volatility, duration, credit exposures, and asset class allocation. Derivatives are not allowed if the position creates economic portfolio leverage beyond the portfolio’s investment objectives or if used for speculative purposes. In practice, the value of an asset portfolio constructed primarily of fixed income securities is inversely correlated to changes in market interest rates, primarily offsetting changes in the value of the pension benefit obligation caused by changes in the interest rate used to discount plan liabilities.

Asset allocation information for the Pension Plan at December 31, 2021 and 2020 is as follows:

Investment	2021 Actual Allocation	2021 Target Allocation Range	2020 Actual Allocation	2020 Target Allocation Range
Equity securities - U.S.	6%	3-10%	7%	3-10%
Equity securities - International	6%	2-10%	10%	2-10%
Fixed income investments	55%	40-80%	66%	40-80%
Hedge funds	6%	2-8%	5%	2-8%
Real assets	5%	2-10%	5%	0-15%
Private equity	5%	2-8%	2%	0-15%
Other investments	5%	0-8%	4%	0-8%
Short-term investments	12%	1-10%	1%	1-10%
Total	100%	100%	100%	100%

Actual asset allocation may occasionally fall outside of the target allocation range until rebalancing occurs. Certain reclassifications have been made to the classes of plan assets in prior year to conform to the December 31, 2021 presentation due to a change in our investment policy in 2021.

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

Fixed income investments

Fixed income investments consist of U.S. and international corporate bonds, government and government agency bonds, derivatives, as well as a collective trust that invests in U.S. government debt securities. U.S. and international corporate bonds and government and government agency bonds are valued by independent pricing services using market-based cash flow generators and pricing spread models on both primary and secondary market transactions. As the significant inputs used are observable market inputs, these investments are classified as Level 2. Derivatives could include, but are not limited to, instruments such as U.S. Treasury futures, total returns swaps, and credit default swaps. Derivatives are valued by independent pricing services using direct and observable market inputs and are thus classified as Level 2. The collective trust is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

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

Real assets

Real assets consist of a diversified mutual fund, and two limited partnerships (“LP”) that invest in real estate. The diversified mutual fund is valued using quoted prices in an active market, and is therefore classified as Level 1. The LP investments are valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the LP investments.

Private equity

Private equity is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private equity investments do not have an actively traded market with readily observable prices. The investments are limited partnerships and are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private equity investments are classified as Level 3, other than a limited partnership valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the private equity investments.

Other investments

Other investments consist of investments in a private debt fund and a high-yield bond fund. The private debt fund is valued using unobservable inputs with limited trading activity, and is therefore classified as Level 3. The high-yield bond fund is valued using the NAV based on the fair value of the underlying investments held by the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. Audited financial statements are produced on an annual basis for the private debt fund and the high-yield bond fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2021 or 2020.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2021 and 2020:

December 31, 2021
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$13.6	$27.3	$—	$—	$40.9
Equity securities - International	13.9	28.4	—	—	42.3
Fixed income investments	96.1	—	279.7	—	375.8
Hedge funds	41.8	—	—	—	41.8
Real assets	16.4	20.3	—	—	36.7
Private equity	8.2	—	—	21.7	29.9
Other investments	20.1	—	—	11.4	31.5
Short-term investments	81.8	—	—	—	81.8
Total	$291.9	$76.0	$279.7	$33.1	$680.7

December 31, 2020
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$17.3	$30.6	$—	$—	$47.9
Equity securities - International	24.9	45.4	—	—	70.3
Fixed income investments	317.4	—	162.5	—	479.9
Hedge funds	36.0	—	—	—	36.0
Real assets	13.6	21.2	—	—	34.8
Private equity	2.0	—	—	13.8	15.8
Other investments	22.1	—	—	11.4	33.5
Short-term investments	3.8	—	—	—	3.8
Total	$437.1	$97.2	$162.5	$25.2	$722.0

Certain reclassifications have been made to the fair value hierarchy in prior year to conform to the December 31, 2021 presentation.

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2021 and 2020:

December 31, 2021
	Private Equity	Other Investments	Total
Balance, beginning of year	$13.8	$11.4	$25.2
Realized gains	0.8	0.2	1.0
Unrealized gains	9.2	1.1	10.3
Purchases	0.1	—	0.1
Sales	(2.2)	(1.3)	(3.5)
Balance, end of year	$21.7	$11.4	$33.1

December 31, 2020
	Private Equity	Other Investments	Total
Balance, beginning of year	$11.0	$11.4	$22.4
Unrealized gains	1.0	0.6	1.6
Purchases	2.5	—	2.5
Sales	(0.7)	(0.6)	(1.3)
Balance, end of year	$13.8	$11.4	$25.2

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. Effective July 1, 2019, eligible employees receive Company matching contributions beginning the first month after the completion of six months of service and 500 hours of service. Effective January 1, 2021, eligible employees receive Company matching contributions beginning the first pay period after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense recognized by us was $4.5 million, $3.8 million, and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $71.3 million, $46.8 million, and $56.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15. COMMITMENTS AND CONTINGENCIES

Rental expense was $42.9 million, $40.3 million, and $36.4 million in 2021, 2020, and 2019, respectively.  For future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2021, refer to Note 7, “Leases”.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2021	2020
Currency translation	$(5.0)	$(5.1)
Pension liability	(166.1)	(227.9)
Postretirement benefits liability	(9.4)	(13.7)
Accumulated other comprehensive loss	$(180.5)	$(246.7)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

	2021	2020
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses(A)	$63.5	$58.6
Tax benefit	(16.3)	(15.1)
Total reclassifications for the period, net of tax	$47.2	$43.5

(A) Includes a pension settlement charge of $30.4 million and $27.7 million in 2021 and 2020, respectively.

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

	2021			2020
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.1)	$(241.6)	$(246.7)	$(7.7)	$(242.9)	$(250.6)
Other comprehensive income before reclassifications	0.1	—	0.1	2.6	—	2.6
Amounts reclassified from accumulated other comprehensive loss (net of tax $(16.3) and $(15.1))	—	47.2	47.2	—	43.5	43.5
Actuarial gain (loss), (net of tax $(6.6) and $14.6)	—	18.9	18.9	—	(42.2)	(42.2)
Net current-period other comprehensive income	0.1	66.1	66.2	2.6	1.3	3.9
Ending balance December 31,	$(5.0)	$(175.5)	$(180.5)	$(5.1)	$(241.6)	$(246.7)

17. ACQUISITIONS

In 2021, we completed acquisitions of businesses for a combined preliminary purchase price of $88.7 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in $20.0 million and $32.1 million of tax-deductible goodwill and other intangible assets, respectively.

In 2020, we completed an acquisition of a business for a final purchase price of $27.6 million in cash, net of cash acquired. The final purchase price allocation resulted in $7.4 million and $18.1 million of tax deductible goodwill and other intangible assets, respectively.

These acquisitions will help Graybar accelerate growth, diversify our business, extend our reach, and enhance our profitability. Since the date of acquisition, the acquired subsidiaries’ results are reflected in our consolidated financial statements. Pro forma results of the acquisitions were not material; therefore, they are not presented.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2021 and 2020:

	2021
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,900.5	$2,232.4	$2,313.4	$2,321.0
Gross margin	360.9	422.8	436.4	469.1
Net income attributable to the Company	47.2	80.1	74.3	60.8
Net income attributable to the Company per share of common stock	$2.07	$3.51	$3.27	$2.66

	2020
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,773.2	$1,763.0	$1,877.9	$1,851.6
Gross margin	340.4	333.3	355.2	340.6
Net income attributable to the Company	21.4	37.1	34.5	28.8
Net income attributable to the Company per share of common stock	$0.94	$1.64	$1.52	$1.28

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 9, 2022, the Board of Directors of the Company elected D. M. Meyer, Vice President - North American Subsidiaries, as a director to fill an existing vacancy on the Company’s Board of Directors, effective April 1, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2022 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2022 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

Item 14.  Principal Accountant Fees and Services

The information with respect to principal accountant fees and services required to be included pursuant to this Item 14 will be included under the caption “Relationship with Independent Registered Public Accounting Firm” in our Information Statement and is incorporated herein by reference.

Our independent registered public accounting firm is Ernst & Young LLP (PCAOB ID: 42).

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

10.1

Management Incentive Plan filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2021, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.*

	10.3	Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan*

10.4

Graybar Long Term Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Form of Award Agreement under Graybar Long Term Incentive Plan filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.6

Fourth Amendment to Credit Agreement, dated as of August 13, 2021, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.7

Private Shelf Agreement, dated September 22, 2014, between the Company and Prudential Investment Management, Inc., filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

10.8

Amendment No. 1 to Private Shelf Agreement, dated August 2, 2017, between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

10.9

Amendment No. 2 to Private Shelf Agreement, dated August 10, 2018, between the Company and PGIM, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00255) and incorporated herein by reference.

10.10

Amendment No. 3 to Private Shelf Agreement, dated July 29, 2020, between the Company and PGIM, Inc., filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 000-00255) and incorporated herein by reference.

10.11

Amendment No. 4 to Private Shelf Agreement, dated August 13, 2021, between the Company and PGIM, Inc. filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.12

Amendment No. 3 to Private Shelf Agreement, dated August 13, 2021 among the Company and MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), MetLife Investment Management Limited and any MetLife affiliates filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of March 2022.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 10, 2022.

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