Form 10-Q
period 2022-03-31
GRAYBAR ELECTRIC CO INC
filed 2022-04-25
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2022: 23,131,134
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2022

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2022	2021
Net Sales	$2,381.8	$1,900.5
Cost of merchandise sold	(1,902.5)	(1,539.6)
Gross Margin	479.3	360.9
Selling, general and administrative expenses	(324.0)	(277.9)
Depreciation and amortization	(13.0)	(12.2)
Other income, net	0.9	0.5
Income from Operations	143.2	71.3
Non-operating expenses	(5.5)	(7.8)
Income before Provision for Income Taxes	137.7	63.5
Provision for income taxes	(35.3)	(16.2)
Net Income	102.4	47.3
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net Income attributable to Graybar Electric Company, Inc.	$102.2	$47.2
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$4.42	$2.07
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding	23.1	22.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2022	2021
Net Income	$102.4	$47.3
Other Comprehensive Income
Foreign currency translation	2.2	1.5
Pension and postretirement benefits liability adjustments (net of tax of $(1.4) and $(2.3), respectively)	4.4	6.6
Total Other Comprehensive Income	6.6	8.1
Comprehensive Income	$109.0	$55.4
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.3	0.2
Comprehensive Income attributable to Graybar Electric Company, Inc.	$108.7	$55.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2022	2021
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$44.0	$48.5
Trade receivables (less allowances of $9.1 and $9.1, respectively)			1,498.1	1,407.6
Merchandise inventory			866.1	808.4
Other current assets			65.7	54.8
Total Current Assets			2,473.9	2,319.3
Property, at cost
Land			97.6	97.6
Buildings			536.9	534.1
Furniture and fixtures			265.7	261.7
Software			152.2	151.4
Finance leases			14.1	14.0
Total Property, at cost			1,066.5	1,058.8
Accumulated depreciation and amortization			(631.9)	(622.1)
Net Property			434.6	436.7
Operating Lease Right-of-use Assets			130.1	133.1
Other Non-current Assets			180.4	179.9
Total Assets			$3,219.0	$3,069.0
LIABILITIES
Current Liabilities
Short-term borrowings			$70.0	$124.2
Current portion of long-term debt			1.7	1.9
Trade accounts payable			1,189.4	1,055.4
Accrued payroll and benefit costs			143.1	187.8
Other accrued taxes			43.8	42.8
Current operating lease liabilities			34.3	34.0
Other current liabilities			157.6	142.9
Total Current Liabilities			1,639.9	1,589.0
Postretirement Benefits Liability			68.4	68.5
Pension Liability			152.6	159.1
Long-term Debt			4.0	4.2
Non-current Operating Lease Liabilities			104.0	107.5
Other Non-current Liabilities			9.1	8.8
Total Liabilities			1,978.0	1,937.1
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2022	December 31, 2021
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,401,014	18,956,496
Issued to shareholders	4,004,296	3,929,845
In treasury, at cost	(255,750)	(53,108)
Outstanding Common Stock	23,149,560	22,833,233	463.0	456.7
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			945.5	850.3
Accumulated Other Comprehensive Loss			(174.0)	(180.5)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,235.6	1,126.5
Noncontrolling Interests			5.4	5.4
Total Shareholders’ Equity			1,241.0	1,131.9
Total Liabilities and Shareholders’ Equity			$3,219.0	$3,069.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2022	2021
Cash Flows from Operating Activities
Net Income	$102.4	$47.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.0	12.2
Non-cash operating lease expense	9.1	8.5
Deferred income taxes	(2.9)	(4.4)
Net gain on disposal of property	(0.1)	—
Net income attributable to noncontrolling interests	(0.2)	(0.1)
Changes in assets and liabilities:
Trade receivables	(90.5)	(29.4)
Merchandise inventory	(57.7)	(36.6)
Other current assets	(10.9)	(0.9)
Other non-current assets	(1.5)	(0.6)
Trade accounts payable	134.0	95.5
Accrued payroll and benefit costs	(44.7)	(22.0)
Other current liabilities	18.0	4.7
Other non-current liabilities	(9.8)	(5.5)
Total adjustments to net income	(44.2)	21.4
Net cash provided by operating activities	58.2	68.7
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	0.3
Capital expenditures for property	(8.2)	(10.0)
Acquisition of business, net of cash acquired	—	(0.1)
Net cash used by investing activities	(8.0)	(9.8)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(54.2)	(50.0)
Principal payments under finance arrangements	(0.6)	(0.7)
Sales of common stock	11.5	11.1
Purchases of common stock	(4.1)	(4.3)
Purchases of noncontrolling interests’ common stock	(0.3)	(0.5)
Dividends paid	(7.0)	(6.9)
Net cash used by financing activities	(54.7)	(51.3)
Net (Decrease) Increase in Cash	(4.5)	7.6
Cash, Beginning of Year	48.5	131.2
Cash, End of Period	$44.0	$138.8

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.2	$0.2
Acquisitions of assets under operating leases	$5.9	$10.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2021	$456.7	$—	$850.3	$(180.5)	$5.4	$1,131.9
Net income			102.2		0.2	102.4
Other comprehensive income				6.5	0.1	6.6
Stock issued	10.4					10.4
Stock purchased	(4.1)				(0.3)	(4.4)
Advance payments		1.1				1.1
Dividends declared			(7.0)			(7.0)
March 31, 2022	$463.0	$1.1	$945.5	$(174.0)	$5.4	$1,241.0

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2020	$452.1	$—	$725.1	$(246.7)	$4.5	$935.0
Net income			47.2		0.1	47.3
Other comprehensive income				8.0	0.1	8.1
Stock issued	10.0					10.0
Stock purchased	(4.3)				(0.5)	(4.8)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2021	$457.8	$1.1	$765.4	$(238.7)	$4.2	$989.8

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts. Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in our latest Annual Report on Form 10-K.

In the opinion of management, this quarterly report includes all adjustments, consisting of normal recurring accruals and adjustments, necessary for the fair presentation of the condensed consolidated financial statements presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Graybar and our subsidiary companies.  All material intercompany balances and transactions have been eliminated.  The ownership interests that are held by owners other than the Company are in subsidiaries owned by the Company and are accounted for and reported as noncontrolling interests.

Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the three months ended March 31, 2022 and 2021. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 87% of the total inventories at March 31, 2022 and 89% at March 31, 2021. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 3 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our condensed consolidated balance sheets. Amounts related to finance leases are included in property, current portion of long-term debt, and long-term debt on our condensed consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU” or “Update”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” that provides temporary relief to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates. This Update is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance on contract modifications, which is applicable to Graybar, can be applied prospectively from any date beginning March 12, 2020 and may also be applied to modifications of existing contracts made earlier in the interim period that includes March 12, 2020. We have evaluated the impact of the adoption of the Update on our contracts and our consolidated financial statements. We do not engage in hedging transactions and we have the option under our Amended Credit Agreement, as defined in Note 5, “Debt”, to continue to use LIBOR until June 30, 2023. As such, this Update does not have a material impact on our contracts and our consolidated financial statements.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Construction	57.7%	58.6%
CIG	25.1	25.6
Industrial & Utility	17.2	15.8
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the March 31, 2022 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. In addition, for the three months ended March 31, 2022 and 2021, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. INCOME TAXES

Our total provision for income taxes was $35.3 million and $16.2 million for the three months ended March 31, 2022 and 2021, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate for the three months ended March 31, 2022 was 25.6%, compared to 25.5% for the three months ended March 31, 2021.

Our federal income tax returns for the tax years 2018 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2018 federal return will expire on October 15, 2022, unless extended by consent. Our state income tax returns for 2017 through 2021 remain subject to examination by various state authorities with the latest period closing on December 31, 2026.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2017.

5. DEBT

Revolving Credit Facility

At March 31, 2022, and December 31, 2021, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Amended Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

We were in compliance with all covenants under the Amended Credit Agreement as of March 31, 2022 and December 31, 2021.

There were $70.0 million and $124.2 million in short-term borrowings under the Amended Credit Agreement, respectively, as of March 31, 2022 and December 31, 2021.

Short-term borrowings outstanding during the three months ended March 31, 2022 ranged from a minimum of $33.1 million to a maximum of $173.1 million. Short-term borrowings outstanding during the three months ended March 31, 2021 ranged from a minimum of no short-term borrowings to a maximum of $50.0 million.

At March 31, 2022, we had unused lines of credit under the Amended Credit Agreement amounting to $679.6 million available, compared to $625.4 million at December 31, 2021. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $100.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. We also have an uncommitted, unsecured $150.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year issuance period ending in June 2024.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2022 and December 31, 2021.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2022 and December 31, 2021.

Letters of Credit

We had total letters of credit of $6.1 million outstanding at both March 31, 2022 and December 31, 2021, of which $0.4 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2022 and December 31, 2021.

The net periodic benefit cost for the three months ended March 31, 2022 and 2021 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2022	2021	2022	2021
Selling, general and administrative expenses:
Service cost	$7.1	$7.6	$0.5	$0.6
Total selling, general and administrative expenses	$7.1	$7.6	$0.5	$0.6
Non-operating expenses:
Interest cost	$6.1	$6.1	$0.5	$0.4
Expected return on plan assets	(7.7)	(7.8)	—	—
Amortization of net actuarial loss	5.7	8.6	0.1	0.3
Total non-operating expenses	$4.1	$6.9	$0.6	$0.7
Net periodic benefit cost	$11.2	$14.5	$1.1	$1.3

We made qualified and nonqualified pension contributions totaling $12.0 million during the three-month period ended March 31, 2022 and contributions totaling $11.6 million during the three-month period ended March 31, 2021. Additional contributions of $30.0 million are expected to be paid during the remainder of 2022, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2022, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $7.0 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2022 and December 31, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$5.8	$8.9
Tax benefit	(1.4)	(2.3)
Total reclassifications for the period, net of tax	$4.4	$6.6

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.0)	$(175.5)	$(180.5)	$(5.1)	$(241.6)	$(246.7)
Other comprehensive income before reclassifications	2.1	—	2.1	1.4	—	1.4
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.4) and $(2.3))	—	4.4	4.4	—	6.6	6.6
Net current-period other comprehensive income	2.1	4.4	6.5	1.4	6.6	8.0
Ending balance March 31,	$(2.9)	$(171.1)	$(174.0)	$(3.7)	$(235.0)	$(238.7)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; the ongoing impact of the coronavirus (COVID-19) pandemic; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability, to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Business Overview

Our net sales for the first quarter of 2022 increased $481.3 million, or 25.3%, to $2,381.8 million, compared to $1,900.5 million for the first quarter of 2021. This was a new quarterly net sales record for the Company. Gross margin for the first quarter of 2022 increased $118.4 million, or 32.8%, to $479.3 million, compared to gross margin of $360.9 million for the same three-month period ended March 31, 2021. Several factors contributed to increased net sales and gross margin, including favorable conditions in our industry, price inflation, and a favorable sales mix. Our gross margin rate increased to 20.1% for the first quarter of 2022, compared to 19.0% for the first quarter of 2021.

Selling, general and administrative (“SG&A”) expenses increased $46.1 million, or 16.6%, to $324.0 million for the three months ended March 31, 2022 from $277.9 million for the three months ended March 31, 2021, primarily due to higher labor and transportation costs. SG&A as a percentage of net sales decreased to 13.6% for the first quarter of 2022, compared to 14.6% for the same period in 2021.

Income from operations increased $71.9 million, or 100.8%, to $143.2 million for the three months ended March 31, 2022, from $71.3 million for the same three-month period last year. Our increase in gross margin, partially offset by the increase in SG&A expenses, contributed to this improvement. As a result, net income attributable to Graybar Electric Company, Inc. for the three months ended March 31, 2022 increased by $55.0 million, or 116.5%, to $102.2 million for the three months ended March 31, 2022, compared to $47.2 million for the same three-month period last year.

While the overall economy continues to grow, the markets we serve may continue to be affected by variables such as supply chain constraints, raw material shortages, price inflation, geopolitical tensions, labor issues, and the ongoing spread of COVID-19 and its variants. We remain focused on providing an exceptional service to our customers, minimizing potential risks, and maintaining our strong financial position.

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Dollars	Percent	Dollars	Percent
Net Sales	$2,381.8	100.0%	$1,900.5	100.0%
Cost of merchandise sold	(1,902.5)	(79.9)	(1,539.6)	(81.0)
Gross Margin	479.3	20.1	360.9	19.0
Selling, general and administrative expenses	(324.0)	(13.6)	(277.9)	(14.6)
Depreciation and amortization	(13.0)	(0.5)	(12.2)	(0.6)
Other income, net	0.9	—	0.5	—
Income from Operations	143.2	6.0	71.3	3.8
Non-operating expenses	(5.5)	(0.2)	(7.8)	(0.4)
Income before Provision for Income Taxes	137.7	5.8	63.5	3.4
Provision for income taxes	(35.3)	(1.5)	(16.2)	(0.9)
Net Income	102.4	4.3	47.3	2.5
Net income attributable to noncontrolling interests	(0.2)	—	(0.1)	—
Net Income attributable to Graybar Electric Company, Inc.	$102.2	4.3%	$47.2	2.5%

Net sales increased to $2,381.8 million for the three months ended March 31, 2022, compared to $1,900.5 million for the three months ended March 31, 2021, an increase of $481.3 million, or 25.3%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 23.5%, 22.6%, and 36.5%, respectively, for the three months ended March 31, 2022, compared to the same three-month period of 2021.

Gross margin increased $118.4 million, or 32.8%, to $479.3 million from $360.9 million due to increased net sales for the three months ended March 31, 2022, compared to the same period of 2021.  Our gross margin as a percentage of net sales was 20.1% for the three months ended March 31, 2022, compared to 19.0% for the same three-month period in 2021. The increase in gross margin rate was primarily due to a favorable sales mix and gross margin initiatives.

SG&A expenses increased $46.1 million, or 16.6%, to $324.0 million for the three months ended March 31, 2022, compared to $277.9 million for the three months ended March 31, 2021, mainly due to higher compensation and benefit-related expenses and higher outgoing freight expenses for the three months ended March 31, 2022.  SG&A expenses as a percentage of net sales were 13.6% for the three months ended March 31, 2022, down from 14.6% for the three months ended March 31, 2021.

Depreciation and amortization for the three months ended March 31, 2022 increased $0.8 million, or 6.6%, to $13.0 million from $12.2 million for the same three-month period in 2021, due to higher intangibles amortization expense and an increase in property, at cost. Total property, at cost, at March 31, 2022 was $1,066.5 million, an increase of $53.2 million, or 5.3%, when compared to total property, at cost, at March 31, 2021 of $1,013.3 million. Depreciation and amortization as a percentage of net sales totaled 0.5% for the three months ended March 31, 2022, down from 0.6% for the three months ended March 31, 2021.

Non-operating expenses decreased $2.3 million, or 29.5%, to $5.5 million for the three months ended March 31, 2022, compared to $7.8 million for the same period of 2021. The decrease was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $2.8 million, partially offset by an increase in interest expense, net of $0.6 million for the three months ended March 31, 2022, compared to the same three-month period in 2021. The increase in interest expense, net was due to higher levels of average outstanding short-term borrowings and higher interest rates for the three months ended March 31, 2022, compared to the same three-month period in 2021.

Income before provision for income taxes totaled $137.7 million for the three months ended March 31, 2022, an increase of $74.2 million, or 116.9%, from $63.5 million for the three months ended March 31, 2021. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $19.1 million, or 117.9%, to $35.3 million for the three months ended March 31, 2022, compared to $16.2 million for the same period in 2021.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.6% for the three months ended March 31, 2022, compared to 25.5% for 2021. The effective tax rate for the three months ended March 31, 2022 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three-month period ended March 31, 2022 increased $55.0 million, or 116.5%, to $102.2 million from $47.2 million for the three months ended March 31, 2021.

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

Our cash and cash equivalents at March 31, 2022 were $44.0 million, compared to $48.5 million at December 31, 2021, a decrease of $4.5 million, or 9.3%. Cash on hand at March 31, 2022 is reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, short-term borrowings decreased by $54.2 million, or 43.6%, to $70.0 million at March 31, 2022, from $124.2 million at December 31, 2021. Current assets exceeded current liabilities by $834.0 million at March 31, 2022, an increase of $103.7 million, or 14.2%, from $730.3 million at December 31, 2021.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2022 was $58.2 million, compared to cash flows provided by operating activities of $68.7 million for the three months ended March 31, 2021, a decrease of $10.5 million, or 15.3%. Cash provided by operating activities for the three months ended March 31, 2022 was primarily attributable to net income of $102.4 million adjusted for an increase in trade accounts payable of $134.0 million and an increase in other current liabilities of $18.0 million during the three months ended March 31, 2022, partially offset by an increase in trade accounts receivable of $90.5 million, an increase in merchandise inventory levels of $57.7 million and a decrease in accrued payroll and benefit costs of $44.7 million from December 31, 2021 to March 31, 2022.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2022 increased moderately compared to the same three-month period ended March 31, 2021. The days in inventory increased significantly for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Investing Activities

Net cash used by investing activities totaled $8.0 million for the three months ended March 31, 2022, compared to net cash used by investing activities of $9.8 million for the same three-month period in 2021, a decrease of $1.8 million. The decrease was due to lower capital expenditures in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2022 totaled $54.7 million, compared to net cash used by financing activities of $51.3 million for the three months ended March 31, 2021, an increase of $3.4 million. The increase was primarily due to net payments on short-term borrowings of $54.2 million during the three months ended March 31, 2022, compared to net payments on short-term borrowings of $50.0 million in the same three-month period in 2021.

Liquidity

Our cash and cash equivalents at March 31, 2022 were $44.0 million, compared to $48.5 million at December 31, 2021. We also had a $750.0 million amended committed revolving credit facility (“Amended Credit Agreement”) with $679.6 million in available capacity at March 31, 2022, compared to available capacity of $625.4 million at December 31, 2021. At March 31, 2022 and December 31, 2021, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of March 31, 2022 and December 31, 2021. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $6.1 million outstanding at both March 31, 2022 and December 31, 2021, of which $0.4 million was issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2022, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2022	69,161	$20.00	N/A
February 1 - February 28, 2022	78,479	$20.00	N/A
March 1 - March 31, 2022	55,002	$20.00	N/A
Total	202,642	$20.00	N/A

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

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10	Form of Award Agreement under Graybar Long Term Incentive Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

April 25, 2022	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 25, 2022	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)