Form 10-Q
period 2022-06-30
GRAYBAR ELECTRIC CO INC
filed 2022-08-05
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 31, 2022: 23,098,344
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2022

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2022	2021	2022	2021
Net Sales	$2,672.6	$2,232.4	$5,054.4	$4,132.9
Cost of merchandise sold	(2,132.8)	(1,809.6)	(4,035.3)	(3,349.2)
Gross Margin	539.8	422.8	1,019.1	783.7
Selling, general and administrative expenses	(350.7)	(297.3)	(674.7)	(575.2)
Depreciation and amortization	(13.2)	(12.2)	(26.2)	(24.4)
Other income, net	1.5	1.9	2.4	2.4
Income from Operations	177.4	115.2	320.6	186.5
Non-operating expenses	(5.5)	(7.3)	(11.0)	(15.1)
Income before Provision for Income Taxes	171.9	107.9	309.6	171.4
Provision for income taxes	(44.1)	(27.6)	(79.4)	(43.8)
Net Income	127.8	80.3	230.2	127.6
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.4)	(0.3)
Net Income attributable to Graybar Electric Company, Inc.	$127.6	$80.1	$229.8	$127.3
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$5.53	$3.51	$9.95	$5.58
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding	23.1	22.8	23.1	22.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2022	2021	2022	2021
Net Income	$127.8	$80.3	$230.2	$127.6
Other Comprehensive Income
Foreign currency translation	(4.5)	2.0	(2.3)	3.5
Pension and postretirement benefits liability adjustments (net of tax of $(1.6), $(2.2), $(3.0) and $(4.5), respectively)	4.3	6.2	8.7	12.8
Total Other Comprehensive (Loss) Income	(0.2)	8.2	6.4	16.3
Comprehensive Income	$127.6	$88.5	$236.6	$143.9
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.1	0.2	0.4	0.4
Comprehensive Income attributable to Graybar Electric Company, Inc.	$127.5	$88.3	$236.2	$143.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2022	2021
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$79.0	$48.5
Trade receivables (less allowances of $9.2 and $9.1, respectively)			1,594.6	1,407.6
Merchandise inventory			949.4	808.4
Other current assets			66.1	54.8
Total Current Assets			2,689.1	2,319.3
Property, at cost
Land			97.5	97.6
Buildings			542.3	534.1
Furniture and fixtures			272.0	261.7
Software			152.7	151.4
Finance leases			14.7	14.0
Total Property, at cost			1,079.2	1,058.8
Accumulated depreciation and amortization			(640.4)	(622.1)
Net Property			438.8	436.7
Operating Lease Right-of-use Assets			143.5	133.1
Other Non-current Assets			177.1	179.9
Total Assets			$3,448.5	$3,069.0
LIABILITIES
Current Liabilities
Short-term borrowings			$82.2	$124.2
Current portion of long-term debt			1.8	1.9
Trade accounts payable			1,305.9	1,055.4
Accrued payroll and benefit costs			128.0	187.8
Other accrued taxes			38.7	42.8
Current operating lease liabilities			35.5	34.0
Other current liabilities			147.6	142.9
Total Current Liabilities			1,739.7	1,589.0
Postretirement Benefits Liability			68.3	68.5
Pension Liability			147.9	159.1
Long-term Debt			4.4	4.2
Non-current Operating Lease Liabilities			118.5	107.5
Other Non-current Liabilities			9.2	8.8
Total Liabilities			2,088.0	1,937.1
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2022	December 31, 2021
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	19,552,807	18,956,496
Issued to shareholders	4,038,784	3,929,845
In treasury, at cost	(467,712)	(53,108)
Outstanding Common Stock	23,123,879	22,833,233	462.5	456.7
Advance Payments on Subscriptions to Common Stock			0.5	—
Retained Earnings			1,066.2	850.3
Accumulated Other Comprehensive Loss			(174.1)	(180.5)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,355.1	1,126.5
Noncontrolling Interests			5.4	5.4
Total Shareholders’ Equity			1,360.5	1,131.9
Total Liabilities and Shareholders’ Equity			$3,448.5	$3,069.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2022	2021
Cash Flows from Operating Activities
Net Income	$230.2	$127.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26.2	24.4
Non-cash operating lease expense	18.5	17.1
Deferred income taxes	(3.8)	(15.2)
Net gain on disposal of property	(0.2)	(1.0)
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Changes in assets and liabilities:
Trade receivables	(184.7)	(179.3)
Merchandise inventory	(141.0)	(143.0)
Other current assets	(11.3)	(0.8)
Other non-current assets	(1.3)	(0.8)
Trade accounts payable	250.5	231.1
Accrued payroll and benefit costs	(59.8)	(21.7)
Other current liabilities	(0.8)	32.8
Other non-current liabilities	(18.0)	(9.7)
Total adjustments to net income	(126.1)	(66.4)
Net cash provided by operating activities	104.1	61.2
Cash Flows from Investing Activities
Proceeds from disposal of property	0.4	0.9
Capital expenditures for property	(22.9)	(20.6)
Acquisition of business, net of cash acquired	—	(3.8)
Net cash used by investing activities	(22.5)	(23.5)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(42.0)	(50.0)
Principal payments under finance arrangements	(1.1)	(1.2)
Sales of common stock	14.6	14.4
Purchases of common stock	(8.3)	(9.6)
Purchases of noncontrolling interests’ common stock	(0.4)	(0.5)
Dividends paid	(13.9)	(13.7)
Net cash used by financing activities	(51.1)	(60.6)
Net Increase (Decrease) in Cash	30.5	(22.9)
Cash, Beginning of Year	48.5	131.2
Cash, End of Period	$79.0	$108.3

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$1.2	$0.2
Acquisitions of assets under operating leases	$28.9	$20.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2021	$456.7	$—	$850.3	$(180.5)	$5.4	$1,131.9
Net income			102.2		0.2	102.4
Other comprehensive income				6.5	0.1	6.6
Stock issued	10.4					10.4
Stock purchased	(4.1)				(0.3)	(4.4)
Advance payments		1.1				1.1
Dividends declared			(7.0)			(7.0)
March 31, 2022	$463.0	$1.1	$945.5	$(174.0)	$5.4	$1,241.0
Net income			127.6		0.2	127.8
Other comprehensive loss				(0.1)	(0.1)	(0.2)
Stock issued	3.7					3.7
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.9)			(6.9)
June 30, 2022	$462.5	$0.5	$1,066.2	$(174.1)	$5.4	$1,360.5

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2020	$452.1	$—	$725.1	$(246.7)	$4.5	$935.0
Net income			47.2		0.1	47.3
Other comprehensive income				8.0	0.1	8.1
Stock issued	10.0					10.0
Stock purchased	(4.3)				(0.5)	(4.8)
Advance payments		1.1				1.1
Dividends declared			(6.9)			(6.9)
March 31, 2021	$457.8	$1.1	$765.4	$(238.7)	$4.2	$989.8
Net income			80.1		0.2	80.3
Other comprehensive income				8.2	—	8.2
Stock issued	3.8					3.8
Stock purchased	(5.3)				—	(5.3)
Advance payments		(0.5)				(0.5)
Dividends declared			(6.8)			(6.8)
June 30, 2021	$456.3	$0.6	$838.7	$(230.5)	$4.4	$1,069.5

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

Revenue Recognition

Sales revenue is recognized when performance obligations are satisfied, which is typically upon delivery of the product to the customer.  Sometimes product is purchased from the manufacturer and drop-shipped to the customer. We generally take control of the goods when shipped by the manufacturer and then recognize revenue when control of the product transfers to the customer. Revenues recognized are primarily for product sales, but may also include freight and handling charges. Our standard warehouse shipping terms are FOB shipping point, under which control passes to the customer at the time of shipment. We also earn revenue for professional services, general contracting services, and storage services. Such service revenue represented less than 1% of net sales for the three and six months ended June 30, 2022 and 2021. Revenue is reported net of all taxes, primarily sales tax, assessed by governmental authorities as a result of revenue-producing transactions.

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

Merchandise Inventory

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  Inventories valued using the LIFO method comprised 87% of the total inventories at June 30, 2022 and 90% at June 30, 2021. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Construction	57.0%	58.3%	57.3%	58.4%
CIG	25.9	26.0	25.5	25.8
Industrial & Utility	17.1	15.7	17.2	15.8
Total net sales	100.0%	100.0%	100.0%	100.0%

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021. In addition, for the three and six months ended June 30, 2022 and 2021, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. INCOME TAXES

Our total provision for income taxes was $44.1 million and $79.4 million for the three and six months ended June 30, 2022, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.6% for both the six months ended June 30, 2022 and 2021.

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

5. DEBT

Revolving Credit Facility

At June 30, 2022, and December 31, 2021, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Amended Credit Agreement"), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Amended Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

We were in compliance with all covenants under the Amended Credit Agreement as of June 30, 2022 and December 31, 2021.

There were $82.2 million in short-term borrowings as of June 30, 2022, of which $80.0 million were under the Amended Credit Agreement. There were $124.2 million in short-term borrowings as of December 31, 2021, of which all were under the Amended Credit Agreement.

Short-term borrowings outstanding during the six months ended June 30, 2022 ranged from a minimum of $33.1 million to a maximum of $173.1 million. Short-term borrowings outstanding during the six months ended June 30, 2021 ranged from a minimum of no short-term borrowings to a maximum of $50.0 million.

At June 30, 2022, we had unused lines of credit under the Amended Credit Agreement amounting to $668.1 million available, compared to $625.4 million at December 31, 2021. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.7 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense, net was $1.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2022 and December 31, 2021.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2022 and December 31, 2021.

Letters of Credit

We had total letters of credit of $7.6 million outstanding at June 30, 2022, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.1 million at December 31, 2021, of which $0.4 million was issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Medical benefits are self-insured and claims are administered through a third party administrator. The cost of coverage is determined based on the annual projected plan costs. The participant's premium or cost is determined based on Company guidelines. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2022 and December 31, 2021.

The net periodic benefit cost for the three and six months ended June 30, 2022 and 2021 includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2022	2021	2022	2021
Selling, general and administrative expenses:
Service cost	$6.9	$7.6	$0.5	$0.5
Total selling, general and administrative expenses	$6.9	$7.6	$0.5	$0.5
Non-operating expenses:
Interest cost	$5.9	$5.8	$0.5	$0.5
Expected return on plan assets	(7.5)	(7.6)	—	—
Amortization of net actuarial loss	5.7	8.3	0.2	0.1
Total non-operating expenses	$4.1	$6.5	$0.7	$0.6
Net periodic benefit cost	$11.0	$14.1	$1.2	$1.1

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2022	2021	2022	2021
Selling, general and administrative expenses:
Service cost	$14.0	$15.2	$1.0	$1.1
Total selling, general and administrative expenses	$14.0	$15.2	$1.0	$1.1
Non-operating expenses:
Interest cost	$12.0	$11.9	$1.0	$0.9
Expected return on plan assets	(15.2)	(15.4)	—	—
Amortization of net actuarial loss	11.4	16.9	0.3	0.4
Total non-operating expenses	$8.2	$13.4	$1.3	$1.3
Net periodic benefit cost	$22.2	$28.6	$2.3	$2.4

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2022 and 2021. Contributions made during the six-month periods ended June 30, 2022 and 2021 totaled $22.0 million and $21.6 million, respectively. Additional contributions of $22.8 million are expected to be paid during the remainder of 2022, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2022, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $6.9 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively. Cash dividends paid were $13.9 million and $13.7 million for the six months ended June 30, 2022 and 2021, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2022 and December 31, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$5.9	$8.4
Tax benefit	(1.6)	(2.2)
Total reclassifications for the period, net of tax	$4.3	$6.2

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$11.7	$17.3
Tax benefit	(3.0)	(4.5)
Total reclassifications for the period, net of tax	$8.7	$12.8

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(2.9)	$(171.1)	$(174.0)	$(3.7)	$(235.0)	$(238.7)
Other comprehensive (loss) income before reclassifications	(4.4)	—	(4.4)	2.0	—	2.0
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.6) and $(2.2))	—	4.3	4.3	—	6.2	6.2
Net current-period other comprehensive (loss) income	(4.4)	4.3	(0.1)	2.0	6.2	8.2
Ending balance June 30,	$(7.3)	$(166.8)	$(174.1)	$(1.7)	$(228.8)	$(230.5)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.0)	$(175.5)	$(180.5)	$(5.1)	$(241.6)	$(246.7)
Other comprehensive (loss) income before reclassifications	(2.3)	—	(2.3)	3.4	—	3.4
Amounts reclassified from accumulated other comprehensive income (net of tax $(3.0) and $(4.5))	—	8.7	8.7	—	12.8	12.8
Net current-period other comprehensive (loss) income	(2.3)	8.7	6.4	3.4	12.8	16.2
Ending balance June 30,	$(7.3)	$(166.8)	$(174.1)	$(1.7)	$(228.8)	$(230.5)

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

Business Overview

We set new quarterly records for net sales and net income in the second quarter of 2022.

Our net sales for the second quarter of 2022 totaled $2,672.6 million, an increase of $440.2 million, or 19.7%, from net sales of $2,232.4 million for the second quarter of 2021. Gross margin for the second quarter of 2022 increased $117.0 million, or 27.7%, to $539.8 million, compared to gross margin of $422.8 million for the same three-month period ended June 30, 2021. Several factors contributed to the increase in net sales and gross margin, including strong demand, price inflation, and a favorable sales mix. As a result, our gross margin rate increased to 20.2% for the second quarter of 2022, compared to 18.9% for the second quarter of 2021.

Selling, general and administrative (“SG&A”) expenses increased $53.4 million, or 18.0%, to $350.7 million for the three months ended June 30, 2022 from $297.3 million for the three months ended June 30, 2021, primarily due to higher compensation and benefit-related expenses and higher outgoing freight expenses. SG&A as a percentage of net sales decreased to 13.1% for the second quarter of 2022, compared to 13.3% for the same three-month period in 2021.

Income from operations increased $62.2 million, or 54.0%, to $177.4 million for the three months ended June 30, 2022, from $115.2 million for the same three-month period last year. Our increase in gross margin, partially offset by the increase in SG&A expenses, contributed to this improvement. As a result, net income attributable to Graybar for the three months ended June 30, 2022 was $127.6 million, an increase of $47.5 million, or 59.3%, compared to $80.1 million for the same three-month period last year.

Net sales for the six months ended June 30, 2022 were $5,054.4 million, an increase of $921.5 million, or 22.3%, from net sales of $4,132.9 million for the same six-month period last year. Gross margin for the six months ended June 30, 2022 was $1,019.1 million, an increase of $235.4 million, or 30.0%, compared to gross margin of $783.7 million for the same six-month period last year. Gross margin rate was 20.2% for the six-month period ended June 30, 2022, compared to 19.0% for the six-month period ended June 30, 2021. Net income attributable to Graybar for the six months ended June 30, 2022 was $229.8 million, an increase of $102.5 million, or 80.5%, from net income attributable to Graybar of $127.3 million for the same six-month period last year.

While demand for our products and services remains strong, the markets we serve may continue to be affected by variables such as supply chain constraints, raw material shortages, price inflation, geopolitical tensions, labor issues, and the ongoing spread of COVID-19. As we monitor and adapt to changing economic conditions, we remain focused on providing exceptional service to our customers, minimizing potential risks, and managing our business wisely. We will also continue to invest in profitable organic growth, while we seek out new opportunities that will enhance our long-term performance and strengthen our position as a leader in supply chain innovation.

Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Dollars	Percent	Dollars	Percent
Net Sales	$2,672.6	100.0%	$2,232.4	100.0%
Cost of merchandise sold	(2,132.8)	(79.8)	(1,809.6)	(81.1)
Gross Margin	539.8	20.2	422.8	18.9
Selling, general and administrative expenses	(350.7)	(13.1)	(297.3)	(13.3)
Depreciation and amortization	(13.2)	(0.5)	(12.2)	(0.6)
Other income, net	1.5	—	1.9	0.1
Income from Operations	177.4	6.6	115.2	5.1
Non-operating expenses	(5.5)	(0.2)	(7.3)	(0.3)
Income before Provision for Income Taxes	171.9	6.4	107.9	4.8
Provision for income taxes	(44.1)	(1.6)	(27.6)	(1.2)
Net Income	127.8	4.8	80.3	3.6
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$127.6	4.8%	$80.1	3.6%

Net sales increased to $2,672.6 million for the quarter ended June 30, 2022, compared to $2,232.4 million for the quarter ended June 30, 2021, an increase of $440.2 million, or 19.7%.  For the three months ended June 30, 2022, net sales in our construction, CIG, and industrial & utility vertical markets increased by 17.1%, 19.2%, and 30.1%, respectively, when compared to the same three-month period of 2021.

Gross margin increased $117.0 million, or 27.7%, to $539.8 million from $422.8 million due to increased net sales for the three months ended June 30, 2022, compared to the same period of 2021. Our gross margin as a percentage of net sales was 20.2% for the three months ended June 30, 2022 compared to 18.9% for the same three-month period in 2021. The increase in gross margin rate was primarily due to a favorable sales mix and gross margin initiatives.

SG&A expenses increased $53.4 million, or 18.0%, to $350.7 million in the second quarter of 2022 from $297.3 million in the second quarter of 2021, due to higher compensation and benefit-related expenses and higher outgoing freight expenses for the three months ended June 30, 2022.  SG&A expenses as a percentage of net sales were 13.1% for the three months ended June 30, 2022, down from 13.3% for the three months ended June 30, 2021.

Depreciation and amortization for the three months ended June 30, 2022 increased $1.0 million, or 8.2%, to $13.2 million from $12.2 million, compared to the same period in 2021 due to higher intangibles amortization expense and an increase in property, at cost. Total property, at cost, at June 30, 2022 was $1,079.2 million, an increase of $57.6 million, or 5.6%, when compared to total property, at cost, at June 30, 2021 of $1,021.6 million. Depreciation and amortization as a percentage of net sales decreased to 0.5% for the three months ended June 30, 2022, compared to 0.6% for the three months ended June 30, 2021.

Non-operating expenses for the three months ended June 30, 2022 decreased $1.8 million, or 24.7%, to $5.5 million from $7.3 million for the three months ended June 30, 2021. This was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $2.4 million, partially offset by an increase in interest expense, net of $0.5 million for the three months ended June 30, 2022, compared to the same three-month period in 2021. The increase in interest expense, net was due to higher levels of average outstanding short-term borrowings for the three months ended June 30, 2022, compared to the same three-month period in 2021.

Income before provision for income taxes totaled $171.9 million for the three months ended June 30, 2022, an increase of $64.0 million, or 59.3%, from $107.9 million for the three months ended June 30, 2021. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $16.5 million, or 59.8%, to $44.1 million for the three months ended June 30, 2022, compared to $27.6 million for the same period of 2021.  This increase in our provision for income taxes was due to increased pretax income. Our effective tax rate was 25.6% for both the three months ended June 30, 2022 and the same period of 2021. The effective tax rate for the three months ended June 30, 2022 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2022 increased $47.5 million, or 59.3%, to $127.6 million from $80.1 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Dollars	Percent	Dollars	Percent
Net Sales	$5,054.4	100.0%	$4,132.9	100.0%
Cost of merchandise sold	(4,035.3)	(79.8)	(3,349.2)	(81.0)
Gross Margin	1,019.1	20.2	783.7	19.0
Selling, general and administrative expenses	(674.7)	(13.4)	(575.2)	(13.9)
Depreciation and amortization	(26.2)	(0.5)	(24.4)	(0.6)
Other income, net	2.4	—	2.4	—
Income from Operations	320.6	6.3	186.5	4.5
Non-operating expenses	(11.0)	(0.2)	(15.1)	(0.4)
Income before Provision for Income Taxes	309.6	6.1	171.4	4.1
Provision for income taxes	(79.4)	(1.6)	(43.8)	(1.0)
Net Income	230.2	4.5	127.6	3.1
Net income attributable to noncontrolling interests	(0.4)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$229.8	4.5%	$127.3	3.1%

Net sales increased to $5,054.4 million for the six months ended June 30, 2022, compared to $4,132.9 million for the six months ended June 30, 2021, an increase of $921.5 million, or 22.3%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 20.1%, 20.7%, and 33.1%, respectively, for the six months ended June 30, 2022, compared to the same six-month period of 2021.

Gross margin increased $235.4 million, or 30.0%, to $1,019.1 million from $783.7 million due to increased net sales for the six months ended June 30, 2022, compared to the same period of 2021.  Our gross margin as a percentage of net sales was 20.2% for the six months ended June 30, 2022 compared to 19.0% for the same six-month period in 2021. The increase in gross margin rate was primarily due to a favorable sales mix and gross margin initiatives.

SG&A expenses increased $99.5 million, or 17.3%, to $674.7 million, for the six months ended June 30, 2022, compared to $575.2 million for the six months ended June 30, 2021, mainly due to higher compensation and benefit-related expenses and higher outgoing freight expenses for the six months ended June 30, 2022.  SG&A expenses as a percentage of net sales were 13.4% for the six months ended June 30, 2022, down from 13.9% for the six months ended June 30, 2021.

Depreciation and amortization for the six months ended June 30, 2022 increased $1.8 million, or 7.4%, to $26.2 million from $24.4 million for the same six-month period in 2021, due to higher intangibles amortization expense and an increase in property, at cost. Total property, at cost, at June 30, 2022 was $1,079.2 million, an increase of $57.6 million, or 5.6%, when compared to total property, at cost, at June 30, 2021 of $1,021.6 million. Depreciation and amortization as a percentage of net sales totaled 0.5% for the six months ended June 30, 2022, down from 0.6% for the six months ended June 30, 2021.

Non-operating expenses decreased $4.1 million to $11.0 million for the six months ended June 30, 2022, compared to $15.1 million for the same period of 2021. This was due to decreases in non-service cost components of pension net periodic benefit costs of $5.2 million, partially offset by an increase in interest expense, net of $1.1 for the six months ended June 30, 2022, compared to the same six-month period in 2021. The increase in interest expense, net was due to higher levels of average outstanding short-term borrowings and higher interest rates for the six months ended June 30, 2022, compared to the same six-month period in 2021.

Income before provision for income taxes totaled $309.6 million for the six months ended June 30, 2022, an increase of $138.2 million, or 80.6%, from $171.4 million for the six months ended June 30, 2021. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $35.6 million, or 81.3%, to $79.4 million for the six months ended June 30, 2022, compared to $43.8 million for the same period in 2021.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.6% for both the six months ended June 30, 2022 and 2021. The effective tax rate for the six months ended June 30, 2022 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2022 increased $102.5 million, or 80.5%, to $229.8 million from $127.3 million for the six months ended June 30, 2021.

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

Our cash and cash equivalents at June 30, 2022 were $79.0 million, compared to $48.5 million at December 31, 2021, an increase of $30.5 million, or 62.9%. Cash on hand at June 30, 2022 is reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, short-term borrowings decreased by $42.0 million, or 33.8%, to $82.2 million at June 30, 2022, from $124.2 million at December 31, 2021. Current assets exceeded current liabilities by $949.4 million at June 30, 2022, an increase of $219.1 million, or 30.0%, from $730.3 million at December 31, 2021.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2022 was $104.1 million, compared to cash provided by operating activities of $61.2 million for the six months ended June 30, 2021, an increase of $42.9 million, or 70.1%. Cash provided by operating activities for the six months ended June 30, 2022 was primarily attributable to net income of $230.2 million adjusted for non-cash depreciation and amortization expenses of $26.2 million, and an increase in trade accounts payable of $250.5 million during the six months ended June 30, 2022, partially offset by an increase in trade receivables of $184.7 million, an increase in merchandise inventory levels of $141.0 million and a decrease in accrued payroll and benefit costs of $59.8 million from December 31, 2021 to June 30, 2022.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2022 increased moderately compared to the same six-month period ended June 30, 2021. The days in inventory increased significantly for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Investing Activities

Net cash used by investing activities totaled $22.5 million for the six months ended June 30, 2022, compared to net cash used by investing activities of $23.5 million for the same six-month period in 2021, a decrease of $1.0 million. The decrease was due to no business acquisitions in 2022, partially offset by higher capital expenditures in the six months ended June 30, 2022, compared to the same six-month period ended June 30, 2021.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2022 totaled $51.1 million, compared to net cash used by financing activities of $60.6 million for the six months ended June 30, 2021, a decrease of $9.5 million. The decrease was primarily due to net payments on short-term borrowings of $42.0 million during the six months ended June 30, 2022, compared to net payments on short-term borrowings of $50.0 million in the same six-month period in 2021.

Liquidity

Our cash and cash equivalents at June 30, 2022 were $79.0 million, compared to $48.5 million at December 31, 2021. We also had a $750.0 million amended unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $668.1 million in available capacity at June 30, 2022, compared to available capacity of $625.4 million at December 31, 2021. At June 30, 2022 and December 31, 2021, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of June 30, 2022 and December 31, 2021. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $7.6 million outstanding at June 30, 2022, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.1 million outstanding at December 31, 2021, of which $0.4 million was issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2022, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2022	56,346	$20.00	N/A
May 1 - May 31, 2022	95,206	$20.00	N/A
June 1 - June 30, 2022	60,410	$20.00	N/A
Total	211,962	$20.00	N/A

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

GRAYBAR ELECTRIC COMPANY, INC.

August 5, 2022	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2022	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)