Form 10-K
period 2022-12-31
GRAYBAR ELECTRIC CO INC
filed 2023-03-09
CIK 205402

i

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2022, was $457,116,660.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 82.9% of the outstanding shares of Common Stock was held of record by four Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2023 was 26,894,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2022 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2022, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; a pandemic, epidemic, or other public health emergency similar to the recent COVID-19 pandemic; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

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

Through a network of over 325 locations across the United States and Canada, we serve approximately 146,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2022. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

Products and Suppliers

We distribute over one million products purchased from approximately 4,200 manufacturers and suppliers. Approximately 100,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 65% of customer orders from this on-hand inventory in 2022, compared to 60% in 2021.

Approximately 50% of the products we sold during 2022 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Automation and Controls
• Lighting Fixtures	• Fittings
• Distribution Equipment	• Fasteners
• Conduit and Tray	• Wiring Devices
• Telecommunications Materials	• Enclosures
• Communication Wire and Cable	• LED, Incandescent and Fluorescent Lamps
• Data Cables and Data Cords	• Electronic Equipment
• Data Connectivity	• Miscellaneous MRO Products

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located throughout the U.S. We operate multiple distribution facilities in each geographic district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some geographic districts have sales offices that do not carry inventory.  In addition, we have twenty-one regional distribution centers containing inventories of both standard and specialized products.  The regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

Human Capital

Employees

As of December 31, 2022, Graybar had approximately 9,400 employees across the U.S., Canada, and Puerto Rico. Approximately 5,100 employees were employed in sales and service positions, 2,500 in supply chain positions, and the remainder in operations and other business functions. Approximately 1% of our employees are covered by collective bargaining agreements.

Culture and Values

Graybar’s culture is defined by the core values of integrity, a long-term view, employee ownership, and customer focus. With these values as the foundation, Graybar strives to achieve profitable long-term growth, deliver an exceptional customer experience, and create a positive work environment that brings out the best in our employees.

Inclusion, Diversity, Equity, and Belonging

Consistent with Graybar’s core values, we welcome people from all backgrounds, cultures, and experiences into our company. We want each of our employees to know that they matter and to feel a sense of belonging, ownership, and inclusion at Graybar. We believe that everyone should be treated with dignity and respect, and we work to build a collaborative environment where our employees can grow, learn, and make a difference, both as individuals and as part of the team.

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

Safety

The safety of our employees is a top priority, and our locations follow consistent safety protocols to prevent injuries and accidents. Our safety program includes ongoing training, hazard communications, and supplying personal protective equipment to employees. We also use technology in our fleet of vehicles to improve safety on the road.

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

Talent Acquisition, Learning, and Development

Graybar has a long track record of hiring talented employees, investing in employee development, and providing opportunities for employees to advance within the company. All employees are assigned core training requirements based on their role and have access to a large library of online courses from which they can expand their knowledge. In addition to online learning, when public health concerns and related considerations allow, we host training conferences for employees and offer development programs for interns, early-career employees, sales employees, managers, and leaders. We also offer tuition reimbursement and student loan repayment programs.

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

Our results of operations are impacted by changes in industrial commodity and other prices.  Many of the products we sell are subject to wide and frequent price fluctuations. For example, some of the products we sell are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), or other industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include wire and cable, conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, if the cost of these products to us declined, pricing to our customers may decrease.  Alternatively, if the cost of these products to us increased, demand from our customers may decrease. This impacts our results of operations by lowering both overall sales and gross margin.

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

A pandemic, epidemic or other public health emergency similar to the recent COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows. The impacts relating to the potential effect of a pandemic, epidemic, or other public health emergency similar to the recent COVID-19 pandemic on our business and the costs that we may incur as a result cannot be reasonably estimated but could be material. These events can put pressure on our supply chain due to several factors, including, but not limited to, global logistics and raw material and labor availability. Depending on the scope and duration of supply chain disruptions, we may experience further increases in product and related costs which we may not be able to pass on to our customers. This could result in a reduction in gross margin dollars and loss of net sales due to product unavailability or delay. In addition, if our customers are directly impacted by business curtailments or weak market conditions, this may result in lower net sales and higher than expected bad debt losses, which could impact our results of operations and our cash flows from operating activities. In the event that our operating performance or that of our suppliers were to decline, our vendor allowances could also be reduced, which could negatively impact our results of operations.

Our borrowing agreements contain financial covenants and certain other restrictions on our activities and those of our subsidiaries.  Our amended revolving credit facility and private placement shelf agreements impose contractual limits on, among other things, indebtedness, liens, changes in the nature of business, investments, mergers and acquisitions, the issuance of equity securities, the disposition of assets and the dissolution of certain subsidiaries, transactions with affiliates, as well as securitizations, factoring transactions, and transactions with sanctioned parties or parties in violation of certain U.S. or Canadian anti-corruption and anti-money laundering laws.  In addition, we are required to maintain acceptable financial ratios relating to debt leverage and interest coverage.  Our failure to comply with these obligations may cause an event of default and may trigger an acceleration of the debt owed to our creditors or limit our ability to obtain additional credit under these facilities.  While we expect to remain in compliance with the terms of our amended revolving credit facility and private placement shelf agreements, our failure to do so could have a negative impact on our ability to borrow funds and maintain acceptable levels of cash flow from financing activities.

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

More specifically with respect to asbestos litigation, as of December 31, 2022, 3,383 individual cases and 56 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Moreover, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these uncertainties, we believe that our asbestos reserves represent the best estimate within a range of possible outcomes, over an extended period of time, less than or equal to recorded corresponding anticipated recoverable insurance proceeds. As part of the process to develop these off-setting estimates of future asbestos costs and insurance proceeds, a range of long-term cost and recovery models of future asbestos costs was developed. These models are based on national studies that predict the number of people likely to develop asbestos related diseases and are influenced by assumptions regarding long-term inflation rates for indemnity payments and defense costs, as well as other variables previously mentioned. Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. Facilities range in size from 800 to 211,000 square feet, with the average being approximately 33,000 square feet.  We also have regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Our subsidiaries have sales and distribution facilities ranging in size from 1,500 to 95,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2023, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
D. E. DeSousa	64	Senior Vice President, General Manager, August 2020 to present; Vice President, Western Region, May 2017 to July 2020.
M. W. Geekie	61	Senior Vice President, Secretary and General Counsel, August 2008 to present.
W. P. Mansfield	60	Senior Vice President - Strategy and Business Development, January 2022 to present; Senior Vice President - Marketing, May 2017 to December 2021.
D. G. Maxwell	64	Senior Vice President - Sales, May 2017 to present.
K. M. Mazzarella	62	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
D. M. Meyer	51

Senior Vice President and Chief Financial Officer, April 2022 to present; Vice President - North American Subsidiaries, January 2022 to March 2022; Vice President and Chief Information Officer, March 2015 to December 2021.

B. L. Propst	53	Senior Vice President - Human Resources, June 2009 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2022, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2022, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2022	53,513	$20.00	N/A
November 1 to November 30, 2022	37,466	$20.00	N/A
December 1 to December 31, 2022	63,563	$20.00	N/A
Total	154,542	$20.00	N/A

Capital Stock at December 31, 2022
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,606	22,025,295
Common Stock	1,527	4,564,911
Total	7,133	26,590,206

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2022	2021
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	3.10	5.10
Total	$4.00	$6.00

On December 7, 2022, our Board of Directors declared a 15% stock dividend to shareholders of record on December 12, 2022. Shares representing this dividend were issued on February 3, 2023.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2021 and 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, Part II., Item 7., filed with the SEC on March 10, 2022.

Business Overview

For the fiscal year ended December 31, 2022, Graybar surpassed $10.0 billion in net sales for the first time in company history. In addition to achieving record net sales, we also set new records for income from operations and net income attributable to the Company. Our sustained focus on profitable growth led to the increase in net sales and gross margin. Several other factors also contributed to our results, including price inflation, a favorable sales mix, and favorable vendor allowances.

Net sales for the year ended December 31, 2022 totaled $10,534.4 million, an increase of $1,767.1 million, or 20.2%, from net sales of $8,767.3 million for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 increased $457.9 million, or 27.1%, to $2,147.1 million, compared to gross margin of $1,689.2 million for last year. Our gross margin rate was 20.4% for the year ended December 31, 2022, compared to 19.3% for the year ended December 31, 2021.

Selling, general and administrative (“SG&A”) expenses increased $202.3 million, or 16.3%, to $1,442.8 million for the twelve months ended December 31, 2022, from $1,240.5 million for the twelve months ended December 31, 2021, primarily due to higher compensation and benefit-related expenses and higher outgoing freight expenses. SG&A as a percentage of net sales decreased to 13.7% for the year ended 2022, compared to 14.1% for 2021.

Income from operations increased $243.4 million, or 59.3%, to $653.8 million for the twelve months ended December 31, 2022, from $410.4 million for the same twelve-month period last year. Our increase in gross margin, partially offset by the increase in SG&A expenses, contributed to this improvement. As a result, the total provision for income taxes increased $67.9 million, or 77.2%, to $155.8 million for the twelve months ended December 31, 2022, from $87.9 million for the same twelve-month period last year.

Our non-operating expenses for the years ended December 31, 2022 and 2021 contained non-cash pension settlement charges of $27.0 million and $30.4 million, respectively. These charges were recognized because the cost of all pension settlements during the respective year were greater than the sum of the service and interest cost components of the annual net periodic pension cost.

Net income attributable to Graybar for the year ended December 31, 2022 was $452.9 million, an increase of $190.5 million, or 72.6%, compared to $262.4 million for the same twelve-month period last year.

We continue to see steady demand for our products and services, but rising interest rates, inflation, and employment issues are having an impact on the markets we serve. While supply chain conditions are showing signs of improvement, ongoing challenges remain for certain product categories. As we monitor and adapt to changing economic conditions, we remain focused on providing exceptional service to our customers, minimizing potential risks, and managing our business wisely. We also continue to invest in people, process improvement, and technology to support profitable growth, while we pursue new opportunities to broaden our reach and strengthen our long-term position as a leader in supply chain innovation.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$10,534.4	100.0%	$8,767.3	100.0%	$7,265.7	100.0%
Cost of merchandise sold	(8,387.3)	(79.6)	(7,078.1)	(80.7)	(5,896.2)	(81.2)
Gross Margin	2,147.1	20.4	1,689.2	19.3	1,369.5	18.8
Selling, general and administrative expenses	(1,442.8)	(13.7)	(1,240.5)	(14.1)	(1,098.9)	(15.1)
Depreciation and amortization	(53.4)	(0.5)	(49.8)	(0.6)	(52.8)	(0.7)
Other income, net	2.9	—	11.5	0.1	7.0	0.1
Income from Operations	653.8	6.2	410.4	4.7	224.8	3.1
Non-operating expenses	(44.3)	(0.4)	(59.5)	(0.7)	(58.5)	(0.8)
Income before Provision for Income Taxes	609.5	5.8	350.9	4.0	166.3	2.3
Provision for income taxes	(155.8)	(1.5)	(87.9)	(1.0)	(44.2)	(0.6)
Net Income	453.7	4.3	263.0	3.0	122.1	1.7
Net income attributable to noncontrolling interests	(0.8)	—	(0.6)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$452.9	4.3%	$262.4	3.0%	$121.8	1.7%

2022 Compared to 2021

Net sales totaled $10,534.4 million for the year ended December 31, 2022, compared to $8,767.3 million for the year ended December 31, 2021, an increase of $1,767.1 million, or 20.2%.  For the year ended December 31, 2022, net sales in our construction, CIG, and industrial & utility verticals increased by 16.6%, 21.8%, and 30.5%, respectively, compared to the year ended December 31, 2021.

Gross margin increased $457.9 million, or 27.1%, to $2,147.1 million for the year ended December 31, 2022, from $1,689.2 million for the year ended December 31, 2021. Our gross margin rate was 20.4% for the year ended December 31, 2022, compared to 19.3% for the year ended December 31, 2021. The increases in gross margin and gross margin rate were primarily due to a favorable sales mix and gross margin initiatives.

SG&A expenses increased $202.3 million, or 16.3%, to $1,442.8 million for the year ended December 31, 2022, compared to $1,240.5 million for the year ended December 31, 2021, mainly due to higher compensation and benefit-related expenses and higher outgoing freight expenses. SG&A expenses as a percentage of net sales were 13.7% for the year ended December 31, 2022, compared to 14.1% for the year ended December 31, 2021.

Depreciation and amortization for the year ended December 31, 2022 increased $3.6 million, or 7.2%, to $53.4 million from $49.8 million for the year ended December 31, 2021, primarily due to higher amortization expense of intangible assets and an increase in property, at cost. Total property, at cost, at December 31, 2022 was $1,103.1 million, an increase of $44.3 million, or 4.2%, when compared to total property, at cost, at December 31, 2021 of $1,058.8 million. Depreciation as a percentage of net sales totaled 0.5% for the year ended December 31, 2022, down from 0.6% for the year ended December 31, 2021.

Other income, net totaled $2.9 million for the year ended December 31, 2022, compared to $11.5 million for the year ended December 31, 2021.  Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The decrease in other income, net was primarily due to gains on sales of property classified as assets held for sale in 2021, compared to no sales of property classified as assets held for sale in 2022.

Non-operating expenses decreased $15.2 million, or 25.5%, to $44.3 million for the year ended December 31, 2022, from $59.5 million for the year ended December 31, 2021. This was due to decreases in the non-service cost components of the pension net periodic benefit costs of $16.3 million, partially offset by an increase in interest expense, net of $1.0 million. We recognized a non-

cash pension settlement charge of $27.0 million during the year ended December 31, 2022, compared to a non-cash pension settlement charge of $30.4 million during the year ended December 31, 2021. The increase in interest expense, net was primarily due to higher levels of average outstanding short-term borrowings and higher interest rates for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Income before provision for income taxes increased $258.6 million, or 73.7%, to $609.5 million for the year ended December 31, 2022, compared to $350.9 million for the year ended December 31, 2021. The increase was primarily due to our increase in gross margin partially offset by an increase in SG&A expenses.

Our provision for income taxes increased $67.9 million, or 77.2%, to $155.8 million for the year ended December 31, 2022 from $87.9 million for the year ended December 31, 2021.  Our effective tax rate was 25.6% for the year ended December 31, 2022, up from 25.0% for the year ended December 31, 2021. The increase in the effective tax rate is largely due to reductions in federal tax credits and increased state expense.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2022 increased $190.5 million, or 72.6%, to $452.9 million from $262.4 million for the year ended December 31, 2021.

Financial Condition and Liquidity

Summary

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, finance anticipated capital expenditures, pay dividends, make benefit payments, finance information technology needs, fund acquisitions, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels and invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term bank lines of credit, if necessary.  Capital expenditures have been financed primarily with cash from working capital management and short-term bank lines of credit.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used by):	2022	2021	2020
Operating Activities	$352.9	$127.5	$301.7
Investing Activities	(150.8)	(149.7)	(50.4)
Financing Activities	(181.2)	(60.5)	(180.9)
Net Increase (Decrease) in Cash	$20.9	$(82.7)	$70.4

Our cash and cash equivalents were $69.4 million at December 31, 2022, an increase of $20.9 million, or 43.1%, from $48.5 million at December 31, 2021. The increase in cash on hand at December 31, 2022 from December 31, 2021 is reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, short-term borrowings decreased by $92.6 million, or 74.6%, to $31.6 million at December 31, 2022 from $124.2 million at December 31, 2021. Current assets exceeded current liabilities by $1,031.5 million at December 31, 2022, an increase of $301.2 million, or 41.2%, from $730.3 million at December 31, 2021.

Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2022 was $352.9 million, compared to cash flows provided by operating activities of $127.5 million for the year ended December 31, 2021. Cash provided by operating activities for the year ended December 31, 2022 was attributable to net income of $453.7 million, adjusted for non-cash depreciation and amortization expenses of $53.4 million, non-cash operating lease expense of $39.5 million, non-cash pension settlement charge of $27.0 million, and an increase in trade accounts payable of $213.6 million, partially offset by an increase in trade receivables of $235.7 million and an increase in merchandise inventory levels of $201.0 million.

The average number of days of sales in trade receivables for the year ended December 31, 2022 increased modestly compared to the same twelve-month period in 2021. The days in inventory increased significantly for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Investing Activities

Net cash used by investing activities was $150.8 million for the year ended December 31, 2022, compared to $149.7 million for the year ended December 31, 2021, an increase of $1.1 million. Cash used by investing activities for the year ended December 31, 2022 was primarily a result of the 2022 acquisitions for a combined preliminary purchase price, net of cash acquired of $83.7 million and capital expenditures of $67.7 million, compared to the 2021 acquisitions for a preliminary purchase price, net of cash acquired of $88.7 million, capital expenditures of $70.9 million, and proceeds from disposal of property of $9.9 million for the year ended December 31, 2021. For further discussion of our acquisitions, refer to Note 17, “Acquisitions”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $181.2 million for the year ended December 31, 2022, compared to net cash used by financing activities of $60.5 million for the year ended December 31, 2021, an increase in cash used of $120.7 million. The increase in cash used was primarily due to net payments on short-term borrowings of $92.6 million during the year ended December 31, 2022, compared to an increase in short-term borrowings of $74.2 million during the year ended December 31, 2021, partially offset by a decrease in dividends paid during the year ended December 31, 2022, compared to the same period in 2021. Cash dividends paid totaled $92.8 million, or $4.00 per share, for the year ended December 31, 2022, compared to $137.2 million, or $6.00 per share, for the year ended December 31, 2021.

Liquidity

Our cash and cash equivalents were $69.4 million at December 31, 2022, compared to $48.5 million at December 31, 2021. We also had a $750.0 million amended, unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $718.1 million in available capacity at December 31, 2022, compared to available capacity of $625.4 million at December 31, 2021. We had short-term borrowings of $31.6 million at December 31, 2022, of which $30.0 million were under the Amended Credit Agreement. We had short-term borrowings of $124.2 million at December 31, 2021, all of which were under the Amended Credit Agreement.

At December 31, 2022 and 2021, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc., at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of December 31, 2022 and 2021. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 12, “Debt”, of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.1 million outstanding at December 31, 2021, of which $0.4 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

Inflation

The industry experienced rising product costs in 2022 and 2021.  In addition, given supply chain constraints, freight and shipping costs were elevated as well.  Inflation impacted many of the products we purchase and transport.  We were able to mitigate the adverse effects of higher costs on our gross margin rate in both 2022 and 2021 by increasing prices and consolidating shipments for the products and services that we offer.

Contractual Obligations and Commitments

As of December 31, 2022, we had contractual obligations consisting of $209.4 million in operating lease obligations and $2,804.8 million in purchase obligations. Operating lease obligations consist of both principal and interest payments. Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

Additionally at December 31, 2022, we had $144.8 million of accrued, unfunded pension obligations, and $71.2 million of accrued, unfunded employment-related benefit obligations, of which $62.3 million is related to our postretirement benefit plan.

We expect to make contributions totaling $40.0 million to our defined benefit pension plan during 2023; however, additional contributions may be made at our discretion. In addition, we expect to fund $3.9 million for nonqualified pension benefits during 2023. We contributed $42.8 million to our defined benefit pension plan and funded $2.0 million for nonqualified benefits in 2022.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.55%	2.86%	5.70%	2.71%
Expected return on plan assets	5.00%	5.00%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2022, was approximately 50% fixed income investments, 12% equity securities and

38% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2022 pension expense by approximately $6.1 million. Our expected long-term rate of return on plan assets assumption will increase to 5.25% for fiscal year 2023.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2022 and the pension liability as of December 31, 2022 would have increased pension expense by $14.7 million in 2022 and the pension liability by $59.5 million at December 31, 2022.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million in 2022 and the postretirement benefits liability by $3.7 million at December 31, 2022.

Merchandise Inventory

We value our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2022, 2021, and 2020, there were no material differences between our estimated reserve levels and actual write-offs.

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

Based on $31.6 million in variable-rate debt outstanding at December 31, 2022, a one percentage point increase in interest rates would increase our interest expense by $0.3 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

							December 31, 2022
Debt Instruments	2023	2024	2025	2026	2027	After 2027	Total	Fair Value

Long-term, fixed-rate debt	$1.6	$1.6	$1.2	$0.5	$0.3	$0.3	$5.5	$5.2
Weighted-average interest rate	5.72%	6.10%	6.21%	7.87%	12.58%	12.88%

Short-term, variable-rate borrowings	$31.6	$—	$—	$—	$—	$—	$31.6	$31.6
Weighted-average interest rate	5.39%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2022.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2022, the Company’s aggregate defined benefit pension obligation was $577.9 million and exceeded the fair value of pension plan assets of $433.1 million, resulting in an unfunded defined benefit pension obligation of $144.8 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

Auditing the defined benefit pension obligation was complex and required the involvement of actuarial specialists due to the judgmental nature of certain actuarial assumptions (e.g., discount rate and expected return on plan assets) used in the Company’s measurement process. The discount rate and expected return on plan assets assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit

To test the defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We evaluated the actuarial assumptions used by management and the change in the defined benefit pension obligation from the prior year. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the projected benefit obligation, including the actuarial assumptions utilized. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments used to measure the defined benefit pension obligation. To evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments. We also tested the completeness and accuracy of the underlying data, including the participant data used in the actuarial calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

St. Louis, Missouri

March 9, 2023

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2022	2021	2020
Net Sales	$10,534.4	$8,767.3	$7,265.7
Cost of merchandise sold	(8,387.3)	(7,078.1)	(5,896.2)
Gross Margin	2,147.1	1,689.2	1,369.5
Selling, general and administrative expenses	(1,442.8)	(1,240.5)	(1,098.9)
Depreciation and amortization	(53.4)	(49.8)	(52.8)
Other income, net	2.9	11.5	7.0
Income from Operations	653.8	410.4	224.8
Non-operating expenses	(44.3)	(59.5)	(58.5)
Income before Provision for Income Taxes	609.5	350.9	166.3
Provision for income taxes	(155.8)	(87.9)	(44.2)
Net Income	453.7	263.0	122.1
Net income attributable to noncontrolling interests	(0.8)	(0.6)	(0.3)
Net Income attributable to Graybar Electric Company, Inc.	$452.9	$262.4	$121.8
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$17.05	$10.01	$4.68

(A) Adjusted for the declaration of a 15% stock dividend in December 2022, shares related to which were issued in February 2023. Prior to the adjustment, the average common shares outstanding were 22.8 million shares and 22.6 million shares for the years ended December 31, 2021 and 2020, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2022	2021	2020
Net Income	$453.7	$263.0	$122.1
Other Comprehensive Income
Foreign currency translation	(9.8)	0.1	2.8
Pension and postretirement benefits liability adjustments (net of tax of $(13.0), $(22.9), and $(0.5), respectively)	37.3	66.1	1.3
Total Other Comprehensive Income	27.5	66.2	4.1
Comprehensive Income	$481.2	$329.2	$126.2
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.6	0.6	0.5
Comprehensive Income attributable to Graybar Electric Company, Inc.	$480.6	$328.6	$125.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2022	2021
ASSETS
Current Assets
Cash and cash equivalents			$69.4	$48.5
Trade receivables (less allowances of $13.4 and $9.1, respectively)			1,673.0	1,407.6
Merchandise inventory			1,026.3	808.4
Other current assets			83.7	54.8
Total Current Assets			2,852.4	2,319.3
Property, at cost
Land			97.3	97.6
Buildings			562.1	534.1
Furniture and fixtures			282.9	261.7
Software			148.0	151.4
Finance leases			12.8	14.0
Total Property, at cost			1,103.1	1,058.8
Accumulated depreciation and amortization			(641.9)	(622.1)
Net Property			461.2	436.7
Operating Lease Right-of-use Assets			175.3	133.1
Other Non-current Assets			260.2	179.9
Total Assets			$3,749.1	$3,069.0
LIABILITIES
Current Liabilities
Short-term borrowings			$31.6	$124.2
Current portion of long-term debt			1.6	1.9
Trade accounts payable			1,276.8	1,055.4
Accrued payroll and benefit costs			219.2	187.8
Other accrued taxes			34.3	42.8
Current operating lease liabilities			43.9	34.0
Other current liabilities			213.5	142.9
Total Current Liabilities			1,820.9	1,589.0
Postretirement Benefits Liability			55.5	68.5
Pension Liability			140.8	159.1
Long-term Debt			3.9	4.2
Non-current Operating Lease Liabilities			147.1	107.5
Other Non-current Liabilities			55.3	8.8
Total Liabilities			2,223.5	1,937.1
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2022	2021
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,085,481	18,956,496
Issued to shareholders	4,568,288	3,929,845
In treasury, at cost	(63,563)	(53,108)
Outstanding Common Stock	26,590,206	22,833,233	531.8	456.7
Common shares subscribed	1,185,564	1,056,109	23.7	21.1
Less subscriptions receivable	(1,185,564)	(1,056,109)	(23.7)	(21.1)
Retained Earnings			1,141.0	850.3
Accumulated Other Comprehensive Loss			(152.8)	(180.5)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,520.0	1,126.5
Noncontrolling Interests			5.6	5.4
Total Shareholders’ Equity			1,525.6	1,131.9
Total Liabilities and Shareholders’ Equity			$3,749.1	$3,069.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2022	2021	2020
Cash Flows from Operating Activities
Net Income	$453.7	$263.0	$122.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53.4	49.8	52.8
Non-cash operating lease expense	39.5	34.9	33.8
Deferred income taxes	(3.0)	(14.1)	(10.2)
Net losses (gains) on disposal of assets	0.4	(9.4)	(3.0)
Losses on impairment of assets	—	—	0.3
Non-cash pension settlement charge	27.0	30.4	27.7
Net income attributable to noncontrolling interests	(0.8)	(0.6)	(0.3)
Changes in assets and liabilities:
Trade receivables	(235.7)	(274.5)	(5.2)
Merchandise inventory	(201.0)	(187.6)	68.0
Other current assets	(28.6)	2.5	(4.9)
Other non-current assets	(43.3)	(2.0)	(1.1)
Trade accounts payable	213.6	157.9	48.1
Accrued payroll and benefit costs	30.5	64.8	(30.2)
Other current liabilities	50.8	32.6	25.1
Other non-current liabilities	(3.6)	(20.2)	(21.3)
Total adjustments to net income	(100.8)	(135.5)	179.6
Net cash provided by operating activities	352.9	127.5	301.7
Cash Flows from Investing Activities
Proceeds from disposal of property	0.6	9.9	7.9
Capital expenditures for property	(67.7)	(70.9)	(31.1)
Acquisitions, net of cash acquired	(83.7)	(88.7)	(27.2)
Net cash used by investing activities	(150.8)	(149.7)	(50.4)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(92.6)	74.2	(88.0)
Principal payments under finance arrangements	(2.1)	(2.3)	(3.9)
Payment of deferred financing fees	—	(2.2)	—
Proceeds from advance payments on common stock prior to issuance	1.0	2.1	—
Sales of common stock	20.4	20.5	19.1
Purchases of common stock	(14.7)	(15.9)	(16.5)
Sales of noncontrolling interests’ common stock	—	1.1	—
Purchases of noncontrolling interests’ common stock	(0.4)	(0.8)	(0.9)
Dividends paid	(92.8)	(137.2)	(90.7)
Net cash used by financing activities	(181.2)	(60.5)	(180.9)
Net Increase (Decrease) in Cash	20.9	(82.7)	70.4
Cash, Beginning of Year	48.5	131.2	60.8
Cash, End of Year	$69.4	$48.5	$131.2
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$1.5	$0.4	$0.3
Acquisitions of assets under operating leases	$82.1	$54.7	$35.3

Cash Paid During the Year for:
Interest, net of amounts capitalized	$1.6	$1.0	$3.8
Income taxes, net of refunds	$164.9	$96.7	$55.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2019	$449.5	$694.0	$(250.6)	$4.9	$897.8
Net income		121.8		0.3	122.1
Other comprehensive income			3.9	0.2	4.1
Stock issued	19.1			—	19.1
Stock purchased	(16.5)			(0.9)	(17.4)
Dividends declared	—	(90.7)			(90.7)
Balance, December 31, 2020	$452.1	$725.1	$(246.7)	$4.5	$935.0
Net income		262.4		0.6	263.0
Other comprehensive income			66.2	—	66.2
Stock issued	20.5			1.1	21.6
Stock purchased	(15.9)			(0.8)	(16.7)
Dividends declared	—	(137.2)			(137.2)
Balance, December 31, 2021	$456.7	$850.3	$(180.5)	$5.4	$1,131.9
Net income		452.9		0.8	453.7
Other comprehensive income (loss)			27.7	(0.2)	27.5
Stock issued	20.4			—	20.4
Stock purchased	(14.7)			(0.4)	(15.1)
Dividends declared	69.4	(162.2)			(92.8)
Balance, December 31, 2022	$531.8	$1,141.0	$(152.8)	$5.6	$1,525.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as of December 31, 2022 and 2021 and

for the Years Ended December 31, 2022, 2021, and 2020

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

Outgoing Freight Expenses

We record approximately 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $101.0 million, $78.9 million, and $68.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 1.5 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages. We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes".

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

New Accounting Standards

In September 2022, the FASB issued Accounting Standard Update (“ASU “ or “Update”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. This Update does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Update is effective for all entities for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, and guidance shall be applied retrospectively, other than the rollforward requirement, which shall be applied prospectively. While we do not have a supplier finance program currently in place, we are considering introducing a supplier finance program in 2023 and, therefore, are simultaneously evaluating the potential impact of adopting the Update on our consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which provides final guidance that defers the sunset date for applying the reference rate reform relief in ASC 848 to December 31, 2024, from December 31, 2022. The guidance is effective upon issuance. Although we have the option under our Amended Credit Agreement, as defined in Note 12, “Debt”, to continue to use LIBOR until June 30, 2023, we expect to transition to the Secured Overnight Financing Rate (“SOFR”) as our reference rate upon positive consent by all lenders in our Amended Credit Agreement prior to June 30, 2023. The adoption of this Update did not have a material impact on our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Construction	56.8%	58.5%	58.2%
CIG	25.8	25.5	26.7
Industrial & Utility	17.4	16.0	15.1
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior years’ information to conform to the December 31, 2022 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2022 and 2021. In addition, for the years ended December 31, 2022, 2021, and 2020, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. ALLOWANCES FOR CASH DISCOUNTS AND CREDIT LOSSES

The following table summarizes the activity in the allowances for cash discounts and credit losses:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2022
Allowance for cash discounts	$3.8	$47.4	$(47.6)	$3.6
Allowance for credit losses	5.3	8.9	(4.4)	9.8
Total	$9.1	$56.3	$(52.0)	$13.4

For the Year Ended December 31, 2021
Allowance for cash discounts	$2.9	$44.3	$(43.4)	$3.8
Allowance for credit losses	4.0	1.9	(0.6)	5.3
Total	$6.9	$46.2	$(44.0)	$9.1

For the Year Ended December 31, 2020
Allowance for cash discounts	$2.2	$35.1	$(34.4)	$2.9
Allowance for credit losses	4.0	2.6	(2.6)	4.0
Total	$6.2	$37.7	$(37.0)	$6.9

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 85% and 87% of the total inventories at December 31, 2022 and 2021, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $492.8 million and $427.9 million greater than reported under the LIFO method at December 31, 2022 and 2021, respectively.  We did not liquidate any portion of previously-created LIFO layers in 2022 and 2021. In 2020, we liquidated portions of previously created LIFO layers, resulting in decreases in cost of merchandise sold of $4.1 million.

Reserves for excess and obsolete inventories were $17.9 million and $14.0 million at December 31, 2022 and 2021, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $3.9 million, $5.4 million, and $(0.6) million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Depreciation expense was $37.6 million, $36.2 million, and $36.7 million in 2022, 2021, and 2020, respectively.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. We had $6.7 million of assets held for sale at December 31, 2022 compared to no assets held for sale at December 31, 2021. We did not sell any assets classified as held for sale in 2022. During the year ended December 31, 2021, we sold assets classified as held for sale with a net book value of $0.4 million, and recorded a net gain of $9.1 million in other income, net. During the year ended December 31, 2020, we sold assets classified as held for sale with a net book value of $4.4 million, and recorded a net gain of $3.4 million in other income, net.

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

The components of the lease expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating lease cost	$43.8	$38.4	$37.9
Finance lease cost:
Amortization of right-of-use assets	1.9	2.0	2.1
Interest on lease liabilities	0.4	0.5	0.6
Total finance lease cost	2.3	2.5	2.7
Variable lease cost	12.4	10.5	10.6
Total lease cost	$58.5	$51.4	$51.2

Supplemental balance sheet information at December 31, 2022 and 2021 related to leases was as follows:

	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$175.3	$133.1

Current operating lease liabilities	$43.9	$34.0
Non-current operating lease liabilities	147.1	107.5
Total operating lease liabilities	$191.0	$141.5

Finance leases:
Property, at cost	$12.8	$14.0
Accumulated depreciation and amortization	(8.6)	(9.2)
Net property	$4.2	$4.8

Current obligations of finance leases	$1.6	$1.9
Finance leases, net of current obligations	3.9	4.2
Total finance lease liabilities	$5.5	$6.1

Weighted average remaining lease term:
Operating leases	5.5 years	5.0 years
Finance leases	3.6 years	4.0 years
Weighted average discount rate:
Operating leases	3.2%	2.5%
Finance leases	7.3%	7.8%

Supplemental cash flow and other information for the years ended December 31, 2022, 2021, and 2020 related to leases was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.6	$39.0	$37.3
Operating cash flows from finance leases	0.4	0.5	0.6
Financing cash flows from finance leases	2.1	2.3	2.2

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$82.1	$54.7	$35.3
Finance leases	1.5	0.4	0.3

(A) Includes $2.9 million, $15.8 million, and $1.6 million of operating leases established as a result of our acquisitions during 2022, 2021 and 2020, respectively. See Note 17, “Acquisitions”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2022, were as follows:

	December 31, 2022
	Operating Leases	Finance Leases
Future minimum lease payments
2023	$49.2	$2.0
2024	44.4	1.8
2025	32.9	1.4
2026	26.5	0.5
2027	20.2	0.3
Thereafter	36.2	0.3
Total future minimum lease payments	$209.4	$6.3
Less: imputed interest	(18.4)	(0.8)
Total lease obligation	$191.0	$5.5
Less: current obligations	(43.9)	(1.6)
Long-term lease obligation	$147.1	$3.9

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, included in other non-current assets in our consolidated balance sheets, for the years ended December 31 were as follows:

	2022	2021
Beginning balance	$57.1	$37.1
Acquisitions and purchase accounting adjustments	26.5	20.0
Foreign currency translation impact	(0.5)	—
Ending balance	$83.1	$57.1

As of December 31, 2022, we have completed our annual impairment test and concluded that there is no impairment of our goodwill. We did not recognize any goodwill impairment in 2021 and 2020.

Other Intangible Assets

Other intangible assets, included in other non-current assets in our consolidated balance sheets, consist of the following:

	As of December 31, 2022
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	12.9 years	$78.4	$(16.4)	$62.0
Trade name	5 to 20 years	18.9 years	33.2	(5.9)	27.3
Non-compete agreements	3 to 7 years	5.3 years	1.3	(0.5)	0.8
Other intangible assets	1.5 to 10 years	2.7 years	1.4	(0.2)	1.2
Total		14.4 years	$114.3	$(23.0)	$91.3

	As of December 31, 2021
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	13.4 years	$57.4	$(11.6)	$45.8
Trade name	5 to 20 years	18.9 years	23.2	(4.6)	18.6
Non-compete agreements	3 to 7 years	5.5 years	0.9	(0.4)	0.5
Other intangible assets	10 years	10 years	0.1	(0.1)	—
Total		14.9 years	$81.6	$(16.7)	$64.9

We did not incur impairment losses related to our other intangible assets during the years ended December 31, 2022, 2021, and 2020. Amortization expense for other intangible assets was $6.3 million, $4.3 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 is as follows:

2023	$9.3
2024	9.0
2025	8.4
2026	7.0
2027	6.8
After 2027	50.8
$91.3

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2022	2021	2020
Domestic	$573.6	$327.6	$151.1
Foreign	35.9	23.3	15.2
Income before taxes	$609.5	$350.9	$166.3

	For the Years Ended December 31,
Components of Income Tax Provision	2022	2021	2020
Current expense:
U.S. Federal	$119.5	$77.3	$38.5
State	28.8	18.2	11.4
Foreign	10.5	6.5	4.5
Total current expense	$158.8	$102.0	$54.4
Deferred benefit:
U.S. Federal	$(2.1)	$(10.9)	$(7.8)
State	(0.6)	(3.2)	(2.3)
Foreign	(0.3)	—	(0.1)
Total deferred benefit	$(3.0)	$(14.1)	$(10.2)
Total income tax provision	$155.8	$87.9	$44.2

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.7	3.3	4.3
Other, net	0.9	0.7	1.3
Effective tax rate	25.6%	25.0%	26.6%

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

Assets (Liabilities)	2022	2021
Pension	$28.9	$32.8
Operating lease liabilities	47.2	34.4
Postretirement benefits	16.0	19.3
Inventory	20.1	25.0
Other deferred tax assets	19.6	5.8
Payroll accruals	5.4	7.2
Bad debt reserves	2.2	0.7
Subtotal	139.4	125.2
Less: valuation allowances	(0.8)	(0.5)
Deferred tax assets	138.6	124.7
Fixed assets	(41.4)	(38.8)
Operating lease right-of-use assets	(43.2)	(32.3)
Other deferred tax liabilities	(22.3)	(9.1)
Computer software	(0.8)	(2.4)
Deferred tax liabilities	(107.7)	(82.6)
Net deferred tax assets	$30.9	$42.1

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2022	2021
Deferred tax assets included in other non-current assets	$33.6	$45.2
Deferred tax liabilities included in other non-current liabilities	(2.7)	(3.1)
Total	$30.9	$42.1

Operating loss and tax credit carryforwards included in net deferred tax assets, all of which expire between 2025 and 2032, at December 31 were:

	2022	2021
U.S. Federal	$0.8	$0.5
State	0.2	0.2

We have placed valuation allowances of $0.8 million and $0.5 million for 2022 and 2021, respectively, relating to federal foreign tax credits that are not expected to be utilized prior to expiration.

As of December 31, 2022, we have no material undistributed earnings of non-U.S. subsidiaries due to the one-time transition tax and global intangible low-taxed income (“GILTI”) provisions enacted under the Tax Cuts and Jobs Act (“TCJA”). No additional income taxes have been provided for any outside basis differences inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat GILTI as a period cost rather than accounting for it as part of deferred taxes. Due to the high-tax exception election made in 2021 and 2022, our GILTI period cost was immaterial in each year.

Our federal income tax returns for the tax years 2019 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitation for the 2019 federal return will expire on October 15, 2023, unless extended by consent. Our state income tax returns for 2018 through 2022 remain subject to examination by various state authorities with the latest period closing on December 31, 2027.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2018.

On August 16, 2022, President Biden signed H.R. 5376, the Inflation Reduction Act of 2022 (“IRA”). This legislation includes a 15% corporate alternative minimum tax among its key tax provisions effective for years beginning after December 31, 2022. We do not anticipate a material impact to the Company as historical earnings do not exceed applicable thresholds. We continue to monitor other IRA provisions as authoritative guidance becomes available.

Our unrecognized tax benefits of $0.5 million, $1.0 million, and $1.7 million as of December 31, 2022, 2021, and 2020, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Balance at January 1,	$1.0	$1.7	$1.9
Additions based on tax positions related to current year	—	—	0.2
Reductions for tax positions of prior years	(0.5)	(0.7)	(0.1)
Settlements	—	—	(0.3)
Balance at December 31,	$0.5	$1.0	$1.7

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.1 million and $0.2 million in interest and penalties at December 31, 2022 and 2021, respectively. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2022, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2022, eligible employees and qualified retirees subscribed for 1,185,564 shares totaling $23.7 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 6, 2023; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 13, 2023, in the case of shares paid for on or before January 6, 2023.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2022	735,641	725,186
2021	794,227	798,166
2020	824,685	830,338

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2022 and 2021.

On December 7, 2022, our Board of Directors declared a 15% common stock dividend. Each shareholder was entitled to three shares of common stock for every twenty shares held as of December 12, 2022. The stock was issued on February 3, 2023.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 15% stock dividend declared in 2022. The average number of shares used in computing net income per share of common stock at December 31, 2022, 2021, and 2020 was 26,558,393 shares, 26,213,024 shares, and 26,038,366 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2022	2021
Finance arrangements, various maturities, with a weighted average interest rate of 7.3%	$5.5	$6.1
Less current portion	(1.6)	(1.9)
Long-term Debt	$3.9	$4.2

Long-term Debt matures as follows:
2023	$1.6
2024	1.6
2025	1.2
2026	0.5
2027	0.3
After 2027	0.3
$5.5

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $0.3 million and $0.9 million at December 31, 2022 and 2021, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2022 and 2021, respectively.

Revolving Credit Facility

At December 31, 2022 and 2021, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the “Amended Credit Agreement”), which includes a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million.  The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada.  Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Amended Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Amended Credit Agreement contains an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

We were in compliance with all covenants under the Amended Credit Agreement as of December 31, 2022 and 2021, respectively.

There were $31.6 million in short-term borrowings at December 31, 2022, of which $30.0 million were under the Amended Credit Agreement. There were $124.2 million in short-term borrowings at December 31, 2021, all of which were under the Amended Credit Agreement.

Short-term borrowings outstanding during the year ended December 31, 2022 ranged from a minimum of no short-term borrowings to a maximum of $173.1 million. Short-term borrowings outstanding during the year ended December 31, 2021 ranged from a minimum of no short-term borrowings to a maximum of $124.2 million.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2022 and 2021 amounted to approximately $65.7 million and $10.6 million at weighted-average interest rates of 1.98% and 1.15%, respectively.  The weighted-average interest rate for amounts outstanding at December 31, 2022 was 5.39%.

At December 31, 2022, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $718.1 million, compared to $625.4 million at December 31, 2021.

Interest expense, net was $2.0 million, $1.0 million, and $3.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2022 and 2021.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of December 31, 2022 and 2021.

Letters of Credit

We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $6.1 million outstanding at December 31, 2021, of which $0.4 million were issued under the Amended Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2022 and 2021.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of period	$841.9	$921.8	$75.1	$80.9
Service cost	26.4	30.2	2.0	2.2
Interest cost	25.5	23.9	2.0	1.7
Actuarial gain	(221.0)	(11.6)	(12.0)	(5.0)
Benefits paid from plan assets	(0.4)	(2.5)	—	—
Benefits paid from Company assets	(2.0)	(1.6)	(5.3)	(5.6)
Plan participants' contributions	—	—	0.5	0.9
Administrative expenses paid	(1.5)	(1.5)	—	—
Settlements	(91.0)	(116.8)	—	—
Benefit Obligation at End of Period	577.9	841.9	62.3	75.1
Change in Plan Assets:
Fair value of plan assets at beginning of period	680.7	722.0	—	—
Actual return on plan assets	(197.5)	39.5	—	—
Employer contributions(A)	44.8	41.6	4.8	4.7
Plan participants' contributions	—	—	0.5	0.9
Benefits paid(A)	(2.4)	(4.1)	(5.3)	(5.6)
Administrative expenses paid	(1.5)	(1.5)	—	—
Settlements	(91.0)	(116.8)	—	—
Fair Value of Plan Assets at End of Period	433.1	680.7	—	—
Unfunded Status	$144.8	$161.2	$62.3	$75.1

(A) Includes $2.0 million and $1.6 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2022 and 2021, respectively.

The accumulated benefit obligation for our Pension Plan was $536.7 million and $774.7 million at December 31, 2022 and 2021, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Current accrued benefit cost	$4.0	$2.1	$6.8	$6.6
Non-current accrued benefit cost	140.8	159.1	55.5	68.5
Net amount recognized	$144.8	$161.2	$62.3	$75.1

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Net actuarial loss	$138.1	$166.1	$—	$9.3
Prior service cost	—	—	0.1	0.1
Accumulated other comprehensive loss	$138.1	$166.1	$0.1	$9.4

The actuarial gain for the Pension Plan in 2022 was primarily related to increases in the discount rate and increases in the lump sum interest rate assumption compared to 2021. The actuarial gain for the Pension Plan in 2021 was primarily related to increases in the discount rate compared to 2020.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.55%	2.86%	5.70%	2.71%
Rate of compensation increase	4.28%	4.38%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2022, 2021, and 2020 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2022	2021	2020	2022	2021	2020
Selling, general and administrative expenses:
Service cost	$26.4	$30.2	$29.2	$2.0	$2.2	$2.1
Total selling, general and administrative expenses	$26.4	$30.2	$29.2	$2.0	$2.2	$2.1
Non-operating expenses:
Interest cost	25.5	23.9	26.7	2.0	1.7	2.4
Expected return on plan assets	(30.2)	(30.6)	(32.8)	—	—	—
Amortization of:
Net actuarial loss	17.4	32.3	30.2	0.6	0.8	0.7
Settlement charge	27.0	30.4	27.7	—	—	—
Total non-operating expenses	$39.7	$56.0	$51.8	$2.6	$2.5	$3.1
Net periodic benefit cost	$66.1	$86.2	$81.0	$4.6	$4.7	$5.2

During 2022 and 2020, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. During 2021, we made lump-sum pension benefit distributions and purchased nonparticipating annuity contracts exceeding the settlement accounting threshold. Accordingly, we recorded a non-cash pension settlement charge of $27.0 million, $30.4 million, and $27.7 million in non-operating expenses on our consolidated statements of income for the year ended December 31, 2022, 2021 and 2020, respectively. These settlement charges represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions and purchases of the nonparticipating annuity contracts.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.86% / 4.83%	2.62% / 2.72%	3.38% / 2.72%	2.71%	2.22%	3.19%
Expected return on plan assets	5.00%	5.00%	5.50%	—	—	—
Rate of compensation increase	4.21%	4.32%	4.24%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.00%

A discount rate of 2.86% was used as of January 1, 2022 to determine the net periodic benefit cost for the Pension Plan, which was increased to 4.83% effective September 30, 2022 for the remeasurement of the plan liability upon triggering settlement accounting. A discount rate of 2.62% was used as of January 1, 2021 to determine the net periodic benefit cost for the Pension Plan, which was increased to 2.72% effective September 30, 2021 for the remeasurement of the plan liability upon triggering settlement accounting. A discount rate of 3.38% was used as of January 1, 2020 to determine the net periodic benefit cost for the Pension Plan, which was lowered to 2.72% effective September 30, 2020 for the remeasurement of the plan liability upon triggering settlement accounting. The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2022.  The rate was assumed to remain at 5.00% in 2023 and to remain at that level thereafter.

We expect to fund $3.9 million for nonqualified pension benefits during 2023. Pension contributions are expected to be $40.0 million in 2023; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2023	$47.1	$7.0
2024	43.5	7.3
2025	46.9	7.6
2026	49.6	7.6
2027	50.6	7.4
2028-2032	266.7	30.9

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

Asset allocation information for the Pension Plan at December 31, 2022 and 2021 is as follows:

Investment	2022 Actual Allocation	2022 Target Allocation Range	2021 Actual Allocation	2021 Target Allocation Range
Equity securities - U.S.	7%	3-10%	6%	3-10%
Equity securities - International	5%	2-10%	6%	2-10%
Fixed income investments	46%	40-80%	55%	40-80%
Hedge funds	6%	2-8%	6%	2-8%
Real assets	5%	2-10%	5%	2-10%
Private equity	8%	2-8%	5%	2-8%
Other investments	4%	0-8%	5%	0-8%
Short-term investments	19%	1-10%	12%	1-10%
Total	100%	100%	100%	100%

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

Real assets

Real assets consist of a diversified mutual fund, and limited partnerships (“LP”) that invest in real estate. The diversified mutual fund is valued using quoted prices in an active market, and is therefore classified as Level 1. The LP investments are valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the LP investments.

Private equity

Private equity is an asset class that is generally characterized as requiring long-term commitments and where liquidity is typically limited. Private equity investments do not have an actively traded market with readily observable prices. The investments are limited partnerships and are diversified across typical private equity strategies including: buyouts, co-investments, secondary offerings, venture capital, and special situations. Valuations are developed using a variety of proprietary model methodologies. Valuations may be derived from publicly available sources as well as information obtained from each fund's general partner based upon public market conditions and returns. All private equity investments are classified as Level 3, other than limited partnerships valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the private equity investments.

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

Short-term investments

Short-term investments includes cash and cash equivalents in a short-term fund which is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2022 or 2021.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2022 and 2021:

December 31, 2022
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$28.3	$—	$—	$28.3
Equity securities - International	9.1	13.4	—	—	22.5
Fixed income investments	12.7	—	185.5	—	198.2
Hedge funds	27.4	—	—	—	27.4
Real assets	20.2	1.3	—	—	21.5
Private equity	10.9	—	—	23.6	34.5
Other investments	5.4	—	—	11.4	16.8
Short-term investments	83.9	—	—	—	83.9
Total	$169.6	$43.0	$185.5	$35.0	$433.1

December 31, 2021
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$13.6	$27.3	$—	$—	$40.9
Equity securities - International	13.9	28.4	—	—	42.3
Fixed income investments	96.1	—	279.7	—	375.8
Hedge funds	41.8	—	—	—	41.8
Real assets	16.4	20.3	—	—	36.7
Private equity	8.2	—	—	21.7	29.9
Other investments	20.1	—	—	11.4	31.5
Short-term investments	81.8	—	—	—	81.8
Total	$291.9	$76.0	$279.7	$33.1	$680.7

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2022 and 2021:

December 31, 2022
	Private Equity	Other Investments	Total
Balance, beginning of year	$21.7	$11.4	$33.1
Realized gains	0.8	0.2	1.0
Unrealized gains	2.3	0.7	3.0
Purchases	0.3	—	0.3
Sales	(1.5)	(0.9)	(2.4)
Balance, end of year	$23.6	$11.4	$35.0

December 31, 2021
	Private Equity	Other Investments	Total
Balance, beginning of year	$13.8	$11.4	$25.2
Realized gains	0.8	0.2	1.0
Unrealized gains	9.2	1.1	10.3
Purchases	0.1	—	0.1
Sales	(2.2)	(1.3)	(3.5)
Balance, end of year	$21.7	$11.4	$33.1

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first month after the completion of one year of service and 1,000 hours of service. During 2020, eligible employees receive Company matching contributions beginning the first month after the completion of six months of service and 500 hours of service. Effective January 1, 2021, eligible employees receive Company matching contributions beginning the first pay period after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense recognized by us was $5.9 million, $4.5 million, and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $78.7 million, $71.3 million, and $46.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

15. COMMITMENTS AND CONTINGENCIES

Rental expense was $52.2 million, $42.9 million, and $40.3 million in 2022, 2021, and 2020, respectively.  For future minimum rental payments required under operating leases that have either initial or remaining noncancelable lease terms in excess of one year as of December 31, 2022, refer to Note 7, “Leases”.

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At December 31, 2022, Graybar had $2.5 million and $41.5 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.5 million and $41.5 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2022	2021
Currency translation	$(14.6)	$(5.0)
Pension liability	(138.1)	(166.1)
Postretirement benefits liability	(0.1)	(9.4)
Accumulated other comprehensive loss	$(152.8)	$(180.5)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

	2022	2021
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses(A)	$45.0	$63.5
Tax benefit	(11.6)	(16.3)
Total reclassifications for the period, net of tax	$33.4	$47.2

(A) Includes a pension settlement charge of $27.0 million and $30.4 million in 2022 and 2021, respectively.

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

	2022			2021
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(5.0)	$(175.5)	$(180.5)	$(5.1)	$(241.6)	$(246.7)
Other comprehensive (loss) income before reclassifications	(9.6)	—	(9.6)	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive loss (net of tax $(11.6) and $(16.3))	—	33.4	33.4	—	47.2	47.2
Actuarial gain, (net of tax $(1.4) and $(6.6))	—	3.9	3.9	—	18.9	18.9
Net current-period other comprehensive (loss) income	(9.6)	37.3	27.7	0.1	66.1	66.2
Ending balance December 31,	$(14.6)	$(138.2)	$(152.8)	$(5.0)	$(175.5)	$(180.5)

17. ACQUISITIONS

In 2022, we completed acquisitions for a combined preliminary purchase price of $83.7 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in $12.5 million and $28.1 million of tax-deductible goodwill and other intangible assets, respectively, and $12.6 million and $5.3 million of nondeductible goodwill and other intangible assets, respectively.

In 2021, we completed acquisitions for a combined final purchase price of $89.7 million in cash, net of cash acquired. The final purchase price allocation resulted in $20.9 million and $32.1 million of tax-deductible goodwill and other intangible assets, respectively.

In 2020, we completed an acquisition for a final purchase price of $27.7 million in cash, net of cash acquired. The final purchase price allocation resulted in $7.6 million and $18.1 million of tax-deductible goodwill and other intangible assets, respectively.

These acquisitions will help Graybar accelerate growth, diversify our business, extend our reach, and enhance our profitability. Since the dates of acquisition, the acquired subsidiaries’ results are reflected in our consolidated financial statements. Pro forma results of the acquisitions were not material; therefore, they are not presented.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2022 and 2021:

	2022
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,381.8	$2,672.6	$2,789.7	$2,690.3
Gross margin	479.3	539.8	574.2	553.8
Net income attributable to the Company	102.2	127.6	126.1	97.0
Net income attributable to the Company per share of common stock(A)	$3.84	$4.80	$4.75	$3.66

(A)All periods adjusted for a 15% stock dividend declared in December 2022. Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2022 were 23,113,523 shares, 23,101,970 shares, 23,091,318 shares, and 23,075,526 shares, respectively.

	2021
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$1,900.5	$2,232.4	$2,313.4	$2,321.0
Gross margin	360.9	422.8	436.4	469.1
Net income attributable to the Company	47.2	80.1	74.3	60.8
Net income attributable to the Company per share of common stock(A)	$1.80	$3.05	$2.84	$2.32

(A)All periods adjusted for a 15% stock dividend declared in December 2022. Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2021 were 22,829,894 shares, 22,819,914 shares, 22,768,745 shares, and 22,784,473 shares, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 8, 2023, the Board of Directors of the Company amended its by-laws to change the mandatory retirement age for directors and officers from the social security full retirement age to age 70.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2023 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2023 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

	3.2	By-laws of Graybar Electric Company, Inc., as amended as of March 8, 2023.

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

	9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4.2 above.

	10.1	Management Incentive Plan dated January 5, 2023 and effective January 1, 2022*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2021, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 000-00255) and incorporated herein by reference.*

10.3

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.4

Graybar Long Term Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Form of Award Agreement under Graybar Long Term Incentive Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 000-00255) and incorporated herein by reference.*

10.6

Fourth Amendment to Credit Agreement, dated as of August 13, 2021, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of March 2023.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 9, 2023.

/s/ K. M. Mazzarella	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ D. M. Meyer	Director, Senior Vice President and Chief Financial Officer
(D. M. Meyer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. Bender	Director
(D. A. Bender)

/s/ D. E. DeSousa	Director
(D. E. DeSousa)

/s/ M. W. Geekie	Director
(M. W. Geekie)

/s/ R. H. Harvey	Director
(R. H. Harvey)

/s/ W. P. Mansfield	Director
(W. P. Mansfield)

/s/ D. G. Maxwell	Director
(D. G. Maxwell)

/s/ B. L. Propst	Director
(B. L. Propst)