Form 10-Q
period 2023-03-31
GRAYBAR ELECTRIC CO INC
filed 2023-04-24
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2023: 26,843,697
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2023

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2023	2022
Net Sales	$2,672.6	$2,381.8
Cost of merchandise sold	(2,125.7)	(1,902.5)
Gross Margin	546.9	479.3
Selling, general and administrative expenses	(361.7)	(324.0)
Depreciation and amortization	(14.3)	(13.0)
Other income, net	0.8	0.9
Income from Operations	171.7	143.2
Non-operating expenses	(2.8)	(5.5)
Income before Provision for Income Taxes	168.9	137.7
Provision for income taxes	(43.9)	(35.3)
Net Income	125.0	102.4
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$124.8	$102.2
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$4.64	$3.85
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	26.9	26.6

(A)Adjusted for the declaration of a 15% stock dividend in 2022, shares related to which were issued in February 2023. Prior to the adjustment, the average common shares outstanding were 23.1 million for the three months ended March 31, 2022.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2023	2022
Net Income	$125.0	$102.4
Other Comprehensive Income
Foreign currency translation	0.1	2.2
Pension and postretirement benefits liability adjustments (net of tax of $(0.1), and $(1.4), respectively)	0.2	4.4
Total Other Comprehensive Income	0.3	6.6
Comprehensive Income	$125.3	$109.0
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.3
Comprehensive Income attributable to Graybar Electric Company, Inc.	$125.1	$108.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2023	2022
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$173.0	$69.4
Trade receivables (less allowances of $12.7 and $13.4, respectively)			1,679.6	1,673.0
Merchandise inventory			962.9	1,026.3
Other current assets			82.9	83.7
Total Current Assets			2,898.4	2,852.4
Property, at cost
Land			97.3	97.3
Buildings			572.9	562.1
Furniture and fixtures			288.5	282.9
Software			148.9	148.0
Finance leases			12.8	12.8
Total Property, at cost			1,120.4	1,103.1
Accumulated depreciation and amortization			(651.7)	(641.9)
Net Property			468.7	461.2
Operating Lease Right-of-use Assets			172.8	175.3
Other Non-current Assets			255.8	260.2
Total Assets			$3,795.7	$3,749.1
LIABILITIES
Current Liabilities
Short-term borrowings			$107.8	$31.6
Current portion of long-term debt			1.7	1.6
Trade accounts payable			1,188.9	1,276.8
Accrued payroll and benefit costs			157.9	219.2
Other accrued taxes			32.7	34.3
Current operating lease liabilities			45.1	43.9
Other current liabilities			220.2	213.5
Total Current Liabilities			1,754.3	1,820.9
Postretirement Benefits Liability			55.5	55.5
Pension Liability			133.6	140.8
Long-term Debt			3.5	3.9
Non-current Operating Lease Liabilities			143.2	147.1
Other Non-current Liabilities			55.5	55.3
Total Liabilities			2,145.6	2,223.5
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2023	December 31, 2022
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,588,092	22,085,481
Issued to shareholders	4,645,980	4,568,288
In treasury, at cost	(335,700)	(63,563)
Outstanding Common Stock	26,898,372	26,590,206	538.0	531.8
Advance Payments on Subscriptions to Common Stock			1.2	—
Retained Earnings			1,257.8	1,141.0
Accumulated Other Comprehensive Loss			(152.5)	(152.8)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,644.5	1,520.0
Noncontrolling Interests			5.6	5.6
Total Shareholders’ Equity			1,650.1	1,525.6
Total Liabilities and Shareholders’ Equity			$3,795.7	$3,749.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2023	2022
Cash Flows from Operating Activities
Net Income	$125.0	$102.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14.3	13.0
Non-cash operating lease expense	11.7	9.1
Deferred income taxes	1.9	(2.9)
Net gain on disposal of property	—	(0.1)
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Changes in assets and liabilities:
Trade receivables	(6.4)	(90.5)
Merchandise inventory	63.4	(57.7)
Other current assets	0.8	(10.9)
Other non-current assets	(0.9)	(1.5)
Trade accounts payable	(87.9)	134.0
Accrued payroll and benefit costs	(61.3)	(44.7)
Other current liabilities	5.4	18.0
Other non-current liabilities	(18.8)	(9.8)
Total adjustments to net income	(78.0)	(44.2)
Net cash provided by operating activities	47.0	58.2
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	0.2
Capital expenditures for property	(18.6)	(8.2)
Net cash used by investing activities	(18.4)	(8.0)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	76.2	(54.2)
Principal payments under finance arrangements	(0.4)	(0.6)
Sales of common stock	12.8	11.5
Purchases of common stock	(5.4)	(4.1)
Purchases of noncontrolling interests’ common stock	(0.2)	(0.3)
Dividends paid	(8.0)	(7.0)
Net cash provided (used) by financing activities	75.0	(54.7)
Net Increase (Decrease) in Cash	103.6	(4.5)
Cash, Beginning of Year	69.4	48.5
Cash, End of Period	$173.0	$44.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.1	$0.2
Acquisitions of assets under operating leases	$9.2	$5.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2022	$531.8	$—	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income			124.8		0.2	125.0
Other comprehensive income				0.3	—	0.3
Stock issued	11.6					11.6
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		1.2				1.2
Dividends declared			(8.0)			(8.0)
March 31, 2023	$538.0	$1.2	$1,257.8	$(152.5)	$5.6	$1,650.1

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2021	$456.7	$—	$850.3	$(180.5)	$5.4	$1,131.9
Net income			102.2		0.2	102.4
Other comprehensive income				6.5	0.1	6.6
Stock issued	10.4					10.4
Stock purchased	(4.1)				(0.3)	(4.4)
Advance payments		1.1				1.1
Dividends declared			(7.0)			(7.0)
March 31, 2022	$463.0	$1.1	$945.5	$(174.0)	$5.4	$1,241.0

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. The full summary of our significant accounting policies is included in our latest Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in our latest Annual Report on Form 10-K.

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

New Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. This Update does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Update is effective for all entities for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The guidance would be applied retrospectively, other than the rollforward requirement, which would be applied prospectively. While we do not have a supplier finance program currently in place, we are considering introducing a supplier finance program in 2023 and, therefore, are simultaneously evaluating the impact of adopting the Update on our consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which provides final guidance that defers the sunset date for applying the reference rate reform relief in ASC 848 to December 31, 2024, from December 31, 2022. The guidance is effective upon issuance. We have transitioned to the Secured Overnight Financing Rate (“SOFR”) as our reference rate effective March 29, 2023, as described in Note 5, “Debt”. The adoption of this Update did not have a material impact on our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Construction	56.2%	57.6%
CIG	25.1	25.1
Industrial & Utility	18.7	17.3
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the March 31, 2023 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. In addition, for the three months ended March 31, 2023 and 2022, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $43.9 million and $35.3 million for the three months ended March 31, 2023, and 2022, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 26.0% for the three months ended March 31, 2023 compared to 25.6% for the three months ended March 31, 2022.

Our federal income tax returns for the tax years 2019 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2019 federal return will expire on October 15, 2023, unless extended by consent. Our state income tax returns for 2018 through 2022 remain subject to examination by various state authorities with the latest period closing on December 31, 2027.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2018.

5. DEBT

Revolving Credit Facility

At December 31, 2022, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Revolving Credit Facility "), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Revolving Credit Facility included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Revolving Credit Facility that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Revolving Credit Facility contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

On March 29, 2023, we, along with Graybar Canada, amended the Revolving Credit Facility, pursuant to the terms and conditions of a Fifth Amendment to Credit Agreement, dated as of March 29, 2023 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic

Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.

The Amended Credit Agreement replaced the LIBOR-based Eurodollar reference interest rate with a reference interest rate based on Term SOFR and introduced transition language for the Canadian Dealer Offered Rate (“CDOR”), in anticipation of the eventual discontinuation of CDOR, which is expected to be on or before June 28, 2024. Our borrowing availability remains unchanged under the Amended Credit Agreement.

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

We were in compliance with all covenants under the Amended Credit Agreement and Revolving Credit Facility, respectively, as of March 31, 2023 and December 31, 2022.

There were $107.8 million in short-term borrowings as of March 31, 2023, of which $107.4 million were under the Amended Credit Agreement. There were $31.6 million in short-term borrowings as of December 31, 2022, of which $30.0 million were under the Revolving Credit Facility.

Short-term borrowings outstanding during the three months ended March 31, 2023 ranged from no short-term borrowings to a maximum of $107.8 million. Short-term borrowings outstanding during the three months ended March 31, 2022 ranged from a minimum of $33.1 million to a maximum of $173.1 million.

At March 31, 2023, we had unused lines of credit under the Amended Credit Agreement amounting to $640.7 million available, compared to $718.1 million at December 31, 2022 under the Revolving Credit Facility. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2023 and December 31, 2022.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2023 and December 31, 2022.

Letters of Credit

We had total letters of credit of $7.8 million outstanding at March 31, 2023, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2023 and December 31, 2022.

The net periodic benefit cost for the three months ended March 31, 2023 and 2022 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2023	2022	2023	2022
Selling, general and administrative expenses:
Service cost	$5.9	$7.1	$0.3	$0.5
Total selling, general and administrative expenses	$5.9	$7.1	$0.3	$0.5
Non-operating expenses:
Interest cost	$8.0	$6.1	$0.9	$0.5
Expected return on plan assets	(7.3)	(7.7)	—	—
Amortization of net actuarial loss	0.3	5.7	—	0.1
Total non-operating expenses	$1.0	$4.1	$0.9	$0.6
Net periodic benefit cost	$6.9	$11.2	$1.2	$1.1

We made qualified and nonqualified pension contributions totaling $13.9 million during the three-month period ended March 31, 2023 and contributions totaling $12.0 million during the three-month period ended March 31, 2022. Additional contributions of $30.0 million are expected to be paid during the remainder of 2023, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2023, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $8.0 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2023 and December 31, 2022.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$0.3	$5.8
Tax benefit	(0.1)	(1.4)
Total reclassifications for the period, net of tax	$0.2	$4.4

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(14.6)	$(138.2)	$(152.8)	$(5.0)	$(175.5)	$(180.5)
Other comprehensive income before reclassifications	0.1	—	0.1	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.1) and $(1.4))	—	0.2	0.2	—	4.4	4.4
Net current-period other comprehensive income	0.1	0.2	0.3	2.1	4.4	6.5
Ending balance March 31,	$(14.5)	$(138.0)	$(152.5)	$(2.9)	$(171.1)	$(174.0)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At March 31, 2023 and December 31, 2022, we had $2.5 million and $41.5 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.5 million and $41.5 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the residential, commercial, and industrial building construction industries; a sustained interruption in the operation of our information systems; volatility in the prices of industrial commodities; cyber-attacks; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; a pandemic, epidemic, or other public health emergency similar to the recent COVID-19 pandemic; the inability, or limitations on our ability, to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Business Overview

Our net sales for the first quarter of 2023 increased $290.8 million, or 12.2%, to $2,672.6 million, compared to $2,381.8 million for the first quarter of 2022. Gross margin for the first quarter of 2023 increased $67.6 million, or 14.1%, to $546.9 million, compared to gross margin of $479.3 million for the same three-month period ended March 31, 2022. Our gross margin rate increased to 20.5% for the first quarter of 2023, compared to 20.1% for the first quarter of 2022.

Selling, general and administrative (“SG&A”) expenses increased $37.7 million, or 11.6%, to $361.7 million for the three months ended March 31, 2023, from $324.0 million for the three months ended March 31, 2022, primarily due to higher compensation, rent, and maintenance costs. SG&A as a percentage of net sales decreased to 13.5% for the first quarter of 2023, compared to 13.6% for the same period in 2022.

Income from operations increased $28.5 million, or 19.9%, to $171.7 million for the three months ended March 31, 2023, from $143.2 million for the same three-month period last year. Our increase in gross margin, partially offset by the increase in SG&A expenses, contributed to this improvement. As a result, net income attributable to Graybar for the three months ended March 31, 2023, increased by $22.6 million, or 22.1%, to $124.8 million for the three months ended March 31, 2023, compared to $102.2 million for the same three-month period last year.

We continue to see steady demand for our products and services, but rising interest rates, economic uncertainty, and skilled labor shortages are having an impact on the markets we serve. While supply chain conditions are showing signs of improvement, ongoing challenges remain for certain product categories. As we monitor and adapt to changing economic conditions, we remain focused on providing exceptional service to our customers, minimizing potential risks, and managing our business wisely. We also continue to invest in people, process improvement, and technology to support profitable growth, while we pursue new opportunities to broaden our reach and strengthen our long-term position as a leader in supply chain innovation.

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Dollars	Percent	Dollars	Percent
Net Sales	$2,672.6	100.0%	$2,381.8	100.0%
Cost of merchandise sold	(2,125.7)	(79.5)	(1,902.5)	(79.9)
Gross Margin	546.9	20.5	479.3	20.1
Selling, general and administrative expenses	(361.7)	(13.5)	(324.0)	(13.6)
Depreciation and amortization	(14.3)	(0.6)	(13.0)	(0.5)
Other income, net	0.8	—	0.9	—
Income from Operations	171.7	6.4	143.2	6.0
Non-operating expenses	(2.8)	(0.1)	(5.5)	(0.2)
Income before Provision for Income Taxes	168.9	6.3	137.7	5.8
Provision for income taxes	(43.9)	(1.6)	(35.3)	(1.5)
Net Income	125.0	4.7	102.4	4.3
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$124.8	4.7%	$102.2	4.3%

Net sales increased to $2,672.6 million for the three months ended March 31, 2023, compared to $2,381.8 million for the three months ended March 31, 2022, an increase of $290.8 million, or 12.2%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 9.5%, 12.2%, and 21.2%, respectively, for the three months ended March 31, 2023, compared to the same three-month period of 2022.

Gross margin increased $67.6 million, or 14.1%, to $546.9 million from $479.3 million for the three months ended March 31, 2023, compared to the same period of 2022.  Our gross margin as a percentage of net sales was 20.5% for the three months ended March 31, 2023 compared to 20.1% for the same three-month period in 2022. The increases in gross margin and gross margin rate were primarily driven by our gross margin rate improvement initiatives.

SG&A expenses increased $37.7 million, or 11.6%, to $361.7 million, for the three months ended March 31, 2023, compared to $324.0 million for the three months ended March 31, 2022, mainly due to higher compensation, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.5% for the three months ended March 31, 2023, down from 13.6% for the three months ended March 31, 2022.

Depreciation and amortization for the three months ended March 31, 2023 increased $1.3 million, or 10.0%, to $14.3 million from $13.0 million for the same three-month period in 2022 primarily due to higher amortization expense of intangible assets and an increase in property, at cost. Total property, at cost, at March 31, 2023 was $1,120.4 million, an increase of $53.9 million, or 5.1%, when compared to total property, at cost, at March 31, 2022 of $1,066.5 million. Depreciation and amortization as a percentage of net sales totaled 0.6% for the three months ended March 31, 2023, up from 0.5% for the three months ended March 31, 2022.

Non-operating expenses decreased $2.7 million, or 49.1%, to $2.8 million for the three months ended March 31, 2023, compared to $5.5 million for the same period of 2022. This was due to decreases in non-service cost components of pension net periodic benefit costs of $3.1 million, partially offset by increases in non-service cost components of other postretirement net periodic benefit costs of $0.3 million and an increase in interest expense, net of $0.1 million for the three months ended March 31, 2023, compared to the same three-month period in 2022.

Income before provision for income taxes totaled $168.9 million for the three months ended March 31, 2023, an increase of $31.2 million, or 22.7%, from $137.7 million for the three months ended March 31, 2022. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $8.6 million, or 24.4%, to $43.9 million for the three months ended March 31, 2023, compared to $35.3 million for the same period in 2022.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 26.0% for the three months ended March 31, 2023, compared to 25.6% for 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three-month period ended March 31, 2023 increased $22.6 million, or 22.1%, to $124.8 million from $102.2 million for the three months ended March 31, 2022.

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

Our cash and cash equivalents at March 31, 2023 were $173.0 million, compared to $69.4 million at December 31, 2022, an increase of $103.6 million. Short-term borrowings increased by $76.2 million to $107.8 million at March 31, 2023, from $31.6 million at December 31, 2022. Cash on hand and levels of short-term borrowings at March 31, 2023 are reflective of strong cash flows from operating activities as a result of increased net income, effective working capital management, and borrowings to fund our business needs. Current assets exceeded current liabilities by $1,144.1 million at March 31, 2023, an increase of $112.6 million, or 10.9%, from $1,031.5 million at December 31, 2022.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2023 was $47.0 million, compared to net cash provided by operating activities of $58.2 million for the three months ended March 31, 2022, a decrease of $11.2 million, or 19.2%. Net cash provided by operating activities for the three months ended March 31, 2023 was primarily attributable to net income of $125.0 million adjusted for a decrease in merchandise inventory levels of $63.4 million during the three months ended March 31, 2023, partially offset by decreases in trade accounts payable of $87.9 million, accrued payroll and benefit costs of $61.3 million, and other non-current liabilities of $18.8 million from December 31, 2022 to March 31, 2023.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2023 increased moderately compared to the same three-month period ended March 31, 2022. The days in inventory increased moderately for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Investing Activities

Net cash used by investing activities totaled $18.4 million for the three months ended March 31, 2023, compared to net cash used by investing activities of $8.0 million for the same three-month period in 2022, an increase of $10.4 million. The increase was due to higher capital expenditures in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $75.0 million, compared to net cash used by financing activities of $54.7 million for the three months ended March 31, 2022, an increase of $129.7 million. The increase in net cash provided by financing activities was primarily due to a net increase in short-term borrowings of $76.2 million during the three months ended March 31, 2023, compared to net payments on short-term borrowings of $54.2 million in the same three-month period in 2022.

Liquidity

Our cash and cash equivalents at March 31, 2023 were $173.0 million, compared to $69.4 million at December 31, 2022. We also had a $750.0 million amended unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $640.7 million in available capacity at March 31, 2023, compared to available capacity of $718.1 million at December 31, 2022 under the Revolving Credit Facility. At March 31, 2023 and December 31, 2022, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of March 31, 2023 and December 31, 2022. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $7.8 million outstanding at March 31, 2023, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2023, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2023	77,142	$20.00	N/A
February 1 - February 28, 2023	103,375	$20.00	N/A
March 1 - March 31, 2023	91,620	$20.00	N/A
Total	272,137	$20.00	N/A

Item 6.  Exhibits.

3.1

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 8, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

3.2	By-laws as amended through March 8, 2023, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated March 8, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

4

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10

Fifth Amendment to Credit Agreement, dated as of March 29, 2023, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Linder and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated March 29, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

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

GRAYBAR ELECTRIC COMPANY, INC.

April 24, 2023	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 24, 2023	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)