Form 10-Q
period 2023-06-30
GRAYBAR ELECTRIC CO INC
filed 2023-07-31
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2023: 26,783,481
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2023	2022	2023	2022
Net Sales	$2,792.1	$2,672.6	$5,464.7	$5,054.4
Cost of merchandise sold	(2,231.2)	(2,132.8)	(4,356.9)	(4,035.3)
Gross Margin	560.9	539.8	1,107.8	1,019.1
Selling, general and administrative expenses	(375.6)	(350.7)	(737.3)	(674.7)
Depreciation and amortization	(15.3)	(13.2)	(29.6)	(26.2)
Other income, net	1.1	1.5	1.9	2.4
Income from Operations	171.1	177.4	342.8	320.6
Non-operating expenses	(3.1)	(5.5)	(5.9)	(11.0)
Income before Provision for Income Taxes	168.0	171.9	336.9	309.6
Provision for income taxes	(43.6)	(44.1)	(87.5)	(79.4)
Net Income	124.4	127.8	249.4	230.2
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.4)	(0.4)
Net Income attributable to Graybar Electric Company, Inc.	$124.2	$127.6	$249.0	$229.8
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$4.64	$4.80	$9.28	$8.65
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	26.8	26.6	26.8	26.6

(A)Adjusted for the declaration of a 15% stock dividend in 2022, shares related to which were issued in February 2023. Prior to the adjustment, the average common shares outstanding were 23.1 million for the three and six months ended June 30, 2022.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2023	2022	2023	2022
Net Income	$124.4	$127.8	$249.4	$230.2
Other Comprehensive Income
Foreign currency translation	3.6	(4.5)	3.7	(2.3)
Pension and postretirement benefits liability adjustments (net of tax of $(0.1), $(1.6), $(0.2) and $(3.0), respectively)	0.2	4.3	0.4	8.7
Total Other Comprehensive Income (Loss)	3.8	(0.2)	4.1	6.4
Comprehensive Income	$128.2	$127.6	$253.5	$236.6
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.3	0.1	0.5	0.4
Comprehensive Income attributable to Graybar Electric Company, Inc.	$127.9	$127.5	$253.0	$236.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2023	2022
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$58.0	$69.4
Trade receivables (less allowances of $12.6 and $13.4, respectively)			1,655.0	1,673.0
Merchandise inventory			923.3	1,026.3
Other current assets			78.3	83.7
Total Current Assets			2,714.6	2,852.4
Property, at cost
Land			97.4	97.3
Buildings			580.5	562.1
Furniture and fixtures			298.0	282.9
Software			150.6	148.0
Finance leases			12.8	12.8
Total Property, at cost			1,139.3	1,103.1
Accumulated depreciation and amortization			(661.5)	(641.9)
Net Property			477.8	461.2
Operating Lease Right-of-use Assets			176.3	175.3
Goodwill			155.5	83.1
Intangible Assets (less accumulated amortization of $28.5 and $23.0, respectively)			148.3	91.3
Other Non-current Assets			107.5	85.8
Total Assets			$3,780.0	$3,749.1
LIABILITIES
Current Liabilities
Short-term borrowings			$13.0	$31.6
Current portion of long-term debt			1.7	1.6
Trade accounts payable			1,215.5	1,276.8
Accrued payroll and benefit costs			112.4	219.2
Other accrued taxes			28.9	34.3
Current operating lease liabilities			47.4	43.9
Other current liabilities			201.7	213.5
Total Current Liabilities			1,620.6	1,820.9
Postretirement Benefits Liability			55.5	55.5
Pension Liability			130.6	140.8
Long-term Debt			3.3	3.9
Non-current Operating Lease Liabilities			146.0	147.1
Other Non-current Liabilities			55.8	55.3
Total Liabilities			2,011.8	2,223.5
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2023	December 31, 2022
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,759,481	22,085,481
Issued to shareholders	4,682,129	4,568,288
In treasury, at cost	(640,550)	(63,563)
Outstanding Common Stock	26,801,060	26,590,206	536.0	531.8
Advance Payments on Subscriptions to Common Stock			1.2	—
Retained Earnings			1,373.9	1,141.0
Accumulated Other Comprehensive Loss			(148.8)	(152.8)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,762.3	1,520.0
Noncontrolling Interests			5.9	5.6
Total Shareholders’ Equity			1,768.2	1,525.6
Total Liabilities and Shareholders’ Equity			$3,780.0	$3,749.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2023	2022
Cash Flows from Operating Activities
Net Income	$249.4	$230.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29.6	26.2
Non-cash operating lease expense	23.8	18.5
Deferred income taxes	2.6	(3.8)
Net gain on disposal of property	(0.3)	(0.2)
Losses on impairment of assets	0.3	—
Earnings on investment in employee deferred compensation trust	(0.2)	—
Net income attributable to noncontrolling interests	(0.4)	(0.4)
Changes in assets and liabilities:
Trade receivables	32.6	(184.7)
Merchandise inventory	124.0	(141.0)
Other current assets	6.4	(11.3)
Other non-current assets	(1.2)	(1.3)
Trade accounts payable	(72.7)	250.5
Accrued payroll and benefit costs	(108.3)	(59.8)
Other current liabilities	(14.0)	(0.8)
Other non-current liabilities	(33.6)	(18.0)
Total adjustments to net income	(11.4)	(126.1)
Net cash provided by operating activities	238.0	104.1
Cash Flows from Investing Activities
Proceeds from disposal of property	0.6	0.4
Capital expenditures for property	(37.1)	(22.9)
Acquisition, net of cash acquired	(157.5)	—
Investment in employee deferred compensation trust	(25.0)	—
Net cash used by investing activities	(219.0)	(22.5)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(18.6)	(42.0)
Principal payments under finance arrangements	(0.9)	(1.1)
Sales of common stock	16.9	14.6
Purchases of common stock	(11.5)	(8.3)
Purchases of noncontrolling interests’ common stock	(0.2)	(0.4)
Dividends paid	(16.1)	(13.9)
Net cash used by financing activities	(30.4)	(51.1)
Net (Decrease) Increase in Cash	(11.4)	30.5
Cash, Beginning of Year	69.4	48.5
Cash, End of Period	$58.0	$79.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.4	$1.2
Acquisitions of assets under operating leases	$25.0	$28.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2022	$531.8	$—	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income			124.8		0.2	125.0
Other comprehensive income				0.3	—	0.3
Stock issued	11.6					11.6
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		1.2				1.2
Dividends declared			(8.0)			(8.0)
March 31, 2023	$538.0	$1.2	$1,257.8	$(152.5)	$5.6	$1,650.1
Net income			124.2		0.2	124.4
Other comprehensive income				3.7	0.1	3.8
Stock issued	4.1					4.1
Stock purchased	(6.1)				—	(6.1)
Dividends declared			(8.1)			(8.1)
June 30, 2023	$536.0	$1.2	$1,373.9	$(148.8)	$5.9	$1,768.2

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2021	$456.7	$—	$850.3	$(180.5)	$5.4	$1,131.9
Net income			102.2		0.2	102.4
Other comprehensive income				6.5	0.1	6.6
Stock issued	10.4					10.4
Stock purchased	(4.1)				(0.3)	(4.4)
Advance payments		1.1				1.1
Dividends declared			(7.0)			(7.0)
March 31, 2022	$463.0	$1.1	$945.5	$(174.0)	$5.4	$1,241.0
Net income			127.6		0.2	127.8
Other comprehensive loss				(0.1)	(0.1)	(0.2)
Stock issued	3.7					3.7
Stock purchased	(4.2)				(0.1)	(4.3)
Advance payments		(0.6)				(0.6)
Dividends declared			(6.9)			(6.9)
June 30, 2022	$462.5	$0.5	$1,066.2	$(174.1)	$5.4	$1,360.5

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the June 30, 2023 presentation. These changes consisted of disaggregating other non-current assets into separate captions within the December 31, 2022 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2022.

Subsequent Events

On July 14, 2023, we completed the acquisition of Shepherd Electric Supply, an electrical distributor that serves the Washington-Baltimore metropolitan area, by acquiring 100% of its outstanding equity interests. The acquisition was funded with cash on hand and short-term borrowings. We believe acquiring Shepherd will strengthen our competitive position in the Washington-Baltimore metropolitan area and provide a solid foundation for future growth. Initial purchase accounting of the transaction is not yet complete as certain financial records and preliminary valuation of the intangible assets acquired are not yet available. As such, information regarding the assets acquired and liabilities assumed, goodwill, and intangible assets cannot be determined at this time.

We also amended the Prudential Shelf Agreement on July 20, 2023, as defined in Note 5, “Debt”. The amendment, among other things, increased availability under the Prudential Shelf Agreement from $100.0 million to $200.0 million and extended the issuance period to August 2026. The other material terms of the Prudential Shelf Agreement remain unchanged.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Construction	57.5%	56.9%	56.9%	57.2%
CIG	24.6	26.0	24.8	25.6
Industrial & Utility	17.9	17.1	18.3	17.2
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the June 30, 2023 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022. In addition, for the three and six months ended June 30, 2023 and 2022, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $43.6 million and $87.5 million for the three and six months ended June 30, 2023, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 26.0% for the six months ended June 30, 2023 compared to 25.6% for the six months ended June 30, 2022.

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

The Amended Credit Agreement replaced the London Interbank Offered Rate (“LIBOR”)-based Eurodollar reference interest rate with a reference interest rate based on Term SOFR and introduced transition language for the Canadian Dealer Offered Rate (“CDOR”), in anticipation of the eventual discontinuation of CDOR, which is expected to be on or before June 28, 2024. Our borrowing availability remains unchanged under the Amended Credit Agreement.

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

We were in compliance with all covenants under the Amended Credit Agreement and Revolving Credit Facility, respectively, as of June 30, 2023 and December 31, 2022.

There were $13.0 million in short-term borrowings as of June 30, 2023, of which all were under the Amended Credit Agreement. There were $31.6 million in short-term borrowings as of December 31, 2022, of which $30.0 million were under the Revolving Credit Facility.

Short-term borrowings outstanding during the six months ended June 30, 2023 ranged from no short-term borrowings to a maximum of $175.0 million. Short-term borrowings outstanding during the six months ended June 30, 2022 ranged from a minimum of $33.1 million to a maximum of $173.1 million.

At June 30, 2023, we had unused lines of credit under the Amended Credit Agreement amounting to $735.1 million available, compared to $718.1 million at December 31, 2022 under the Revolving Credit Facility. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.5 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense, net was $2.4 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

Private Placement Shelf Agreements

At June 30, 2023, we had an uncommitted, unsecured $100.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which was expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. On July 20, 2023, we amended the Prudential Shelf Agreement. The amendment, among other things, increased availability under the Prudential Shelf

Agreement from $100.0 million to $200.0 million and extended the issuance period to August 2026. The other material terms of the Prudential Shelf Agreement were unchanged.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2023 and December 31, 2022.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2023 and December 31, 2022.

Letters of Credit

We had total letters of credit of $7.7 million outstanding at June 30, 2023, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2023 and December 31, 2022.

The net periodic benefit cost for the three and six months ended June 30, 2023 and 2022 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2023	2022	2023	2022
Selling, general and administrative expenses:
Service cost	$6.3	$6.9	$0.4	$0.5
Total selling, general and administrative expenses	$6.3	$6.9	$0.4	$0.5
Non-operating expenses:
Interest cost	$7.9	$5.9	$0.8	$0.5
Expected return on plan assets	(7.2)	(7.5)	—	—
Amortization of net actuarial loss	0.3	5.7	—	0.2
Total non-operating expenses	$1.0	$4.1	$0.8	$0.7
Net periodic benefit cost	$7.3	$11.0	$1.2	$1.2

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2023	2022	2023	2022
Selling, general and administrative expenses:
Service cost	$12.2	$14.0	$0.7	$1.0
Total selling, general and administrative expenses	$12.2	$14.0	$0.7	$1.0
Non-operating expenses:
Interest cost	$15.9	$12.0	$1.7	$1.0
Expected return on plan assets	(14.5)	(15.2)	—	—
Amortization of net actuarial loss	0.6	11.4	—	0.3
Total non-operating expenses	$2.0	$8.2	$1.7	$1.3
Net periodic benefit cost	$14.2	$22.2	$2.4	$2.3

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2023 and 2022. Contributions made during the six-month periods ended June 30, 2023 and 2022 totaled $23.9 million and $22.0 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2023, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2023, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $8.1 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively. Cash dividends paid were $16.1 million and $13.9 million for the six months ended June 30, 2023 and 2022, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2023 and December 31, 2022.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$0.3	$5.9
Tax benefit	(0.1)	(1.6)
Total reclassifications for the period, net of tax	$0.2	$4.3

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses	$0.6	$11.7
Tax benefit	(0.2)	(3.0)
Total reclassifications for the period, net of tax	$0.4	$8.7

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(14.5)	$(138.0)	$(152.5)	$(2.9)	$(171.1)	$(174.0)
Other comprehensive income (loss) before reclassifications	3.5	—	3.5	(4.4)	—	(4.4)
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.1) and $(1.6))	—	0.2	0.2	—	4.3	4.3
Net current-period other comprehensive income (loss)	3.5	0.2	3.7	(4.4)	4.3	(0.1)
Ending balance June 30,	$(11.0)	$(137.8)	$(148.8)	$(7.3)	$(166.8)	$(174.1)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(14.6)	$(138.2)	$(152.8)	$(5.0)	$(175.5)	$(180.5)
Other comprehensive income (loss) before reclassifications	3.6	—	3.6	(2.3)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.2) and $(3.0))	—	0.4	0.4	—	8.7	8.7
Net current-period other comprehensive income (loss)	3.6	0.4	4.0	(2.3)	8.7	6.4
Ending balance June 30,	$(11.0)	$(137.8)	$(148.8)	$(7.3)	$(166.8)	$(174.1)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At June 30, 2023 and December 31, 2022, we had $2.5 million and $41.5 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.5 million and $41.5 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

10. ACQUISITION

On May 1, 2023, we completed an acquisition for a preliminary purchase price of $157.5 million in cash, net of cash acquired. Since the date of acquisition, the acquired subsidiary results are reflected in our condensed consolidated financial statements. Pro forma results of the acquisition were not material; therefore, they are not presented.

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

Business Overview

We set a new quarterly sales record in the second quarter of 2023. Our net sales for the second quarter of 2023 totaled $2,792.1 million, compared to $2,672.6 million for the second quarter of 2022, an increase of $119.5 million, or 4.5%. Gross margin for the second quarter of 2023 increased $21.1 million, or 3.9%, to $560.9 million, compared to gross margin of $539.8 million for the same three-month period ended June 30, 2022. Our gross margin rate decreased slightly to 20.1% for the second quarter of 2023, compared to 20.2% for the second quarter of 2022.

Selling, general and administrative (“SG&A”) expenses increased $24.9 million, or 7.1%, to $375.6 million for the three months ended June 30, 2023 from $350.7 million for the three months ended June 30, 2022, primarily due to higher compensation, rent, and maintenance costs. SG&A as a percentage of net sales increased to 13.5% for the second quarter of 2023, compared to 13.1% for the same three-month period in 2022.

Income from operations decreased $6.3 million, or 3.6%, to $171.1 million for the three months ended June 30, 2023, from $177.4 million for the same three-month period last year. Since the increase in gross margin was less than the increase in SG&A expenses, net income attributable to Graybar for the three months ended June 30, 2023 decreased by $3.4 million, or 2.7%, to $124.2 million for the three months ended June 30, 2023, compared to $127.6 million for the same three-month period last year.

Net sales for the six months ended June 30, 2023 were $5,464.7 million, an increase of $410.3 million, or 8.1%, from net sales of $5,054.4 million for the same six-month period last year. Gross margin for the six months ended June 30, 2023 was $1,107.8 million, an increase of $88.7 million, or 8.7%, compared to gross margin of $1,019.1 million for the same six-month period last year. Gross margin rate was 20.3% for the six-month period ended June 30, 2023, compared to 20.2% for the six-month period ended June 30, 2022. Net income attributable to Graybar for the six months ended June 30, 2023 was $249.0 million, an increase of $19.2 million, or 8.4%, from net income attributable to Graybar of $229.8 million for the same six-month period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by rising interest rates, skilled labor shortages and economic uncertainty. Overall supply chain conditions are improving, although ongoing challenges persist for some product categories. As we move forward, we remain focused on providing exceptional service to our customers, minimizing potential risks, and managing our business wisely. We are also preparing for the future by investing in people, process improvement, and technology to transform our business, while we pursue opportunities to broaden our reach, expand our capabilities, and strengthen our long-term position as an industry leader.

Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Dollars	Percent	Dollars	Percent
Net Sales	$2,792.1	100.0%	$2,672.6	100.0%
Cost of merchandise sold	(2,231.2)	(79.9)	(2,132.8)	(79.8)
Gross Margin	560.9	20.1	539.8	20.2
Selling, general and administrative expenses	(375.6)	(13.5)	(350.7)	(13.1)
Depreciation and amortization	(15.3)	(0.5)	(13.2)	(0.5)
Other income, net	1.1	—	1.5	—
Income from Operations	171.1	6.1	177.4	6.6
Non-operating expenses	(3.1)	(0.1)	(5.5)	(0.2)
Income before Provision for Income Taxes	168.0	6.0	171.9	6.4
Provision for income taxes	(43.6)	(1.6)	(44.1)	(1.6)
Net Income	124.4	4.4	127.8	4.8
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$124.2	4.4%	$127.6	4.8%

Net sales increased to $2,792.1 million for the quarter ended June 30, 2023, compared to $2,672.6 million for the quarter ended June 30, 2022, an increase of $119.5 million, or 4.5%.  For the three months ended June 30, 2023, net sales in our construction and industrial & utility vertical markets increased by 5.7% and 9.1%, respectively, when compared to the same three-month period of 2022. Net sales in our CIG vertical market decreased by 1.3% when compared to the same three-month period of 2022.

Gross margin increased $21.1 million, or 3.9%, to $560.9 million from $539.8 million for the three months ended June 30, 2023, compared to the same period of 2022. Our gross margin as a percentage of net sales was 20.1% for the three months ended June 30, 2023, down from 20.2% for the same three-month period in 2022.

SG&A expenses increased $24.9 million, or 7.1%, to $375.6 million in the second quarter of 2023 from $350.7 million in the second quarter of 2022, primarily due to higher compensation, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.5% for the three months ended June 30, 2023, up from 13.1% for the three months ended June 30, 2022.

Depreciation and amortization for the three months ended June 30, 2023 increased $2.1 million, or 15.9%, to $15.3 million from $13.2 million, compared to the same period in 2022 primarily due to higher amortization expense of intangible assets and an increase in property, at cost. Total property, at cost, at June 30, 2023 was $1,139.3 million, an increase of $60.1 million, or 5.6%, when compared to total property, at cost, at June 30, 2022 of $1,079.2 million. Depreciation and amortization as a percentage of net sales remained constant at 0.5% for the three months ended June 30, 2023 and 2022.

Non-operating expenses for the three months ended June 30, 2023 decreased $2.4 million, or 43.6%, to $3.1 million from $5.5 million for the three months ended June 30, 2022. This was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $3.1 million, partially offset by an increase in interest expense, net of $0.8 million for the three months ended June 30, 2023, compared to the same three-month period in 2022.

Income before provision for income taxes totaled $168.0 million for the three months ended June 30, 2023, a decrease of $3.9 million, or 2.3%, from $171.9 million for the three months ended June 30, 2022 primarily due to our increase in gross margin being less than our increase in SG&A expenses.

Our total provision for income taxes decreased $0.5 million, or 1.1%, to $43.6 million for the three months ended June 30, 2023, compared to $44.1 million for the same period of 2022.  This decrease in our provision for income taxes was due to slightly lower pretax income. Our effective tax rate was 26.0% for the three months ended June 30, 2023, compared to 25.6% for the same period of 2022. The effective tax rate for the three months ended June 30, 2023 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2023 decreased $3.4 million, or 2.7%, to $124.2 million from $127.6 million for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Dollars	Percent	Dollars	Percent
Net Sales	$5,464.7	100.0%	$5,054.4	100.0%
Cost of merchandise sold	(4,356.9)	(79.7)	(4,035.3)	(79.8)
Gross Margin	1,107.8	20.3	1,019.1	20.2
Selling, general and administrative expenses	(737.3)	(13.5)	(674.7)	(13.4)
Depreciation and amortization	(29.6)	(0.5)	(26.2)	(0.5)
Other income, net	1.9	—	2.4	—
Income from Operations	342.8	6.3	320.6	6.3
Non-operating expenses	(5.9)	(0.1)	(11.0)	(0.2)
Income before Provision for Income Taxes	336.9	6.2	309.6	6.1
Provision for income taxes	(87.5)	(1.6)	(79.4)	(1.6)
Net Income	249.4	4.6	230.2	4.5
Net income attributable to noncontrolling interests	(0.4)	—	(0.4)	—
Net Income attributable to Graybar Electric Company, Inc.	$249.0	4.6%	$229.8	4.5%

Net sales increased to $5,464.7 million for the six months ended June 30, 2023, compared to $5,054.4 million for the six months ended June 30, 2022, an increase of $410.3 million, or 8.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 7.5%, 5.0%, and 14.9%, respectively, for the six months ended June 30, 2023, compared to the same six-month period of 2022.

Gross margin increased $88.7 million, or 8.7%, to $1,107.8 million from $1,019.1 million for the six months ended June 30, 2023, compared to the same period of 2022.  Our gross margin as a percentage of net sales was 20.3% for the six months ended June 30, 2023, up from 20.2% for the same six-month period in 2022.

SG&A expenses increased $62.6 million, or 9.3%, to $737.3 million, for the six months ended June 30, 2023, compared to $674.7 million for the six months ended June 30, 2022, mainly due to higher compensation, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.5% for the six months ended June 30, 2023, up from 13.4% for the six months ended June 30, 2022.

Depreciation and amortization for the six months ended June 30, 2023 increased $3.4 million, or 13.0%, to $29.6 million from $26.2 million for the same six-month period in 2022 primarily due to higher amortization expense of intangible assets and an increase in property, at cost. Total property, at cost, at June 30, 2023 was $1,139.3 million, an increase of $60.1 million, or 5.6%, when compared to total property, at cost, at June 30, 2022 of $1,079.2 million. Depreciation and amortization as a percentage of net sales remained constant at 0.5% for the six months ended June 30, 2023 and 2022.

Non-operating expenses decreased $5.1 million, or 46.4%, to $5.9 million for the six months ended June 30, 2023, compared to $11.0 million for the same period of 2022. This was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $6.2 million, partially offset by an increase in interest expense, net of $0.9 million for the six months ended June 30, 2023, compared to the same six-month period in 2022.

Income before provision for income taxes totaled $336.9 million for the six months ended June 30, 2023, an increase of $27.3 million, or 8.8%, from $309.6 million for the six months ended June 30, 2022. The increase was primarily due to our increase in gross margin partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $8.1 million, or 10.2%, to $87.5 million for the six months ended June 30, 2023, compared to $79.4 million for the same period in 2022.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 26.0% for the six months ended June 30, 2023 compared to 25.6% for 2022. The effective tax rate for the six months ended June 30, 2023 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2023 increased $19.2 million, or 8.4%, to $249.0 million from $229.8 million for the six months ended June 30, 2022.

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

Our cash and cash equivalents at June 30, 2023 were $58.0 million, compared to $69.4 million at December 31, 2022, a decrease of $11.4 million, or 16.4%. Cash on hand and levels of short-term borrowings at June 30, 2023 are reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, short-term borrowings decreased by $18.6 million, or 58.9%, to $13.0 million at June 30, 2023, from $31.6 million at December 31, 2022. Current assets exceeded current liabilities by $1,094.0 million at June 30, 2023, an increase of $62.5 million, or 6.1%, from $1,031.5 million at December 31, 2022.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2023 was $238.0 million, compared to cash provided by operating activities of $104.1 million for the six months ended June 30, 2022, an increase of $133.9 million, or 128.6%. Net cash provided by operating activities for the six months ended June 30, 2023 was primarily attributable to net income of $249.4 million adjusted for non-cash depreciation and amortization expenses of $29.6 million, and a decrease in merchandise inventory levels of $124.0 million during the six months ended June 30, 2023, partially offset by decreases in accrued payroll and benefit costs of $108.3 million and trade accounts payable of $72.7 million from December 31, 2022 to June 30, 2023.

The average number of days of sales in trade receivables for the six-month period ended June 30, 2023 improved moderately compared to the same six-month period ended June 30, 2022. The days in inventory improved significantly for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Investing Activities

Net cash used by investing activities totaled $219.0 million for the six months ended June 30, 2023, compared to net cash used by investing activities of $22.5 million for the same six-month period in 2022, an increase of $196.5 million. Cash used by investing activities for the six months ended June 30, 2023 was primarily the result of an acquisition, net of cash acquired of $157.5 million, capital expenditures of $37.1 million, and an investment in an employee deferred compensation trust of $25.0 million. Cash used by investing activities for the six months ended June 30, 2022 was primarily the result of capital expenditures of $22.9 million.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2023 totaled $30.4 million, compared to net cash used by financing activities of $51.1 million for the six months ended June 30, 2022, a decrease of $20.7 million. The decrease in net cash used by financing activities was primarily due to net payments on short-term borrowings of $18.6 million during the six months ended June 30, 2023, compared to net payments on short-term borrowings of $42.0 million in the same six-month period in 2022.

Liquidity

Our cash and cash equivalents at June 30, 2023 were $58.0 million, compared to $69.4 million at December 31, 2022. We also had a $750.0 million amended unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $735.1 million in available capacity at June 30, 2023, compared to available capacity of $718.1 million at December 31, 2022, under the Revolving Credit Facility. At June 30, 2023 and December 31, 2022, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements was expected to allow us to issue senior promissory notes up to $100.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2023. On July 20, 2023, we amended the Prudential Shelf Agreement, as defined in Note 5, “Debt”, of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q. The amendment, among other things, increased availability under the Prudential Shelf Agreement from $100.0 million to $200.0 million and extended the issuance period to August 2026. The other material terms of the Prudential Shelf Agreement were unchanged.

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

We have not issued any notes under the Shelf Agreements as of June 30, 2023 and December 31, 2022. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $7.7 million outstanding at June 30, 2023, of which $1.9 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2023, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2023	171,476	$20.00	N/A
May 1 - May 31, 2023	71,921	$20.00	N/A
June 1 - June 30, 2023	61,453	$20.00	N/A
Total	304,850	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

GRAYBAR ELECTRIC COMPANY, INC.

July 31, 2023	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

July 31, 2023	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)