Form 10-Q
period 2023-09-30
GRAYBAR ELECTRIC CO INC
filed 2023-10-30
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2023: 26,694,183
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2023	2022	2023	2022
Net Sales	$2,852.6	$2,789.7	$8,317.3	$7,844.1
Cost of merchandise sold	(2,283.7)	(2,215.5)	(6,640.6)	(6,250.8)
Gross Margin	568.9	574.2	1,676.7	1,593.3
Selling, general and administrative expenses	(389.6)	(369.7)	(1,126.9)	(1,044.4)
Depreciation and amortization	(18.0)	(13.4)	(47.6)	(39.6)
Other income, net	1.6	0.2	3.5	2.6
Income from Operations	162.9	191.3	505.7	511.9
Non-operating expenses	(2.7)	(21.3)	(8.6)	(32.3)
Income before Provision for Income Taxes	160.2	170.0	497.1	479.6
Provision for income taxes	(42.1)	(43.7)	(129.6)	(123.1)
Net Income	118.1	126.3	367.5	356.5
Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.8)	(0.6)
Net Income attributable to Graybar Electric Company, Inc.	$117.7	$126.1	$366.7	$355.9
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$4.40	$4.73	$13.68	$13.38
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	26.7	26.6	26.8	26.6

(A)Adjusted for the declaration of a 15% stock dividend in 2022, shares related to which were issued in February 2023. Prior to the adjustment, the average common shares outstanding were 23.1 million for the three and nine months ended September 30, 2022.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2023	2022	2023	2022
Net Income	$118.1	$126.3	$367.5	$356.5
Other Comprehensive Income
Foreign currency translation	(4.4)	(9.7)	(0.7)	(12.0)
Pension and postretirement benefits liability adjustments (net of tax of $(—), $(5.5), $(0.2) and $(8.5), respectively)	0.3	15.7	0.7	24.4
Total Other Comprehensive (Loss) Income	(4.1)	6.0	—	12.4
Comprehensive Income	$114.0	$132.3	$367.5	$368.9
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.1	(0.1)	0.6	0.3
Comprehensive Income attributable to Graybar Electric Company, Inc.	$113.9	$132.4	$366.9	$368.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2023	2022
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$73.3	$69.4
Trade receivables (less allowances of $14.3 and $13.4, respectively)			1,781.9	1,673.0
Merchandise inventory			918.6	1,026.3
Other current assets			83.3	83.7
Total Current Assets			2,857.1	2,852.4
Property, at cost
Land			97.3	97.3
Buildings			590.4	562.1
Furniture and fixtures			308.5	282.9
Software			151.3	148.0
Finance leases			12.9	12.8
Total Property, at cost			1,160.4	1,103.1
Accumulated depreciation and amortization			(670.5)	(641.9)
Net Property			489.9	461.2
Operating Lease Right-of-use Assets			191.3	175.3
Goodwill			180.9	83.1
Intangible Assets (less accumulated amortization of $33.5 and $23.0, respectively)			268.7	91.3
Other Non-current Assets			87.8	85.8
Total Assets			$4,075.7	$3,749.1
LIABILITIES
Current Liabilities
Short-term borrowings			$102.0	$31.6
Current portion of long-term debt			1.7	1.6
Trade accounts payable			1,307.6	1,276.8
Accrued payroll and benefit costs			166.8	219.2
Other accrued taxes			32.8	34.3
Current operating lease liabilities			49.7	43.9
Other current liabilities			210.3	213.5
Total Current Liabilities			1,870.9	1,820.9
Postretirement Benefits Liability			55.5	55.5
Pension Liability			57.4	140.8
Long-term Debt			3.0	3.9
Non-current Operating Lease Liabilities			158.5	147.1
Other Non-current Liabilities			55.9	55.3
Total Liabilities			2,201.2	2,223.5
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2023	December 31, 2022
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,899,208	22,085,481
Issued to shareholders	4,711,944	4,568,288
In treasury, at cost	(862,174)	(63,563)
Outstanding Common Stock	26,748,978	26,590,206	535.0	531.8
Advance Payments on Subscriptions to Common Stock			1.1	—
Retained Earnings			1,483.5	1,141.0
Accumulated Other Comprehensive Loss			(152.6)	(152.8)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,867.0	1,520.0
Noncontrolling Interests			7.5	5.6
Total Shareholders’ Equity			1,874.5	1,525.6
Total Liabilities and Shareholders’ Equity			$4,075.7	$3,749.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2023	2022
Cash Flows from Operating Activities
Net Income	$367.5	$356.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47.6	39.6
Non-cash operating lease expense	36.8	28.7
Deferred income taxes	22.5	(8.9)
Net gain on disposal of property	(0.5)	(0.2)
Losses on impairment of assets	0.4	—
Non-cash pension settlement charge	—	15.9
Earnings on investment in employee deferred compensation trust	(0.5)	—
Net income attributable to noncontrolling interests	(0.8)	(0.6)
Changes in assets and liabilities:
Trade receivables	(10.1)	(260.7)
Merchandise inventory	162.9	(184.5)
Other current assets	1.7	(20.7)
Other non-current assets	(1.1)	(1.7)
Trade accounts payable	(27.2)	238.4
Accrued payroll and benefit costs	(57.4)	(22.7)
Other current liabilities	(5.6)	24.8
Other non-current liabilities	(119.7)	(38.1)
Total adjustments to net income	49.0	(190.7)
Net cash provided by operating activities	416.5	165.8
Cash Flows from Investing Activities
Proceeds from disposal of property	0.8	0.5
Capital expenditures for property	(58.7)	(41.1)
Acquisitions, net of cash acquired	(380.2)	(18.7)
Investment in employee deferred compensation trust	(25.0)	—
Net cash used by investing activities	(463.1)	(59.3)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	70.4	(83.0)
Principal payments under finance arrangements	(1.3)	(1.7)
Sales of common stock	20.3	18.0
Purchases of common stock	(16.0)	(11.6)
Sales of noncontrolling interests’ common stock	1.5	—
Purchases of noncontrolling interests’ common stock	(0.2)	(0.4)
Dividends paid	(24.2)	(20.9)
Net cash provided (used) by financing activities	50.5	(99.6)
Net Increase in Cash	3.9	6.9
Cash, Beginning of Year	69.4	48.5
Cash, End of Period	$73.3	$55.4

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.5	$1.3
Acquisitions of assets under operating leases	$53.2	$55.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2022	$531.8	$—	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income			124.8		0.2	125.0
Other comprehensive income				0.3	—	0.3
Stock issued	11.6					11.6
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		1.2				1.2
Dividends declared			(8.0)			(8.0)
March 31, 2023	$538.0	$1.2	$1,257.8	$(152.5)	$5.6	$1,650.1
Net income			124.2		0.2	124.4
Other comprehensive income				3.7	0.1	3.8
Stock issued	4.1					4.1
Stock purchased	(6.1)				—	(6.1)
Dividends declared			(8.1)			(8.1)
June 30, 2023	$536.0	$1.2	$1,373.9	$(148.8)	$5.9	$1,768.2
Net income			117.7		0.4	118.1
Other comprehensive loss				(3.8)	(0.3)	(4.1)
Stock issued	3.5				1.5	5.0
Stock purchased	(4.5)				—	(4.5)
Advance payments		(0.1)				(0.1)
Dividends declared			(8.1)			(8.1)
September 30, 2023	$535.0	$1.1	$1,483.5	$(152.6)	$7.5	$1,874.5

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the September 30, 2023 presentation. These changes consisted of disaggregating other non-current assets into separate captions within the December 31, 2022 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2022.

New Accounting Standards

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which provides final guidance that defers the sunset date for applying the reference rate reform relief in Accounting Standards Codification ("ASC") 848 to December 31, 2024, from December 31, 2022. The guidance is effective upon issuance. We have transitioned to the Secured Overnight Financing Rate (“SOFR”) as our reference rate effective March 29, 2023, as described in Note 5, “Debt”. The adoption of this Update did not have a material impact on our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Construction	59.4%	55.8%	57.7%	56.7%
CIG	22.6	26.5	24.1	25.9
Industrial & Utility	18.0	17.7	18.2	17.4
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2023 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022. In addition, for the three and nine months ended September 30, 2023 and 2022, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $42.1 million and $129.6 million for the three and nine months ended September 30, 2023, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 26.1% for the nine months ended September 30, 2023 compared to 25.7% for the nine months ended September 30, 2022.

Our federal income tax returns for the tax years 2020 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2019 federal return expired on October 15, 2023. Our state income tax returns for 2018 through 2022 remain subject to examination by various state authorities with the latest period closing on December 31, 2027.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2018.

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

We were in compliance with all covenants under the Amended Credit Agreement and Revolving Credit Facility, respectively, as of September 30, 2023 and December 31, 2022.

There were $102.0 million in short-term borrowings as of September 30, 2023, of which all were under the Amended Credit Agreement. There were $31.6 million in short-term borrowings as of December 31, 2022, of which $30.0 million were under the Revolving Credit Facility.

Short-term borrowings outstanding during the nine months ended September 30, 2023 ranged from no short-term borrowings to a maximum of $232.0 million. Short-term borrowings outstanding during the nine months ended September 30, 2022 ranged from no short-term borrowings to a maximum of $173.1 million.

At September 30, 2023, we had unused lines of credit under the Amended Credit Agreement amounting to $645.7 million available, compared to $718.1 million at December 31, 2022 under the Revolving Credit Facility. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

Interest expense, net was $1.5 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense, net was $3.9 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On July 20, 2023, we amended the Prudential Shelf Agreement to increase borrowing availability from $100.0 million to $200.0 million and to extend the issuance period to August 2026.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2023 and December 31, 2022.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2023 and December 31, 2022.

Letters of Credit

We had total letters of credit of $8.1 million outstanding at September 30, 2023, of which $2.3 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2023 and December 31, 2022.

The net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2023	2022	2023	2022
Selling, general and administrative expenses:
Service cost	$6.1	$7.0	$0.3	$0.5
Total selling, general and administrative expenses	$6.1	$7.0	$0.3	$0.5
Non-operating expenses:
Interest cost	$8.0	$5.9	$0.9	$0.5
Expected return on plan assets	(7.2)	(7.6)	—	—
Amortization of net actuarial loss	0.3	5.7	—	0.1
Settlement charge	—	15.9	—	—
Total non-operating expenses	$1.1	$19.9	$0.9	$0.6
Net periodic benefit cost	$7.2	$26.9	$1.2	$1.1

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2023	2022	2023	2022
Selling, general and administrative expenses:
Service cost	$18.3	$21.0	$1.0	$1.5
Total selling, general and administrative expenses	$18.3	$21.0	$1.0	$1.5
Non-operating expenses:
Interest cost	$23.9	$17.9	$2.6	$1.5
Expected return on plan assets	(21.7)	(22.8)	—	—
Amortization of net actuarial loss	0.9	17.1	—	0.4
Settlement charge	—	15.9	—	—
Total non-operating expenses	$3.1	$28.1	$2.6	$1.9
Net periodic benefit cost	$21.4	$49.1	$3.6	$3.4

During the nine months ended September 30, 2022, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year. Accordingly, we recorded a non-cash pension settlement charge of $15.9 million in non-operating expenses on our condensed consolidated statements of income for the nine months ended September 30, 2022. This settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions.

We made qualified and nonqualified pension contributions totaling $80.0 million during the three-month period ended September 30, 2023 and contributions totaling $22.8 million during the three-month period ended September 30, 2022. Contributions made during the nine-month periods ended September 30, 2023 and 2022 totaled $103.9 million and $44.8 million, respectively. No additional contributions are expected to be paid during the remainder of 2023, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2023, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $8.1 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively. Cash dividends paid were $24.2 million and $20.9 million for the nine months ended September 30, 2023 and 2022, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2023 and December 31, 2022.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses(A)	$0.3	$21.7
Tax benefit	—	(5.6)
Total reclassifications for the period, net of tax	$0.3	$16.1

(A) A settlement charge of $15.9 million is included in 2022 non-operating expenses.

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses(B)	$0.9	$33.4
Tax benefit	(0.2)	(8.6)
Total reclassifications for the period, net of tax	$0.7	$24.8

(B) A settlement charge of $15.9 million is included in 2022 non-operating expenses.

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(11.0)	$(137.8)	$(148.8)	$(7.3)	$(166.8)	$(174.1)
Other comprehensive loss before reclassifications	(4.1)	—	(4.1)	(9.4)	—	(9.4)
Amounts reclassified from accumulated other comprehensive income (net of tax $(—) and $(5.6))	—	0.3	0.3	—	16.1	16.1
Actuarial loss (net of tax of $— and $0.1)	—	—	—	—	(0.4)	(0.4)
Net current-period other comprehensive (loss) income	(4.1)	0.3	(3.8)	(9.4)	15.7	6.3
Ending balance September 30,	$(15.1)	$(137.5)	$(152.6)	$(16.7)	$(151.1)	$(167.8)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(14.6)	$(138.2)	$(152.8)	$(5.0)	$(175.5)	$(180.5)
Other comprehensive loss before reclassifications	(0.5)	—	(0.5)	(11.7)	—	(11.7)
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.2) and $(8.6))	—	0.7	0.7	—	24.8	24.8
Actuarial loss (net of tax of $— and $0.1)	—	—	—	—	(0.4)	(0.4)
Net current-period other comprehensive (loss) income	(0.5)	0.7	0.2	(11.7)	24.4	12.7
Ending balance September 30,	$(15.1)	$(137.5)	$(152.6)	$(16.7)	$(151.1)	$(167.8)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At September 30, 2023 and December 31, 2022, we had $2.5 million and $41.5 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.5 million and $41.5 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

10. ACQUISITIONS

During the nine months ended September 30, 2023, we completed two acquisitions for a combined preliminary purchase price of $380.2 million in cash, net of cash acquired. The acquisitions were financed using cash on hand and short-term borrowings.

The 2023 acquisitions present a strategic opportunity for us to expand our reach in current markets and provide a solid foundation for growth into new markets.

The following table sets forth the preliminary purchase price allocation and summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of the acquisitions. The purchase price allocation is preliminary pending finalization of the calculations of the fair values of the assets acquired and liabilities assumed, and the valuations of the acquired identifiable intangible assets.

Fair Value
Current Assets	$153.5
Property	5.0
Goodwill	97.8
Intangible Assets	187.9
Other Non-current Assets	0.4
Current Liabilities	(64.4)
Total combined preliminary purchase price	$380.2

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. The following table sets forth the components of preliminary identifiable intangible assets acquired and their useful lives as of the respective dates of the acquisitions:

	Weighted Average Life (in years)	Fair Value
Customer relationships	14.9	$146.1
Trade name	15.0	38.2
Other intangibles	6.3	2.4
Non-Compete Agreements	5.0	1.2
Total Intangible Assets	14.7	$187.9

The fair values of the identified customer relationships and trade name intangible assets were estimated using the multi-period excess earnings and relief-from-royalty methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, and royalty rates.

Since the respective dates of the acquisitions, the results of the newly acquired subsidiaries are reflected in our Condensed Consolidated Financial Statements, which consisted of approximately $155.9 million in revenue and $1.3 million in operating income. Pro forma results of the acquisitions were not material; therefore, they are not presented.

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

Business Overview

We set a new quarterly net sales record in the third quarter of 2023. Our net sales for the third quarter of 2023 totaled $2,852.6 million, compared to $2,789.7 million for the third quarter of 2022, an increase of $62.9 million, or 2.3%. Our gross margin for the third quarter of 2023 decreased $5.3 million, or 0.9%, to $568.9 million, compared to gross margin of $574.2 million for the same three-month period ended September 30, 2022, mainly due to competitive pricing pressures. As a result, our gross margin rate decreased to 19.9% for the third quarter of 2023, compared to 20.6% for the third quarter of 2022.

Selling, general and administrative (“SG&A”) expenses increased $19.9 million, or 5.4%, to $389.6 million for the three months ended September 30, 2023 from $369.7 million for the three months ended September 30, 2022, primarily due to higher compensation, rent, and maintenance expenses. SG&A expenses as a percentage of net sales increased to 13.7% for the third quarter of 2023, compared to 13.2% for the same three-month period in 2022. As a result, income from operations decreased $28.4 million, or 14.8%, to $162.9 million for the three months ended September 30, 2023, from $191.3 million for the same three-month period last year. Because of the decrease in gross margin coupled with the increase in SG&A expenses, net income attributable to Graybar for the three months ended September 30, 2023 decreased by $8.4 million, or 6.7%, to $117.7 million for the three months ended September 30, 2023, compared to $126.1 million for the same three-month period last year.

Net sales for the nine months ended September 30, 2023 were $8,317.3 million, an increase of $473.2 million, or 6.0%, from net sales of $7,844.1 million for the same nine-month period last year. Gross margin for the nine months ended September 30, 2023 was $1,676.7 million, an increase of $83.4 million, or 5.2%, compared to gross margin of $1,593.3 million for the same nine-month period last year. Gross margin rate was 20.2% for the nine-month period ended September 30, 2023, compared to 20.3% for the nine-month period ended September 30, 2022. Net income attributable to Graybar for the nine months ended September 30, 2023 was $366.7 million, an increase of $10.8 million, or 3.0%, from net income attributable to Graybar of $355.9 million for the same nine-month period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by rising interest rates, skilled labor shortages and economic uncertainty. Supply chain conditions have improved, although ongoing challenges persist for some product categories. Looking ahead, we remain focused on providing exceptional service to our customers, minimizing potential risks, and managing our business wisely. We are also moving forward with a strategic business transformation program and pursuing opportunities to expand our reach and strengthen our long-term position in the industry.

Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Dollars	Percent	Dollars	Percent
Net Sales	$2,852.6	100.0%	$2,789.7	100.0%
Cost of merchandise sold	(2,283.7)	(80.1)	(2,215.5)	(79.4)
Gross Margin	568.9	19.9	574.2	20.6
Selling, general and administrative expenses	(389.6)	(13.7)	(369.7)	(13.2)
Depreciation and amortization	(18.0)	(0.6)	(13.4)	(0.5)
Other income, net	1.6	0.1	0.2	—
Income from Operations	162.9	5.7	191.3	6.9
Non-operating expenses	(2.7)	(0.1)	(21.3)	(0.8)
Income before Provision for Income Taxes	160.2	5.6	170.0	6.1
Provision for income taxes	(42.1)	(1.5)	(43.7)	(1.6)
Net Income	118.1	4.1	126.3	4.5
Net income attributable to noncontrolling interests	(0.4)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$117.7	4.1%	$126.1	4.5%

Net sales increased to $2,852.6 million for the quarter ended September 30, 2023, compared to $2,789.7 million for the quarter ended September 30, 2022, an increase of $62.9 million, or 2.3%.  For the three months ended September 30, 2023, net sales in our construction and industrial & utility vertical markets increased by 8.9% and 3.4%, respectively, when compared to the same three-month period of 2022. Net sales in our CIG vertical market decreased by 12.6% when compared to the same three-month period of 2022.

Gross margin decreased $5.3 million, or 0.9%, to $568.9 million from $574.2 million for the three months ended September 30, 2023, compared to the same period of 2022. Our gross margin as a percentage of net sales was 19.9% for the three months ended September 30, 2023, down from 20.6% for the same three-month period in 2022. The decreases in gross margin and gross margin rate were primarily due to competitive pricing pressures.

SG&A expenses increased $19.9 million, or 5.4%, to $389.6 million in the third quarter of 2023 from $369.7 million in the third quarter of 2022, primarily due to higher compensation, rent, and maintenance expenses.  SG&A expenses as a percentage of net sales were 13.7% for the three months ended September 30, 2023, up from 13.2% for the three months ended September 30, 2022.

Depreciation and amortization for the three months ended September 30, 2023 increased $4.6 million, or 34.3%, to $18.0 million from $13.4 million, compared to the same period in 2022 primarily due to higher amortization expense of intangible assets.

Non-operating expenses for the three months ended September 30, 2023 decreased $18.6 million, or 87.3%, to $2.7 million from $21.3 million for the three months ended September 30, 2022. This was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $18.8 million, partially offset by an increase in interest expense, net of $0.7 million for the three months ended September 30, 2023, compared to the same three-month period in 2022. The decrease in non-service cost components of pension net periodic benefit costs was primarily due to a nonrecurring non-cash pension settlement charge of $15.9 million recognized during the third quarter of 2022.

Income before provision for income taxes totaled $160.2 million for the three months ended September 30, 2023, a decrease of $9.8 million, or 5.8%, from $170.0 million for the three months ended September 30, 2022 primarily due to our increases in SG&A expenses and decrease in gross margin, partially offset by decreases in non-operating expenses.

Our total provision for income taxes decreased $1.6 million, or 3.7%, to $42.1 million for the three months ended September 30, 2023, compared to $43.7 million for the same period of 2022.  This decrease in our provision for income taxes was due to slightly lower pretax income. Our effective tax rate was 26.3% for the three months ended September 30, 2023, compared to 25.7% for the same period of 2022. The effective tax rate for the three months ended September 30, 2023 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2023 decreased $8.4 million, or 6.7%, to $117.7 million from $126.1 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Dollars	Percent	Dollars	Percent
Net Sales	$8,317.3	100.0%	$7,844.1	100.0%
Cost of merchandise sold	(6,640.6)	(79.8)	(6,250.8)	(79.7)
Gross Margin	1,676.7	20.2	1,593.3	20.3
Selling, general and administrative expenses	(1,126.9)	(13.5)	(1,044.4)	(13.3)
Depreciation and amortization	(47.6)	(0.6)	(39.6)	(0.5)
Other income, net	3.5	—	2.6	—
Income from Operations	505.7	6.1	511.9	6.5
Non-operating expenses	(8.6)	(0.1)	(32.3)	(0.4)
Income before Provision for Income Taxes	497.1	6.0	479.6	6.1
Provision for income taxes	(129.6)	(1.6)	(123.1)	(1.6)
Net Income	367.5	4.4	356.5	4.5
Net income attributable to noncontrolling interests	(0.8)	—	(0.6)	—
Net Income attributable to Graybar Electric Company, Inc.	$366.7	4.4%	$355.9	4.5%

Net sales increased to $8,317.3 million for the nine months ended September 30, 2023, compared to $7,844.1 million for the nine months ended September 30, 2022, an increase of $473.2 million, or 6.0%.  Net sales in our construction and industrial & utility vertical markets increased by 8.0%, and 10.7%, respectively, for the nine months ended September 30, 2023, compared to the same nine-month period of 2022. Net sales in our CIG vertical market decreased by 1.4% for the nine months ended September 30, 2023, compared to the same nine-month period of 2022.

Gross margin increased $83.4 million, or 5.2%, to $1,676.7 million from $1,593.3 million for the nine months ended September 30, 2023, compared to the same period of 2022.  Our gross margin as a percentage of net sales was 20.2% for the nine months ended September 30, 2023, down from 20.3% for the same nine-month period in 2022.

SG&A expenses increased $82.5 million, or 7.9%, to $1,126.9 million, for the nine months ended September 30, 2023, compared to $1,044.4 million for the nine months ended September 30, 2022, mainly due to higher compensation, rent, and maintenance expenses.  SG&A expenses as a percentage of net sales were 13.5% for the nine months ended September 30, 2023, up from 13.3% for the nine months ended September 30, 2022.

Depreciation and amortization for the nine months ended September 30, 2023 increased $8.0 million, or 20.2%, to $47.6 million from $39.6 million for the same nine-month period in 2022 primarily due to higher amortization expense of intangible assets.

Non-operating expenses decreased $23.7 million, or 73.4%, to $8.6 million for the nine months ended September 30, 2023, compared to $32.3 million for the same period of 2022. This was primarily due to decreases in non-service cost components of pension net periodic benefit costs of $25.0 million, partially offset by an increase in interest expense, net of $1.6 million for the nine months ended September 30, 2023, compared to the same nine-month period in 2022. The decrease in non-service cost components of pension net periodic benefit costs was primarily due to a nonrecurring non-cash pension settlement charge of $15.9 million recognized during the nine months ended September 30, 2022.

Income before provision for income taxes totaled $497.1 million for the nine months ended September 30, 2023, an increase of $17.5 million, or 3.6%, from $479.6 million for the nine months ended September 30, 2022. The increase was primarily due to our increase in gross margin and decreases in non-operating expenses, partially offset by increases in SG&A expenses.

Our total provision for income taxes increased $6.5 million, or 5.3%, to $129.6 million for the nine months ended September 30, 2023, compared to $123.1 million for the same period in 2022.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 26.1% for the nine months ended September 30, 2023 compared to 25.7% for 2022. The effective tax rate for the nine months ended September 30, 2023 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2023 increased $10.8 million, or 3.0%, to $366.7 million from $355.9 million for the nine months ended September 30, 2022.

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

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term borrowings on our revolving credit facility, if necessary.  Capital expenditures have been financed primarily with cash from working capital management and short-term borrowings on our revolving credit facility.

Our cash and cash equivalents at September 30, 2023 were $73.3 million, compared to $69.4 million at December 31, 2022, an increase of $3.9 million, or 5.6%. Short-term borrowings increased by $70.4 million to $102.0 million at September 30, 2023, from $31.6 million at December 31, 2022. Cash on hand and low levels of short-term borrowings at September 30, 2023 are reflective of strong cash flows from operating activities as a result of effective working capital management and borrowings to fund our business needs. Current assets exceeded current liabilities by $986.2 million at September 30, 2023, a decrease of $45.3 million, or 4.4%, from $1,031.5 million at December 31, 2022.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2023 was $416.5 million, compared to cash provided by operating activities of $165.8 million for the nine months ended September 30, 2022, an increase of $250.7 million, or 151.2%. Net cash provided by operating activities for the nine months ended September 30, 2023 was primarily attributable to net income of $367.5 million adjusted for non-cash depreciation and amortization expenses of $47.6 million, and a decrease in merchandise inventory levels of $162.9 million during the nine months ended September 30, 2023, partially offset by decreases in other non-current liabilities of $119.7 million and accrued payroll and benefit costs of $57.4 million from December 31, 2022 to September 30, 2023.

The average number of days of sales in trade receivables for the nine-month period ended September 30, 2023 increased modestly compared to the same nine-month period ended September 30, 2022. The days in inventory improved significantly for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Investing Activities

Net cash used by investing activities totaled $463.1 million for the nine months ended September 30, 2023, compared to net cash used by investing activities of $59.3 million for the same nine-month period in 2022, an increase of $403.8 million. Cash used by investing activities for the nine months ended September 30, 2023 was primarily the result of acquisitions, net of cash acquired of $380.2 million, capital expenditures of $58.7 million, and an investment in an employee deferred compensation trust of $25.0 million. Cash used by investing activities for the nine months ended September 30, 2022 was primarily the result of capital expenditures of $41.1 million and third quarter acquisitions, net of cash acquired of $18.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $50.5 million, compared to net cash used by financing activities of $99.6 million for the nine months ended September 30, 2022. The net cash provided by financing activities was primarily due to a net increase in short-term borrowings of $70.4 million, partially offset by $24.2 million in cash dividends paid during the nine months ended September 30, 2023, compared to net payments on short-term borrowings of $83.0 million, partially offset by $20.9 million in cash dividends paid in the same nine-month period in 2022.

Liquidity

Our cash and cash equivalents at September 30, 2023 were $73.3 million, compared to $69.4 million at December 31, 2022. We also had a $750.0 million unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $645.7 million in available capacity at September 30, 2023, compared to available capacity of $718.1 million at December 31, 2022 under the Revolving Credit Facility. At September 30, 2023 and December 31, 2022, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On July 20, 2023, we amended the Prudential Shelf Agreement, as defined in Note 5, “Debt”, of the notes to the condensed consolidated statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q, to increase borrowing availability from $100.0 million to $200.0 million and extend the issuance period to August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of September 30, 2023 and December 31, 2022. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $8.1 million outstanding at September 30, 2023, of which $2.3 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the nine months ended September 30, 2023, we completed two acquisitions which operated under their own set of systems and internal controls. Management is in process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2023, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2023	62,491	$20.00	N/A
August 1 - August 31, 2023	86,427	$20.00	N/A
September 1 - September 30, 2023	72,706	$20.00	N/A
Total	221,624	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10.1	Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2024.*

10.2	Amendment No. 5 to Private Shelf Agreement, dated July 20, 2023, between the Company and PGIM, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

*Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

October 30, 2023	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2023	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)