Form 10-K
period 2023-12-31
GRAYBAR ELECTRIC CO INC
filed 2024-03-14
CIK 205402

i

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2023, was $529,407,900.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 82.8% of the outstanding shares of Common Stock was held of record by four Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2024 was 32,422,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2024 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2023, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the commercial, industrial building, and residential construction industries; a sustained interruption in the operation of our information systems; cyber-attacks; volatility in the prices of industrial commodities; disruptions in our sources of supply; increased funding requirements and expenses related to our pension plan; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; a pandemic, epidemic, or other public health emergency; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

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

Through a network of over 345 locations across the United States and Canada, we serve approximately 150,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute approximately two million products purchased from over 5,000 manufacturers and suppliers. In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell; however, one of our subsidiaries may contract to manufacture some of its private label lighting fixtures.

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

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical and communications and data networking products to the construction, CIG, and industrial & utility verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 45% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2023. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

Products and Suppliers

We distribute approximately two million products purchased from over 5,000 manufacturers and suppliers. More than 100,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% of customer orders from this on-hand inventory in 2023, compared to 65% in 2022.

Approximately 50% of the products we sold during 2023 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Data Cables and Data Cords
• Distribution Equipment	• Fittings
• Lighting Fixtures	• Wiring Devices
• Communication Wire and Cable	• Fasteners
• Automation and Controls	• Enclosures
• Telecommunications Materials	• Miscellaneous MRO Products
• Conduit and Tray	• Electronic Equipment
• Data Connectivity	• LED, Incandescent and Fluorescent Lamps

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

Human Capital

Employees

As of December 31, 2023, Graybar had approximately 9,500 employees across the U.S., Canada, and Puerto Rico. Approximately 5,100 employees were employed in sales and service positions, 2,600 in supply chain positions, and the remainder in operations and other business functions. Approximately 2% of our employees are covered by collective bargaining agreements.

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

We hold regular reviews of employee pay with a focus on equity and conduct quarterly employee surveys asking for feedback on the Company. Our women’s networking program is open to everyone and is designed to foster deeper connections and encourage professional development. We also encourage our employees to give back to their communities by providing community time off and matching employee donations to select charities. Additional information can be found in our Corporate Social Responsibility Report at https://gbe.me/3Td1adp. Information on our website does not constitute a part of this Annual Report on Form 10-K.

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

Talent Acquisition, Learning, and Development

Graybar has a long track record of hiring talented employees, investing in employee development, and providing opportunities for employees to advance within the company. All employees are assigned core training requirements based on their role and have access to a large library of online courses from which they can expand their knowledge. In addition to online learning, we host training conferences for employees and offer development programs for interns, early-career employees, sales employees, managers, and leaders. We also offer tuition reimbursement and student loan repayment programs.

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

Our sales fluctuate with general economic conditions, particularly in the commercial, industrial, and residential building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 150,000 customers, and our largest customer accounts for approximately 1% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

Our daily activities are highly dependent on the uninterrupted operation of information systems.  We are a recognized industry leader for our use of information technology in all areas of our business – sales, customer service, inventory management, finance, accounting, and human resources.  We maintain redundant information systems as part of our disaster recovery program and, if necessary, are able to operate in many respects using a paper-based system to help mitigate a complete interruption in our information processing capabilities.  We also rely on the information systems of third parties to achieve some of our business objectives. Nonetheless, our information systems and those of third parties, including cloud service providers, remain vulnerable to natural disasters, wide-area telecommunications or power utility outages, terrorist or cyber-attacks, or other major disruptions.  A sustained interruption in the functioning of information systems, however unlikely, could lower income from operations by negatively impacting net sales, expenses, or both.

Our business and our reputation could be adversely affected by cyber-attacks against our information systems, breaches of sensitive data or changes in regulations relating to obligations to protect systems, assets, and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information and/or compromise mission-critical systems of large organizations are constantly evolving. High profile cyber-security incidents leading to unauthorized release of confidential information or ransoming of information systems have occurred at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and generally improved cyber-security protections. While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over information systems and financial and other sensitive data, the risks to our information systems and data are evolving rapidly. These risks are also applicable where we rely on outside vendors to provide services, which typically operate in a cloud environment. We are dependent on these third-party vendors to operate secure and reliable systems. A breach in our systems or those of our third party providers that results in system compromise or the unauthorized release of sensitive data, including without limitation, personally identifiable information, could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business, or potential liability. A cyber-security incident resulting in the unauthorized release of sensitive data or compromise of our information systems or those of third parties could also materially increase the costs we already incur to protect against such risks. While we also seek to obtain assurances that third parties we interact with will protect sensitive information, there is a risk that such data may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect information systems and sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines, regulatory sanctions and lawsuits.

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

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by us that we, in turn, sell to our customers.  Approximately 50% of our purchases are made from only 25 manufacturers.  A sustained disruption in our ability to source products from one or more of the largest of these vendors might have a material impact on our ability to fulfill customer orders, resulting in lost net sales and, in rare cases, damages for late or non-delivery.

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

More specifically with respect to asbestos litigation, as of December 31, 2023, 3,510 individual cases and 61 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Moreover, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these uncertainties, we believe that our asbestos reserves represent the best estimate within a range of possible outcomes, over an extended period of time, less than or equal to recorded corresponding anticipated recoverable insurance proceeds. As part of the process to develop these off-setting estimates of future asbestos costs and insurance proceeds, a range of long-term cost and recovery models of future asbestos costs was developed. These models are based on national studies that predict the number of people likely to develop asbestos related diseases and are influenced by assumptions regarding long-term inflation rates for indemnity payments and defense costs, as well as other variables previously mentioned. Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

A pandemic, epidemic or other public health emergency could have a material adverse effect on our business, results of operations, financial condition and cash flows. The impacts relating to the potential effect of a pandemic, epidemic, or other public health emergency similar to the COVID-19 pandemic on our business and the costs that we may incur as a result cannot be reasonably estimated but could be material. These events can put pressure on our supply chain due to several factors, including, but not limited to, global logistics and raw material and labor availability. Depending on the scope and duration of supply chain disruptions, we may experience further increases in product and related costs which we may not be able to pass on to our customers. This could result in a reduction in gross margin dollars and loss of net sales due to product unavailability or delay. In addition, if our customers are directly impacted by business curtailments or weak market conditions, this may result in lower net sales and higher than expected bad debt losses, which could impact our results of operations and our cash flows from operating activities. In the event that our operating performance or that of our suppliers were to decline, our vendor allowances could also be reduced, which could negatively impact our results of operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats. Our efforts are designed to maintain the confidentiality, integrity, and availability of our information and operational technology systems and the data stored on those systems.

The program includes:

•periodic risk assessments to identify and assess cybersecurity risks and vulnerabilities in our information technology systems;

•security event monitoring, management, and incident response;

•third party engagements to perform periodic penetration testing and reviews of program maturity based on industry standard frameworks;

•reviews by our internal audit team of the effectiveness of information technology-related internal controls;

•cybersecurity risk assessments of our third-party vendors; and

•employee training, including regular phishing simulations.

Cybersecurity threats on our information systems are included as a topic considered by our risk committee working group. This group identifies, assesses and makes related recommendations for managing a number of risks, including cybersecurity threats. Management has also formed an enterprise risk management committee which is charged with addressing the full spectrum of its risks and managing the potential individual as well as combined impact of those risks as an interrelated risk portfolio. Moreover, this group engages subject matter experts from various departments within the Company to engage in a bi-annual exercise designed to identify potential worse case scenarios, the estimated likelihood of each, and the potential financial impact of each risk, as well as to prioritize such risks, including the risk of a cybersecurity threat.

We also have a standing risk committee. The purpose of the risk committee is to oversee a sustainable dynamic process that enables enterprise-wide cross-functional analysis and assessment of risks that may threaten the Company or provide opportunities to leverage resources to create growth opportunities. Under its charter, the committee is to be comprised of at least three members of the Board, selected by the President. The committee has established a working group that is comprised of representatives from the following functional areas of the Company: treasury, human resources, legal, supply chain management, sales, and marketing. Currently, the Senior Vice President, Secretary and General Counsel, a member of the risk committee, apprises the Board quarterly of the working group and this Committee’s activities.

As a result of these and other initiatives, we believe we have appropriate processes in place, including in many cases, related contractual provisions, as well as appropriate physical and administrative controls, that are designed to allow oversight and identification of cybersecurity threats related to our use of third-party service providers.

Governance

The Audit Committee charter provides that it shall review, at least annually, the Company’s cybersecurity program and shall receive frequent updates on cybersecurity and the development of Company’s cyber strategy and the Company’s corresponding information technology emergency response plan. Our director, information security, reports at least quarterly to the Audit Committee during its regularly scheduled meetings, and engages in weekly dialogue with the Chair of the Audit Committee and Senior Vice President, Secretary and General Counsel, including with respect to matters identified by our information technology department.

Impact of Cybersecurity Events

In the fourth quarter of 2023, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or would reasonably be likely to materially affect Graybar, including our business strategy, results of operations or financial condition.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. Facilities range in size from 800 to 211,000 square feet, with the average being approximately 34,000 square feet.  We also have regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Our subsidiaries have sales and distribution facilities ranging in size from 1,000 to 102,000 square feet.

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

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2024, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
D. E. DeSousa	65	Senior Vice President, General Manager, August 2020 to present; Vice President, Western Region, May 2017 to July 2020.
M. W. Geekie	62	Senior Vice President, Secretary and General Counsel, August 2008 to present.
W. P. Mansfield	61	Senior Vice President - Strategy and Business Development, January 2022 to present; Senior Vice President - Marketing, May 2017 to December 2021.
D. G. Maxwell	65	Senior Vice President - Sales, May 2017 to present.
K. M. Mazzarella	63	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
D. M. Meyer	52

Senior Vice President and Chief Financial Officer, April 2022 to present; Vice President - North American Subsidiaries, January 2022 to March 2022; Vice President and Chief Information Officer, March 2015 to December 2021.

B. L. Propst	54	Senior Vice President - Human Resources, June 2009 to present.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2023, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2023, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2023	116,579	$20.00	N/A
November 1 to November 30, 2023	31,768	$20.00	N/A
December 1 to December 31, 2023	69,174	$20.00	N/A
Total	217,521	$20.00	N/A

Capital Stock at December 31, 2023
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	5,891	26,570,169
Common Stock	1,451	5,493,742
Total	7,342	32,063,911

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2023	2022
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	2.10	3.10
Total	$3.00	$4.00

On December 13, 2023, our Board of Directors declared a 20% stock dividend to shareholders of record on December 18, 2023. Shares representing this dividend were issued on February 2, 2024. On December 7, 2022, our Board of Directors declared a 15% stock dividend to shareholders of record on December 12, 2022. Shares representing this dividend were issued on February 3, 2023.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2022 and 2021, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, Part II., Item 7., filed with the SEC on March 9, 2023.

Business Overview

For the fiscal year ended December 31, 2023, we surpassed $11.0 billion in net sales for the first time in company history. In addition, we finished the year with record net income attributable to the Company.

Net sales for 2023 totaled $11,042.4 million, compared to $10,534.4 million for fiscal year 2022, an increase of $508.0 million, or 4.8%. Gross margin for the year ended December 31, 2023 increased $76.7 million, or 3.6%, to $2,223.8 million, compared to gross margin of $2,147.1 million for the same period in 2022. Our gross margin rate was 20.1% in 2023, compared to 20.4% in 2022, primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $82.2 million, or 5.7%, to $1,525.0 million for the twelve months ended December 31, 2023, from $1,442.8 million for the twelve months ended December 31, 2022, primarily due to higher compensation, rent, and maintenance expenses. SG&A expenses as a percentage of net sales increased to 13.8% for 2023, compared to 13.7% for the same period in 2022.

Income from operations decreased $16.5 million, or 2.5%, to $637.3 million for the twelve months ended December 31, 2023, from $653.8 million for the same twelve-month period last year. Net income attributable to Graybar increased by $10.5 million, or 2.3%, to $463.4 million for 2023 compared to $452.9 million for the same period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by skilled labor shortages and economic uncertainty. Inflationary pressures have subsided, and supply chain conditions have become more stable, although extended lead times persist for certain product categories. We remain focused on providing exceptional service to our customers and managing our business wisely, while we pursue strategic investments in growth and business transformation that will strengthen our long-term position as an industry leader.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$11,042.4	100.0%	$10,534.4	100.0%	$8,767.3	100.0%
Cost of merchandise sold	(8,818.6)	(79.9)	(8,387.3)	(79.6)	(7,078.1)	(80.7)
Gross Margin	2,223.8	20.1	2,147.1	20.4	1,689.2	19.3
Selling, general and administrative expenses	(1,525.0)	(13.8)	(1,442.8)	(13.7)	(1,240.5)	(14.1)
Depreciation and amortization	(66.1)	(0.6)	(53.4)	(0.5)	(49.8)	(0.6)
Other income, net	4.6	0.1	2.9	—	11.5	0.1
Income from Operations	637.3	5.8	653.8	6.2	410.4	4.7
Non-operating expenses, net	(8.0)	(0.1)	(44.3)	(0.4)	(59.5)	(0.7)
Income before Provision for Income Taxes	629.3	5.7	609.5	5.8	350.9	4.0
Provision for income taxes	(164.9)	(1.5)	(155.8)	(1.5)	(87.9)	(1.0)
Net Income	464.4	4.2	453.7	4.3	263.0	3.0
Net income attributable to noncontrolling interests	(1.0)	—	(0.8)	—	(0.6)	—
Net Income attributable to Graybar Electric Company, Inc.	$463.4	4.2%	$452.9	4.3%	$262.4	3.0%

2023 Compared to 2022

Net sales totaled $11,042.4 million for the year ended December 31, 2023, compared to $10,534.4 million for the year ended December 31, 2022, an increase of $508.0 million, or 4.8%.  For the year ended December 31, 2023, net sales in our construction and industrial & utility verticals increased by 7.8%, and 11.1%, respectively, compared to the year ended December 31, 2022. For the year ended December 31, 2023, net sales in our CIG vertical decreased 5.9% compared to the year ended December 31, 2022.

Gross margin increased $76.7 million, or 3.6%, to $2,223.8 million for the year ended December 31, 2023, from $2,147.1 million for the year ended December 31, 2022. Our gross margin rate was 20.1% for the year ended December 31, 2023, compared to 20.4% for the year ended December 31, 2022, primarily due to competitive pricing pressures.

SG&A expenses increased $82.2 million, or 5.7%, to $1,525.0 million for the year ended December 31, 2023, compared to $1,442.8 million for the year ended December 31, 2022, mainly due to higher compensation, rent, and maintenance expenses. SG&A expenses as a percentage of net sales were 13.8% for the year ended December 31, 2023, compared to 13.7% for the year ended December 31, 2022.

Depreciation and amortization for the year ended December 31, 2023 increased $12.7 million, or 23.8%, to $66.1 million from $53.4 million for the year ended December 31, 2022, primarily due to higher amortization expense of intangible assets and an increase in property, at cost.

Non-operating expenses, net decreased $36.3 million, or 81.9%, to $8.0 million for the year ended December 31, 2023, from $44.3 million for the year ended December 31, 2022. This was primarily due to decreases in the non-service cost components of the pension net periodic benefit costs of $35.6 million. The decrease in non-service cost components of pension net periodic benefit costs was primarily due to a nonrecurring non-cash pension settlement charge of $27.0 million recognized during the year ended December 31, 2022.

Income before provision for income taxes increased $19.8 million, or 3.2%, to $629.3 million for the year ended December 31, 2023, compared to $609.5 million for the year ended December 31, 2022. The increase was primarily due to our increase in gross margin and decrease in non-operating expenses, net, partially offset by an increase in SG&A expenses.

Our provision for income taxes increased $9.1 million, or 5.8%, to $164.9 million for the year ended December 31, 2023 from $155.8 million for the year ended December 31, 2022.  Our effective tax rate was 26.2% for the year ended December 31, 2023, up from 25.6% for the year ended December 31, 2022. The increase in the effective tax rate is largely due to an increase in nondeductible permanent items and increased state income tax expense.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2023 increased $10.5 million, or 2.3%, to $463.4 million from $452.9 million for the year ended December 31, 2022.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used by):	2023	2022	2021
Operating Activities	$623.1	$352.9	$127.5
Investing Activities	(484.7)	(150.8)	(149.7)
Financing Activities	(109.2)	(181.2)	(60.5)
Net Increase (Decrease) in Cash	$29.2	$20.9	$(82.7)

Our cash and cash equivalents were $98.6 million at December 31, 2023, an increase of $29.2 million, or 42.1%, from $69.4 million at December 31, 2022. The increase in cash on hand at December 31, 2023 from December 31, 2022 is reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. As a result, we had no short-term borrowings outstanding at December 31, 2023 compared to short-term borrowings outstanding of $31.6 million at December 31, 2022. Current assets exceeded current liabilities by $1,020.6 million at December 31, 2023, a decrease of $10.9 million, or 1.1%, from $1,031.5 million at December 31, 2022.

Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2023 was $623.1 million, compared to net cash flows provided by operating activities of $352.9 million for the year ended December 31, 2022. Cash provided by operating activities for the year ended December 31, 2023 was attributable to net income of $464.4 million, adjusted for non-cash depreciation and amortization expenses of $66.1 million, non-cash operating lease expense of $51.1 million, and decreases in merchandise inventory levels of $173.1 million, and trade receivables of $115.9 million, partially offset by decreases in other non-current liabilities of $133.8 million, trade accounts payable of $79.5 million and accrued payroll and benefit costs of $32.1 million.

The average number of days of sales in trade receivables for the year ended December 31, 2023 improved significantly compared to the same twelve-month period in 2022. The days in inventory improved significantly for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Investing Activities

Net cash used by investing activities was $484.7 million for the year ended December 31, 2023, compared to $150.8 million for the year ended December 31, 2022, an increase of $333.9 million. Cash used by investing activities for the year ended December 31, 2023 was primarily a result of the 2023 acquisitions for a combined preliminary purchase price, net of cash acquired of $378.8 million, capital expenditures of $82.0 million, and an investment in an employee deferred compensation trust of $25.0 million. Cash used by investing activities for the year ended December 31, 2022 was primarily a result of the 2022 acquisitions for a combined preliminary purchase price, net of cash acquired of $83.7 million and capital expenditures of $67.7 million. For further discussion of our acquisitions, refer to Note 17, “Acquisitions”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $109.2 million for the year ended December 31, 2023, compared to net cash used by financing activities of $181.2 million for the year ended December 31, 2022, a decrease in cash used of $72.0 million. The decrease in cash used was primarily due to net payments on short-term borrowings of $31.6 million during the year ended December 31, 2023, compared to net payments on short-term borrowings of $92.6 million during the year ended December 31, 2022, and a decrease in dividends paid during the year ended December 31, 2023, compared to the same period in 2022. Cash dividends paid totaled $80.4 million, or $3.00 per share, for the year ended December 31, 2023, compared to $92.8 million, or $4.00 per share, for the year ended December 31, 2022.

Liquidity

Our cash and cash equivalents were $98.6 million at December 31, 2023, compared to $69.4 million at December 31, 2022. We had a $750.0 million amended, unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $746.4 million in available capacity at December 31, 2023, compared to available capacity of $718.1 million at December 31, 2022 under the Revolving Credit Facility, as defined in Note 12, “Debt”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K. We had no short-term borrowings at December 31, 2023. We had short-term borrowings of $31.6 million at December 31, 2022, of which $30.0 million were under the Revolving Credit Facility.

At December 31, 2023 and 2022, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes to PGIM, Inc. (“the Prudential Shelf Agreement”), at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On July 20, 2023, we amended the Prudential Shelf Agreement to increase borrowing availability from $100.0 million to $200.0 million and extend the issuance period to August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of December 31, 2023 and 2022. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 12, “Debt”, of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $9.4 million outstanding at December 31, 2023, of which $3.6 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

Contractual Obligations and Commitments

As of December 31, 2023, we had contractual obligations consisting of $262.0 million in operating lease obligations and $2,655.8 million in purchase obligations. Operating lease obligations consist of both principal and interest payments. Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

Additionally at December 31, 2023, we had $108.6 million of accrued, unfunded pension obligations, and $71.4 million of accrued, unfunded employment-related benefit obligations, of which $62.4 million is related to our postretirement benefit plan.

We expect to make contributions totaling $40.0 million to our defined benefit pension plan during 2024; however, additional contributions may be made at our discretion. In addition, we expect to fund $1.1 million for nonqualified pension benefits during 2024. We contributed $100.0 million to our defined benefit pension plan and funded $3.9 million for nonqualified benefits in 2023. We established an employee deferred compensation trust to meet funding obligations for nonqualified pension benefits to certain participants in the supplemental benefit plan and contributed $25.0 million to the trust in 2023.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Discount rate	5.17%	5.55%	5.31%	5.70%
Expected return on plan assets	5.25%	5.00%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2023, was approximately 56% fixed income investments, 11% equity securities and 33% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2023 pension expense by approximately $5.5 million. Our expected long-term rate of return on plan assets assumption will remain constant at 5.25% for fiscal year 2024.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2023 and the pension liability as of December 31, 2023 would have increased pension expense by $5.8 million in 2023 and the pension liability by $65.1 million at December 31, 2023.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million in 2023 and the postretirement benefits liability by $3.7 million at December 31, 2023.

Business Combinations and Related Goodwill and Intangible Assets

We allocate the purchase price of acquisitions to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, with the excess recorded to goodwill. We use our best estimates and assumptions to assign fair value to the assets acquired and liabilities assumed and determine the useful lives of the acquired intangible assets. We use various valuation techniques to determine the fair value of the intangible assets including the multi-period excess earnings and relief-from-royalty methods. Examples of critical estimates and significant inputs used in valuing the intangible assets include, but are not limited to, projected revenues and expected operating margins, customer attrition rates, discount rates, and royalty rates. We estimate the useful lives of each definite-lived intangible asset based on the expected period over which we anticipate to generate economic benefit from the asset. The amounts and useful lives assigned to the intangible assets impact the amount and timing of future amortization expense.

While we use our best estimates and assumptions to determine fair value of the assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments.

Our goodwill is not amortized, but rather tested annually for impairment. Goodwill is reviewed annually in the fourth quarter and when circumstances or other events might indicate that impairment may have occurred. Our definite-lived intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Merchandise Inventory

We value most of our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  We value our remaining inventory at the lower of cost or market determined using average cost. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2023, 2022, and 2021, there were no material differences between our estimated reserve levels and actual write-offs.

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is unable to reach the “more likely than not” standard, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under Accounting Standards Codification 740-10, "Accounting for Uncertainty in Income Taxes". We classify interest expense and penalties associated with taxes and uncertain tax positions as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.

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

While we had no variable-rate debt outstanding at December 31, 2023, a one percentage point increase in interest rates would increase our interest expense accordingly if we were to have variable-rate debt.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

						December 31, 2023
Debt Instruments	2024	2025	2026	2027	2028	Total	Fair Value

Long-term, fixed-rate debt	$1.9	$1.5	$0.7	$0.3	$0.3	$4.7	$4.5
Weighted-average interest rate	6.02%	6.09%	7.07%	10.97%	12.86

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2023.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2023, the Company’s aggregate defined benefit pension obligation was $616.8 million and exceeded the fair value of pension plan assets of $508.2 million, resulting in an unfunded defined benefit pension obligation of $108.6 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

Auditing the defined benefit pension obligation was complex and required the involvement of actuarial specialists due to the judgmental nature of certain actuarial assumptions including the discount rate used in the Company’s measurement process.

How We Addressed the Matter in Our Audit

To test the defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We evaluated the actuarial assumptions used by management and the change in the defined benefit pension obligation from the prior year. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the projected benefit obligation, including the actuarial assumptions utilized. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments used to measure the defined benefit pension obligation. We also tested the completeness and accuracy of the underlying data used in the actuarial calculations.

Accounting for Acquisitions – Valuation of Customer Relationship Intangible Assets
Description of the Matter

As discussed in Note 17 to the consolidated financial statements, the Company completed two acquisitions for net consideration of $378.8 million during the year ended December 31, 2023. The transaction was accounted for as a business combination and the Company preliminarily allocated $148.3 million of the purchase price to the fair value of customer relationship intangible assets.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s preliminary determination of the fair value of customer relationship intangible assets estimated using the multi-period excess earnings method. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to the underlying assumptions including expected operating margin and attrition rate used in the Company’s valuation model.

How We Addressed the Matter in Our Audit

To test the fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the valuation methodology used, the significant assumptions described above, and the underlying data used by the Company. In addition, we involved a valuation specialist to assist in evaluating management’s methodology for determining the fair value, including the significant assumptions utilized. For example, we compared the significant assumptions to historical and current industry, market, and economic trends. We also tested the completeness and accuracy of the underlying data used in the valuation model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

St. Louis, Missouri

March 14, 2024

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2023	2022	2021
Net Sales	$11,042.4	$10,534.4	$8,767.3
Cost of merchandise sold	(8,818.6)	(8,387.3)	(7,078.1)
Gross Margin	2,223.8	2,147.1	1,689.2
Selling, general and administrative expenses	(1,525.0)	(1,442.8)	(1,240.5)
Depreciation and amortization	(66.1)	(53.4)	(49.8)
Other income, net	4.6	2.9	11.5
Income from Operations	637.3	653.8	410.4
Non-operating expenses, net	(8.0)	(44.3)	(59.5)
Income before Provision for Income Taxes	629.3	609.5	350.9
Provision for income taxes	(164.9)	(155.8)	(87.9)
Net Income	464.4	453.7	263.0
Net income attributable to noncontrolling interests	(1.0)	(0.8)	(0.6)
Net Income attributable to Graybar Electric Company, Inc.	$463.4	$452.9	$262.4
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$14.42	$14.21	$8.34

(A) Adjusted for the declaration of a 20% stock dividend in December 2023, shares related to which were issued in February 2024. Prior to the adjustment, the average common shares outstanding were 26.6 million shares and 26.2 million shares for the years ended December 31, 2022 and 2021, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2023	2022	2021
Net Income	$464.4	$453.7	$263.0
Other Comprehensive Income (Loss)
Foreign currency translation	4.0	(9.8)	0.1
Pension and postretirement benefits liability adjustments (net of tax of $10.1, $(13.0), and $(22.9), respectively)	(29.1)	37.3	66.1
Total Other Comprehensive (Loss) Income	(25.1)	27.5	66.2
Comprehensive Income	$439.3	$481.2	$329.2
Less: comprehensive income attributable to noncontrolling interests, net of tax	1.0	0.6	0.6
Comprehensive Income attributable to Graybar Electric Company, Inc.	$438.3	$480.6	$328.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2023	2022
ASSETS
Current Assets
Cash and cash equivalents			$98.6	$69.4
Trade receivables (less allowances of $13.6 and $13.4, respectively)			1,657.3	1,673.0
Merchandise inventory			908.4	1,026.3
Other current assets			79.6	83.7
Total Current Assets			2,743.9	2,852.4
Property, at cost
Land			97.4	97.3
Buildings			598.7	562.1
Furniture and fixtures			310.3	282.9
Software			158.7	148.0
Finance leases			13.4	12.8
Total Property, at cost			1,178.5	1,103.1
Accumulated depreciation and amortization			(678.6)	(641.9)
Net Property			499.9	461.2
Operating Lease Right-of-use Assets			219.2	176.0
Goodwill			179.0	83.1
Intangible Assets (less accumulated amortization of $38.0 and $23.0, respectively)			261.9	90.6
Other Non-current Assets			102.2	85.8
Total Assets			$4,006.1	$3,749.1
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$31.6
Current portion of long-term debt			1.9	1.6
Trade accounts payable			1,255.3	1,276.8
Accrued payroll and benefit costs			192.1	219.2
Other accrued taxes			29.1	34.3
Current operating lease liabilities			51.9	43.9
Other current liabilities			193.0	213.5
Total Current Liabilities			1,723.3	1,820.9
Postretirement Benefits Liability			55.9	55.5
Pension Liability			107.3	140.8
Long-term Debt			2.8	3.9
Non-current Operating Lease Liabilities			183.4	147.1
Other Non-current Liabilities			45.1	55.3
Total Liabilities			2,117.8	2,223.5
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2023	2022
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	26,614,542	22,085,481
Issued to shareholders	5,518,543	4,568,288
In treasury, at cost	(69,174)	(63,563)
Outstanding Common Stock	32,063,911	26,590,206	641.3	531.8
Common shares subscribed	1,347,781	1,185,564	27.0	23.7
Less subscriptions receivable	(1,347,781)	(1,185,564)	(27.0)	(23.7)
Retained Earnings			1,417.1	1,141.0
Accumulated Other Comprehensive Loss			(177.9)	(152.8)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,880.5	1,520.0
Noncontrolling Interests			7.8	5.6
Total Shareholders’ Equity			1,888.3	1,525.6
Total Liabilities and Shareholders’ Equity			$4,006.1	$3,749.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$464.4	$453.7	$263.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	66.1	53.4	49.8
Non-cash operating lease expense	51.1	39.5	34.9
Deferred income taxes	15.4	(3.0)	(14.1)
Net (gains) losses on disposal of assets	(0.4)	0.4	(9.4)
Losses on impairment of assets	0.4	—	—
Non-cash pension settlement charge	—	27.0	30.4
Earnings on investment in employee deferred compensation trust	(0.9)	—	—
Net income attributable to noncontrolling interests	(1.0)	(0.8)	(0.6)
Changes in assets and liabilities:
Trade receivables	115.9	(235.7)	(274.5)
Merchandise inventory	173.1	(201.0)	(187.6)
Other current assets	5.4	(28.6)	2.5
Other non-current assets	1.3	(43.3)	(2.0)
Trade accounts payable	(79.5)	213.6	157.9
Accrued payroll and benefit costs	(32.1)	30.5	64.8
Other current liabilities	(22.3)	50.8	32.6
Other non-current liabilities	(133.8)	(3.6)	(20.2)
Total adjustments to net income	158.7	(100.8)	(135.5)
Net cash provided by operating activities	623.1	352.9	127.5
Cash Flows from Investing Activities
Proceeds from disposal of property	1.1	0.6	9.9
Capital expenditures for property	(82.0)	(67.7)	(70.9)
Amounts attributable to acquisitions	(378.8)	(83.7)	(88.7)
Investment in employee deferred compensation trust	(25.0)	—	—
Net cash used by investing activities	(484.7)	(150.8)	(149.7)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(31.6)	(92.6)	74.2
Principal payments under finance arrangements	(1.8)	(2.1)	(2.3)
Payment of deferred financing fees	—	—	(2.2)
Proceeds from advance payments on common stock prior to issuance	0.8	1.0	2.1
Sales of common stock	22.9	20.4	20.5
Purchases of common stock	(20.3)	(14.7)	(15.9)
Sales of noncontrolling interests’ common stock	1.5	—	1.1
Purchases of noncontrolling interests’ common stock	(0.3)	(0.4)	(0.8)
Dividends paid	(80.4)	(92.8)	(137.2)
Net cash used by financing activities	(109.2)	(181.2)	(60.5)
Net Increase (Decrease) in Cash	29.2	20.9	(82.7)
Cash, Beginning of Year	69.4	48.5	131.2
Cash, End of Year	$98.6	$69.4	$48.5
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$1.0	$1.5	$0.4
Acquisitions of assets under operating leases	$92.5	$82.1	$54.7

Cash Paid During the Year for:
Interest, net of amounts capitalized	$2.6	$1.6	$1.0
Income taxes, net of refunds	$142.0	$164.9	$96.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	$452.1	$725.1	$(246.7)	$4.5	$935.0
Net income		262.4		0.6	263.0
Other comprehensive income			66.2	—	66.2
Stock issued	20.5			1.1	21.6
Stock purchased	(15.9)			(0.8)	(16.7)
Dividends declared	—	(137.2)			(137.2)
Balance, December 31, 2021	$456.7	$850.3	$(180.5)	$5.4	$1,131.9
Net income		452.9		0.8	453.7
Other comprehensive income (loss)			27.7	(0.2)	27.5
Stock issued	20.4			—	20.4
Stock purchased	(14.7)			(0.4)	(15.1)
Dividends declared	69.4	(162.2)			(92.8)
Balance, December 31, 2022	$531.8	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income		463.4		1.0	464.4
Other comprehensive loss			(25.1)	—	(25.1)
Stock issued	22.9			1.5	24.4
Stock purchased	(20.3)			(0.3)	(20.6)
Dividends declared	106.9	(187.3)			(80.4)
Balance, December 31, 2023	$641.3	$1,417.1	$(177.9)	$7.8	$1,888.3

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

Reclassifications

Certain reclassifications have been made to prior year’s financial information to conform to the December 31, 2023 presentation. These changes consisted of disaggregating other non-current assets into separate captions and reclassifying between other non-current assets and operating lease right-of-use assets within the December 31, 2022 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 21, 2022.

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

Outgoing Freight Expenses

We record approximately 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $102.0 million, $101.0 million, and $78.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Merchandise Inventory

Our inventory is comprised entirely of finished goods. Most of our inventory is stated at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales. Our remaining inventory is stated at the lower of cost or market determined using average cost.

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

Definite Lived Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Customer relationships, trade names and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 2.5 to 20 years. Intangible assets are tested for impairment if events or circumstances occur indicating that the respective asset might be impaired.

Income Taxes

We recognize deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax asset or liability results from the temporary difference between an item’s carrying value as reflected in the financial statements and its tax basis, and is calculated using enacted applicable tax rates.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is unable to reach the ‘more likely than not’ standard, a valuation allowance is established.  Changes in the valuation allowance, when recorded, are included in the provision for income taxes in the consolidated financial statements.  We assess uncertainty regarding tax positions taken in previously filed returns and record reserves in accordance with the guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 740-10, "Accounting for Uncertainty in Income Taxes". We classify interest expense and penalties associated with taxes and uncertain tax positions as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.

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

Employee Deferred Compensation Trust

We have an employee deferred compensation trust to meet funding obligations for nonqualified pension benefits to certain participants in the supplemental benefit plan. Assets in the trust are classified as other non-current assets in the consolidated balance sheet. Earnings and losses on investments in the employee deferred compensation trust are reported in non-operating expenses, net in the consolidated statements of income.

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

Non-operating Expenses, net

Non-operating expenses, net are comprised of interest expense, net, earnings and losses on investments, which consists of highly liquid money market funds and a U.S. Treasury note, and non-service cost components of the net periodic benefit cost for the pension and other postretirement benefit plans. The non-service cost components include interest cost, expected return on plan assets, amortization of net actuarial gains/losses, amortization of prior service costs/gains, and charges due to settlement of certain plan liabilities.

Subsequent Events

On March 1, 2024, we completed a business acquisition by acquiring 100% of the target’s outstanding equity interests. The acquisition was funded with cash on hand.

New Accounting Standards

In December 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which provides final guidance that defers the sunset date for applying the reference rate reform relief in ASC 848 to December 31, 2024, from December 31, 2022. The guidance is effective upon issuance. We have transitioned to the Secured Overnight Financing Rate (“SOFR”) as our reference rate effective March 29, 2023, as described in Note 12, “Debt”. The adoption of this Update did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires public entities to provide enhanced disclosures of significant segment expenses and other segment items. Public entities with a single reportable segment must provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance shall be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact of adopting the Update to our required disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024, and shall be applied on a prospective basis. We are currently evaluating the impact of this Update on our consolidated financial statements and expect considerable expansion of our income tax footnote disclosures.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Construction	58.4%	56.8%	58.5%
CIG	23.3	26.0	25.5
Industrial & Utility	18.3	17.2	16.0
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the December 31, 2023 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2023 and 2022. In addition, for the years ended December 31, 2023, 2022 and 2021, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. ALLOWANCES FOR CASH DISCOUNTS AND CREDIT LOSSES

The following table summarizes the activity in the allowances for cash discounts and credit losses:

	Beginning Balance	Provision (Charged to Expense)	Deductions	Ending Balance
For the Year Ended December 31, 2023
Allowance for cash discounts	$3.6	$51.7	$(51.7)	$3.6
Allowance for credit losses	9.8	6.2	(6.0)	10.0
Total	$13.4	$57.9	$(57.7)	$13.6

For the Year Ended December 31, 2022
Allowance for cash discounts	$3.8	$47.4	$(47.6)	$3.6
Allowance for credit losses	5.3	8.9	(4.4)	9.8
Total	$9.1	$56.3	$(52.0)	$13.4

For the Year Ended December 31, 2021
Allowance for cash discounts	$2.9	$44.3	$(43.4)	$3.8
Allowance for credit losses	4.0	1.9	(0.6)	5.3
Total	$6.9	$46.2	$(44.0)	$9.1

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 80% and 85% of the total inventories at December 31, 2023 and 2022, respectively. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $453.3 million and $492.8 million greater than reported under the LIFO method at December 31, 2023 and 2022, respectively.  In 2023, we liquidated portions of previously created LIFO layers, resulting in increases in cost of merchandise sold of $5.2 million. We did not liquidate any portion of previously-created LIFO layers in 2022 and 2021.

Reserves for excess and obsolete inventories were $23.7 million and $17.9 million at December 31, 2023 and 2022, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $5.8 million, $3.9 million, and $5.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

6. PROPERTY AND DEPRECIATION

We provide for depreciation and amortization using the straight-line method over the following estimated useful asset lives:

Classification	Estimated Useful Asset Life
Buildings	42 years
Leasehold improvements	Over the shorter of the asset’s useful life or the lease term
Furniture, fixtures, equipment and software	3 to 14 years
Assets held under finance leases	Over the shorter of the asset’s useful life or the lease term

Depreciation expense was $43.1 million, $37.6 million, and $36.2 million in 2023, 2022, and 2021, respectively.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. We had $6.7 million of assets held for sale at December 31, 2023 and 2022. We did not sell any assets classified as held for sale in 2023 and 2022. During the year ended December 31, 2021, we sold assets classified as held for sale with a net book value of $0.4 million, and recorded a net gain of $9.1 million in other income, net.

Where applicable, we capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. We capitalized software and software development costs of $11.9 million and $2.1 million in 2023 and 2022, respectively, and the amounts are recorded in software.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary. We did not recognize any impairment on property for the years ended December 31, 2023, 2022 and 2021.

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

The components of the lease expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating lease cost	$58.4	$43.8	$38.4
Finance lease cost:
Amortization of right-of-use assets	1.5	1.9	2.0
Interest on lease liabilities	0.3	0.4	0.5
Total finance lease cost	1.8	2.3	2.5
Variable lease cost	15.3	12.4	10.5
Total lease cost	$75.5	$58.5	$51.4

Supplemental balance sheet information at December 31, 2023 and 2022 related to leases was as follows:

	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$216.8	$175.3
Favorable lease interests, net	2.4	0.7
Total operating lease right-of-use assets	$219.2	$176.0

Current operating lease liabilities	$51.9	$43.9
Non-current operating lease liabilities	183.4	147.1
Total operating lease liabilities	$235.3	$191.0

Finance leases:
Property, at cost	$13.4	$12.8
Accumulated depreciation and amortization	(9.8)	(8.6)
Net property	$3.6	$4.2

Current obligations of finance leases	$1.9	$1.6
Finance leases, net of current obligations	2.8	3.9
Total finance lease liabilities	$4.7	$5.5

Weighted average remaining lease term:
Operating leases	5.0 years	5.5 years
Finance leases	2.9 years	3.6 years
Weighted average discount rate:
Operating leases	4.2%	3.2%
Finance leases	7.4%	7.3%

Supplemental cash flow and other information for the years ended December 31, 2023, 2022, and 2021 related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57.9	$42.6	$39.0
Operating cash flows from finance leases	0.3	0.4	0.5
Financing cash flows from finance leases	1.8	2.1	2.3

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$92.5	$82.1	$54.7
Finance leases	1.0	1.5	0.4

(A) Includes $20.5 million, $2.9 million, and $15.8 million of operating leases established as a result of our acquisitions during 2023, 2022 and 2021, respectively. See Note 17, “Acquisitions”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2023, were as follows:

	December 31, 2023
	Operating Leases	Finance Leases
Future minimum lease payments
2024	$60.5	$2.1
2025	55.6	1.6
2026	47.1	0.8
2027	39.3	0.4
2028	27.4	0.3
Thereafter	32.1	0.1
Total future minimum lease payments	$262.0	$5.3
Less: imputed interest	(26.7)	(0.6)
Total lease obligation	$235.3	$4.7
Less: current obligations	(51.9)	(1.9)
Long-term lease obligation	$183.4	$2.8

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2023	2022
Beginning balance	$83.1	$57.1
Acquisitions and purchase accounting adjustments	95.7	26.5
Foreign currency translation impact	0.2	(0.5)
Ending balance	$179.0	$83.1

As of December 31, 2023, we have completed our annual impairment test and concluded that there is no impairment of our goodwill. We did not recognize any goodwill impairment in 2022 and 2021.

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2023
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	15.3 years	$226.9	$(27.9)	$199.0
Trade name	5 to 20 years	16.9 years	69.8	(8.9)	60.9
Non-compete agreements	3 to 7 years	5.2 years	2.5	(0.7)	1.8
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.5)	0.2
Total		15.5 years	$299.9	$(38.0)	$261.9

	As of December 31, 2022
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	12.9 years	$78.4	$(16.4)	$62.0
Trade name	5 to 20 years	18.9 years	33.2	(5.9)	27.3
Non-compete agreements	3 to 7 years	5.3 years	1.3	(0.5)	0.8
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.2)	0.5
Total		14.5 years	$113.6	$(23.0)	$90.6

We did not incur impairment losses related to our intangible assets during the years ended December 31, 2023, 2022, and 2021. Amortization expense for intangible assets was $15.0 million, $6.3 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 is as follows:

2024	$20.5
2025	20.2
2026	18.7
2027	18.5
2028	18.0
After 2028	166.0
Total	$261.9

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2023	2022	2021
Domestic	$591.9	$573.6	$327.6
Foreign	37.4	35.9	23.3
Income before taxes	$629.3	$609.5	$350.9

	For the Years Ended December 31,
Components of Income Tax Provision	2023	2022	2021
Current expense:
U.S. Federal	$109.7	$119.5	$77.3
State	29.1	28.8	18.2
Foreign	10.7	10.5	6.5
Total current expense	$149.5	$158.8	$102.0
Deferred expense (benefit):
U.S. Federal	$11.9	$(2.1)	$(10.9)
State	3.7	(0.6)	(3.2)
Foreign	(0.2)	(0.3)	—
Total deferred expense (benefit)	$15.4	$(3.0)	$(14.1)
Total income tax provision	$164.9	$155.8	$87.9

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.1	3.7	3.3
Other, net	1.1	0.9	0.7
Effective tax rate	26.2%	25.6%	25.0%

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

Assets (Liabilities)	2023	2022
Pension	$23.5	$28.9
Operating lease liabilities	58.8	47.2
Postretirement benefits	16.1	16.0
Inventory	25.2	20.1
Payroll accruals	6.1	5.4
Computer software	3.7	—
Bad debt reserves	2.0	2.2
Other deferred tax assets	19.0	19.6
Subtotal	154.4	139.4
Less: valuation allowances	(1.1)	(0.8)
Deferred tax assets	153.3	138.6
Fixed assets	(50.6)	(41.4)
Operating lease right-of-use assets	(54.1)	(43.2)
Computer software	—	(0.8)
Other deferred tax liabilities	(23.0)	(22.3)
Deferred tax liabilities	(127.7)	(107.7)
Net deferred tax assets	$25.6	$30.9

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2023	2022
Deferred tax assets included in other non-current assets	$28.1	$33.6
Deferred tax liabilities included in other non-current liabilities	(2.5)	(2.7)
Total	$25.6	$30.9

Operating loss and tax credit carryforwards included in net deferred tax assets, all of which expire between 2025 and 2032, at December 31 were:

	2023	2022
U.S. Federal	$1.1	$0.8
State	0.1	0.2

We have placed valuation allowances of $1.1 million and $0.8 million for 2023 and 2022, respectively, relating to federal foreign tax credits that are not expected to be utilized prior to expiration.

As of December 31, 2023, we have no material undistributed earnings of non-U.S. subsidiaries due to the one-time transition tax and global intangible low-taxed income (“GILTI”) provisions enacted under the Tax Cuts and Jobs Act (“TCJA”). No additional income taxes have been provided for any outside basis differences inherent in these foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. We have made an accounting policy election to treat GILTI as a period cost rather than accounting for it as part of deferred taxes. Due to the high-tax exception election made in 2022 and 2023, our GILTI period cost was immaterial in each year.

Our federal income tax returns for the tax years 2020 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2020 federal return will expire on October 15, 2024, unless extended by consent. Our state income tax returns for 2019 through 2023 remain subject to examination by various state authorities with the latest period closing on December 31, 2028.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2019.

On August 16, 2022, President Biden signed H.R. 5376, the Inflation Reduction Act of 2022 (“IRA”). This legislation includes a 15% corporate alternative minimum tax among its key tax provisions effective for years beginning after December 31, 2022. We do not anticipate a material impact to the Company as historical earnings do not exceed applicable thresholds.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates, effective beginning January 1, 2024. We have performed an analysis of potential exposure to Pillar Two income taxes based on the most recent information available regarding the financial performance of the constituent entities. Based on the initial assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15% and management is not currently aware of any circumstances under which this might change. Therefore, we do not expect a material impact for Pillar Two top-up taxes as legislation becomes effective in 2024.

Our unrecognized tax benefits of $0.4 million, $0.5 million, and $1.0 million as of December 31, 2023, 2022, and 2021, respectively, are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Balance at January 1,	$0.5	$1.0	$1.7
Reductions for tax positions of prior years	(0.1)	(0.5)	(0.7)
Balance at December 31,	$0.4	$0.5	$1.0

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We have accrued $0.1 million in interest and penalties at both December 31, 2023 and 2022. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2023, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2023, eligible employees and qualified retirees subscribed for 1,347,781 shares totaling $27.0 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 5, 2024; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 12, 2024, in the case of shares paid for on or before January 5, 2024.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2023	1,016,132	1,010,521
2022	735,641	725,186
2021	794,227	798,166

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2023 and 2022.

On December 13, 2023, our Board of Directors declared a 20% common stock dividend. Each shareholder was entitled to one share of common stock for every five shares held as of December 18, 2023. The stock was issued on February 2, 2024. On December 7, 2022, our Board of Directors declared a 15% common stock dividend. Each shareholder was entitled to three shares of common stock for every twenty shares held as of December 12, 2022. The stock was issued on February 3, 2023.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 20% stock dividend declared in 2023, and a 15% stock dividend declared in 2022. The average number of shares used in computing net income per share of common stock at December 31, 2023, 2022, and 2021 was 32,121,723 shares, 31,870,071 shares, and 31,455,629 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2023	2022
Finance arrangements, various maturities, with a weighted average interest rate of 7.4%	$4.7	$5.5
Less current portion	(1.9)	(1.6)
Long-term Debt	$2.8	$3.9

Long-term Debt matures as follows:
2024	$1.9
2025	1.5
2026	0.7
2027	0.3
2028	0.3
$4.7

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $0.2 million and $0.3 million at December 31, 2023 and 2022, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2023 and 2022, respectively.

Revolving Credit Facility

At December 31, 2022, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the “Revolving Credit Facility”), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Revolving Credit Facility included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada.  Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Revolving Credit Facility that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Revolving Credit Facility contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

Interest on our borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the agreement) or (ii) term SOFR (in the case U.S. dollar-denominated borrowings) or (B) (i) the base rate (as defined in the agreement) or (ii) CDOR (in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. The Amended Credit Agreement added CDOR fallback language to address the announced future cessation of specified Canadian dollar CDOR tenor settings.  In connection with such a borrowing, the applicable borrower will also select the term of the loan from available tenors, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the SOFR daily floating rate (or CDOR, in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

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

The Amended Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment.  Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60%, or SOFR loans plus a margin ranging from 1.00% to 1.60%, both subject to adjustment based upon the consolidated leverage ratio, or an alternative benchmark rate. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

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

We were in compliance with all covenants under the Amended Credit Agreement and Revolving Credit Facility, respectively, as of December 31, 2023 and 2022.

There were no short-term borrowings at December 31, 2023. There were $31.6 million in short-term borrowings at December 31, 2022, of which $30.0 million were under the Revolving Credit Facility with the remainder attributable to bank overdrafts.

Short-term borrowings outstanding during the year ended December 31, 2023 ranged from a minimum of no short-term borrowings to a maximum of $232.0 million. Short-term borrowings outstanding during the year ended December 31, 2022 ranged from a minimum of no short-term borrowings to a maximum of $173.1 million.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2023 amounted to approximately $62.1 million at weighted-average interest rates of 6.09%.  The average daily amount of borrowings outstanding under the Revolving Credit Facility during 2022 amounted to approximately $65.7 million at weighted-average interest rates of 1.98%.

At December 31, 2023, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $746.4 million, compared to $718.1 million at December 31, 2022 under the Revolving Credit Facility.

Interest expense, net was $2.7 million, $2.0 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured private placement shelf agreement (the "Prudential Shelf Agreement") with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On July 20, 2023, we amended the Prudential Shelf Agreement to increase the borrowing availability from $100.0 million to $200.0 million and to extend the issuance period to August 2026.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2023 and 2022.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of December 31, 2023 and 2022.

Letters of Credit

We had total letters of credit of $9.4 million outstanding at December 31, 2023, of which $3.6 million were issued under the Amended Credit Agreement. We had total letters of credit of $7.8 million outstanding at December 31, 2022, of which $1.9 million were issued under the Revolving Credit Facility. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Our funding policy is to make contributions to the Pension Plan, provided that the total annual contributions will not be less than ERISA and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Pension Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan. We established an employee deferred compensation trust in 2023 to meet funding obligations for nonqualified pension benefits to certain participants in the supplemental benefit plan. The assets of the trust are invested in a money market fund and a U.S. Treasury note.

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2023 and 2022.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of period	$577.9	$841.9	$62.3	$75.1
Service cost	24.3	26.4	1.4	2.0
Interest cost	31.9	25.5	3.4	2.0
Actuarial loss (gain)	36.8	(221.0)	—	(12.0)
Benefits paid from plan assets	(44.7)	(0.4)	—	—
Benefits paid from Company assets	(3.9)	(2.0)	(4.8)	(5.3)
Plan participants' contributions	—	—	0.1	0.5
Administrative expenses paid	(5.5)	(1.5)	—	—
Settlements	—	(91.0)	—	—
Benefit Obligation at End of Period	616.8	577.9	62.4	62.3
Change in Plan Assets:
Fair value of plan assets at beginning of period	433.1	680.7	—	—
Actual return on plan assets	25.3	(197.5)	—	—
Employer contributions(A)	103.9	44.8	4.7	4.8
Plan participants' contributions	—	—	0.1	0.5
Benefits paid(A)	(48.6)	(2.4)	(4.8)	(5.3)
Administrative expenses paid	(5.5)	(1.5)	—	—
Settlements	—	(91.0)	—	—
Fair Value of Plan Assets at End of Period	508.2	433.1	—	—
Unfunded Status	$108.6	$144.8	$62.4	$62.3

(A) Includes $3.9 million and $2.0 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2023 and 2022, respectively.

The accumulated benefit obligation for our Pension Plan was $572.2 million and $536.7 million at December 31, 2023 and 2022, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Current accrued benefit cost	$1.3	$4.0	$6.5	$6.8
Non-current accrued benefit cost	107.3	140.8	55.9	55.5
Net amount recognized	$108.6	$144.8	$62.4	$62.3

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Net actuarial loss	$167.2	$138.1	$—	$—
Prior service cost	—	—	0.1	0.1
Accumulated other comprehensive loss	$167.2	$138.1	$0.1	$0.1

The actuarial loss for the Pension Plan in 2023 was primarily due to decreases in the discount rate compared to 2022 and due to plan experience. The actuarial gain for the Pension Plan in 2022 was primarily related to increases in the discount rate and increases in the lump sum interest rate assumption compared to compared to 2021.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Discount rate	5.17%	5.55%	5.31%	5.70%
Rate of compensation increase	4.14%	4.28%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2023, 2022, and 2021 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2023	2022	2021	2023	2022	2021
Selling, general and administrative expenses:
Service cost	$24.3	$26.4	$30.2	$1.4	$2.0	$2.2
Total selling, general and administrative expenses	$24.3	$26.4	$30.2	$1.4	$2.0	$2.2
Non-operating expenses, net:
Interest cost	31.9	25.5	23.9	3.4	2.0	1.7
Expected return on plan assets	(28.9)	(30.2)	(30.6)	—	—	—
Amortization of:
Net actuarial loss	1.1	17.4	32.3	—	0.6	0.8
Settlement charge	—	27.0	30.4	—	—	—
Total non-operating expenses, net	$4.1	$39.7	$56.0	$3.4	$2.6	$2.5
Net periodic benefit cost	$28.4	$66.1	$86.2	$4.8	$4.6	$4.7

During 2022, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. During 2021, we made lump-sum pension benefit distributions and purchased nonparticipating annuity contracts exceeding the settlement accounting threshold. Accordingly, we recorded a non-cash pension settlement charge of $27.0 million, and $30.4 million in non-operating expenses, net on our consolidated statements of income for the years ended December 31, 2022 and 2021, respectively. These settlement charges represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions and purchases of the nonparticipating annuity contracts. We did not record a non-cash pension settlement charge for the year ended December 31, 2023.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.55%	2.86% / 4.83%	2.62% / 2.72%	5.70%	2.71%	2.22%
Expected return on plan assets	5.25%	5.00%	5.00%	—	—	—
Rate of compensation increase	4.14%	4.21%	4.32%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.00%

A discount rate of 5.55% was used as of January 1, 2023 to determine the net periodic benefit cost for the Pension Plan. A discount rate of 2.86% was used as of January 1, 2022 to determine the net periodic benefit cost for the Pension Plan, which was increased to 4.83% effective September 30, 2022 for the remeasurement of the plan liability upon triggering settlement accounting. A discount rate of 2.62% was used as of January 1, 2021 to determine the net periodic benefit cost for the Pension Plan, which was increased to 2.72% effective September 30, 2021 for the remeasurement of the plan liability upon triggering settlement accounting. The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2023.  The rate was assumed to remain at 5.00% in 2024 and to remain at that level thereafter.

We expect to fund $1.1 million for nonqualified pension benefits during 2024. Pension contributions are expected to be $40.0 million in 2024; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2024	$50.0	$6.7
2025	49.8	7.0
2026	51.7	7.4
2027	52.4	7.4
2028	54.3	7.4
2029-2033	268.0	31.7

The investment objective of our Pension Plan is to ensure that there are sufficient assets to fund regular pension benefits payable to employees over the long-term life of the plan.  Our Pension Plan seeks to allocate plan assets in a manner that is closely duration-matched with the actuarial projected cash flow liabilities, consistent with prudent standards for preservation of capital, tolerance of investment risk, and maintenance of liquidity. Assets of the qualified pension plan are held by U.S. Bank National Association (the "Trustee").

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

Asset allocation information for the Pension Plan at December 31, 2023 and 2022 is as follows:

Investment	2023 Actual Allocation	2023 Target Allocation Range	2022 Actual Allocation	2022 Target Allocation Range
Equity securities - U.S.	6%	3-10%	7%	3-10%
Equity securities - International	5%	2-10%	5%	2-10%
Fixed income investments	52%	40-80%	46%	40-80%
Hedge funds	1%	2-8%	6%	2-8%
Real assets	6%	2-10%	5%	2-10%
Private equity	8%	2-8%	8%	2-8%
Other investments	4%	0-8%	4%	0-8%
Short-term investments	18%	1-10%	19%	1-10%
Total	100%	100%	100%	100%

Actual asset allocation may occasionally fall outside of the target allocation range until rebalancing occurs.

The following is a description of the valuation methodologies used for assets held by the Pension Plan measured at fair value:

Equity securities - U.S.

Equity securities - U.S. consist of investments in publicly traded U.S. equity mutual funds. U.S. equity mutual funds are primarily large-capitalization stocks (defined as companies with market capitalization of more than $10 billion). U.S. publicly traded mutual funds are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1.

Equity securities – International

Equity securities - International consist of investments in an international publicly traded mutual fund and a collective investment trust, and are primarily investments within developed and emerging markets. The publicly traded mutual fund is valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1. The collective investment trust is valued at the net asset value (“NAV”) of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the collective investment trust.

Fixed income investments

Fixed income investments consist of U.S. and international corporate bonds, government and government agency bonds, derivatives, as well as a collective trust that invests in U.S. government debt securities. U.S. and international corporate bonds and government and government agency bonds are valued by independent pricing services using various market and industry inputs and may include, but are not limited to, interest rates, yield curves, and credit spreads. As the significant inputs used are observable market inputs, these investments are classified as Level 2. Derivatives could include, but are not limited to, instruments such as U.S. Treasury futures, total returns swaps, and credit default swaps. Derivatives are valued by independent pricing services using direct and observable market inputs and are thus classified as Level 2. The collective trust is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2023 or 2022.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2023 and 2022:

December 31, 2023
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$30.1	$—	$—	$30.1
Equity securities - International	20.0	5.1	—	—	25.1
Fixed income investments	12.9	—	252.1	—	265.0
Hedge funds	7.5	—	—	—	7.5
Real assets	14.9	13.1	—	—	28.0
Private equity	17.6	—	—	22.2	39.8
Other investments	8.1	—	—	11.4	19.5
Short-term investments	93.2	—	—	—	93.2
Total	$174.2	$48.3	$252.1	$33.6	$508.2

December 31, 2022
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$28.3	$—	$—	$28.3
Equity securities - International	9.1	13.4	—	—	22.5
Fixed income investments	12.7	—	185.5	—	198.2
Hedge funds	27.4	—	—	—	27.4
Real assets	20.2	1.3	—	—	21.5
Private equity	10.9	—	—	23.6	34.5
Other investments	5.4	—	—	11.4	16.8
Short-term investments	83.9	—	—	—	83.9
Total	$169.6	$43.0	$185.5	$35.0	$433.1

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2023 and 2022:

December 31, 2023
	Private Equity	Other Investments	Total
Balance, beginning of year	$23.6	$11.4	$35.0
Realized gains	0.2	—	0.2
Unrealized (losses) gains	(0.7)	1.3	0.6
Purchases	0.1	—	0.1
Sales	(1.0)	(1.3)	(2.3)
Balance, end of year	$22.2	$11.4	$33.6

December 31, 2022
	Private Equity	Other Investments	Total
Balance, beginning of year	$21.7	$11.4	$33.1
Realized gains	0.8	0.2	1.0
Unrealized gains	2.3	0.7	3.0
Purchases	0.3	—	0.3
Sales	(1.5)	(0.9)	(2.4)
Balance, end of year	$23.6	$11.4	$35.0

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first pay period after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense under the Plan recognized by us was $7.2 million, $5.9 million, and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $56.2 million, $78.7 million, and $71.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

15. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At December 31, 2023, Graybar had $2.3 million and $38.4 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.3 million and $38.4 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve. At December 31, 2022, Graybar had $2.5 million and $41.5 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.5 million and $41.5 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated.  With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range.  If we deem an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued. While we believe that none of these claims, disputes, or administrative and legal matters will have a material adverse effect on our financial position, these matters are uncertain and we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations in the period in which such matters are resolved or a better estimate becomes available.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2023	2022
Currency translation	$(10.6)	$(14.6)
Pension liability	(167.2)	(138.1)
Postretirement benefits liability	(0.1)	(0.1)
Accumulated other comprehensive loss	$(177.9)	$(152.8)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2023 and 2022:

	2023	2022
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses, net(A)	$1.1	$45.0
Tax benefit	(0.3)	(11.6)
Total reclassifications for the period, net of tax	$0.8	$33.4

(A) Includes a pension settlement charge of $27.0 million in 2022.

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022:

	2023			2022
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(14.6)	$(138.2)	$(152.8)	$(5.0)	$(175.5)	$(180.5)
Other comprehensive income (loss) before reclassifications	4.0	—	4.0	(9.6)	—	(9.6)
Amounts reclassified from accumulated other comprehensive loss (net of tax $(0.3) and $(11.6))	—	0.8	0.8	—	33.4	33.4
Actuarial (loss) gain, (net of tax $10.4 and $(1.4))	—	(29.9)	(29.9)	—	3.9	3.9
Net current-period other comprehensive income (loss)	4.0	(29.1)	(25.1)	(9.6)	37.3	27.7
Ending balance December 31,	$(10.6)	$(167.3)	$(177.9)	$(14.6)	$(138.2)	$(152.8)

17. ACQUISITIONS

In 2023, we completed two acquisitions for a combined preliminary purchase price of $378.8 million in cash, net of cash acquired. The acquisitions were financed using cash on hand and short-term borrowings.

The following table sets forth the preliminary purchase price allocation and summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisitions. The purchase price allocation is preliminary pending finalization of the calculations of the fair values of the assets acquired and liabilities assumed, and the valuations of the acquired identifiable intangible assets.

Fair Value
Current Assets	$153.6
Property	5.0
Goodwill	95.6
Intangible Assets	186.1
Other Non-current Assets	2.9
Current Liabilities	(64.4)
Total combined preliminary purchase price	$378.8

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. The following table sets forth the components of preliminary identifiable intangible assets acquired and their useful lives:

	Weighted Average Life (in years)	Fair Value
Customer relationships	16.5	$148.3
Tradename	15.0	36.6
Non-Compete Agreements	5.0	1.2
Total Intangible Assets	16.2	$186.1

The fair values of the identified customer relationships and trade name intangible assets were estimated using the multi-period excess earnings and relief-from-royalty methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, and royalty rates.

Since the respective dates of the acquisitions, the results of the newly acquired subsidiaries are reflected in our consolidated financial statements, which consisted of approximately $301.5 million in revenue and $4.0 million in income from operations. Pro forma results of the acquisitions were not material; therefore, they are not presented.

In 2022, we completed acquisitions for a combined purchase price of $83.8 million in cash, net of cash acquired. The combined purchase price allocation resulted in $12.8 million and $27.4 million of tax-deductible goodwill and other intangible assets, respectively, and $12.4 million and $5.3 million of nondeductible goodwill and other intangible assets, respectively.

In 2021, we completed acquisitions for a combined purchase price of $89.7 million in cash, net of cash acquired. The combined purchase price allocation resulted in $20.9 million and $32.1 million of tax-deductible goodwill and other intangible assets, respectively.

The acquisitions above present a strategic opportunity for us to expand our reach in current geographies and provide a solid foundation for growth into new adjacent product lines and services.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2023 and 2022:

	2023
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,672.6	$2,792.1	$2,852.6	$2,725.1
Gross margin	546.9	560.9	568.9	547.1
Net income attributable to the Company	124.8	124.2	117.7	96.7
Net income attributable to the Company per share of common stock(A)	$3.87	$3.86	$3.67	$3.02

(A)All periods adjusted for a 20% stock dividend declared in December 2023. Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2023 were 26,891,485 shares, 26,798,704 shares, 26,741,319 shares, and 26,680,115 shares, respectively.

	2022
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,381.8	$2,672.6	$2,789.7	$2,690.3
Gross margin	479.3	539.8	574.2	553.8
Net income attributable to the Company	102.2	127.6	126.1	97.0
Net income attributable to the Company per share of common stock(A)	$3.20	$4.00	$3.96	$3.05

(A)All periods adjusted for a 20% stock dividend declared in December 2023 and a 15% stock dividend declared in December 2022. Prior to these adjustments, the average common shares outstanding for the first, second, third, and fourth quarters of 2022 were 23,113,523 shares, 23,101,970 shares, 23,091,318 shares, and 23,075,526 shares, respectively.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2023.

As permitted by the SEC, management excluded the 2023 acquisitions from the assessment of internal control over financial reporting. The 2023 acquisitions represented approximately 12% of consolidated total assets and 3% consolidated net sales as of and for the year ended December 31, 2023. The operations of the acquired businesses will be included in the 2024 evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 12, 2024, David G. Maxwell announced his intent to retire, effective June 1, 2024. In connection with his retirement, Mr. Maxwell also decided not to stand for re-election as a director in 2024. Mr. Maxwell currently serves as Senior Vice President – Sales. He will continue to serve as a director of the Company until June 1, 2024 or such earlier date as his successor is duly elected and qualified. He will also continue to serve as a Voting Trustee until June 1, 2024 or his earlier resignation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2024 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2024 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

3.2

By-laws of Graybar Electric Company, Inc., as amended as of March 8, 2023, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 000-00255) and incorporated herein by reference.

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

10.1

Management Incentive Plan dated January 5, 2023 and effective January 1, 2022, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 000-002555) and incorporated herein by reference.*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2024, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 000-00255) and incorporated herein by reference.*

10.3

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.4

Graybar Long Term Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Form of Award Agreement under Graybar Long Term Incentive Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 000-00255) and incorporated herein by reference.*

10.6

Fifth Amendment to Credit Agreement, dated as of March 29, 2023, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated March 29, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

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

10.11

Amendment No. 4 to Private Shelf Agreement, dated August 13, 2021, between the Company and PGIM, Inc. filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.12

Amendment No. 5 to Private Shelf Agreement, dated July 20, 2023, between the Company and PGIM, Inc. filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

10.13

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of March 2024.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 14, 2024.

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