Form 10-Q
period 2024-03-31
GRAYBAR ELECTRIC CO INC
filed 2024-05-01
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2024: 32,437,697
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2024

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2024	2023
Net Sales	$2,732.7	$2,672.6
Cost of merchandise sold	(2,184.7)	(2,125.7)
Gross Margin	548.0	546.9
Selling, general and administrative expenses	(392.6)	(361.7)
Depreciation and amortization	(19.3)	(14.3)
Other income, net	6.6	0.8
Income from Operations	142.7	171.7
Non-operating expenses, net	(0.4)	(2.8)
Income before Provision for Income Taxes	142.3	168.9
Provision for income taxes	(36.8)	(43.9)
Net Income	105.5	125.0
Net income attributable to noncontrolling interests	(0.3)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$105.2	$124.8
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$3.24	$3.87
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding(A)	32.4	32.3

(A)Adjusted for the declaration of a 20% stock dividend in 2023, shares related to which were issued in February 2024. Prior to the adjustment, the average common shares outstanding were 26.9 million for the three months ended March 31, 2023.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2024	2023
Net Income	$105.5	$125.0
Other Comprehensive (Loss) Income
Foreign currency translation	(4.1)	0.1
Pension and postretirement benefits liability adjustments (net of tax of $(0.4), and $(0.1), respectively)	1.1	0.2
Total Other Comprehensive (Loss) Income	(3.0)	0.3
Comprehensive Income	$102.5	$125.3
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.2
Comprehensive Income attributable to Graybar Electric Company, Inc.	$102.3	$125.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2024	2023
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$167.5	$98.6
Trade receivables (less allowances of $14.2 and $13.6, respectively)			1,672.7	1,657.3
Merchandise inventory			836.3	908.4
Other current assets			95.3	79.6
Total Current Assets			2,771.8	2,743.9
Property, at cost
Land			96.6	97.4
Buildings			581.5	598.7
Furniture and fixtures			317.9	310.3
Software			170.1	158.7
Finance leases			13.3	13.4
Total Property, at cost			1,179.4	1,178.5
Accumulated depreciation and amortization			(682.9)	(678.6)
Net Property			496.5	499.9
Operating Lease Right-of-use Assets			218.8	219.2
Goodwill			203.3	179.0
Intangible Assets (less accumulated amortization of $43.1 and $38.0, respectively)			302.5	261.9
Other Non-current Assets			109.1	102.2
Total Assets			$4,102.0	$4,006.1
LIABILITIES
Current Liabilities
Current portion of long-term debt			$1.9	1.9
Trade accounts payable			1,281.5	1,255.3
Accrued payroll and benefit costs			138.7	192.1
Current operating lease liabilities			54.1	51.9
Other current liabilities			250.2	222.1
Total Current Liabilities			1,726.4	1,723.3
Postretirement Benefits Liability			56.0	55.9
Pension Liability			101.5	107.3
Long-term Debt			2.3	2.8
Non-current Operating Lease Liabilities			181.0	183.4
Other Non-current Liabilities			45.1	45.1
Total Liabilities			2,112.3	2,117.8
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2024	December 31, 2023
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	27,199,232	26,614,542
Issued to shareholders	5,609,605	5,518,543
In treasury, at cost	(340,774)	(69,174)
Outstanding Common Stock	32,468,063	32,063,911	649.4	641.3
Advance Payments on Subscriptions to Common Stock			0.7	—
Retained Earnings			1,512.6	1,417.1
Accumulated Other Comprehensive Loss			(180.8)	(177.9)
Total Graybar Electric Company, Inc. Shareholders’ Equity			1,981.9	1,880.5
Noncontrolling Interests			7.8	7.8
Total Shareholders’ Equity			1,989.7	1,888.3
Total Liabilities and Shareholders’ Equity			$4,102.0	$4,006.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2024	2023
Cash Flows from Operating Activities
Net Income	$105.5	$125.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19.3	14.3
Non-cash operating lease expense	14.5	11.7
Deferred income taxes	(2.3)	1.9
Net gain on disposal of property	(6.5)	—
Earnings on investment in employee deferred compensation trust	(0.3)	—
Net income attributable to noncontrolling interests	(0.3)	(0.2)
Changes in assets and liabilities:
Trade receivables	(0.3)	(6.4)
Merchandise inventory	79.9	63.4
Other current assets	(15.6)	0.8
Other non-current assets	(4.9)	(0.9)
Trade accounts payable	21.9	(87.9)
Accrued payroll and benefit costs	(53.6)	(61.3)
Other current liabilities	26.3	5.4
Other non-current liabilities	(18.3)	(18.8)
Total adjustments to net income	59.8	(78.0)
Net cash provided by operating activities	165.3	47.0
Cash Flows from Investing Activities
Proceeds from disposal of property	12.9	0.2
Capital expenditures for property	(21.3)	(18.6)
Amounts attributable to acquisitions	(84.1)	—
Net cash used by investing activities	(92.5)	(18.4)
Cash Flows from Financing Activities
Net increase in short-term borrowings	—	76.2
Principal payments under finance arrangements	(0.5)	(0.4)
Sales of common stock	14.2	12.8
Purchases of common stock	(5.4)	(5.4)
Purchases of noncontrolling interests’ common stock	(0.2)	(0.2)
Dividends paid	(9.7)	(8.0)
Contingent consideration paid	(2.3)	—
Net cash (used) provided by financing activities	(3.9)	75.0
Net Increase in Cash	68.9	103.6
Cash, Beginning of Year	98.6	69.4
Cash, End of Period	$167.5	$173.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.1
Acquisitions of assets under operating leases	$14.5	$9.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2023	$641.3	$—	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income			105.2		0.3	105.5
Other comprehensive loss				(2.9)	(0.1)	(3.0)
Stock issued	13.5					13.5
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
March 31, 2024	$649.4	$0.7	$1,512.6	$(180.8)	$7.8	$1,989.7

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2022	$531.8	$—	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income			124.8		0.2	125.0
Other comprehensive income				0.3	—	0.3
Stock issued	11.6					11.6
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		1.2				1.2
Dividends declared			(8.0)			(8.0)
March 31, 2023	$538.0	$1.2	$1,257.8	$(152.5)	$5.6	$1,650.1

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. The full summary of our significant accounting policies is included in our latest Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in our latest Annual Report on Form 10-K.

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

Reclassifications

A reclassification has been made to prior year's financial information to conform to the March 31, 2024 presentation. The change consisted of aggregating other accrued taxes with other current liabilities within the December 31, 2023 consolidated balance sheet. The reclassification had no effect on total assets or liabilities as of December 31, 2023.

Subsequent Events

On May 1, 2024, we acquired substantially all of the assets and specified liabilities of a target company that was funded with cash on hand and short-term borrowings.

New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires public entities to provide enhanced disclosures of significant segment expenses and other segment items. Public entities with a single reportable segment must provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance shall be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact of adopting the Update to our required disclosures.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Construction	59.2%	56.2%
CIG	22.7	25.2
Industrial & Utility	18.1	18.6
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the March 31, 2024 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. In addition, for the three months ended March 31, 2024 and 2023, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $36.8 million and $43.9 million for the three months ended March 31, 2024, and 2023, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.9% for the three months ended March 31, 2024 compared to 26.0% for the three months ended March 31, 2023.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Effective January 1, 2024, Pillar Two legislation was enacted or substantively enacted in certain jurisdictions. However, based on the review of Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15%, the Company has concluded that there will be no ‘top-up’ tax liability for 2024.

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

5. DEBT

Revolving Credit Facility

At March 31, 2024 and December 31, 2023, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of March 31, 2024 and December 31, 2023.

There were no short-term borrowings as of March 31, 2024 and December 31, 2023, respectively.

Short-term borrowings outstanding during the three months ended March 31, 2024 ranged from no short-term borrowings to a maximum of $38.0 million. Short-term borrowings outstanding during the three months ended March 31, 2023 ranged from no short-term borrowings to a maximum of $107.8 million.

At March 31, 2024 and December 31, 2023, we had unused lines of credit under the Credit Agreement amounting to $746.4 million available. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.5 million for the three months ended March 31, 2024, compared to interest expense, net of $0.9 million for the three months ended March 31, 2023, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $200.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026.

We also have an uncommitted, unsecured $150.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance during a three-year issuance period ending in June 2024. We are currently in negotiations to renew and extend the MetLife Shelf Agreement for another three years and expect the renewal to occur in the second quarter of 2024.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2024 and December 31, 2023.

Each shelf agreement contains representations and warranties of the Company and the applicable lender, events of default and affirmative and negative covenants, customary for agreements of this type.  These covenants are substantially similar to those contained in the Credit Agreement, subject to a number of exceptions and qualifications set forth in the applicable shelf agreement. All outstanding obligations of Graybar under one or both of these agreements may be declared immediately due and payable upon the occurrence of an event of default.

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2024 and December 31, 2023.

Letters of Credit

We had total letters of credit of $9.4 million outstanding as of March 31, 2024, and December 31, 2023, respectively, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Our funding policy is to make contributions to the Pension Plan, provided that the total annual contributions will not be less than the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Pension Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan. We have an employee deferred compensation trust to meet funding obligations for nonqualified pension benefits to certain participants in the supplemental benefit plan. The assets of the trust are invested in highly liquid money market funds and U.S. Treasury securities.

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2024 and December 31, 2023.

The net periodic benefit cost for the three months ended March 31, 2024 and 2023 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2024	2023	2024	2023
Selling, general and administrative expenses:
Service cost	$5.5	$5.9	$0.4	$0.3
Total selling, general and administrative expenses	$5.5	$5.9	$0.4	$0.3
Non-operating expenses, net:
Interest cost	$7.9	$8.0	$0.8	$0.9
Expected return on plan assets	(8.0)	(7.3)	—	—
Amortization of net actuarial loss	1.5	0.3	—	—
Total non-operating expenses, net	$1.4	$1.0	$0.8	$0.9
Net periodic benefit cost	$6.9	$6.9	$1.2	$1.2

We made qualified and nonqualified pension contributions totaling $11.1 million during the three-month period ended March 31, 2024 and contributions totaling $13.9 million during the three-month period ended March 31, 2023. Additional contributions of $30.0 million are expected to be paid during the remainder of 2024, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2024, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.7 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2024 and December 31, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$1.5	$0.3
Tax benefit	(0.4)	(0.1)
Total reclassifications for the period, net of tax	$1.1	$0.2

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10.6)	$(167.3)	$(177.9)	$(14.6)	$(138.2)	$(152.8)
Other comprehensive (loss) income before reclassifications	(4.0)	—	(4.0)	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.4) and $(0.1))	—	1.1	1.1	—	0.2	0.2
Net current-period other comprehensive (loss) income	(4.0)	1.1	(2.9)	0.1	0.2	0.3
Ending balance March 31,	$(14.6)	$(166.2)	$(180.8)	$(14.5)	$(138.0)	$(152.5)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At March 31, 2024 and December 31, 2023, we had $2.3 million and $38.4 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.3 million and $38.4 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

10. ACQUISITIONS

During the three months ended March 31, 2024, we completed two acquisitions for a combined preliminary purchase price of $87.1 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in $27.4 million and $46.0 million of tax-deductible goodwill and other intangible assets, respectively. The acquisitions were funded with cash on hand. Since the dates of acquisition, the results of the acquired businesses are reflected in our condensed consolidated financial statements. Pro forma results of the acquisitions were not material; therefore, they are not presented. Additionally, during the three months ended March 31, 2024, we received a post-closing working capital adjustment of $3.0 million related to a 2023 acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the commercial, industrial building, and residential construction industries; a sustained interruption in the operation of our information systems; cyber-attacks; volatility in the prices of industrial commodities; disruptions in our sources of supply; increased funding requirements and expenses related to our pension plan; the inability, or limitations on our ability, to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; a pandemic, epidemic, or other public health emergency; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Business Overview

Net sales for the first quarter of 2024 totaled $2,732.7 million, compared to $2,672.6 million for the first quarter of 2023, an increase of $60.1 million, or 2.2%. Gross margin for the three months ended March 31, 2024 increased $1.1 million, or 0.2%, to $548.0 million, compared to gross margin of $546.9 million for the same three-month period ended in 2023. Our gross margin rate was 20.1% for the three months ended March 31, 2024, compared to 20.5% 2023, decreasing primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $30.9 million, or 8.5%, to $392.6 million for the three months ended March 31, 2024, from $361.7 million for the three months ended March 31, 2023, primarily due to higher compensation and employee benefit expenses, as well as an increase in professional fees and information technology (“IT”) expenses associated with our multi-year, strategic business transformation project. SG&A expenses as a percentage of net sales increased to 14.4% for the first quarter of 2024, compared to 13.5% for the same quarter in 2023.

As a result of the increase in SG&A expenses, income from operations decreased $29.0 million, or 16.9%, to $142.7 million for the three months ended March 31, 2024, from $171.7 million for the same three-month period last year. Net income attributable to Graybar decreased by $19.6 million, or 15.7%, to $105.2 million for the first quarter of 2024 compared to $124.8 million for the same three-month period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by skilled labor shortages, inflation, interest rates, and economic uncertainty. Supply chain conditions are relatively stable, although extended lead times persist for certain product categories. We remain focused on providing exceptional service to our customers and managing our business wisely, while we pursue strategic investments in growth and business transformation that will strengthen our long-term position as an industry leader.

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Dollars	Percent	Dollars	Percent
Net Sales	$2,732.7	100.0%	$2,672.6	100.0%
Cost of merchandise sold	(2,184.7)	(79.9)	(2,125.7)	(79.5)
Gross Margin	548.0	20.1	546.9	20.5
Selling, general and administrative expenses	(392.6)	(14.4)	(361.7)	(13.5)
Depreciation and amortization	(19.3)	(0.7)	(14.3)	(0.6)
Other income, net	6.6	0.2	0.8	—
Income from Operations	142.7	5.2	171.7	6.4
Non-operating expenses, net	(0.4)	—	(2.8)	(0.1)
Income before Provision for Income Taxes	142.3	5.2	168.9	6.3
Provision for income taxes	(36.8)	(1.3)	(43.9)	(1.6)
Net Income	105.5	3.9	125.0	4.7
Net income attributable to noncontrolling interests	(0.3)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$105.2	3.9%	$124.8	4.7%

Net sales increased to $2,732.7 million for the three months ended March 31, 2024, compared to $2,672.6 million for the three months ended March 31, 2023, an increase of $60.1 million, or 2.2%.  Net sales in our construction vertical market increased by 7.7% for the three months ended March 31, 2024, compared to the same three-month period of 2023. Net sales in our CIG and industrial & utility vertical markets decreased by 8.0% and 0.5%, respectively, for the three months ended March 31, 2024, compared to the same three-month period of 2023.

Gross margin increased $1.1 million, or 0.2%, to $548.0 million from $546.9 million for the three months ended March 31, 2024, compared to the same period of 2023.  Our gross margin as a percentage of net sales was 20.1% for the three months ended March 31, 2024, down from 20.5% for the same three-month period in 2023, decreasing primarily due to competitive pricing pressures.

SG&A expenses increased $30.9 million, or 8.5%, to $392.6 million, for the three months ended March 31, 2024, compared to $361.7 million for the three months ended March 31, 2023, mainly due to higher compensation and employee benefit expenses, as well as an increase in professional fees and IT expenses associated with our multi-year, strategic business transformation project.

SG&A expenses as a percentage of net sales were 14.4% for the three months ended March 31, 2024, up from 13.5% for the three months ended March 31, 2023.

Depreciation and amortization for the three months ended March 31, 2024 increased $5.0 million, or 35.0%, to $19.3 million from $14.3 million for the same three-month period in 2023 primarily due to higher amortization expense of intangible assets and an increase in property, at cost.

Other income, net totaled $6.6 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023. Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to a $6.5 million gain on the sale of property, which had been previously classified as an asset held for sale, during the three-month period ended March 31, 2024.

Non-operating expenses, net decreased $2.4 million, or 85.7%, to $0.4 million for the three months ended March 31, 2024, compared to $2.8 million for the same period of 2023. The decrease was primarily due to interest income, net of $0.5 million for the three months ended March 31, 2024, compared to interest expense, net of $0.9 million for the three months ended March 31, 2023, and earnings on investments of $1.3 million during the three months ended March 31, 2024. The decrease in non-operating expenses, net was partially offset by an increase in non-service cost components of pension net periodic benefit costs of $0.4 million.

Income before provision for income taxes totaled $142.3 million for the three months ended March 31, 2024, a decrease of $26.6 million, or 15.7%, from $168.9 million for the three months ended March 31, 2023. The decrease was primarily due to our increase in SG&A expenses, partially offset by an increase in other income, net.

Our total provision for income taxes decreased $7.1 million, or 16.2%, to $36.8 million for the three months ended March 31, 2024, compared to $43.9 million for the same period in 2023.  The decrease in our provision for income taxes year over year resulted from decreased pretax income. Our year-to-date effective tax rate was 25.9% for the three months ended March 31, 2024 compared to 26.0% for the same period of 2023. The effective tax rate for the three months ended March 31, 2024 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three-month period ended March 31, 2024 decreased $19.6 million, or 15.7%, to $105.2 million from $124.8 million for the three months ended March 31, 2023.

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

Our cash and cash equivalents at March 31, 2024 were $167.5 million, compared to $98.6 million at December 31, 2023, an increase of $68.9 million, or 69.9%. The increase in cash on hand at March 31, 2024 from December 31, 2023 is reflective of strong cash flows from operating activities as a result of effective working capital management. As a result, we had no short-term borrowings at March 31, 2024 and December 31, 2023. Current assets exceeded current liabilities by $1,045.4 million at March 31, 2024, an increase of $24.8 million, or 2.4%, from $1,020.6 million at December 31, 2023.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2024 was $165.3 million, compared to net cash flows provided by operating activities of $47.0 million for the three months ended March 31, 2023, an increase of $118.3 million. Net cash provided by operating activities for the three months ended March 31, 2024 was primarily attributable to net income of $105.5 million, adjusted for non-cash depreciation and amortization expenses of $19.3 million, a decrease in merchandise inventory levels of $79.9 million and an increase in other current liabilities of $26.3 million during the three months ended March 31, 2024, partially offset by a decrease in accrued payroll and benefit costs of $53.6 million from December 31, 2023 to March 31, 2024.

The average number of days of sales in trade receivables for the three-month period ended March 31, 2024 improved moderately compared to the same three-month period ended March 31, 2023. The days in inventory improved significantly for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Investing Activities

Net cash used by investing activities totaled $92.5 million for the three months ended March 31, 2024, compared to net cash used by investing activities of $18.4 million for the same three-month period in 2023, an increase of $74.1 million. Cash used by investing activities for the three months ended March 31, 2024 was the result of amounts attributable to acquisitions of $84.1 million and capital expenditures of $21.3 million, partially offset by proceeds from the disposal of property of $12.9 million. Cash used by investing activities for the three months ended March 31, 2023 was primarily the result of capital expenditures of $18.6 million.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2024 totaled $3.9 million, compared to net cash provided by financing activities of $75.0 million for the three months ended March 31, 2023. There was no net change in short-term borrowings for the three months ended March 31, 2024, compared to a net increase in short-term borrowings of $76.2 million for the three months ended March 31, 2023. Cash dividends paid were $9.7 million during the three months ended March 31, 2024, compared to $8.0 million during the three months ended March 31, 2023.

Liquidity

Our cash and cash equivalents at March 31, 2024 were $167.5 million, compared to $98.6 million at December 31, 2023. We also had a $750.0 million unsecured, committed revolving credit facility (“Credit Agreement”) with $746.4 million in available capacity at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $150.0 million to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2024.

We have not issued any notes under the Shelf Agreements as of March 31, 2024 and December 31, 2023. For further discussion related to our Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $9.4 million outstanding at March 31, 2024 and December 31, 2023, respectively, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2024, we completed two acquisitions which operated under their own set of systems and internal controls. Management is in process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At March 31, 2024, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2024	74,168	$20.00	N/A
February 1 - February 29, 2024	96,628	$20.00	N/A
March 1 - March 31, 2024	100,804	$20.00	N/A
Total	271,600	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

GRAYBAR ELECTRIC COMPANY, INC.

May 1, 2024	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

May 1, 2024	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)