Form 10-Q
period 2024-06-30
GRAYBAR ELECTRIC CO INC
filed 2024-08-01
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2024: 32,239,888
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2024

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2024	2023	2024	2023
Net Sales	$3,005.3	$2,792.1	$5,738.0	$5,464.7
Cost of merchandise sold	(2,419.5)	(2,231.2)	(4,604.2)	(4,356.9)
Gross Margin	585.8	560.9	1,133.8	1,107.8
Selling, general and administrative expenses	(416.4)	(375.6)	(809.0)	(737.3)
Depreciation and amortization	(20.4)	(15.3)	(39.7)	(29.6)
Other income, net	1.0	1.1	7.6	1.9
Income from Operations	150.0	171.1	292.7	342.8
Non-operating expenses, net	(1.7)	(3.1)	(2.1)	(5.9)
Income before Provision for Income Taxes	148.3	168.0	290.6	336.9
Provision for income taxes	(37.7)	(43.6)	(74.5)	(87.5)
Net Income	110.6	124.4	216.1	249.4
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.5)	(0.4)
Net Income attributable to Graybar Electric Company, Inc.	$110.4	$124.2	$215.6	$249.0
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$3.42	$3.86	$6.66	$7.73
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding(A)	32.4	32.2	32.4	32.2

(A)Adjusted for the declaration of a 20% stock dividend in 2023, shares related to which were issued in February 2024. Prior to the adjustment, the average common shares outstanding were 26.8 million for the three and six months ended June 30, 2023.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2024	2023	2024	2023
Net Income	$110.6	$124.4	$216.1	$249.4
Other Comprehensive (Loss) Income
Foreign currency translation	(1.8)	3.6	(5.9)	3.7
Pension and postretirement benefits liability adjustments (net of tax of $(0.6), $(0.1), $(1.0) and $(0.2) respectively)	1.7	0.2	2.8	0.4
Total Other Comprehensive (Loss) Income	(0.1)	3.8	(3.1)	4.1
Comprehensive Income	$110.5	$128.2	$213.0	$253.5
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.3	0.4	0.5
Comprehensive Income attributable to Graybar Electric Company, Inc.	$110.3	$127.9	$212.6	$253.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2024	2023
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$140.9	$98.6
Trade receivables (less allowances of $12.9 and $13.6, respectively)			1,826.2	1,657.3
Merchandise inventory			843.9	908.4
Other current assets			90.5	79.6
Total Current Assets			2,901.5	2,743.9
Property, at cost
Land			96.4	97.4
Buildings			583.2	598.7
Furniture and fixtures			323.9	310.3
Software			160.2	158.7
Finance leases			13.3	13.4
Total Property, at cost			1,177.0	1,178.5
Accumulated depreciation and amortization			(693.6)	(678.6)
Net Property			483.4	499.9
Operating Lease Right-of-use Assets			211.0	219.2
Goodwill			224.8	179.0
Intangible Assets (less accumulated amortization of $49.5 and $38.0, respectively)			313.6	261.9
Other Non-current Assets			135.0	102.2
Total Assets			$4,269.3	$4,006.1
LIABILITIES
Current Liabilities
Trade accounts payable			1,405.4	1,255.3
Accrued payroll and benefit costs			117.8	192.1
Current operating lease liabilities			54.1	51.9
Other current liabilities			231.3	224.0
Total Current Liabilities			1,808.6	1,723.3
Postretirement Benefits Liability			56.1	55.9
Pension Liability			97.6	107.3
Non-current Operating Lease Liabilities			173.4	183.4
Other Non-current Liabilities			46.9	47.9
Total Liabilities			2,182.6	2,117.8
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2024	December 31, 2023
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	27,373,484	26,614,542
Issued to shareholders	5,643,127	5,518,543
In treasury, at cost	(756,006)	(69,174)
Outstanding Common Stock	32,260,605	32,063,911	645.2	641.3
Advance Payments on Subscriptions to Common Stock			1.4	—
Retained Earnings			1,613.3	1,417.1
Accumulated Other Comprehensive Loss			(180.9)	(177.9)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,079.0	1,880.5
Noncontrolling Interests			7.7	7.8
Total Shareholders’ Equity			2,086.7	1,888.3
Total Liabilities and Shareholders’ Equity			$4,269.3	$4,006.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2024	2023
Cash Flows from Operating Activities
Net Income	$216.1	$249.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.7	29.6
Non-cash operating lease expense	29.4	23.8
Deferred income taxes	(4.7)	2.6
Net gain on disposal of property	(6.6)	(0.3)
Losses on impairment of assets	—	0.3
Earnings on investment in employee deferred compensation trust	(0.7)	(0.2)
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Changes in assets and liabilities:
Trade receivables	(151.1)	32.6
Merchandise inventory	72.3	124.0
Other current assets	(10.8)	6.4
Other non-current assets	(29.3)	(1.2)
Trade accounts payable	145.1	(72.7)
Accrued payroll and benefit costs	(74.9)	(108.3)
Other current liabilities	3.6	(14.0)
Other non-current liabilities	(34.8)	(33.6)
Total adjustments to net income	(23.3)	(11.4)
Net cash provided by operating activities	192.8	238.0
Cash Flows from Investing Activities
Proceeds from disposal of property	13.5	0.6
Capital expenditures for property	(22.2)	(37.1)
Amounts attributable to acquisitions	(123.9)	(157.5)
Investment in employee deferred compensation trust	—	(25.0)
Net cash used by investing activities	(132.6)	(219.0)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	—	(18.6)
Principal payments under finance arrangements	(1.0)	(0.9)
Sales of common stock	19.0	16.9
Purchases of common stock	(13.7)	(11.5)
Purchases of noncontrolling interests’ common stock	(0.5)	(0.2)
Dividends paid	(19.4)	(16.1)
Contingent consideration paid	(2.3)	—
Net cash used by financing activities	(17.9)	(30.4)
Net Increase (Decrease) in Cash	42.3	(11.4)
Cash, Beginning of Year	98.6	69.4
Cash, End of Period	$140.9	$58.0

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.4
Acquisitions of assets under operating leases	$21.7	$25.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2023	$641.3	$—	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income			105.2		0.3	105.5
Other comprehensive loss				(2.9)	(0.1)	(3.0)
Stock issued	13.5					13.5
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
March 31, 2024	$649.4	$0.7	$1,512.6	$(180.8)	$7.8	$1,989.7
Net income			110.4		0.2	110.6
Other comprehensive loss				(0.1)	—	(0.1)
Stock issued	4.1					4.1
Stock purchased	(8.3)				(0.3)	(8.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
June 30, 2024	$645.2	$1.4	$1,613.3	$(180.9)	$7.7	$2,086.7

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2022	$531.8	$—	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income			124.8		0.2	125.0
Other comprehensive income				0.3	—	0.3
Stock issued	11.6					11.6
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		1.2				1.2
Dividends declared			(8.0)			(8.0)
March 31, 2023	$538.0	$1.2	$1,257.8	$(152.5)	$5.6	$1,650.1
Net income			124.2		0.2	124.4
Other comprehensive income				3.7	0.1	3.8
Stock issued	4.1					4.1
Stock purchased	(6.1)				—	(6.1)
Dividends declared			(8.1)			(8.1)
June 30, 2023	$536.0	$1.2	$1,373.9	$(148.8)	$5.9	$1,768.2

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the June 30, 2024 presentation. These changes consisted of aggregating current portion of long-term debt and other accrued taxes with other current liabilities, and aggregating long-term debt with other non-current liabilities within the December 31, 2023 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2023.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Construction	60.0%	57.5%	59.7%	56.9%
CIG	22.7	24.6	22.7	24.9
Industrial & Utility	17.3	17.9	17.6	18.2
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the June 30, 2024 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. In addition, for the three and six months ended June 30, 2024 and 2023, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $37.7 million and $74.5 million for the three and six months ended June 30, 2024, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.6% for the six months ended June 30, 2024 compared to 26.0% for the six months ended June 30, 2023.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Effective January 1, 2024, Pillar Two legislation was enacted or substantively enacted in certain jurisdictions. The Company reviewed the Pillar Two effective rates in all jurisdictions in which the Company operates and confirmed that these rates were all above 15%. Consequently, the Company has concluded that there will be no “top-up” tax liability for 2024.

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

5. DEBT

Revolving Credit Facility

At December 31, 2023, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

On June 26, 2024, we, along with Graybar Canada, amended the Credit Agreement, pursuant to the terms and conditions of a CDOR transition amendment (the “CDOR Amendment”), by and among Graybar, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.

The CDOR Amendment amended the Credit Agreement to, among other things, change the interest rate under the Credit Agreement for borrowings denominated in Canadian Dollars from a CDOR-based rate to a rate based on Canadian Overnight Repo Rate Average (CORRA), subject to the adjustments specified in the Credit Agreement.  Our borrowing availability remains unchanged under the revised Credit Agreement (the “Amended Credit Agreement”).

Interest on our borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the agreement) or (ii) term SOFR (as defined in the agreement, in the case of U.S. dollar-denominated borrowings) or (B) (i) the base rate or (ii) term CORRA (as defined in the agreement, in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable rate, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan from available tenors, up to six months, or automatically renew with the consent of the lenders.  Swing line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) term SOFR (or term CORRA, in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings).  In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit and other administrative matters.

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of June 30, 2024 and December 31, 2023.

At June 30, 2024, we had total debt of $3.7 million, of which $1.8 million was long-term debt. At December 31, 2023, we had total debt of $4.7 million, of which $2.8 million was long-term debt. There were no short-term borrowings as of June 30, 2024 and December 31, 2023, respectively.

Short-term borrowings outstanding during the six months ended June 30, 2024 ranged from no short-term borrowings to a maximum of $38.0 million. Short-term borrowings outstanding during the six months ended June 30, 2023 ranged from no short-term borrowings to a maximum of $175.0 million.

At June 30, 2024, we had unused lines of credit under the Amended Credit Agreement amounting to $746.0 million available, compared to $746.4 million at December 31, 2023 under the Credit Agreement. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.5 million for the three months ended June 30, 2024, compared to interest expense, net of $1.5 million for the three months ended June 30, 2023. We had interest income, net of $1.0 million for the six months ended June 30, 2024, compared to interest expense, net of $2.4 million for the six months ended June 30, 2023.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $200.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026.

We also have an uncommitted, unsecured private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of issuance. On June 25, 2024, we amended the MetLife Shelf Agreement to, among other things, increase availability from $150.0 million to $200.0 million, and extend the issuance period to June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2024 and December 31, 2023.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2024 and December 31, 2023.

Letters of Credit

We had total letters of credit of $9.8 million outstanding as of June 30, 2024, of which $4.0 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million as of December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Our funding policy is to make contributions to the Pension Plan, provided that the total annual contributions will not be less than the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 minimums or greater than the maximum tax-deductible amount, to review the contribution and funding strategy on a regular basis, and to allow discretionary contributions to be made by us from time to time.  The assets of the Pension Plan are invested primarily in fixed income investments and equity securities. We pay nonqualified pension benefits when they are due according to the terms of the supplemental benefit plan. We have an employee deferred compensation trust to meet funding obligations for nonqualified pension benefits to certain participants in the supplemental benefit plan. The assets of the employee deferred compensation trust are invested in highly liquid money market funds and U.S. Treasury securities.

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2024 and December 31, 2023.

The net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2024	2023	2024	2023
Selling, general and administrative expenses:
Service cost	$5.8	$6.3	$0.3	$0.4
Total selling, general and administrative expenses	$5.8	$6.3	$0.3	$0.4
Non-operating expenses, net:
Interest cost	$8.1	$7.9	$0.8	$0.8
Expected return on plan assets	(8.0)	(7.2)	—	—
Amortization of net actuarial loss	2.3	0.3	—	—
Total non-operating expenses, net	$2.4	$1.0	$0.8	$0.8
Net periodic benefit cost	$8.2	$7.3	$1.1	$1.2

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2024	2023	2024	2023
Selling, general and administrative expenses:
Service cost	$11.3	$12.2	$0.7	$0.7
Total selling, general and administrative expenses	$11.3	$12.2	$0.7	$0.7
Non-operating expenses, net:
Interest cost	$16.0	$15.9	$1.6	$1.7
Expected return on plan assets	(16.0)	(14.5)	—	—
Amortization of net actuarial loss	3.8	0.6	—	—
Total non-operating expenses, net	$3.8	$2.0	$1.6	$1.7
Net periodic benefit cost	$15.1	$14.2	$2.3	$2.4

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2024 and 2023. Contributions made during the six-month periods ended June 30, 2024 and 2023 totaled $21.1 million and $23.9 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2024, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2024, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.7 million and $8.1 million for the three months ended June 30, 2024 and 2023, respectively. Cash dividends paid were $19.4 million and $16.1 million for the six months ended June 30, 2024 and 2023, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2024 and December 31, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$2.3	$0.3
Tax benefit	(0.6)	(0.1)
Total reclassifications for the period, net of tax	$1.7	$0.2

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$3.8	$0.6
Tax benefit	(1.0)	(0.2)
Total reclassifications for the period, net of tax	$2.8	$0.4

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(14.6)	$(166.2)	$(180.8)	$(14.5)	$(138.0)	$(152.5)
Other comprehensive (loss) income before reclassifications	(1.8)	—	(1.8)	3.5	—	3.5
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.6) and $(0.1))	—	1.7	1.7	—	0.2	0.2
Net current-period other comprehensive (loss) income	(1.8)	1.7	(0.1)	3.5	0.2	3.7
Ending balance June 30,	$(16.4)	$(164.5)	$(180.9)	$(11.0)	$(137.8)	$(148.8)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10.6)	$(167.3)	$(177.9)	$(14.6)	$(138.2)	$(152.8)
Other comprehensive (loss) income before reclassifications	(5.8)	—	(5.8)	3.6	—	3.6
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.0) and $(0.2))	—	2.8	2.8	—	0.4	0.4
Net current-period other comprehensive (loss) income	(5.8)	2.8	(3.0)	3.6	0.4	4.0
Ending balance June 30,	$(16.4)	$(164.5)	$(180.9)	$(11.0)	$(137.8)	$(148.8)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At June 30, 2024 and December 31, 2023, we had $2.3 million and $38.4 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.3 million and $38.4 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

10. ACQUISITIONS

During the six months ended June 30, 2024, we completed three acquisitions for a combined preliminary purchase price of $126.9 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in $49.0 million and $63.5 million of tax-deductible goodwill and other intangible assets, respectively. The acquisitions were funded with cash on hand. Since the dates of acquisition, the results of the acquired businesses are reflected in our condensed consolidated financial statements. Pro forma results of the acquisitions were not material; therefore, they are not presented. Additionally, during the six months ended June 30, 2024, we received a post-closing working capital adjustment of $3.0 million related to a 2023 acquisition.

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

Business Overview

Graybar achieved record net sales of $3,005.3 million for the three months ended June 30, 2024. This was an increase of $213.2 million, or 7.6%, over the same quarter last year. This was the first time that the Company exceeded $3.0 billion in net sales for a quarter. Gross margin for the second quarter of 2024 increased $24.9 million, or 4.4%, to $585.8 million, compared to gross margin of

$560.9 million for the same three-month period ended June 30, 2023. Our gross margin rate decreased to 19.5% for the second quarter of 2024, compared to 20.1% for the second quarter of 2023, primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $40.8 million, or 10.9%, to $416.4 million for the three months ended June 30, 2024 from $375.6 million for the three months ended June 30, 2023, primarily due to higher compensation costs and information technology (“IT”) expenses and consulting fees related to Graybar Connect, our multi-year, strategic business transformation project (“Graybar Connect”). SG&A expenses as a percentage of net sales increased to 13.9% for the second quarter of 2024, compared to 13.5% for the same three-month period in 2023.

Income from operations decreased $21.1 million, or 12.3%, to $150.0 million for the three months ended June 30, 2024, from $171.1 million for the same three-month period last year. Since the increase in gross margin was less than the increase in SG&A expenses, net income attributable to Graybar for the three months ended June 30, 2024 decreased by $13.8 million, or 11.1%, to $110.4 million for the three months ended June 30, 2024, compared to $124.2 million for the same three-month period last year.

Net sales for the six months ended June 30, 2024 were $5,738.0 million, an increase of $273.3 million, or 5.0%, from net sales of $5,464.7 million for the same six-month period last year. Gross margin for the six months ended June 30, 2024 was $1,133.8 million, an increase of $26.0 million, or 2.3%, compared to gross margin of $1,107.8 million for the same six-month period last year. Gross margin rate was 19.8% for the six-month period ended June 30, 2024. Net income attributable to Graybar for the six months ended June 30, 2024 was $215.6 million, a decrease of $33.4 million, or 13.4%, from net income attributable to Graybar of $249.0 million for the same six-month period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by ongoing skilled labor shortages, rising costs and economic uncertainty. As we invest in our long-term growth and Graybar Connect, we remain focused on serving our customers, managing our business wisely, and pursuing opportunities to strengthen our industry leadership position.

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Dollars	Percent	Dollars	Percent
Net Sales	$3,005.3	100.0%	$2,792.1	100.0%
Cost of merchandise sold	(2,419.5)	(80.5)	(2,231.2)	(79.9)
Gross Margin	585.8	19.5	560.9	20.1
Selling, general and administrative expenses	(416.4)	(13.9)	(375.6)	(13.5)
Depreciation and amortization	(20.4)	(0.7)	(15.3)	(0.5)
Other income, net	1.0	0.1	1.1	—
Income from Operations	150.0	5.0	171.1	6.1
Non-operating expenses, net	(1.7)	(0.1)	(3.1)	(0.1)
Income before Provision for Income Taxes	148.3	4.9	168.0	6.0
Provision for income taxes	(37.7)	(1.2)	(43.6)	(1.6)
Net Income	110.6	3.7	124.4	4.4
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$110.4	3.7%	$124.2	4.4%

Net sales increased to $3,005.3 million for the quarter ended June 30, 2024, compared to $2,792.1 million for the quarter ended June 30, 2023, an increase of $213.2 million, or 7.6%.  For the three months ended June 30, 2024, net sales in our construction and industrial & utility vertical markets increased by 12.3% and 4.5%, respectively, when compared to the same three-month period of 2023. Net sales in our CIG vertical market decreased by 1.0% when compared to the same three-month period of 2023.

Gross margin increased $24.9 million, or 4.4%, to $585.8 million from $560.9 million for the three months ended June 30, 2024, compared to the same period of 2023. Our gross margin as a percentage of net sales was 19.5% for the three months ended June 30,

2024, down from 20.1% for the same three-month period in 2023. The decrease in gross margin rate was primarily due to competitive pricing pressures.

SG&A expenses increased $40.8 million, or 10.9%, to $416.4 million in the second quarter of 2024 from $375.6 million in the second quarter of 2023, primarily due to higher compensation costs, and an increase in IT expenses and consulting fees associated with Graybar Connect.  SG&A expenses as a percentage of net sales were 13.9% for the three months ended June 30, 2024, up from 13.5% for the three months ended June 30, 2023.

Depreciation and amortization for the three months ended June 30, 2024 increased $5.1 million, or 33.3%, to $20.4 million from $15.3 million, compared to the same period in 2023 primarily due to higher amortization expense of intangible assets and an increase in property, at cost.

Income before provision for income taxes totaled $148.3 million for the three months ended June 30, 2024, a decrease of $19.7 million, or 11.7%, from $168.0 million for the three months ended June 30, 2023 primarily due to our increase in SG&A expenses, partially offset by our increase in gross margin.

Our total provision for income taxes decreased $5.9 million, or 13.5%, to $37.7 million for the three months ended June 30, 2024, compared to $43.6 million for the same period of 2023.  This decrease in our provision for income taxes was due to lower pretax income. Our effective tax rate was 25.4% for the three months ended June 30, 2024, compared to 26.0% for the same period of 2023. The effective tax rate for the three months ended June 30, 2024 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2024 decreased $13.8 million, or 11.1%, to $110.4 million from $124.2 million for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Dollars	Percent	Dollars	Percent
Net Sales	$5,738.0	100.0%	$5,464.7	100.0%
Cost of merchandise sold	(4,604.2)	(80.2)	(4,356.9)	(79.7)
Gross Margin	1,133.8	19.8	1,107.8	20.3
Selling, general and administrative expenses	(809.0)	(14.1)	(737.3)	(13.5)
Depreciation and amortization	(39.7)	(0.7)	(29.6)	(0.5)
Other income, net	7.6	0.1	1.9	—
Income from Operations	292.7	5.1	342.8	6.3
Non-operating expenses, net	(2.1)	—	(5.9)	(0.1)
Income before Provision for Income Taxes	290.6	5.1	336.9	6.2
Provision for income taxes	(74.5)	(1.3)	(87.5)	(1.6)
Net Income	216.1	3.8	249.4	4.6
Net income attributable to noncontrolling interests	(0.5)	—	(0.4)	—
Net Income attributable to Graybar Electric Company, Inc.	$215.6	3.8%	$249.0	4.6%

Net sales increased to $5,738.0 million for the six months ended June 30, 2024, compared to $5,464.7 million for the six months ended June 30, 2023, an increase of $273.3 million, or 5.0%.  Net sales in our construction and industrial & utility vertical markets increased by 10.3%, and 1.4%, respectively, for the six months ended June 30, 2024, compared to the same six-month period of 2023. Net sales in our CIG vertical market decreased by 4.4% for the six months ended June 30, 2024, compared to the same six-month period of 2023.

Gross margin increased $26.0 million, or 2.3%, to $1,133.8 million from $1,107.8 million for the six months ended June 30, 2024, compared to the same period of 2023.  Our gross margin as a percentage of net sales was 19.8% for the six months ended June 30, 2024, down from 20.3% for the same six-month period in 2023 primarily due to competitive pricing pressures.

SG&A expenses increased $71.7 million, or 9.7%, to $809.0 million, for the six months ended June 30, 2024, compared to $737.3 million for the six months ended June 30, 2023, mainly due to higher compensation costs, as well as an increase in IT expenses and consulting fees associated with Graybar Connect.  SG&A expenses as a percentage of net sales were 14.1% for the six months ended June 30, 2024, up from 13.5% for the six months ended June 30, 2023.

Depreciation and amortization for the six months ended June 30, 2024 increased $10.1 million, or 34.1%, to $39.7 million from $29.6 million for the same six-month period in 2023 primarily due to higher amortization expense of intangible assets and an increase in property, at cost.

Other income, net totaled $7.6 million for the six months ended June 30, 2024, compared to $1.9 million for the six months ended June 30, 2023. Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to a $6.5 million gain on the sale of property, which had been previously classified as an asset held for sale, during the six-month period ended June 30, 2024.

Income before provision for income taxes totaled $290.6 million for the six months ended June 30, 2024, a decrease of $46.3 million, or 13.7%, from $336.9 million for the six months ended June 30, 2023. The decrease was primarily due to our increase in SG&A expenses, partially offset by our increase in gross margin.

Our total provision for income taxes decreased $13.0 million, or 14.9%, to $74.5 million for the six months ended June 30, 2024, compared to $87.5 million for the same period in 2023.  The decrease in our provision for income taxes year over year resulted from decreased pretax income. Our year-to-date effective tax rate was 25.6% for the six months ended June 30, 2024 compared to 26.0% for 2023. The effective tax rate for the six months ended June 30, 2024 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2024 decreased $33.4 million, or 13.4%, to $215.6 million from $249.0 million for the six months ended June 30, 2023.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, fund acquisitions, finance anticipated capital expenditures, pay dividends, make benefit payments, finance information technology needs, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels, maintain an optimal cost of capital and invest in strategic long-term growth plans.

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term borrowings on our revolving credit facility, if necessary.  Acquisitions and capital expenditures have been financed primarily with cash from working capital management and short-term borrowings on our revolving credit facility.

Our cash and cash equivalents at June 30, 2024 were $140.9 million, compared to $98.6 million at December 31, 2023, an increase of $42.3 million, or 42.9%. The increase in cash on hand at June 30, 2024 from December 31, 2023 is reflective of strong cash flows from operating activities as a result of effective working capital management. As a result, we had no short-term borrowings at June 30, 2024 and December 31, 2023. Current assets exceeded current liabilities by $1,092.9 million at June 30, 2024, an increase of $72.3 million, or 7.1%, from $1,020.6 million at December 31, 2023.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2024 was $192.8 million, compared to net cash flows provided by operating activities of $238.0 million for the six months ended June 30, 2023, a decrease of $45.2 million. Net cash provided by operating activities for the six months ended June 30, 2024 was primarily attributable to net income of $216.1 million, adjusted for non-cash depreciation and amortization expenses of $39.7 million, an increase in trade accounts payable of $145.1 million and a decrease in merchandise inventory levels of $72.3 million during the six months ended June 30, 2024, partially offset by an increase in trade receivables of $151.1 million and decreases in accrued payroll and benefit costs of $74.9 million and other non-current liabilities of $34.8 million from December 31, 2023 to June 30, 2024.

The average number of days of sales in trade receivables for the quarter ended June 30, 2024 increased moderately compared to the quarter ended June 30, 2023. The days in inventory improved significantly for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023.

Investing Activities

Net cash used by investing activities totaled $132.6 million for the six months ended June 30, 2024, compared to net cash used by investing activities of $219.0 million for the same six-month period in 2023, a decrease of $86.4 million. Cash used by investing activities for the six months ended June 30, 2024 was the result of amounts attributable to acquisitions of $123.9 million and capital expenditures of $22.2 million, partially offset by proceeds from the disposal of property of $13.5 million. Cash used by investing activities for the six months ended June 30, 2023 was primarily the result of amounts attributable to acquisitions of $157.5 million, capital expenditures of $37.1 million, and an investment in an employee deferred compensation trust of $25.0 million.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2024 totaled $17.9 million, compared to net cash used by financing activities of $30.4 million for the six months ended June 30, 2023. There was no net change in short-term borrowings for the six months ended June 30, 2024, compared to a net decrease in short-term borrowings of $18.6 million for the six months ended June 30, 2023. Cash dividends paid were $19.4 million during the six months ended June 30, 2024, compared to $16.1 million during the six months ended June 30, 2023.

Liquidity

Our cash and cash equivalents at June 30, 2024 were $140.9 million, compared to $98.6 million at December 31, 2023. We also had a $750.0 million unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $746.0 million in available capacity at June 30, 2024, compared to available capacity of $746.4 million at December 31, 2023 under the Credit Agreement. At June 30, 2024 and December 31, 2023, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 25, 2024, we amended the MetLife Shelf Agreement to, among other things, increase availability from $150.0 million to $200.0 million, and extend the issuance period to June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of June 30, 2024 and December 31, 2023. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $9.8 million outstanding at June 30, 2024 of which $4.0 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million at December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the six months ended June 30, 2024, we completed three acquisitions which operated under their own set of systems and internal controls. Management is in process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2024, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2024	122,421	$20.00	N/A
May 1 - May 31, 2024	122,602	$20.00	N/A
June 1 - June 30, 2024	170,209	$20.00	N/A
Total	415,232	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation, as amended to date.

3.2	By-laws as amended through March 8, 2023, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K dated March 8, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

4

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10.1

CDOR Transition Amendment to Credit Agreement, dated as of June 26, 2024, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer.

10.2	Amendment No. 4 to Private Shelf Agreement, dated June 25, 2024, among the Company and MetLife Investment Management, LLC and MetLife Investment Management Limited and any MetLife affiliates.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 1, 2024	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 1, 2024	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)