Form 10-Q
period 2024-09-30
GRAYBAR ELECTRIC CO INC
filed 2024-10-28
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2024: 32,113,992
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2024

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2024	2023	2024	2023
Net Sales	$2,979.5	$2,852.6	$8,717.5	$8,317.3
Cost of merchandise sold	(2,382.3)	(2,283.7)	(6,986.5)	(6,640.6)
Gross Margin	597.2	568.9	1,731.0	1,676.7
Selling, general and administrative expenses	(426.8)	(389.6)	(1,235.8)	(1,126.9)
Depreciation and amortization	(20.2)	(18.0)	(59.9)	(47.6)
Other income, net	1.1	1.6	8.7	3.5
Income from Operations	151.3	162.9	444.0	505.7
Non-operating expenses, net	(0.8)	(2.7)	(2.9)	(8.6)
Income before Provision for Income Taxes	150.5	160.2	441.1	497.1
Provision for income taxes	(40.0)	(42.1)	(114.5)	(129.6)
Net Income	110.5	118.1	326.6	367.5
Net income attributable to noncontrolling interests	(0.3)	(0.4)	(0.8)	(0.8)
Net Income attributable to Graybar Electric Company, Inc.	$110.2	$117.7	$325.8	$366.7
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$3.42	$3.67	$10.08	$11.40
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding(A)	32.2	32.1	32.3	32.2

(A)Adjusted for the declaration of a 20% stock dividend in 2023, shares related to which were issued in February 2024. Prior to the adjustment, the average common shares outstanding were 26.7 million and 26.8 million for the three and nine months ended September 30, 2023.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2024	2023	2024	2023
Net Income	$110.5	$118.1	$326.6	$367.5
Other Comprehensive Income (Loss)
Foreign currency translation	2.4	(4.4)	(3.5)	(0.7)
Pension and postretirement benefits liability adjustments (net of tax of $(0.5), $(—), $(1.5) and $(0.2) respectively)	1.4	0.3	4.2	0.7
Total Other Comprehensive Income (Loss)	3.8	(4.1)	0.7	—
Comprehensive Income	$114.3	$114.0	$327.3	$367.5
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.4	0.1	0.8	0.6
Comprehensive Income attributable to Graybar Electric Company, Inc.	$113.9	$113.9	$326.5	$366.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2024	2023
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$202.4	$98.6
Trade receivables (less allowances of $13.7 and $13.6, respectively)			1,813.4	1,657.3
Merchandise inventory			893.2	908.4
Other current assets			102.3	79.6
Total Current Assets			3,011.3	2,743.9
Property, at cost
Land			96.0	97.4
Buildings			585.8	598.7
Furniture and fixtures			335.6	310.3
Software			161.1	158.7
Finance leases			7.2	13.4
Total Property, at cost			1,185.7	1,178.5
Accumulated depreciation and amortization			(700.2)	(678.6)
Net Property			485.5	499.9
Operating Lease Right-of-use Assets			222.2	219.2
Goodwill			230.9	179.0
Intangible Assets (less accumulated amortization of $55.8 and $38.0, respectively)			319.1	261.9
Other Non-current Assets			130.2	102.2
Total Assets			$4,399.2	$4,006.1
LIABILITIES
Current Liabilities
Trade accounts payable			1,376.4	1,255.3
Accrued payroll and benefit costs			173.4	192.1
Current operating lease liabilities			54.8	51.9
Other current liabilities			234.1	224.0
Total Current Liabilities			1,838.7	1,723.3
Postretirement Benefits Liability			56.2	55.9
Pension Liability			83.2	107.3
Non-current Operating Lease Liabilities			184.6	183.4
Other Non-current Liabilities			46.7	47.9
Total Liabilities			2,209.4	2,117.8
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2024	December 31, 2023
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	27,539,105	26,614,542
Issued to shareholders	5,675,278	5,518,543
In treasury, at cost	(1,028,114)	(69,174)
Outstanding Common Stock	32,186,269	32,063,911	643.7	641.3
Advance Payments on Subscriptions to Common Stock			1.4	—
Retained Earnings			1,713.8	1,417.1
Accumulated Other Comprehensive Loss			(177.2)	(177.9)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,181.7	1,880.5
Noncontrolling Interests			8.1	7.8
Total Shareholders’ Equity			2,189.8	1,888.3
Total Liabilities and Shareholders’ Equity			$4,399.2	$4,006.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2024	2023
Cash Flows from Operating Activities
Net Income	$326.6	$367.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59.9	47.6
Non-cash operating lease expense	44.5	36.8
Deferred income taxes	15.2	22.5
Net gain on disposal of property	(6.2)	(0.5)
Losses on impairment of assets	—	0.4
Earnings on investment in employee deferred compensation trust	(1.0)	(0.5)
Net income attributable to noncontrolling interests	(0.8)	(0.8)
Changes in assets and liabilities:
Trade receivables	(133.4)	(10.1)
Merchandise inventory	26.7	162.9
Other current assets	(22.6)	1.7
Other non-current assets	(44.8)	(1.1)
Trade accounts payable	112.1	(27.2)
Accrued payroll and benefit costs	(19.3)	(57.4)
Other current liabilities	9.8	(5.6)
Non-current liabilities	(62.5)	(119.7)
Total adjustments to net income	(22.4)	49.0
Net cash provided by operating activities	304.2	416.5
Cash Flows from Investing Activities
Proceeds from disposal of property	13.7	0.8
Capital expenditures for property	(37.9)	(58.7)
Amounts attributable to acquisitions	(146.3)	(380.2)
Investment in employee deferred compensation trust	(0.6)	(25.0)
Net cash used by investing activities	(171.1)	(463.1)
Cash Flows from Financing Activities
Net increase in short-term borrowings	—	70.4
Principal payments under finance arrangements	(1.2)	(1.3)
Sales of common stock	23.0	20.3
Purchases of common stock	(19.2)	(16.0)
Sales of noncontrolling interests’ common stock	—	1.5
Purchases of noncontrolling interests’ common stock	(0.5)	(0.2)
Dividends paid	(29.1)	(24.2)
Contingent consideration paid	(2.3)	—
Net cash (used) provided by financing activities	(29.3)	50.5
Net Increase in Cash	103.8	3.9
Cash, Beginning of Year	98.6	69.4
Cash, End of Period	$202.4	$73.3

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.5
Acquisitions of assets under operating leases	$47.3	$53.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2023	$641.3	$—	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income			105.2		0.3	105.5
Other comprehensive loss				(2.9)	(0.1)	(3.0)
Stock issued	13.5					13.5
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
March 31, 2024	$649.4	$0.7	$1,512.6	$(180.8)	$7.8	$1,989.7
Net income			110.4		0.2	110.6
Other comprehensive loss				(0.1)	—	(0.1)
Stock issued	4.1					4.1
Stock purchased	(8.3)				(0.3)	(8.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
June 30, 2024	$645.2	$1.4	$1,613.3	$(180.9)	$7.7	$2,086.7
Net income			110.2		0.3	110.5
Other comprehensive income				3.7	0.1	3.8
Stock issued	4.0				—	4.0
Stock purchased	(5.5)				—	(5.5)
Dividends declared			(9.7)			(9.7)
September 30, 2024	$643.7	$1.4	$1,713.8	$(177.2)	$8.1	$2,189.8

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the September 30, 2024 presentation. These changes consisted of aggregating current portion of long-term debt and other accrued taxes with other current liabilities, and aggregating long-term debt with other non-current liabilities within the December 31, 2023 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2023.

New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to provide enhanced disclosures of significant segment expenses and other segment items. Public entities with a single reportable segment must provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance shall be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact of adopting the Update to our required disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Unless we choose to adopt these provisions early, the guidance is effective for annual periods beginning after December 15, 2024 and shall be applied on a prospective basis. We are currently evaluating the impact of this Update on our consolidated financial statements and expect expansion of our income tax footnote disclosures.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Construction	60.0%	59.4%	59.8%	57.8%
CIG	21.9	22.7	22.4	24.1
Industrial & Utility	18.1	17.9	17.8	18.1
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2024 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023. In addition, for the three and nine months ended September 30, 2024 and 2023, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $40.0 million and $114.5 million for the three and nine months ended September 30, 2024, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 26.0% for the nine months ended September 30, 2024 compared to 26.1% for the nine months ended September 30, 2023.

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

Our federal income tax returns for the tax years 2021 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2020 federal return expired on October 15, 2024. Our state income tax returns for 2019 through 2023 remain subject to examination by various state authorities with the latest period closing on December 31, 2028.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2019.

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

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of September 30, 2024 and December 31, 2023.

At September 30, 2024, we had total debt of $2.4 million, of which $0.9 million was long-term debt. At December 31, 2023, we had total debt of $4.7 million, of which $2.8 million was long-term debt. There were no short-term borrowings as of September 30, 2024 and December 31, 2023, respectively.

Short-term borrowings outstanding during the nine months ended September 30, 2024 ranged from no short-term borrowings to a maximum of $38.0 million. Short-term borrowings outstanding during the nine months ended September 30, 2023 ranged from no short-term borrowings to a maximum of $232.0 million.

At September 30, 2024, we had unused lines of credit under the Amended Credit Agreement amounting to $744.7 million available, compared to $746.4 million at December 31, 2023 under the Credit Agreement. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.6 million for the three months ended September 30, 2024, compared to interest expense, net of $1.5 million for the three months ended September 30, 2023. We had interest income, net of $1.6 million for the nine months ended September 30, 2024, compared to interest expense, net of $3.9 million for the nine months ended September 30, 2023.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2024 and December 31, 2023.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2024 and December 31, 2023.

Letters of Credit

We had total letters of credit of $11.1 million outstanding as of September 30, 2024, of which $5.3 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million as of December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2024 and December 31, 2023.

The net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2024	2023	2024	2023
Selling, general and administrative expenses:
Service cost	$5.7	$6.1	$0.4	$0.3
Total selling, general and administrative expenses	$5.7	$6.1	$0.4	$0.3
Non-operating expenses, net:
Interest cost	$8.0	$8.0	$0.8	$0.9
Expected return on plan assets	(8.0)	(7.2)	—	—
Amortization of net actuarial loss	1.9	0.3	—	—
Total non-operating expenses, net	$1.9	$1.1	$0.8	$0.9
Net periodic benefit cost	$7.6	$7.2	$1.2	$1.2

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2024	2023	2024	2023
Selling, general and administrative expenses:
Service cost	$17.0	$18.3	$1.1	$1.0
Total selling, general and administrative expenses	$17.0	$18.3	$1.1	$1.0
Non-operating expenses, net:
Interest cost	$24.0	$23.9	$2.4	$2.6
Expected return on plan assets	(24.0)	(21.7)	—	—
Amortization of net actuarial loss	5.7	0.9	—	—
Total non-operating expenses, net	$5.7	$3.1	$2.4	$2.6
Net periodic benefit cost	$22.7	$21.4	$3.5	$3.6

We made qualified and nonqualified pension contributions totaling $20.0 million during the three-month period ended September 30, 2024 and contributions totaling $80.0 million during the three-month period ended September 30, 2023. Contributions made during the nine-month periods ended September 30, 2024 and 2023 totaled $41.1 million and $103.9 million, respectively. No additional contributions are expected to be paid during the remainder of 2024, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2024, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.7 million and $8.1 million for the three months ended September 30, 2024 and 2023, respectively. Cash dividends paid were $29.1 million and $24.2 million for the nine months ended September 30, 2024 and 2023, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2024 and December 31, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$1.9	$0.3
Tax benefit	(0.5)	—
Total reclassifications for the period, net of tax	$1.4	$0.3

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$5.7	$0.9
Tax benefit	(1.5)	(0.2)
Total reclassifications for the period, net of tax	$4.2	$0.7

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(16.4)	$(164.5)	$(180.9)	$(11.0)	$(137.8)	$(148.8)
Other comprehensive income (loss) before reclassifications	2.3	—	2.3	(4.1)	—	(4.1)
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.5) and $(—))	—	1.4	1.4	—	0.3	0.3
Net current-period other comprehensive income (loss)	2.3	1.4	3.7	(4.1)	0.3	(3.8)
Ending balance September 30,	$(14.1)	$(163.1)	$(177.2)	$(15.1)	$(137.5)	$(152.6)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10.6)	$(167.3)	$(177.9)	$(14.6)	$(138.2)	$(152.8)
Other comprehensive loss before reclassifications	(3.5)	—	(3.5)	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.5) and $(0.2))	—	4.2	4.2	—	0.7	0.7
Net current-period other comprehensive (loss) income	(3.5)	4.2	0.7	(0.5)	0.7	0.2
Ending balance September 30,	$(14.1)	$(163.1)	$(177.2)	$(15.1)	$(137.5)	$(152.6)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At September 30, 2024 and December 31, 2023, we had $2.3 million and $38.4 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.3 million and $38.4 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

10. ACQUISITIONS

During the nine months ended September 30, 2024, we completed four acquisitions for a combined preliminary purchase price of $149.3 million in cash, net of cash acquired. The preliminary purchase price allocation resulted in $55.1 million and $75.2 million of tax-deductible goodwill and other intangible assets, respectively. The acquisitions were funded with cash on hand. Since the dates of acquisition, the results of the acquired businesses are reflected in our condensed consolidated financial statements. Pro forma results of the acquisitions were not material; therefore, they are not presented. Additionally, during the nine months ended September 30, 2024, we received a post-closing working capital adjustment of $3.0 million related to a 2023 acquisition.

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

Business Overview

Graybar net sales for the three months ended September 30, 2024 totaled $2,979.5 million compared to $2,852.6 million for the three months ended September 30, 2023, an increase of $126.9 million, or 4.4%. Gross margin for the third quarter of 2024 increased

$28.3 million, or 5.0%, to $597.2 million, compared to gross margin of $568.9 million for the same three-month period ended September 30, 2023. Our gross margin rate was 20.0% for the third quarter of 2024, compared to 19.9% for the third quarter of 2023.

Selling, general and administrative (“SG&A”) expenses increased $37.2 million, or 9.5%, to $426.8 million for the three months ended September 30, 2024 from $389.6 million for the three months ended September 30, 2023, primarily due to higher compensation costs and information technology (“IT”) expenses and consulting fees related to Graybar Connect, our multi-year, strategic business transformation project (“Graybar Connect”). SG&A expenses as a percentage of net sales increased to 14.3% for the third quarter of 2024, compared to 13.7% for the same three-month period in 2023.

Income from operations decreased $11.6 million, or 7.1%, to $151.3 million for the three months ended September 30, 2024, from $162.9 million for the same three-month period last year. The increase in gross margin was less than the increase in SG&A expenses, resulting in a decrease in net income attributable to Graybar for the three months ended September 30, 2024 of $7.5 million, or 6.4%, to $110.2 million for the three months ended September 30, 2024, compared to $117.7 million for the same three-month period last year.

Net sales for the nine months ended September 30, 2024 were $8,717.5 million, an increase of $400.2 million, or 4.8%, from net sales of $8,317.3 million for the same nine-month period last year. Gross margin for the nine months ended September 30, 2024 was $1,731.0 million, an increase of $54.3 million, or 3.2%, compared to gross margin of $1,676.7 million for the same nine-month period last year. Gross margin rate was 19.9% for the nine-month period ended September 30, 2024, compared to 20.2% for the nine months ended September 30, 2023. Net income attributable to Graybar for the nine months ended September 30, 2024 was $325.8 million, a decrease of $40.9 million, or 11.2%, from net income attributable to Graybar of $366.7 million for the same nine-month period last year.

We continue to see demand for our products and services, even as the markets we serve are affected by ongoing skilled labor shortages, rising costs and economic uncertainty. As we invest in our long-term growth and Graybar Connect, we remain focused on serving our customers, managing our business wisely, and pursuing opportunities to strengthen our industry leadership position.

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Dollars	Percent	Dollars	Percent
Net Sales	$2,979.5	100.0%	$2,852.6	100.0%
Cost of merchandise sold	(2,382.3)	(80.0)	(2,283.7)	(80.1)
Gross Margin	597.2	20.0	568.9	19.9
Selling, general and administrative expenses	(426.8)	(14.3)	(389.6)	(13.7)
Depreciation and amortization	(20.2)	(0.7)	(18.0)	(0.6)
Other income, net	1.1	0.1	1.6	0.1
Income from Operations	151.3	5.1	162.9	5.7
Non-operating expenses, net	(0.8)	—	(2.7)	(0.1)
Income before Provision for Income Taxes	150.5	5.1	160.2	5.6
Provision for income taxes	(40.0)	(1.4)	(42.1)	(1.5)
Net Income	110.5	3.7	118.1	4.1
Net income attributable to noncontrolling interests	(0.3)	—	(0.4)	—
Net Income attributable to Graybar Electric Company, Inc.	$110.2	3.7%	$117.7	4.1%

Net sales increased to $2,979.5 million for the quarter ended September 30, 2024, compared to $2,852.6 million for the quarter ended September 30, 2023, an increase of $126.9 million, or 4.4%.  For the three months ended September 30, 2024, net sales in our construction, CIG, and industrial & utility vertical markets increased by 5.5%, 0.9%, and 5.5%, respectively, when compared to the same three-month period of 2023.

Gross margin increased $28.3 million, or 5.0%, to $597.2 million from $568.9 million for the three months ended September 30, 2024, compared to the same period of 2023. Our gross margin as a percentage of net sales was 20.0% for the three months ended September 30, 2024, up from 19.9% for the same three-month period in 2023.

SG&A expenses increased $37.2 million, or 9.5%, to $426.8 million in the third quarter of 2024 from $389.6 million in the third quarter of 2023, primarily due to higher compensation costs, and an increase in IT expenses and consulting fees associated with Graybar Connect.  SG&A expenses as a percentage of net sales were 14.3% for the three months ended September 30, 2024, up from 13.7% for the three months ended September 30, 2023.

Depreciation and amortization for the three months ended September 30, 2024 increased $2.2 million, or 12.2%, to $20.2 million from $18.0 million, compared to the same period in 2023 primarily due to higher amortization expense of intangible assets associated with our acquisitions and an increase in property, at cost.

Income before provision for income taxes totaled $150.5 million for the three months ended September 30, 2024, a decrease of $9.7 million, or 6.1%, from $160.2 million for the three months ended September 30, 2023 primarily due to our increase in SG&A expenses, partially offset by our increase in gross margin.

Our total provision for income taxes decreased $2.1 million, or 5.0%, to $40.0 million for the three months ended September 30, 2024, compared to $42.1 million for the same period of 2023.  This decrease in our provision for income taxes was due to lower pretax income. Our effective tax rate was 26.6% for the three months ended September 30, 2024, compared to 26.3% for the same period of 2023. The effective tax rate for the three months ended September 30, 2024 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2024 decreased $7.5 million, or 6.4%, to $110.2 million from $117.7 million for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Dollars	Percent	Dollars	Percent
Net Sales	$8,717.5	100.0%	$8,317.3	100.0%
Cost of merchandise sold	(6,986.5)	(80.1)	(6,640.6)	(79.8)
Gross Margin	1,731.0	19.9	1,676.7	20.2
Selling, general and administrative expenses	(1,235.8)	(14.2)	(1,126.9)	(13.5)
Depreciation and amortization	(59.9)	(0.7)	(47.6)	(0.6)
Other income, net	8.7	0.1	3.5	—
Income from Operations	444.0	5.1	505.7	6.1
Non-operating expenses, net	(2.9)	(0.1)	(8.6)	(0.1)
Income before Provision for Income Taxes	441.1	5.0	497.1	6.0
Provision for income taxes	(114.5)	(1.3)	(129.6)	(1.6)
Net Income	326.6	3.7	367.5	4.4
Net income attributable to noncontrolling interests	(0.8)	—	(0.8)	—
Net Income attributable to Graybar Electric Company, Inc.	$325.8	3.7%	$366.7	4.4%

Net sales increased to $8,717.5 million for the nine months ended September 30, 2024, compared to $8,317.3 million for the nine months ended September 30, 2023, an increase of $400.2 million, or 4.8%.  Net sales in our construction and industrial & utility vertical markets increased by 8.5%, and 2.9%, respectively, for the nine months ended September 30, 2024, compared to the same nine-month period of 2023. Net sales in our CIG vertical market decreased by 2.7% for the nine months ended September 30, 2024, compared to the same nine-month period of 2023.

Gross margin increased $54.3 million, or 3.2%, to $1,731.0 million from $1,676.7 million for the nine months ended September 30, 2024, compared to the same period of 2023.  Our gross margin as a percentage of net sales was 19.9% for the nine months ended September 30, 2024, down from 20.2% for the same nine-month period in 2023 primarily due to competitive pricing pressures.

SG&A expenses increased $108.9 million, or 9.7%, to $1,235.8 million, for the nine months ended September 30, 2024, compared to $1,126.9 million for the nine months ended September 30, 2023, mainly due to higher compensation costs, as well as an increase in IT expenses and consulting fees associated with Graybar Connect.  SG&A expenses as a percentage of net sales were 14.2% for the nine months ended September 30, 2024, up from 13.5% for the nine months ended September 30, 2023.

Depreciation and amortization for the nine months ended September 30, 2024 increased $12.3 million, or 25.8%, to $59.9 million from $47.6 million for the same nine-month period in 2023 primarily due to higher amortization expense of intangible assets associated with our acquisitions and an increase in property, at cost.

Other income, net totaled $8.7 million for the nine months ended September 30, 2024, compared to $3.5 million for the nine months ended September 30, 2023. Other income, net consists primarily of gains or losses on the disposal of property, trade receivable interest charges to customers, and other miscellaneous income items related to our business activities. The increase in other income, net was primarily due to a $6.5 million gain on the sale of property, which had been previously classified as an asset held for sale, during the nine-month period ended September 30, 2024.

Income before provision for income taxes totaled $441.1 million for the nine months ended September 30, 2024, a decrease of $56.0 million, or 11.3%, from $497.1 million for the nine months ended September 30, 2023. The decrease was primarily due to our increase in SG&A expenses, partially offset by our increase in gross margin.

Our total provision for income taxes decreased $15.1 million, or 11.7%, to $114.5 million for the nine months ended September 30, 2024, compared to $129.6 million for the same period in 2023.  The decrease in our provision for income taxes year over year resulted from decreased pretax income. Our year-to-date effective tax rate was 26.0% for the nine months ended September 30, 2024 compared to 26.1% for 2023. The effective tax rate for the nine months ended September 30, 2024 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2024 decreased $40.9 million, or 11.2%, to $325.8 million from $366.7 million for the nine months ended September 30, 2023.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, fund acquisitions, finance anticipated capital expenditures, finance information technology needs, pay dividends, make benefit payments, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels and invest in strategic long-term growth plans.

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

Our cash and cash equivalents at September 30, 2024 were $202.4 million, compared to $98.6 million at December 31, 2023, an increase of $103.8 million. The increase in cash on hand at September 30, 2024 from December 31, 2023 is reflective of strong cash flows from operating activities as a result of effective working capital management. As a result, we had no short-term borrowings at September 30, 2024 and December 31, 2023. Current assets exceeded current liabilities by $1,172.6 million at September 30, 2024, an increase of $152.0 million, or 14.9%, from $1,020.6 million at December 31, 2023.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2024 was $304.2 million, compared to net cash flows provided by operating activities of $416.5 million for the nine months ended September 30, 2023, a decrease of $112.3 million. Net cash provided by operating activities for the nine months ended September 30, 2024 was primarily attributable to net income of $326.6 million, adjusted for non-cash depreciation and amortization expenses of $59.9 million, and an increase in trade accounts payable of $112.1 million during the nine months ended September 30, 2024, partially offset by an increase in trade receivables of $133.4 million and a decrease in non-current liabilities of $62.5 million from December 31, 2023 to September 30, 2024.

The average number of days of sales in trade receivables for the quarter ended September 30, 2024 improved moderately compared to the quarter ended September 30, 2023. The days in inventory improved significantly for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023.

Investing Activities

Net cash used by investing activities totaled $171.1 million for the nine months ended September 30, 2024, compared to net cash used by investing activities of $463.1 million for the same nine-month period in 2023, a decrease of $292.0 million. Cash used by investing activities for the nine months ended September 30, 2024 was primarily the result of amounts attributable to acquisitions of $146.3 million and capital expenditures of $37.9 million, partially offset by proceeds from the disposal of property of $13.7 million. Cash used by investing activities for the nine months ended September 30, 2023 was primarily the result of amounts attributable to acquisitions of $380.2 million, capital expenditures of $58.7 million, and an investment in an employee deferred compensation trust of $25.0 million.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2024 totaled $29.3 million, compared to net cash provided by financing activities of $50.5 million for the nine months ended September 30, 2023. There was no net change in short-term borrowings for the nine months ended September 30, 2024, compared to a net increase in short-term borrowings of $70.4 million for the nine months ended September 30, 2023. Cash dividends paid were $29.1 million during the nine months ended September 30, 2024, compared to $24.2 million during the nine months ended September 30, 2023.

Liquidity

Our cash and cash equivalents at September 30, 2024 were $202.4 million, compared to $98.6 million at December 31, 2023. We also had a $750.0 million unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $744.7 million in available capacity at September 30, 2024, compared to available capacity of $746.4 million at December 31, 2023 under the Credit Agreement. At September 30, 2024 and December 31, 2023, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 25, 2024, we amended the MetLife Shelf Agreement to, among other things, increase availability from $150.0 million to $200.0 million, and extend the issuance period to June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of September 30, 2024 and December 31, 2023. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $11.1 million outstanding at September 30, 2024, of which $5.3 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million at December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the nine months ended September 30, 2024, we completed four acquisitions which operated under their own set of systems and internal controls. Management is in process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2024, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2024	38,212	$20.00	N/A
August 1 - August 31, 2024	92,319	$20.00	N/A
September 1 - September 30, 2024	141,577	$20.00	N/A
Total	272,108	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10	Management Incentive Plan effective January 1, 2025*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

October 28, 2024	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 28, 2024	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)