Form 10-K
period 2024-12-31
GRAYBAR ELECTRIC CO INC
filed 2025-03-13
CIK 205402

Stock25 i

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2024, was $637,614,120.  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 82.8% of the outstanding shares of Common Stock was held of record by four Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2025 was 32,566,336.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2025 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2024, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the commercial, industrial building, and residential construction industries; a sustained interruption in the operation of our information systems; business interruption due to our ERP system upgrade; cyber-attacks; volatility in the prices of industrial commodities; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; a pandemic, epidemic, or other public health emergency; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission (the “SEC” or “Commission”).  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of this Annual Report on Form 10-K.

All dollar amounts in this Annual Report on Form 10-K are stated in millions except for share and per share data.

Item 1.  Business

The Company

Graybar is a leading North American distributor of electrical, industrial, automation and connectivity products and is a provider of related supply chain management and logistics services. We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets ("vertical" or "verticals"), with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM").

Through a network of 350 locations across the United States and Canada, we serve approximately 150,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical, industrial, automation and connectivity products to the construction, CIG, and industrial & utility verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 45% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2024. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

Products and Suppliers

We distribute approximately two million products purchased from over 5,000 manufacturers and suppliers. More than 100,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% of customer orders from this on-hand inventory in both 2024 and 2023.

Approximately 50% of the products we sold during 2024 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Building and Industrial Wire and Cable	• Data Cables and Data Cords
• Distribution Equipment	• Fittings
• Lighting Fixtures	• Fasteners
• Telecommunications Materials	• Wiring Devices
• Conduit and Tray	• Enclosures
• Communication Wire and Cable	• LED, Incandescent and Fluorescent Lamps
• Automation and Controls	• Electronic Equipment
• Data Connectivity	• Miscellaneous MRO Products

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

Sales and Distribution

We sell products and services manufactured or provided by others primarily through a network of sales offices and distribution facilities located throughout the U.S. We operate multiple distribution facilities in each geographic district, each of which carries an inventory of products and operates as a wholesale distributor for the territory in which it is located.  Some geographic districts have sales offices that do not carry inventory.  In addition, we have twenty-two regional distribution centers containing inventories of both standard and specialized products.  The regional distribution centers replenish inventories carried at our other U.S. distribution facilities and make shipments directly to customers.  We also have subsidiary operations with distribution facilities located in the U.S. and Canada and a single distribution facility in Puerto Rico.

Human Capital

Employees

As of December 31, 2024, Graybar had approximately 10,000 employees across the U.S., Canada, and Puerto Rico. Approximately 5,400 employees were employed in sales and service positions, 2,700 in supply chain positions, and the remainder in operations and other business functions. Approximately 2% of our employees are covered by collective bargaining agreements.

Culture and Values

Graybar’s culture is defined by the core values of integrity, a long-term view, employee ownership, and customer focus. With these values as the foundation, Graybar strives to achieve profitable long-term growth, deliver an exceptional customer experience, and create a positive work environment that brings out the best in our employees.

Consistent with Graybar’s core values, we welcome people from all backgrounds, cultures, and experiences into our company. We want each of our employees to know that they matter and to feel a sense of ownership and connection at Graybar. We believe that everyone should be treated with dignity and respect, and we work to build a collaborative environment where our employees can grow, learn, and make a difference, both as individuals and as part of the team.

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

We may experience business interruptions as a result of our ERP system upgrade. In fiscal year 2023, we initiated the process of upgrading our ERP system, which is expected to be completed by the end of 2025. This upgrade has required and will continue to require significant financial and human capital resources. The upgrade has resulted in and may continue to result in changes to many of our existing operational, financial, and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting, and reporting processes. The upgraded ERP system will necessitate the implementation of new internal controls and modifications to existing internal control frameworks and procedures.

If technical problems or other significant issues arise in connection with the implementation or operation of the upgraded ERP system, it could have a material adverse impact on our operations, business, financial results, and financial condition. Additionally, any delays or disruptions in the upgrade process could lead to business interruptions, negatively affecting our ability to serve customers and manage our operations efficiently. We are taking steps to mitigate these risks, including thorough testing, phased implementation, and continuous monitoring of the upgrade process. However, there can be no assurance that these measures will be successful in preventing potential disruptions.

Our business and our reputation could be adversely affected by cyber-attacks against our information systems, material breaches of sensitive data or changes in regulations relating to obligations to protect systems, assets, and data from the threat of cyber-attacks. Cyber-attacks designed to gain access to sensitive information and/or compromise mission-critical systems of large organizations are constantly evolving. High profile cyber-security incidents leading to unauthorized release of confidential information or ransoming of information systems have occurred at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and generally improved cyber-security protections. While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over information systems and financial and other sensitive data, the risks to our information systems and data are evolving rapidly. These risks are also applicable where we rely on outside vendors to provide services, which typically operate in a cloud environment. We are dependent on these third-party vendors to operate secure and reliable systems. A material breach in our systems or those of our third party providers that results in system compromise or the unauthorized release of sensitive data, including without limitation, personally identifiable information, could have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business, or potential liability. A cyber-security incident resulting in the unauthorized release of sensitive data or compromise of our information systems or those of third parties could also materially increase the costs we already incur to protect against such risks. While we also seek to obtain assurances that third parties we interact with will protect sensitive information, there is a risk that such data may be compromised. In addition, as the regulatory environment relating to a company’s obligation to protect information systems and sensitive data becomes more strict, a material failure on our part to comply with applicable regulations could subject us to fines, regulatory sanctions and lawsuits.

Our results of operations are impacted by changes in industrial commodity and other prices.  Many of the products we sell are subject to wide and frequent price fluctuations. For example, some of the products we sell are composed primarily of copper, steel, or petroleum-based resins, including poly-vinyl chlorides ("PVC"), or other industrial commodities that have been subject to price volatility during the past several years.  Examples of such products include wire and cable, conduit, enclosures, and fittings.  Our gross margin rate on these products is relatively constant over time, though not necessarily in the short term.  Therefore, if the cost of these products to us declined, pricing to our customers may decrease.  Alternatively, if the cost of these products to us increased, our sales prices to customers may increase, and demand from our customers may decrease. This impacts our results of operations by lowering both overall sales and gross margin.

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

We purchase all of the products we sell to our customers from other parties.  As a wholesale distributor, our business and financial results are dependent on our ability to purchase products from manufacturers not controlled by us that we, in turn, sell to our customers.  Approximately 50% of our purchases are made from only 25 manufacturers.  Disruptions in sources of supply for our manufacturers could occur due to factors beyond our or their control. These factors could include economic downturns, recessions, natural or human induced disasters, cybersecurity attacks, extreme weather, geopolitical unrest, new, threatened or increased tariffs, trade issues and policies, labor problems or shortages experienced by our suppliers or others in the supply chain, transportation availability, staffing and cost, shortage of raw materials, supplier consolidation, unilateral product cost increases by suppliers of products in short supply, inflation and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in our product costs, including increases that we may not be able to pass on to our customers. A sustained disruption in our ability to source products from vendors at historical costs could have a material impact on our ability to fulfill customer orders, resulting in lost net sales, lost gross margin, and, in rare cases, damages for late or non-delivery.

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

More specifically with respect to asbestos litigation, as of December 31, 2024, 3,591 individual cases and 54 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Moreover, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these uncertainties, we believe that our asbestos reserves represent the best estimate within a range of possible outcomes, over an extended period of time, less than or equal to recorded corresponding anticipated recoverable insurance proceeds. As part of the process to develop these off-setting estimates of future asbestos costs and insurance proceeds, a range of long-term cost and recovery models of future asbestos costs was developed. These models are based on national studies that predict the number of people likely to develop asbestos related diseases and are influenced by assumptions regarding long-term inflation rates for indemnity payments and defense costs, as well as other variables previously mentioned. Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

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

There is no public trading market for our common stock.  Our common stock is 100% owned by active and retired employees.  Common stock may not be sold by the holder thereof, except after first offering it to us.  Although we are not required to do so, we have always exercised this purchase option in the past and expect to continue to do so.  As a result, no public trading market for our common stock exists, nor is one expected to develop.  This lack of a public trading market for our common stock may limit our ability to raise large amounts of equity capital, which could constrain our long-term business growth.

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

We have a standing risk committee. The purpose of the risk committee is to oversee a sustainable dynamic process that enables enterprise-wide cross-functional analysis and assessment of risks that may threaten the Company or provide opportunities to leverage resources to create growth opportunities. Under its charter, the risk committee is to be comprised of at least three members of the Board, selected by the President. The committee has established a working group that is comprised of representatives from the following functional areas of the Company: treasury, human resources, legal, supply chain management, sales, and marketing. Currently, the Senior Vice President, Secretary and General Counsel, a member of the risk committee, apprises the Board quarterly of the working group and this Committee’s activities.

Cybersecurity threats on our information systems are included as a topic considered by our risk committee working group which identifies, assesses and makes related recommendations for managing a number of risks, including cybersecurity threats. This working group is charged with addressing the full spectrum of its risks and managing the potential individual as well as combined impact of those risks as an interrelated risk portfolio. Moreover, the grouping group engages subject matter experts from various departments within the Company to engage in a bi-annual exercise designed to identify potential worse case scenarios, the estimated likelihood of each, and the potential financial impact of each risk, as well as to prioritize such risks, including the risk of a cybersecurity threat.

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

Impact of Cybersecurity Events

In the fourth quarter of 2024, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or would reasonably be likely to materially affect Graybar, including our business strategy, results of operations or financial condition.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. Facilities range in size from 800 to 251,000 square feet, with the average being approximately 34,000 square feet.  We also have regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Our subsidiaries have sales and distribution facilities ranging in size from 1,000 to 102,000 square feet.

Our headquarters are located in St. Louis, Missouri in an 83,000 square foot building owned by us.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2025, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
D. A. Bender	59

Senior Vice President - East Region, January 2025 to present; Regional Vice President, January 2023 to December 2024; Vice President - Business Performance, January 2021 to December 2022; District Vice President, November 2010 to December 2020.

B. P. Delaney	48

Senior Vice President - West Region, January 2025 to present; Regional Vice President - North American Subsidiaries, January 2023 to December 2024; Vice President - Marketing & Strategic Planning, January 2022 to December 2022; District Vice President, January 2019 to December 2021.

D. E. DeSousa	66	Chief of Staff, January 2025 to present; Senior Vice President, General Manager, August 2020 to January 2025; Vice President, Western Region, May 2017 to July 2020.
M. W. Geekie	63	Senior Vice President, Secretary and General Counsel, August 2008 to present.
W. P. Mansfield	62	Senior Vice President - Strategy and Business Development, January 2022 to present; Senior Vice President - Marketing, May 2017 to December 2021.
K. M. Mazzarella	64	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
D. M. Meyer	53

Senior Vice President and Chief Financial Officer, April 2022 to present; Vice President - North American Subsidiaries, January 2022 to March 2022; Vice President and Chief Information Officer, March 2015 to December 2021.

B. L. Propst	55	Senior Vice President - Human Resources, June 2009 to present.
E. S. Rebne	57	Senior Vice President - Sales, June 2024 to present; District Vice President, January 2019 to May 2024.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  The current Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At December 31, 2024, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2024, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2024	135,198	$20.00	N/A
November 1 to November 30, 2024	86,121	$20.00	N/A
December 1 to December 31, 2024	57,751	$20.00	N/A
Total	279,070	$20.00	N/A

Capital Stock at December 31, 2024
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	6,104	26,617,078
Common Stock	1,389	5,515,637
Total	7,493	32,132,715

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2024	2023
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	6.10	2.10
Total	$7.00	$3.00

On December 13, 2023, our Board of Directors declared a 20% stock dividend to shareholders of record on December 18, 2023. Shares representing this dividend were issued on February 2, 2024.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2023 and 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, Part II., Item 7., filed with the SEC on March 14, 2024.

Business Overview

Graybar’s net sales for the year ended December 31, 2024 totaled $11,645.5 million, compared to $11,042.4 million for the year 2023, an increase of $603.1 million, or 5.5%. Gross margin for the year ended December 31, 2024 increased $112.4 million, or 5.1%, to $2,336.2 million, compared to gross margin of $2,223.8 million for the year ended December 31, 2023. Our gross margin rate remained consistent at 20.1% for the years ended December 31, 2024 and 2023.

Selling, general and administrative (“SG&A”) expenses increased $166.2 million, or 10.9%, to $1,691.2 million for the twelve months ended December 31, 2024, from $1,525.0 million for the year ended December 31, 2023, primarily due to higher compensation costs and information technology (“IT”) expenses and consulting fees related to our multi-year, strategic business transformation project (“Graybar Connect”). SG&A expenses as a percentage of net sales increased to 14.6% for 2024, compared to 13.8% for the same period in 2023.

Because of the planned increase in SG&A expenses to support Graybar Connect, income from operations decreased $61.1 million, or 9.6%, to $576.2 million for the year ended December 31, 2024, from $637.3 million for the year ended December 31, 2023. Net income attributable to Graybar for the year ended December 31, 2024 decreased by $40.3 million, or 8.7%, to $423.1 million for the year ended December 31, 2024 compared to $463.4 million for the same period last year.

Amid ongoing economic uncertainty, we continue to see demand for our products and services, particularly in areas such as data centers, electrification and industrial automation. Serving our customers and managing our business wisely remain a priority as we work to transform our company for the future. We believe our strategic investments in Graybar Connect will provide a solid technology and process framework to support our growth and profitability, while enhancing the customer experience and reinforcing our long-term position as an industry leader.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$11,645.5	100.0%	$11,042.4	100.0%	$10,534.4	100.0%
Cost of merchandise sold	(9,309.3)	(79.9)	(8,818.6)	(79.9)	(8,387.3)	(79.6)
Gross Margin	2,336.2	20.1	2,223.8	20.1	2,147.1	20.4
Selling, general and administrative expenses	(1,691.2)	(14.6)	(1,525.0)	(13.8)	(1,442.8)	(13.7)
Depreciation and amortization	(80.8)	(0.7)	(66.1)	(0.6)	(53.4)	(0.5)
Other operating income, net	12.0	0.1	4.6	0.1	2.9	—
Income from Operations	576.2	4.9	637.3	5.8	653.8	6.2
Non-operating expenses, net	(3.0)	—	(8.0)	(0.1)	(44.3)	(0.4)
Income before Provision for Income Taxes	573.2	4.9	629.3	5.7	609.5	5.8
Provision for income taxes	(149.1)	(1.3)	(164.9)	(1.5)	(155.8)	(1.5)
Net Income	424.1	3.6	464.4	4.2	453.7	4.3
Net income attributable to noncontrolling interests	(1.0)	—	(1.0)	—	(0.8)	—
Net Income attributable to Graybar Electric Company, Inc.	$423.1	3.6%	$463.4	4.2%	$452.9	4.3%

2024 Compared to 2023

Net sales totaled $11,645.5 million for the year ended December 31, 2024, compared to $11,042.4 million for the year ended December 31, 2023, an increase of $603.1 million, or 5.5%.  For the year ended December 31, 2024, net sales in our construction and industrial & utility verticals increased by 8.8%, and 3.1%, respectively, compared to the year ended December 31, 2023. For the year ended December 31, 2024, net sales in our CIG vertical decreased 1.1% compared to the year ended December 31, 2023.

Gross margin increased $112.4 million, or 5.1%, to $2,336.2 million for the year ended December 31, 2024, from $2,223.8 million for the year ended December 31, 2023. Our gross margin rate remained consistent at 20.1% for the years ended December 31, 2024 and 2023.

SG&A expenses increased $166.2 million, or 10.9%, to $1,691.2 million for the year ended December 31, 2024, compared to $1,525.0 million for the year ended December 31, 2023, mainly due to higher compensation costs, as well as an increase in IT expenses and consulting fees associated with Graybar Connect. SG&A expenses as a percentage of net sales were 14.6% for the year ended December 31, 2024, compared to 13.8% for the year ended December 31, 2023.

Depreciation and amortization for the year ended December 31, 2024 increased $14.7 million, or 22.2%, to $80.8 million from $66.1 million for the year ended December 31, 2023, primarily due to higher amortization expense of intangible assets associated with our acquisitions and an increase in average property, at cost.

Other operating income, net totaled $12.0 million for the year ended December 31, 2024, compared to $4.6 million for the year ended December 31, 2023. The increase is primarily due to net gains on disposals of property of $10.9 million.

Income before provision for income taxes decreased $56.1 million, or 8.9%, to $573.2 million for the year ended December 31, 2024, compared to $629.3 million for the year ended December 31, 2023. The decrease was primarily due to our increase in SG&A expenses, partially offset by our increase in gross margin.

Our provision for income taxes decreased $15.8 million, or 9.6%, to $149.1 million for the year ended December 31, 2024 from $164.9 million for the year ended December 31, 2023, due to the decrease in income before provision for income taxes. Our effective tax rate was 26.0% for the year ended December 31, 2024, down from 26.2% for the year ended December 31, 2023. The decrease in the effective tax rate is largely due to a decrease in state income tax expense.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2024 decreased $40.3 million, or 8.7%, to $423.1 million from $463.4 million for the year ended December 31, 2023.

Financial Condition and Liquidity

Summary

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, pay dividends, fund acquisitions, finance anticipated capital expenditures, finance information technology needs, make benefit payments, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels and invest in strategic long-term growth plans.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by (used by):	2024	2023	2022
Operating Activities	$379.7	$623.1	$352.9
Investing Activities	(182.6)	(484.7)	(150.8)
Financing Activities	(205.3)	(109.2)	(181.2)
Net (Decrease) Increase in Cash	$(8.2)	$29.2	$20.9

Our cash and cash equivalents were $90.4 million at December 31, 2024, a decrease of $8.2 million, or 8.3%, from $98.6 million at December 31, 2023. The decrease in cash on hand at December 31, 2024 from December 31, 2023 is reflective of increased dividends paid due to strong cash flows from operating activities as a result of increased net income and effective working capital management. We had $22.0 million of short-term borrowings outstanding at December 31, 2024, compared to no short-term borrowings outstanding at December 31, 2023. Current assets exceeded current liabilities by $1,074.2 million at December 31, 2024, an increase of $53.6 million, or 5.3%, from $1,020.6 million at December 31, 2023.

Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2024 was $379.7 million, compared to net cash flows provided by operating activities of $623.1 million for the year ended December 31, 2023. Cash provided by operating activities for the year ended December 31, 2024 was attributable to net income of $424.1 million, adjusted for non-cash depreciation and amortization expenses of $80.8 million, non-cash operating lease expense of $60.0 million, and an increase in trade accounts payable of $29.7 million, partially offset by increases in trade receivables of $134.8 million and other non-current assets of $61.9 million, and a decrease in other non-current liabilities of $62.7 million.

The average number of days of sales in trade receivables for the quarter ended December 31, 2024 increased moderately compared to the same three-month period in 2023. The days in inventory improved significantly for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023.

Investing Activities

Net cash used by investing activities was $182.6 million for the year ended December 31, 2024, compared to $484.7 million for the year ended December 31, 2023, a decrease of $302.1 million. Cash used by investing activities for the year ended December 31, 2024 was primarily the result of amounts attributable to acquisitions of $146.3 million, and capital expenditures for property of $58.5 million, partially offset by proceeds from disposals of property of $18.8 million. Cash used by investing activities for the year ended December 31, 2023 was primarily the result of amounts attributable to acquisitions of $378.8 million, capital expenditures of $82.0 million, and an investment in an employee deferred compensation trust of $25.0 million. For further discussion of our acquisitions, refer to Note 17, “Acquisitions”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $205.3 million for the year ended December 31, 2024, compared to net cash used by financing activities of $109.2 million for the year ended December 31, 2023, an increase in cash used of $96.1 million. The increase in cash used was primarily due to dividends paid of $225.3 million during the year ended December 31, 2024, compared to dividends paid of $80.4 million during the year ended December 31, 2023, partially offset by an increase in short-term borrowings of $22.0 million during the year ended December 31, 2024, compared to net payments on short-term borrowings of $31.6 million during the year ended December 31, 2023. Cash dividends paid totaled $7.00 per share, for the year ended December 31, 2024, compared to $3.00 per share for the year ended December 31, 2023.

Liquidity

Our cash and cash equivalents were $90.4 million at December 31, 2024, compared to $98.6 million at December 31, 2023. We had a $750.0 million amended, unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $724.2 million in available capacity at December 31, 2024, compared to available capacity of $746.4 million at December 31, 2023 under the Credit Agreement, as defined in Note 12, “Debt”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K. We had $22.0 million of short-term borrowings at December 31, 2024, compared to no short-term borrowings at December 31, 2023.

At December 31, 2024 and 2023, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. (“the Prudential Shelf Agreement”), at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 25, 2024, we amended the MetLife Shelf Agreement to, among other things, increase availability from $150.0 million to $200.0 million, and extend the issuance period to June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of December 31, 2024 and 2023. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 12, “Debt”, of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $9.6 million outstanding at December 31, 2024, of which $3.8 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million outstanding at December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

Contractual Obligations and Commitments

As of December 31, 2024, we had contractual obligations consisting of $281.3 million in operating lease obligations and $2,631.7 million in purchase obligations. Operating lease obligations consist of both principal and interest payments. Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

Additionally at December 31, 2024, we had $132.0 million of accrued, unfunded pension obligations, and $70.3 million of accrued, unfunded employment-related benefit obligations, of which $61.0 million is related to our postretirement benefit plan.

We expect to make contributions totaling $40.0 million to our qualified defined benefit pension plan during 2025; however, additional contributions may be made at our discretion. In addition, we expect to fund $2.6 million for nonqualified pension benefits during 2025. We contributed $40.0 million to our qualified defined benefit pension plan and funded $1.1 million for nonqualified benefits in 2024.

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

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.70%	5.17%	5.62%	5.31%
Expected return on plan assets	5.25%	5.25%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2024, was approximately 58% fixed income investments, 15% equity securities and 27% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2024 pension expense by approximately $6.1 million. Our expected long-term rate of return on plan assets assumption will increase to 6.00% for fiscal year 2025.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2024 and the pension liability as of December 31, 2024 would have increased pension expense by $7.1 million in 2024 and the pension liability by $59.6 million at December 31, 2024.  Similarly, a one percentage point decrease in the discount rate would have increased postretirement benefits expense by $0.1 million in 2024 and the postretirement benefits liability by $3.4 million at December 31, 2024.

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

Merchandise Inventory

We value most of our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  We value our remaining inventory at the lower of cost or market determined using average cost. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2024, 2023, and 2022, there were no material differences between our estimated reserve levels and actual write-offs.

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

Based on $22.0 million in variable-rate debt outstanding at December 31, 2024, a one percentage point increase in interest rates would increase our interest expense by $0.2 million per year.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

					December 31, 2024
Debt Instruments	2025	2026	2027	2028	Total	Fair Value

Long-term, fixed-rate debt	$0.9	$0.7	$0.3	$0.3	$2.2	$2.1
Weighted-average interest rate	5.62%	7.09%	11.08%	12.86%

Short-term, variable-rate borrowings	$22.0	$—	$—	$—	$22.0	$22.0
Weighted-average interest rate	5.46%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2024.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2024, the Company’s aggregate defined benefit pension obligation was $613.8 million and exceeded the fair value of pension plan assets of $481.8 million, resulting in an unfunded defined benefit pension obligation of $132.0 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

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

St. Louis, Missouri

March 13, 2025

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2024	2023	2022
Net Sales	$11,645.5	$11,042.4	$10,534.4
Cost of merchandise sold	(9,309.3)	(8,818.6)	(8,387.3)
Gross Margin	2,336.2	2,223.8	2,147.1
Selling, general and administrative expenses	(1,691.2)	(1,525.0)	(1,442.8)
Depreciation and amortization	(80.8)	(66.1)	(53.4)
Other operating income, net	12.0	4.6	2.9
Income from Operations	576.2	637.3	653.8
Non-operating expenses, net	(3.0)	(8.0)	(44.3)
Income before Provision for Income Taxes	573.2	629.3	609.5
Provision for income taxes	(149.1)	(164.9)	(155.8)
Net Income	424.1	464.4	453.7
Net income attributable to noncontrolling interests	(1.0)	(1.0)	(0.8)
Net Income attributable to Graybar Electric Company, Inc.	$423.1	$463.4	$452.9
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock(A)	$13.11	$14.42	$14.21

(A) Adjusted for the declaration of a 20% stock dividend in December 2023, shares related to which were issued in February 2024. Prior to the adjustment, the average common shares outstanding were 26.6 million shares for the year ended December 31, 2022.

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2024	2023	2022
Net Income	$424.1	$464.4	$453.7
Other Comprehensive (Loss) Income
Foreign currency translation	(16.1)	4.0	(9.8)
Pension and postretirement benefits liability adjustments (net of tax of $8.3, $10.1, and $(13.0), respectively)	(24.2)	(29.1)	37.3
Total Other Comprehensive (Loss) Income	(40.3)	(25.1)	27.5
Comprehensive Income	$383.8	$439.3	$481.2
Less: comprehensive income attributable to noncontrolling interests, net of tax	0.5	1.0	0.6
Comprehensive Income attributable to Graybar Electric Company, Inc.	$383.3	$438.3	$480.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2024	2023
ASSETS
Current Assets
Cash and cash equivalents			$90.4	$98.6
Trade receivables (net of allowances of $15.2 and $13.6, respectively)			1,820.3	1,657.3
Merchandise inventory			902.2	908.4
Other current assets			87.0	79.6
Total Current Assets			2,899.9	2,743.9
Property, at cost
Land			95.4	97.4
Buildings			577.9	598.7
Furniture and fixtures			342.3	310.3
Software			154.4	158.7
Finance leases			6.8	13.4
Total Property, at cost			1,176.8	1,178.5
Accumulated depreciation and amortization			(698.9)	(678.6)
Net Property			477.9	499.9
Operating Lease Right-of-use Assets			232.9	219.2
Goodwill			232.2	179.0
Intangible Assets (net of accumulated amortization of $62.1 and $38.0, respectively)			310.5	261.9
Other Non-current Assets			153.8	102.2
Total Assets			$4,307.2	$4,006.1
LIABILITIES
Current Liabilities
Short-term borrowings			$22.0	$—
Trade accounts payable			1,294.0	1,255.3
Accrued payroll and benefit costs			207.5	192.1
Current operating lease liabilities			55.7	51.9
Other current liabilities			246.5	224.0
Total Current Liabilities			1,825.7	1,723.3
Postretirement Benefits Liability			54.1	55.9
Pension Liability			129.0	107.3
Non-current Operating Lease Liabilities			194.9	183.4
Other Non-current Liabilities			55.9	47.9
Total Liabilities			2,259.6	2,117.8
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2024	2023
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	26,656,527	26,614,542
Issued to shareholders	5,533,939	5,518,543
In treasury, at cost	(57,751)	(69,174)
Outstanding Common Stock	32,132,715	32,063,911	642.7	641.3
Common shares subscribed	1,356,281	1,347,781	27.1	27.0
Less subscriptions receivable	(1,356,281)	(1,347,781)	(27.1)	(27.0)
Retained Earnings			1,614.9	1,417.1
Accumulated Other Comprehensive Loss			(217.7)	(177.9)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,039.9	1,880.5
Noncontrolling Interests			7.7	7.8
Total Shareholders’ Equity			2,047.6	1,888.3
Total Liabilities and Shareholders’ Equity			$4,307.2	$4,006.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$424.1	$464.4	$453.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80.8	66.1	53.4
Non-cash operating lease expense	60.0	51.1	39.5
Deferred income taxes	19.0	15.4	(3.0)
Net (gains) losses on disposals of assets	(10.9)	(0.4)	0.4
Losses on impairment of assets	3.0	0.4	—
Non-cash pension settlement charge	—	—	27.0
Earnings on investment in employee deferred compensation trust	(1.4)	(0.9)	—
Net income attributable to noncontrolling interests	(1.0)	(1.0)	(0.8)
Changes in assets and liabilities:
Trade receivables	(134.8)	115.9	(235.7)
Merchandise inventory	17.8	173.1	(201.0)
Other current assets	(7.3)	5.4	(28.6)
Other non-current assets	(61.9)	1.3	(43.3)
Trade accounts payable	29.7	(79.5)	213.6
Accrued payroll and benefit costs	14.8	(32.1)	30.5
Other current liabilities	10.5	(22.3)	50.8
Other non-current liabilities	(62.7)	(133.8)	(3.6)
Total adjustments to net income	(44.4)	158.7	(100.8)
Net cash provided by operating activities	379.7	623.1	352.9
Cash Flows from Investing Activities
Proceeds from disposal of property	18.8	1.1	0.6
Capital expenditures for property	(58.5)	(82.0)	(67.7)
Insurance proceeds from property claim	4.0	—	—
Amounts attributable to acquisitions	(146.3)	(378.8)	(83.7)
Investment in employee deferred compensation trust	(0.6)	(25.0)	—
Net cash used by investing activities	(182.6)	(484.7)	(150.8)
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	22.0	(31.6)	(92.6)
Principal payments under finance arrangements	(1.5)	(1.8)	(2.1)
Proceeds from advance payments on common stock prior to issuance	1.0	0.8	1.0
Sales of common stock	26.1	22.9	20.4
Purchases of common stock	(24.7)	(20.3)	(14.7)
Sales of noncontrolling interests’ common stock	—	1.5	—
Purchases of noncontrolling interests’ common stock	(0.6)	(0.3)	(0.4)
Dividends paid	(225.3)	(80.4)	(92.8)
Contingent consideration paid	(2.3)	—	—
Net cash used by financing activities	(205.3)	(109.2)	(181.2)
Net (Decrease) Increase in Cash	(8.2)	29.2	20.9
Cash, Beginning of Year	98.6	69.4	48.5
Cash, End of Year	$90.4	$98.6	$69.4
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$—	$1.0	$1.5
Acquisitions of assets under operating leases	$74.1	$92.5	$82.1

Cash Paid During the Year for:
Interest, net of amounts capitalized	$0.9	$2.6	$1.6
Income taxes, net of refunds	$131.4	$142.0	$164.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	$456.7	$850.3	$(180.5)	$5.4	$1,131.9
Net income		452.9		0.8	453.7
Other comprehensive income (loss)			27.7	(0.2)	27.5
Stock issued	20.4			—	20.4
Stock purchased	(14.7)			(0.4)	(15.1)
Dividends declared	69.4	(162.2)			(92.8)
Balance, December 31, 2022	$531.8	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income		463.4		1.0	464.4
Other comprehensive loss			(25.1)	—	(25.1)
Stock issued	22.9			1.5	24.4
Stock purchased	(20.3)			(0.3)	(20.6)
Dividends declared	106.9	(187.3)			(80.4)
Balance, December 31, 2023	$641.3	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income		423.1		1.0	424.1
Other comprehensive loss			(39.8)	(0.5)	(40.3)
Stock issued	26.1			—	26.1
Stock purchased	(24.7)			(0.6)	(25.3)
Dividends declared		(225.3)			(225.3)
Balance, December 31, 2024	$642.7	$1,614.9	$(217.7)	$7.7	$2,047.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Stated in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical, industrial, automation and connectivity products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell; however, one of our subsidiaries may contract to manufacture some of its private label lighting fixtures.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

Reclassifications

Certain reclassifications have been made to prior year’s financial information to conform to the December 31, 2024 presentation. These changes consisted of aggregating current portion of long-term debt and other accrued taxes with other current liabilities, and aggregating long-term debt with other non-current liabilities within the December 31, 2023 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2023.

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

Outgoing Freight Expenses

We record approximately 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $106.2 million, $102.0 million, and $101.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Cloud Computing Arrangement

We capitalize certain cloud computing arrangement implementation costs incurred in hosting arrangements that are service contracts within other non-current assets in the consolidated balance sheets.  We amortize capitalized cloud computing arrangement implementation costs using the straight-line method over the term of the hosting arrangement, with amortization expense recorded in selling, general and administrative expenses once the cloud computing arrangement is placed in service.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and non-current operating lease liabilities on our consolidated balance sheets. Amounts related to finance leases are included in property, other current liabilities, and other non-current liabilities on our consolidated balance sheets. ROU assets and lease liabilities are recognized and measured on the date the underlying asset is made available to us.

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

Non-operating Expenses, net

Non-operating expenses, net are comprised of interest expense, net, earnings and losses on investments, which consists of highly liquid money market funds and U.S. Treasury securities, and non-service cost components of the net periodic benefit cost for the pension and other postretirement benefit plans. The non-service cost components include interest cost, expected return on plan assets, amortization of net actuarial gains/losses, amortization of prior service costs/gains, and charges due to settlement of certain plan liabilities.

Segments and Related Disclosures

The Company is engaged in the distribution of electrical, industrial, automation and connectivity products. In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell. During the years ended December 31, 2024, 2023 and 2022, domestic revenue accounted for 95% of total revenue. The Company’s long-lived assets consist primarily of property, net. As of December 31, 2024 and 2023, 96% of long-lived assets were in the U.S. The Company manages its business activities and operations in one reportable segment.

The Company’s chief operating decision maker ("CODM") is considered to be the Chairman of the Board, President and Chief Executive Officer of Graybar. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on net income attributable to Graybar (see the Consolidated Statements of Income). The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income. Significant expenses within income from operations, as well as within net income, include cost of merchandise sold, selling, general and administrative expenses, depreciation and amortization, and other operating income, net, which are each separately presented on the Company’s Consolidated Statements of Income. Other segment items within net income include non-operating expenses, net, and provision for income taxes.

New Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires public entities to provide enhanced disclosures of significant segment expenses and other segment items. Public entities with a single reportable segment must provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance shall be applied retrospectively to all periods presented in the financial statements. The adoption of this Update did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this Update on our consolidated financial statements and expect expansion of our income tax footnote disclosures. We have not early adopted and will apply the ASU for the periods beginning after December 15, 2024.

In March 2024, the SEC issued final climate-related disclosure rules requiring disclosure of material climate-related risks, board and management governance of such risks, and material direct and indirect greenhouse gas emissions. Disclosures will be made prospectively, with phased-in effective dates starting with fiscal years beginning on or after January 1, 2025. The SEC voluntarily delayed the implementation of the climate-related disclosure rules in April 2024, pending review of the rules by the Court of Appeals for the Eighth Circuit. On February 11, 2025, the Acting Chairman of the SEC announced that he had directed the Commission staff to request the Court not to schedule the case for argument in order to provide time for the Commission to determine appropriate next steps in the case. We are currently evaluating the impact that these rules could have on our consolidated financial statements and notes thereto.

In November 2024, the FASB issued ASU 2024-04, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be applied prospectively and may be applied retrospectively. We are currently evaluating the impact of this Update and will adopt it beginning in our December 31, 2027 consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Construction	60.3%	58.4%	56.7%
CIG	21.8	23.3	26.0
Industrial & Utility	17.9	18.3	17.3
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the December 31, 2024 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2024 and 2023. In addition, for the years ended December 31, 2024, 2023 and 2022, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. ALLOWANCES FOR CASH DISCOUNTS AND CREDIT LOSSES

The following table summarizes the activity in the allowances for cash discounts and credit losses:

	Beginning Balance	Provision	Deductions	Ending Balance
For the Year Ended December 31, 2024
Allowance for cash discounts	$3.6	$54.9	$(54.3)	$4.2
Allowance for credit losses	10.0	5.7	(4.7)	11.0
Total	$13.6	$60.6	$(59.0)	$15.2

For the Year Ended December 31, 2023
Allowance for cash discounts	$3.6	$51.7	$(51.7)	$3.6
Allowance for credit losses	9.8	6.2	(6.0)	10.0
Total	$13.4	$57.9	$(57.7)	$13.6

For the Year Ended December 31, 2022
Allowance for cash discounts	$3.8	$47.4	$(47.6)	$3.6
Allowance for credit losses	5.3	8.9	(4.4)	9.8
Total	$9.1	$56.3	$(52.0)	$13.4

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 80% of the total inventories at both December 31, 2024 and 2023. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $427.2 million and $453.3 million greater than reported under the LIFO method at December 31, 2024 and 2023, respectively.  We did not liquidate any portion of previously created LIFO layers in 2024 and 2022. In 2023, we liquidated portions of previously created LIFO layers, resulting in increases in cost of merchandise sold of $5.2 million.

Reserves for excess and obsolete inventories were $23.0 million and $23.7 million at December 31, 2024 and 2023, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was $(0.7) million, $5.8 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Depreciation expense was $49.4 million, $43.1 million, and $37.6 million in 2024, 2023, and 2022, respectively.

At the time property is retired or otherwise disposed, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to other operating income, net.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. We had $1.3 million and $6.7 million of assets held for sale at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we sold assets classified as held for sale with a net book value of $7.3 million, and recorded a net gain of $10.6 million in other operating income, net. We did not sell any assets classified as held for sale in 2023 and 2022.

Where applicable, we capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. We capitalized software and software development costs of $3.1 million and $11.9 million in 2024 and 2023, respectively, and the amounts are recorded in software.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary. For the year ended December 31, 2024, we recognized a net impairment charge of $3.0 million, which was comprised of impairment on property of $17.5 million, partially offset with gains on insurance proceeds. The impairment charge is recorded in other operating income, net. We did not recognize any impairment on property for the years ended December 31, 2023 and 2022.

7. LEASES

We have operating and finance leases for corporate offices, warehouse buildings, sales offices, branch locations, vehicles, and certain equipment. Our leases have remaining lease terms of one to eleven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. In addition to fixed lease payments, we incur variable lease charges that are recognized as incurred. These charges are primarily for maintenance and real estate taxes on leased facilities.

The components of the lease expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost	$70.9	$58.4	$43.8
Finance lease cost:
Amortization of right-of-use assets	1.2	1.5	1.9
Interest on lease liabilities	0.3	0.3	0.4
Total finance lease cost	1.5	1.8	2.3
Variable lease cost	18.4	15.3	12.4
Total lease cost	$90.8	$75.5	$58.5

Supplemental balance sheet information at December 31, 2024 and 2023 related to leases was as follows:

	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$231.1	$216.8
Favorable lease interests, net	1.8	2.4
Total operating lease right-of-use assets	$232.9	$219.2

Current operating lease liabilities	$55.7	$51.9
Non-current operating lease liabilities	194.9	183.4
Total operating lease liabilities	$250.6	$235.3

Finance leases:
Property, at cost	$6.8	$13.4
Accumulated depreciation and amortization	(5.0)	(9.8)
Net property	$1.8	$3.6

Current obligations of finance leases	$0.9	$1.9
Finance leases, net of current obligations	1.3	2.8
Total finance lease liabilities	$2.2	$4.7

Weighted average remaining lease term:
Operating leases	4.9 years	5.0 years
Finance leases	2.8 years	2.9 years
Weighted average discount rate:
Operating leases	4.6%	4.2%
Finance leases	8.4%	7.4%

Supplemental cash flow and other information for the years ended December 31, 2024, 2023, and 2022 related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69.3	$57.9	$42.6
Operating cash flows from finance leases	0.3	0.3	0.4
Financing cash flows from finance leases	1.5	1.8	2.1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$74.1	$92.5	$82.1
Finance leases	—	1.0	1.5

(A) Includes $3.6 million, $20.5 million, and $2.9 million of operating leases established as a result of our acquisitions during 2024, 2023 and 2022, respectively. See Note 17, “Acquisitions”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows:

	December 31, 2024
	Operating Leases	Finance Leases
Future minimum lease payments
2025	$65.8	$1.0
2026	62.9	0.8
2027	53.3	0.4
2028	40.1	0.3
2029	24.3	—
Thereafter	34.9	—
Total future minimum lease payments	$281.3	$2.5
Less: imputed interest	(30.7)	(0.3)
Total lease obligation	$250.6	$2.2
Less: current obligations	(55.7)	(0.9)
Long-term lease obligation	$194.9	$1.3

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2024	2023
Beginning balance	$179.0	$83.1
Acquisitions and purchase accounting adjustments	53.8	95.7
Foreign currency translation impact	(0.6)	0.2
Ending balance	$232.2	$179.0

As of December 31, 2024, we have completed our annual impairment test and concluded that there is no impairment of our goodwill. We did not recognize any goodwill impairment in 2023 and 2022.

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2024
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	15.3 years	$277.3	$(45.9)	$231.4
Trade name	5 to 20 years	16.3 years	90.9	(14.3)	76.6
Non-compete agreements	3 to 7 years	5.0 years	3.7	(1.3)	2.4
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.6)	0.1
Total		15.4 years	$372.6	$(62.1)	$310.5

	As of December 31, 2023
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	15.3 years	$226.9	$(27.9)	$199.0
Trade name	5 to 20 years	16.9 years	69.8	(8.9)	60.9
Non-compete agreements	3 to 7 years	5.2 years	2.5	(0.7)	1.8
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.5)	0.2
Total		15.5 years	$299.9	$(38.0)	$261.9

We did not incur impairment losses related to our intangible assets during the years ended December 31, 2024, 2023, and 2022. Amortization expense for intangible assets was $24.1 million, $15.0 million, and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 is as follows:

2025	$25.6
2026	24.1
2027	23.8
2028	23.3
2029	22.7
After 2029	191.0
Total	$310.5

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2024	2023	2022
Domestic	$532.5	$591.9	$573.6
Foreign	40.7	37.4	35.9
Income before taxes	$573.2	$629.3	$609.5

	For the Years Ended December 31,
Components of Income Tax Provision	2024	2023	2022
Current expense:
U.S. Federal	$94.7	$109.7	$119.5
State	23.6	29.1	28.8
Foreign	11.8	10.7	10.5
Total current expense	$130.1	$149.5	$158.8
Deferred expense (benefit):
U.S. Federal	$14.7	$11.9	$(2.1)
State	4.5	3.7	(0.6)
Foreign	(0.2)	(0.2)	(0.3)
Total deferred expense (benefit)	$19.0	$15.4	$(3.0)
Total income tax provision	$149.1	$164.9	$155.8

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	4.1	3.7
Other, net	1.1	1.1	0.9
Effective tax rate	26.0%	26.2%	25.6%

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

Assets (Liabilities)	2024	2023
Pension	$28.9	$23.5
Operating lease liabilities	62.2	58.8
Postretirement benefits	15.7	16.1
Inventory	8.7	25.2
Payroll accruals	4.5	6.1
Computer software	1.4	3.7
Bad debt reserves	2.1	2.0
Other deferred tax assets	23.5	19.0
Subtotal	147.0	154.4
Less: valuation allowances	(1.3)	(1.1)
Deferred tax assets	145.7	153.3
Fixed assets	(48.9)	(50.6)
Operating lease right-of-use assets	(57.3)	(54.1)
Other deferred tax liabilities	(24.3)	(23.0)
Deferred tax liabilities	(130.5)	(127.7)
Net deferred tax assets	$15.2	$25.6

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2024	2023
Deferred tax assets included in other non-current assets	$17.3	$28.1
Deferred tax liabilities included in other non-current liabilities	(2.1)	(2.5)
Total	$15.2	$25.6

Operating loss and tax credit carryforwards included in net deferred tax assets, all of which expire between 2025 and 2034, at December 31 were:

	2024	2023
U.S. Federal	$1.3	$1.1
State	0.1	0.1

We have placed valuation allowances of $1.3 million and $1.1 million for 2024 and 2023, respectively, relating to federal foreign tax credits that are not expected to be utilized prior to expiration.

No additional income taxes have been provided for any outside basis differences inherent in non U.S. subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations to fund operations and growth.

Our federal income tax returns for the tax years 2021 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2021 federal return will expire on October 15, 2025, unless extended by consent. Our state income tax returns for 2020 through 2024 remain subject to examination by various state authorities with the latest period closing on December 31, 2029.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2020.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates, effective beginning January 1, 2024. The Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15% and management is not currently aware of any circumstances under which this might change. Accordingly, based upon 2024 results and reporting structure, no top-up taxes have been recorded.

We had no unrecognized tax benefits as of December 31, 2024. We had unrecognized tax benefits of $0.4 million and $0.5 million as of December 31, 2023 and 2022, respectively, that are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.  We do not anticipate a material change in unrecognized tax benefits during the next twelve months.

Our uncertain tax benefits, and changes thereto, during 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Balance at January 1,	$0.4	$0.5	$1.0
Reductions for tax positions of prior years	(0.4)	(0.1)	(0.5)
Balance at December 31,	$—	$0.4	$0.5

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We had no interest and penalties accrued at December 31, 2024 compared to $0.1 million in interest and penalties accrued at December 31, 2023. Interest was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At

December 31, 2024, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

During 2024, eligible employees and qualified retirees subscribed for 1,356,281 shares totaling $27.1 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 3, 2025; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 10, 2025, in the case of shares paid for on or before January 3, 2025.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2024	1,238,010	1,249,433
2023	1,016,132	1,010,521
2022	735,641	725,186

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2024 and 2023.

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

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year, adjusted in all periods presented for the declaration of a 20% stock dividend declared in 2023. The average number of shares used in computing net income per share of common stock at December 31, 2024, 2023, and 2022 was 32,262,812 shares, 32,121,723 shares, and 31,870,071 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2024	2023
Finance arrangements, various maturities, with a weighted average interest rate of 8.4%	$2.2	$4.7
Less current portion	(0.9)	(1.9)
Long-term Debt	$1.3	$2.8

Long-term Debt matures as follows:
2025	$0.9
2026	0.7
2027	0.3
2028	0.3
$2.2

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2024 and 2023, respectively.

Revolving Credit Facility

At December 31, 2023, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the “Credit Agreement”), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada.  Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments of up to $375.0 million.

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

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of December 31, 2024 and 2023.

There were $22.0 million in short-term borrowings at December 31, 2024, of which all were issued under the Amended Credit Agreement. There were no short-term borrowings at December 31, 2023.

Short-term borrowings outstanding during the year ended December 31, 2024 ranged from a minimum of no short-term borrowings to a maximum of $55.0 million. Short-term borrowings outstanding during the year ended December 31, 2023 ranged from a minimum of no short-term borrowings to a maximum of $232.0 million.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2024 amounted to approximately $2.8 million at weighted-average interest rates of 6.28%.  The average daily amount of borrowings outstanding under the Credit Agreement during 2023 amounted to approximately $62.1 million at weighted-average interest rates of 6.09%.

At December 31, 2024, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $724.2 million, compared to $746.4 million at December 31, 2023 under the Credit Agreement.

We had interest income, net of $2.1 million for the year ended December 31, 2024, compared to interest expense, net of $2.7 million and $2.0 million for the years ended December 31, 2023, and 2022, respectively.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $200.0 million private placement shelf agreement (the "Prudential Shelf Agreement") with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2024 and 2023.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of December 31, 2024 and 2023.

Letters of Credit

We had total letters of credit of $9.6 million outstanding at December 31, 2024, of which $3.8 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.4 million outstanding at December 31, 2023, of which $3.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2024 and 2023.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2024 and 2023:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of period	$616.8	$577.9	$62.4	$62.3
Service cost	22.6	24.3	1.4	1.4
Interest cost	31.9	31.9	3.2	3.4
Actuarial (gain) loss	(7.9)	36.8	(1.8)	—
Benefits paid from plan assets	(47.0)	(44.7)	—	—
Benefits paid from Company assets	(1.0)	(3.9)	(4.2)	(4.8)
Plan participants' contributions	—	—	—	0.1
Administrative expenses paid	(1.6)	(5.5)	—	—
Benefit Obligation at End of Period	613.8	616.8	61.0	62.4
Change in Plan Assets:
Fair value of plan assets at beginning of period	508.2	433.1	—	—
Actual return on plan assets	(17.8)	25.3	—	—
Employer contributions(A)	41.1	103.9	4.2	4.7
Plan participants' contributions	—	—	—	0.1
Benefits paid(A)	(48.1)	(48.6)	(4.2)	(4.8)
Administrative expenses paid	(1.6)	(5.5)	—	—
Fair Value of Plan Assets at End of Period	481.8	508.2	—	—
Unfunded Status	$132.0	$108.6	$61.0	$62.4

(A) Includes $1.1 million and $3.9 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2024 and 2023, respectively.

The accumulated benefit obligation for our Pension Plan was $570.1 million and $572.2 million at December 31, 2024 and 2023, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Current accrued benefit cost	$3.0	$1.3	$6.9	$6.5
Non-current accrued benefit cost	129.0	107.3	54.1	55.9
Net amount recognized	$132.0	$108.6	$61.0	$62.4

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Net actuarial loss (gain)	$192.7	$167.2	$(1.2)	$—
Prior service cost	—	—	—	0.1
Accumulated other comprehensive loss (gain)	$192.7	$167.2	$(1.2)	$0.1

The actuarial gain for the Pension Plan in 2024 was primarily due to increases in the discount rate compared to 2023 and due to plan experience. The actuarial loss for the Pension Plan in 2023 was primarily due to decreases in the discount rate compared to 2022 and due to plan experience.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.70%	5.17%	5.62%	5.31%
Rate of compensation increase	4.03%	4.14%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2024, 2023, and 2022 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2024	2023	2022	2024	2023	2022
Selling, general and administrative expenses:
Service cost	$22.6	$24.3	$26.4	$1.4	$1.4	$2.0
Total selling, general and administrative expenses	$22.6	$24.3	$26.4	$1.4	$1.4	$2.0
Non-operating expenses, net:
Interest cost	31.9	31.9	25.5	3.2	3.4	2.0
Expected return on plan assets	(31.9)	(28.9)	(30.2)	—	—	—
Amortization of:
Net actuarial loss	7.6	1.1	17.4	—	—	0.6
Settlement charge	—	—	27.0	—	—	—
Total non-operating expenses, net	$7.6	$4.1	$39.7	$3.2	$3.4	$2.6
Net periodic benefit cost	$30.2	$28.4	$66.1	$4.6	$4.8	$4.6

During 2022, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. Accordingly, we recorded a non-cash pension settlement charge of $27.0 million in non-operating expenses, net on our consolidated statements of income for the year ended December 31, 2022. The settlement charge represented the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss in proportion to the share of the projected benefit obligation that was settled by the lump-sum pension benefit distributions. We did not have a non-cash pension settlement charge for the years ended December 31, 2024, and 2023.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.17%	5.55%	2.86% / 4.83%	5.31%	5.70%	2.71%
Expected return on plan assets	5.25%	5.25%	5.00%	—	—	—
Rate of compensation increase	4.14%	4.14%	4.21%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.00%

A discount rate of 5.17% was used as of January 1, 2024 to determine the net periodic benefit cost for the Pension Plan. A discount rate of 5.55% was used as of January 1, 2023 to determine the net periodic benefit cost for the Pension Plan. A discount rate of 2.86% was used as of January 1, 2022 to determine the net periodic benefit cost for the Pension Plan, which was increased to 4.83% effective September 30, 2022 for the remeasurement of the plan liability upon triggering settlement accounting. The expected return on plan assets assumption for the Pension Plan is a long-term assumption and was determined after evaluating input from both the plan’s actuary and pension fund investment advisors, consideration of macroeconomic conditions, historical rates of return on plan assets, and anticipated current and long-term rates of return on the various classes of assets in which the plan invests.

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2024.  The rate was assumed to remain at 5.00% in 2025 and to remain at that level thereafter.

We expect to fund $2.6 million for nonqualified pension benefits during 2025. Qualified pension contributions are expected to be $40.0 million in 2025; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2025	$58.2	$7.1
2026	54.7	7.4
2027	55.3	7.5
2028	56.9	7.5
2029	56.9	7.3
2030-2034	276.9	30.4

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

Asset allocation information for the Pension Plan at December 31, 2024 and 2023 is as follows:

Investment	2024 Actual Allocation	2024 Target Allocation Range	2023 Actual Allocation	2023 Target Allocation Range
Equity securities - U.S.	9%	7-15%	6%	3-10%
Equity securities - International	6%	3-10%	5%	2-10%
Fixed income investments	53%	40-80%	52%	40-80%
Hedge funds	0%	0%	1%	2-8%
Real assets	5%	0-10%	6%	2-10%
Private equity	9%	5-15%	8%	2-8%
Other investments	5%	2-8%	4%	0-8%
Short-term investments	13%	1-10%	18%	1-10%
Total	100%	100%	100%	100%

Actual asset allocation may occasionally fall outside of the target allocation range until rebalancing occurs.

The following is a description of the valuation methodologies used for assets held by the Pension Plan measured at fair value:

Equity securities - U.S.

Equity securities - U.S. consist of investments in publicly traded U.S. equity mutual funds. U.S. equity mutual funds are primarily invested in large-capitalization stocks (defined as companies with market capitalization of more than $10 billion). U.S. publicly traded mutual funds are valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1.

Equity securities - International

Equity securities - International consist of investments in two collective investment trusts and are primarily investments within developed and emerging markets. The collective investment trusts are valued at the net asset value (“NAV”) of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the collective investment trusts.

Fixed income investments

Fixed income investments consist of U.S. and international corporate bonds, government and government agency bonds, derivatives, U.S. Treasury securities, as well as a collective trust that invests in U.S. government debt securities. U.S. and international corporate bonds and government and government agency bonds are valued by independent pricing services using various market and industry inputs and may include, but are not limited to, interest rates, yield curves, and credit spreads. As the significant inputs used are observable market inputs, these investments are classified as Level 2. Derivatives could include, but are not limited to, instruments such as U.S. Treasury futures, total returns swaps, and credit default swaps. Derivatives are valued by independent pricing services using direct and observable market inputs and are thus classified as Level 2. U.S. Treasury securities are valued using quoted market prices obtained from active markets and are classified as Level 1. The collective trust is valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2024 or 2023.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2024 and 2023:

December 31, 2024
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$42.0	$—	$—	$42.0
Equity securities - International	27.0	—	—	—	27.0
Fixed income investments	11.1	19.7	225.8	—	256.6
Real assets	12.8	10.0	—	—	22.8
Private equity	26.3	—	—	19.7	46.0
Other investments	11.8	—	—	11.4	23.2
Short-term investments	64.2	—	—	—	64.2
Total	$153.2	$71.7	$225.8	$31.1	$481.8

December 31, 2023
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$30.1	$—	$—	$30.1
Equity securities - International	20.0	5.1	—	—	25.1
Fixed income investments	12.9	—	252.1	—	265.0
Hedge funds	7.5	—	—	—	7.5
Real assets	14.9	13.1	—	—	28.0
Private equity	17.6	—	—	22.2	39.8
Other investments	8.1	—	—	11.4	19.5
Short-term investments	93.2	—	—	—	93.2
Total	$174.2	$48.3	$252.1	$33.6	$508.2

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2024 and 2023:

December 31, 2024
	Private Equity	Other Investments	Total
Balance, beginning of year	$22.2	$11.4	$33.6
Unrealized gains	0.3	1.2	1.5
Sales	(2.8)	(1.2)	(4.0)
Balance, end of year	$19.7	$11.4	$31.1

December 31, 2023
	Private Equity	Other Investments	Total
Balance, beginning of year	$23.6	$11.4	$35.0
Realized gains	0.2	—	0.2
Unrealized (losses) gains	(0.7)	1.3	0.6
Purchases	0.1	—	0.1
Sales	(1.0)	(1.3)	(2.3)
Balance, end of year	$22.2	$11.4	$33.6

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first pay period after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense under the Plan recognized by us was $8.0 million, $7.2 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $67.1 million, $56.2 million, and $78.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

15. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At December 31, 2024, Graybar had $2.7 million and $39.6 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.7 million and $39.6 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve. At December 31, 2023, Graybar had $2.3 million and $38.4 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.3 million and $38.4 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2024	2023
Currency translation	$(26.2)	$(10.6)
Pension liability	(192.7)	(167.2)
Postretirement benefits liability	1.2	(0.1)
Accumulated other comprehensive loss	$(217.7)	$(177.9)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2024 and 2023:

	2024	2023
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses, net	$7.6	$1.1
Tax benefit	(2.0)	(0.3)
Total reclassifications for the period, net of tax	$5.6	$0.8

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2024 and 2023:

	2024			2023
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(10.6)	$(167.3)	$(177.9)	$(14.6)	$(138.2)	$(152.8)
Other comprehensive (loss) income before reclassifications	(15.6)	—	(15.6)	4.0	—	4.0
Amounts reclassified from accumulated other comprehensive loss (net of tax $(2.0) and $(0.3))	—	5.6	5.6	—	0.8	0.8
Actuarial loss, (net of tax $10.3 and $10.4)	—	(29.8)	(29.8)	—	(29.9)	(29.9)
Net current-period other comprehensive (loss) income	(15.6)	(24.2)	(39.8)	4.0	(29.1)	(25.1)
Ending balance December 31,	$(26.2)	$(191.5)	$(217.7)	$(10.6)	$(167.3)	$(177.9)

17. ACQUISITIONS

In 2024, we completed four acquisitions for a combined preliminary purchase price of $149.3 million in cash, net of cash acquired. The acquisitions were financed using cash on hand. Additionally, during 2024, we received a post-closing working capital adjustment of $3.0 million related to a 2023 acquisition.

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

Fair Value
Current Assets	$28.6
Property	1.5
Goodwill	56.8
Intangible Assets	73.5
Current Liabilities	(11.1)
Total combined preliminary purchase price	$149.3

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. The following table sets forth the components of preliminary identifiable intangible assets acquired and their useful lives:

	Weighted Average Life (in years)	Fair Value
Customer relationships	15.3	$51.1
Tradename	14.3	21.1
Non-Compete Agreements	4.8	1.3
Total Intangible Assets	14.8	$73.5

The fair values of the identified customer relationships and trade name intangible assets were estimated using the multi-period excess earnings and relief-from-royalty methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, and royalty rates.

Since the respective dates of the acquisitions, the results of the newly acquired subsidiaries are reflected in our consolidated financial statements, which consisted of approximately $85.3 million in revenue and $4.4 million in income from operations. Pro forma results of the acquisitions were not material; therefore, they are not presented.

In 2023, we completed two acquisitions for a combined purchase price of $375.8 million in cash, net of cash acquired. The acquisitions were financed using cash on hand and short-term borrowings.

The following table sets for the purchase price allocation and summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisitions.

Fair Value
Current Assets	$153.6
Property	5.0
Goodwill	92.6
Intangible Assets	186.1
Other Non-current Assets	2.9
Current Liabilities	(64.4)
Total combined purchase price	$375.8

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. The following table sets for the components of identifiable intangible assets acquired and their useful lives.

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

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2024 and 2023:

	2024
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,732.7	$3,005.3	$2,979.5	$2,928.0
Gross margin	548.0	585.8	597.2	605.2
Net income attributable to the Company	105.2	110.4	110.2	97.3
Net income attributable to the Company per share of common stock	$3.24	$3.42	$3.42	$3.03

	2023
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,672.6	$2,792.1	$2,852.6	$2,725.1
Gross margin	546.9	560.9	568.9	547.1
Net income attributable to the Company	124.8	124.2	117.7	96.7
Net income attributable to the Company per share of common stock(A)	$3.87	$3.86	$3.67	$3.02

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2024.

As permitted by the SEC, management excluded the 2024 acquisitions from the assessment of internal control over financial reporting. The 2024 acquisitions represented approximately 4% of consolidated total assets and 1% consolidated net sales as of and for the year ended December 31, 2024. The operations of the acquired businesses will be included in the 2025 evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 12, 2025, the Board of Directors (the “Board”) of Graybar Electric Company, Inc. (“Graybar” or the “Company”) approved amendments to certain provisions in three different sections of the Company’s By-laws: (i) Article I, Sections 1, 2 and 3, (ii) Article II, Sections 1 and 2, and (iii) Article VIII, and the additions of new Article I, Sections 9-11, Article II, Section 5 and Article VI, Section 3 (collectively, the “By-laws Amendments”).

In general, the By-laws Amendments adopt a more modern approach to corporate governance and make additional cosmetic changes throughout. Some of the updates include adding notice provisions/disclosure requirements for shareholder proposals, special meeting request requirements and provisions requiring that director nominees be employees of the company, among other things. The amendment to Article II, Section 2 is conditioned upon approval of Proposal #3 by the Company’s shareholders at the 2025 annual meeting of the shareholders (as such proposal will be described in the Information Statement with respect to such meeting).

The summary of the By-laws Amendments set forth above is qualified in its entirety by reference to the full text of the Company’s By-laws, attached as Exhibit 3.2, and is incorporated by reference into this Item 9B.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2025 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2025 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

Additionally, because there is no public trading market for our common stock, we have not adopted a separate insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, senior management, and employees or by the Company itself. However, our Code of Ethics requires that all of our employees (which covers all of our officers and directors) to comply fully with all applicable laws and governmental rules and regulations, which includes compliance with insider trading laws, rules and regulations. Moreover, our Code of Ethics provides that no employee may, either directly or indirectly through family members or third parties, purchase or sell stock of publicly-traded companies on the basis of material, non-public information received or learned while acting as a Company employee or share such information with any person to use in connection with their purchase or sale of any publicly-traded security.

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
3.1

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated October 28, 2024 (Commission File No. 000-00255) and incorporated herein by reference.

	3.2	By-laws of Graybar Electric Company, Inc., as amended as of March 12, 2025.

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

10.1

Management Incentive Plan effective January 1, 2025, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 000-002555) and incorporated herein by reference.*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2024, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 000-00255) and incorporated herein by reference.*

10.3

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.4

Graybar Long Term Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Form of Award Agreement under Graybar Long Term Incentive Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 000-00255) and incorporated herein by reference.*

10.6

Fifth Amendment to Credit Agreement, dated as of March 29, 2023, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10 to the Company's Current Report on Form 8-K dated March 29, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

10.7

CDOR Transition Amendment to Credit Agreement, dated as of June 26, 2024, among the Company, as a parent borrower, Graybar Canada Limited, as a borrower, the lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 000-00255) and incorporated herein by reference.

10.8

Private Shelf Agreement, dated September 22, 2014, between the Company and Prudential Investment Management, Inc., filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 000-00255) and incorporated herein by reference.

10.9

Amendment No. 1 to Private Shelf Agreement, dated August 2, 2017, between the Company and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (Commission File No. 000-00255) and incorporated herein by reference.

10.10

Amendment No. 2 to Private Shelf Agreement, dated August 10, 2018, between the Company and PGIM, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 000-00255) and incorporated herein by reference.

10.11

Amendment No. 3 to Private Shelf Agreement, dated July 29, 2020, between the Company and PGIM, Inc., filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 000-00255) and incorporated herein by reference.

10.12

Amendment No. 4 to Private Shelf Agreement, dated August 13, 2021, between the Company and PGIM, Inc. filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 13, 2021 (Commission File No. 000-00255) and incorporated herein by reference.

10.13

Amendment No. 5 to Private Shelf Agreement, dated July 20, 2023, between the Company and PGIM, Inc. filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 000-00255) and incorporated herein by reference.

10.14

Amendment No. 4 to Private Shelf Agreement, dated June 25, 2024, among the Company and MetLife Investment Management, LLC and MetLife Investment Management Limited and any MetLife affiliates filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 000-00255) and incorporated herein by reference.

19	Graybar Electric Company, Inc. Code of Ethics for Covered Officers

21	List of subsidiaries of the Company

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of March 2025.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 13, 2025.

/s/ K. M. Mazzarella	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ D. M. Meyer	Director, Senior Vice President and Chief Financial Officer
(D. M. Meyer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. Bender	Director
(D. A. Bender)

/s/ D. E. DeSousa	Director
(D. E. DeSousa)

/s/ M. W. Geekie	Director
(M. W. Geekie)

/s/ R. H. Harvey	Director
(R. H. Harvey)

/s/ W. P. Mansfield	Director
(W. P. Mansfield)

/s/ B. L. Propst	Director
(B. L. Propst)