Form 10-Q
period 2025-06-30
GRAYBAR ELECTRIC CO INC
filed 2025-08-06
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2025: 32,387,422
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2025

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2025	2024	2025	2024
Net Sales	$3,369.9	$3,005.3	$6,319.7	$5,738.0
Cost of merchandise sold	(2,730.1)	(2,419.5)	(5,104.9)	(4,604.2)
Gross Margin	639.8	585.8	1,214.8	1,133.8
Selling, general and administrative expenses	(433.1)	(416.4)	(855.4)	(809.0)
Depreciation and amortization	(21.5)	(20.4)	(42.6)	(39.7)
Other operating income, net	1.8	1.0	8.4	7.6
Income from Operations	187.0	150.0	325.2	292.7
Non-operating expenses, net	(1.3)	(1.7)	(2.9)	(2.1)
Income before Provision for Income Taxes	185.7	148.3	322.3	290.6
Provision for income taxes	(47.3)	(37.7)	(82.8)	(74.5)
Net Income	138.4	110.6	239.5	216.1
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.5)	(0.5)
Net Income attributable to Graybar Electric Company, Inc.	$138.1	$110.4	$239.0	$215.6
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$4.26	$3.42	$7.36	$6.66
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding	32.5	32.4	32.5	32.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2025	2024	2025	2024
Net Income	$138.4	$110.6	$239.5	$216.1
Other Comprehensive Income (Loss)
Foreign currency translation	10.6	(1.8)	10.9	(5.9)
Pension and postretirement benefits liability adjustments (net of tax of $(0.6), $(0.6), $(1.2) and $(1.0) respectively)	1.9	1.7	3.7	2.8
Total Other Comprehensive Income (Loss)	12.5	(0.1)	14.6	(3.1)
Comprehensive Income	$150.9	$110.5	$254.1	$213.0
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.6	0.2	0.9	0.4
Comprehensive Income attributable to Graybar Electric Company, Inc.	$150.3	$110.3	$253.2	$212.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2025	2024
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$203.2	$90.4
Trade receivables (less allowances of $14.6 and $15.2, respectively)			2,074.2	1,820.3
Merchandise inventory			925.4	902.2
Other current assets			96.5	87.0
Total Current Assets			3,299.3	2,899.9
Property, at cost
Land			95.6	95.4
Buildings			580.3	577.9
Furniture and fixtures			357.5	342.3
Software			155.9	154.4
Finance leases			6.8	6.8
Total Property, at cost			1,196.1	1,176.8
Accumulated depreciation and amortization			(719.5)	(698.9)
Net Property			476.6	477.9
Operating Lease Right-of-use Assets			237.7	232.9
Goodwill			234.0	232.2
Intangible Assets (less accumulated amortization of $75.1 and $62.1, respectively)			298.0	310.5
Other Non-current Assets			184.5	153.8
Total Assets			$4,730.1	$4,307.2
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$22.0
Trade accounts payable			1,520.5	1,294.0
Accrued payroll and benefit costs			122.2	207.5
Current operating lease liabilities			58.3	55.7
Other current liabilities			315.6	246.5
Total Current Liabilities			2,016.6	1,825.7
Postretirement Benefits Liability			54.2	54.1
Pension Liability			116.4	129.0
Non-current Operating Lease Liabilities			198.4	194.9
Other Non-current Liabilities			55.8	55.9
Total Liabilities			2,441.4	2,259.6
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2025	December 31, 2024
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	27,432,538	26,656,527
Issued to shareholders	5,662,224	5,533,939
In treasury, at cost	(675,607)	(57,751)
Outstanding Common Stock	32,419,155	32,132,715	648.4	642.7
Advance Payments on Subscriptions to Common Stock			1.3	—
Retained Earnings			1,834.4	1,614.9
Accumulated Other Comprehensive Loss			(203.5)	(217.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,280.6	2,039.9
Noncontrolling Interests			8.1	7.7
Total Shareholders’ Equity			2,288.7	2,047.6
Total Liabilities and Shareholders’ Equity			$4,730.1	$4,307.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2025	2024
Cash Flows from Operating Activities
Net Income	$239.5	$216.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.6	39.7
Non-cash operating lease expense	31.2	29.4
Deferred income taxes	1.7	(4.7)
Net gain on disposal of property	(5.4)	(6.6)
Earnings on investment in employee deferred compensation trust	(0.6)	(0.7)
Net income attributable to noncontrolling interests	(0.5)	(0.5)
Changes in assets and liabilities:
Trade receivables	(264.0)	(151.1)
Merchandise inventory	(22.9)	72.3
Other current assets	(8.9)	(10.8)
Other non-current assets	(32.1)	(29.3)
Trade accounts payable	226.5	145.1
Accrued payroll and benefit costs	(85.3)	(74.9)
Other current liabilities	79.6	3.6
Non-current liabilities	(37.4)	(34.8)
Total adjustments to net income	(75.5)	(23.3)
Net cash provided by operating activities	164.0	192.8
Cash Flows from Investing Activities
Proceeds from disposal of property	6.2	13.5
Capital expenditures for property	(26.7)	(22.2)
Insurance proceeds from property claim	10.4	—
Amounts attributable to acquisitions	(2.2)	(123.9)
Investment in employee deferred compensation trust	(1.1)	—
Net cash used by investing activities	(13.4)	(132.6)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(22.0)	—
Principal payments under finance arrangements	(0.4)	(1.0)
Payment of deferred financing fees	(2.4)	—
Sales of common stock	19.4	19.0
Purchases of common stock	(12.4)	(13.7)
Purchases of noncontrolling interests’ common stock	(0.5)	(0.5)
Dividends paid	(19.5)	(19.4)
Contingent consideration paid	—	(2.3)
Net cash used by financing activities	(37.8)	(17.9)
Net Increase in Cash	112.8	42.3
Cash, Beginning of Year	90.4	98.6
Cash, End of Period	$203.2	$140.9

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.2	$—
Acquisitions of assets under operating leases	$35.7	$21.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2024	$642.7	$—	$1,614.9	$(217.7)	$7.7	$2,047.6
Net income			100.9		0.2	101.1
Other comprehensive income				2.0	0.1	2.1
Stock issued	13.5					13.5
Stock purchased	(4.1)				(0.5)	(4.6)
Advance payments		1.4				1.4
Dividends declared			(9.8)			(9.8)
March 31, 2025	$652.1	$1.4	$1,706.0	$(215.7)	$7.5	$2,151.3
Net income			138.1		0.3	138.4
Other comprehensive income				12.2	0.3	12.5
Stock issued	4.6					4.6
Stock purchased	(8.3)				—	(8.3)
Advance payments		(0.1)				(0.1)
Dividends declared			(9.7)			(9.7)
June 30, 2025	$648.4	$1.3	$1,834.4	$(203.5)	$8.1	$2,288.7

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2023	$641.3	$—	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income			105.2		0.3	105.5
Other comprehensive loss				(2.9)	(0.1)	(3.0)
Stock issued	13.5					13.5
Stock purchased	(5.4)				(0.2)	(5.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
March 31, 2024	$649.4	$0.7	$1,512.6	$(180.8)	$7.8	$1,989.7
Net income			110.4		0.2	110.6
Other comprehensive loss				(0.1)	—	(0.1)
Stock issued	4.1					4.1
Stock purchased	(8.3)				(0.3)	(8.6)
Advance payments		0.7				0.7
Dividends declared			(9.7)			(9.7)
June 30, 2024	$645.2	$1.4	$1,613.3	$(180.9)	$7.7	$2,086.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in millions, except share and per share data)

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, "we", "our", or "us") is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical, industrial, and automation and connectivity products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and government ("CIG"), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations ("MRO"), and original equipment manufacturers ("OEM"). In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell; however, one of our subsidiaries may contract to manufacture some of its private label lighting fixtures.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

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

New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to provide enhanced disclosures of significant segment expenses and other segment items. Public entities with a single reportable segment must provide all the disclosures required by Topic 280, including the significant segment expense disclosures. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that had been required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance was applied retrospectively to all periods presented in the financial statements. The adoption of this Update did not have a material impact on consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this Update on our consolidated financial statements and expect expansion of our annual income tax footnote disclosures.

In March 2024, the SEC issued final climate-related disclosure rules requiring disclosure of material climate-related risks, board and management governance of such risks, and material direct and indirect greenhouse gas emissions. Disclosures will be made prospectively, with phased-in effective dates starting with fiscal years beginning on or after January 1, 2025. The SEC voluntarily delayed the implementation of the climate-related disclosure rules in April 2024, pending review of the rules by the Court of Appeals for the Eighth Circuit. On February 11, 2025, the Acting Chairman of the SEC announced that he had directed the Commission staff to request the Court not to schedule the case for argument in order to provide time for the Commission to determine appropriate next steps in the case. In March 2025, the Commission announced that it would no longer defend the rules, and several states filed motions to intervene in support of them. On July 23, 2025, the Commission filed a motion with the Court requesting that the litigation proceed without addressing whether the Commission would review or reconsider the rules, if upheld. We are currently evaluating the impact that these rules could have on our consolidated financial statements and notes thereto.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Construction	59.8%	60.1%	59.9%	59.7%
CIG	21.8	22.6	21.9	22.6
Industrial & Utility	18.4	17.3	18.2	17.7
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the June 30, 2025 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. In addition, for the three and six months ended June 30, 2025 and 2024, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $47.3 million and $82.8 million for the three and six months ended June 30, 2025, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.7% for the six months ended June 30, 2025, compared to 25.6% for the six months ended June 30, 2024.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates, effective beginning January 1, 2024. The Pillar Two effective rates in all jurisdictions in which the Company operates are above 15% and management is not currently aware of any circumstances under which this might change. Accordingly, based upon 2025 results and reporting structure, no top-up taxes have been recorded.

On July 4, 2025, President Trump signed legislation formally entitled “An Act to provide reconciliation pursuant to title II of H. Con. Res. 14.,” but commonly known as the One Big Beautiful Bill Act or “OBBBA”. This legislation, among many provisions, modified deductibility of domestic research or experimental expenditures, fixed asset depreciation, and charitable contributions. The Company continues to review OBBBA and related guidance and will reflect any impact in the period of enactment.

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

5. DEBT

Revolving Credit Facility

At December 31, 2024, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. The Credit Agreement contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

On June 27, 2025, we, along with Graybar Canada, amended and extended the Credit Agreement, pursuant to the terms and conditions of a Sixth Amendment to the Credit Agreement, dated as of June 27, 2025 (the “Amended Credit Agreement”), by and among Graybar, as parent borrower, Graybar Canada, as a borrower, the guarantors named therein, the lenders party thereto, Bank of America, N.A. as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer. The Amended Credit Agreement includes a combined letter of credit sub-facility of up to $35.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line facility of up to $20.0 million. The Amended Credit Agreement includes a $100.0 million sublimit (in U.S. or Canadian dollars) for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Amended Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Amended Credit Agreement contains an accordion feature, which allows us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

Interest on the Company’s borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) term SOFR (as defined in the Amended Credit Agreement, in the case of U.S. dollar-denominated borrowings) or (B) (i) the base rate (as defined in the Amended Credit Agreement) or (ii) term CORRA (as defined in the Amended Credit Agreement, in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or automatically renew with the consent of the lenders. Swing-line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) term SOFR (or term CORRA, in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings). In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit, term loans and other administrative matters.

The five-year Amended Credit Agreement matures in June 2030. Borrowings of Graybar Canada may be in U.S. Dollars or Canadian Dollars. The obligations of Graybar Canada are secured by the guaranty of Graybar, GBE Sub, LLC and any material domestic subsidiaries of Graybar (as defined). Under no circumstances will Graybar Canada use its borrowings to benefit Graybar or its operations, including without limitation to repay any of Graybar’s obligations under the facility.

The Amended Credit Agreement provides for a quarterly facility fee ranging from 0.25% to 0.4% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to

0.60% or term SOFR, term CORRA, SOFR daily floating rate, or daily simple CORRA rate loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon the consolidated leverage ratio. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Graybar and all but certain of our subsidiaries with respect to indebtedness (with specified, limited exceptions), liens, changes in the nature of our business, investments, mergers and acquisitions, issuance of equity securities, dispositions of assets and dissolution of certain subsidiaries, transactions with affiliates, as well as securitizations and transactions with sanctioned parties or in violation of certain US or Canadian anti-corruption and anti-money laundering laws. There are also maximum leverage ratio and minimum interest coverage ratio financial covenants to which the Company is subject during the term of the Amended Credit Agreement.

The Amended Credit Agreement also provides for customary events of default, including a failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by any of the credit parties is materially incorrect, the occurrence of an event of default under certain other indebtedness of Graybar and its subsidiaries, the commencement of certain insolvency or receivership events affecting any of the credit parties, certain actions under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the occurrence of a change in control of any of the credit parties (subject to certain permitted transactions as described in the Amended Credit Agreement). Upon the occurrence of an event of default, the commitments of the lenders may be terminated and all outstanding obligations of the credit parties under the Amended Credit Agreement may be declared immediately due and payable.

Certain parties to the Amended Credit Agreement and certain of their respective affiliates have performed in the past, and may from time to time perform in the future, banking, investment banking and other advisory services for the Company and its affiliates for which they have received, and/or will receive, customary fees and expenses.

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of June 30, 2025 and December 31, 2024.

At June 30, 2025, we had total debt of $2.0 million, of which $1.0 million was long-term debt. At December 31, 2024, we had total debt of $2.2 million, of which $1.3 million was long-term debt. There were no short-term borrowings as of June 30, 2025 under the Amended Credit Agreement, compared to short-term borrowings of $22.0 million as of December 31, 2024 under the Credit Agreement.

Short-term borrowings outstanding during the six months ended June 30, 2025 ranged from no short-term borrowings to a maximum of $37.0 million. Short-term borrowings outstanding during the six months ended June 30, 2024 ranged from no short-term borrowings to a maximum of $38.0 million.

At June 30, 2025, we had unused lines of credit under the Amended Credit Agreement amounting to $745.9 million available, compared to $724.2 million at December 31, 2024 under the Credit Agreement. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.1 million for the three months ended June 30, 2025, compared to interest income, net of $0.5 million for the three months ended June 30, 2024. We had interest income, net of $0.4 million for the six months ended June 30, 2025, compared to interest income, net of $1.0 million for the six months ended June 30, 2024.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2025 and December 31, 2024.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2025 and December 31, 2024.

Letters of Credit

We had total letters of credit of $9.8 million outstanding as of June 30, 2025, of which $4.1 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million as of December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2025 and December 31, 2024.

The net periodic benefit cost for the three and six months ended June 30, 2025 and 2024 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2025	2024	2025	2024
Selling, general and administrative expenses:
Service cost	$5.4	$5.8	$0.3	$0.3
Total selling, general and administrative expenses	$5.4	$5.8	$0.3	$0.3
Non-operating expenses, net:
Interest cost	$8.5	$8.1	$0.8	$0.8
Expected return on plan assets	(8.8)	(8.0)	—	—
Amortization of net actuarial loss	2.5	2.3	—	—
Total non-operating expenses, net	$2.2	$2.4	$0.8	$0.8
Net periodic benefit cost	$7.6	$8.2	$1.1	$1.1

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2025	2024	2025	2024
Selling, general and administrative expenses:
Service cost	$10.6	$11.3	$0.6	$0.7
Total selling, general and administrative expenses	$10.6	$11.3	$0.6	$0.7
Non-operating expenses, net:
Interest cost	$17.2	$16.0	$1.7	$1.6
Expected return on plan assets	(17.8)	(16.0)	—	—
Amortization of net actuarial loss	4.9	3.8	—	—
Total non-operating expenses, net	$4.3	$3.8	$1.7	$1.6
Net periodic benefit cost	$14.9	$15.1	$2.3	$2.3

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2025 and 2024. Contributions made during the six-month periods ended June 30, 2025 and 2024 totaled $22.6 million and $21.1 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2025, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2025, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.7 million for the three months ended June 30, 2025 and 2024. Cash dividends paid were $19.5 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2025 and December 31, 2024.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$2.5	$2.3
Tax benefit	(0.6)	(0.6)
Total reclassifications for the period, net of tax	$1.9	$1.7

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$4.9	$3.8
Tax benefit	(1.2)	(1.0)
Total reclassifications for the period, net of tax	$3.7	$2.8

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(26.0)	$(189.7)	$(215.7)	$(14.6)	$(166.2)	$(180.8)
Other comprehensive income (loss) before reclassifications	10.3	—	10.3	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.6) and $(0.6))	—	1.9	1.9	—	1.7	1.7
Net current-period other comprehensive income (loss)	10.3	1.9	12.2	(1.8)	1.7	(0.1)
Ending balance June 30,	$(15.7)	$(187.8)	$(203.5)	$(16.4)	$(164.5)	$(180.9)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(26.2)	$(191.5)	$(217.7)	$(10.6)	$(167.3)	$(177.9)
Other comprehensive income (loss) before reclassifications	10.5	—	10.5	(5.8)	—	(5.8)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.2) and $(1.0))	—	3.7	3.7	—	2.8	2.8
Net current-period other comprehensive income (loss)	10.5	3.7	14.2	(5.8)	2.8	(3.0)
Ending balance June 30,	$(15.7)	$(187.8)	$(203.5)	$(16.4)	$(164.5)	$(180.9)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At June 30, 2025 and December 31, 2024, we had $2.7 million and $39.6 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.7 million and $39.6 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

Business Overview

We set a new quarterly net sales record for the second quarter of 2025. Our net sales for the second quarter of 2025 totaled $3,369.9 million, compared to $3,005.3 million for the second quarter of 2024, an increase of $364.6 million, or 12.1%. Gross margin for the second quarter of 2025 increased $54.0 million, or 9.2%, to $639.8 million, compared to gross margin of $585.8 million for the same three-month period ended June 30, 2024. Our gross margin rate decreased to 19.0% for the second quarter of 2025, compared to 19.5% for the second quarter of 2024, primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $16.7 million, or 4.0%, to $433.1 million for the three months ended June 30, 2025 from $416.4 million for the three months ended June 30, 2024, primarily due to higher compensation, rent, and maintenance costs. SG&A as a percentage of net sales decreased to 12.9% for the second quarter of 2025, compared to 13.9% for the same three-month period in 2024.

Income from operations increased $37.0 million, or 24.7%, to $187.0 million for the three months ended June 30, 2025, from $150.0 million for the same three-month period last year. Net income attributable to Graybar for the three months ended June 30, 2025 increased by $27.7 million, or 25.1%, to $138.1 million for the three months ended June 30, 2025, compared to $110.4 million for the same three-month period last year.

Net sales for the six months ended June 30, 2025 were $6,319.7 million, an increase of $581.7 million, or 10.1%, from net sales of $5,738.0 million for the same six-month period last year. Gross margin for the six months ended June 30, 2025 was $1,214.8 million, an increase of $81.0 million, or 7.1%, compared to gross margin of $1,133.8 million for the same six-month period last year. Gross margin rate was 19.2% for the six-month period ended June 30, 2025, compared to 19.8% for the six months ended June 30, 2024. Net income attributable to Graybar for the six months ended June 30, 2025 was $239.0 million, an increase of $23.4 million, or 10.9%, from net income attributable to Graybar of $215.6 million for the same six-month period last year.

We continue to see demand for our products and services, particularly in areas such as data centers, electrification and industrial automation, even as economic conditions cause ongoing uncertainty in the markets we serve. We remain focused on delivering value to our customers and managing our business wisely, as we work to prepare our company for the future. We achieved significant technology milestones in our Graybar Connect business transformation project with the initial upgrade to our enterprise resource planning (“ERP”) system, which we believe will support our long-term growth and profitability, while enhancing the customer experience and strengthening our position as an industry leader.

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Dollars	Percent	Dollars	Percent
Net Sales	$3,369.9	100.0%	$3,005.3	100.0%
Cost of merchandise sold	(2,730.1)	(81.0)	(2,419.5)	(80.5)
Gross Margin	639.8	19.0	585.8	19.5
Selling, general and administrative expenses	(433.1)	(12.9)	(416.4)	(13.9)
Depreciation and amortization	(21.5)	(0.6)	(20.4)	(0.7)
Other operating income, net	1.8	0.0	1.0	0.1
Income from Operations	187.0	5.5	150.0	5.0
Non-operating expenses, net	(1.3)	—	(1.7)	(0.1)
Income before Provision for Income Taxes	185.7	5.5	148.3	4.9
Provision for income taxes	(47.3)	(1.4)	(37.7)	(1.2)
Net Income	138.4	4.1	110.6	3.7
Net income attributable to noncontrolling interests	(0.3)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$138.1	4.1%	$110.4	3.7%

Net sales increased to $3,369.9 million for the quarter ended June 30, 2025, compared to $3,005.3 million for the quarter ended June 30, 2024, an increase of $364.6 million, or 12.1%.  For the three months ended June 30, 2025, net sales in our construction, CIG, and industrial & utility vertical markets increased by 11.6%, 8.4%, and 19.0%, respectively, when compared to the same three-month period of 2024.

Gross margin increased $54.0 million, or 9.2%, to $639.8 million from $585.8 million for the three months ended June 30, 2025, compared to the same period of 2024. Our gross margin as a percentage of net sales was 19.0% for the three months ended June 30, 2025, down from 19.5% for the same three-month period in 2024, primarily due to competitive pricing pressures.

SG&A expenses increased $16.7 million, or 4.0%, to $433.1 million in the second quarter of 2025 from $416.4 million in the second quarter of 2024, primarily due to higher compensation, rent and maintenance costs.  SG&A expenses as a percentage of net sales were 12.9% for the three months ended June 30, 2025, down from 13.9% for the three months ended June 30, 2024.

Depreciation and amortization for the three months ended June 30, 2025 increased $1.1 million, or 5.4%, to $21.5 million from $20.4 million, compared to the same period in 2024 primarily due to an increase in property, at cost.

Income before provision for income taxes totaled $185.7 million for the three months ended June 30, 2025, an increase of $37.4 million, or 25.2%, from $148.3 million for the three months ended June 30, 2024 primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $9.6 million, or 25.5%, to $47.3 million for the three months ended June 30, 2025, compared to $37.7 million for the same period of 2024.  This increase in our provision for income taxes was due to higher pretax income. Our effective tax rate was 25.5% for the three months ended June 30, 2025, compared to 25.4% for the same period of 2024. The effective tax rate for the three months ended June 30, 2025 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2025 increased $27.7 million, or 25.1%, to $138.1 million from $110.4 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Dollars	Percent	Dollars	Percent
Net Sales	$6,319.7	100.0%	$5,738.0	100.0%
Cost of merchandise sold	(5,104.9)	(80.8)	(4,604.2)	(80.2)
Gross Margin	1,214.8	19.2	1,133.8	19.8
Selling, general and administrative expenses	(855.4)	(13.5)	(809.0)	(14.1)
Depreciation and amortization	(42.6)	(0.7)	(39.7)	(0.7)
Other operating income, net	8.4	0.1	7.6	0.1
Income from Operations	325.2	5.1	292.7	5.1
Non-operating expenses, net	(2.9)	(0.0)	(2.1)	—
Income before Provision for Income Taxes	322.3	5.1	290.6	5.1
Provision for income taxes	(82.8)	(1.3)	(74.5)	(1.3)
Net Income	239.5	3.8	216.1	3.8
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	—
Net Income attributable to Graybar Electric Company, Inc.	$239.0	3.8%	$215.6	3.8%

Net sales increased to $6,319.7 million for the six months ended June 30, 2025, compared to $5,738.0 million for the six months ended June 30, 2024, an increase of $581.7 million, or 10.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 10.4%, 6.8%, and 13.4%, respectively, for the six months ended June 30, 2025, compared to the same six-month period of 2024.

Gross margin increased $81.0 million, or 7.1%, to $1,214.8 million from $1,133.8 million for the six months ended June 30, 2025, compared to the same period of 2024.  Our gross margin as a percentage of net sales was 19.2% for the six months ended June 30, 2025, down from 19.8% for the same six-month period in 2024 primarily due to competitive pricing pressures.

SG&A expenses increased $46.4 million, or 5.7%, to $855.4 million, for the six months ended June 30, 2025, compared to $809.0 million for the six months ended June 30, 2024, mainly due to higher compensation, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.5% for the six months ended June 30, 2025, down from 14.1% for the six months ended June 30, 2024.

Depreciation and amortization for the six months ended June 30, 2025 increased $2.9 million, or 7.3%, to $42.6 million from $39.7 million for the same six-month period in 2024 primarily due to an increase in property, at cost and higher amortization expense of intangible assets associated with our acquisitions.

Income before provision for income taxes totaled $322.3 million for the six months ended June 30, 2025, an increase of $31.7 million, or 10.9%, from $290.6 million for the six months ended June 30, 2024. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $8.3 million, or 11.1%, to $82.8 million for the six months ended June 30, 2025, compared to $74.5 million for the same period in 2024.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.7% for the six months ended June 30, 2025 compared to 25.6% for 2024. The effective tax rate for the six months ended June 30, 2025 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2025 increased $23.4 million, or 10.9%, to $239.0 million from $215.6 million for the six months ended June 30, 2024.

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

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term borrowings on our revolving credit facility, if necessary.  Capital expenditures and acquisitions have been financed primarily with cash from working capital management and short-term borrowings on our revolving credit facility.

Our cash and cash equivalents at June 30, 2025 were $203.2 million, compared to $90.4 million at December 31, 2024, an increase of $112.8 million. The increase in cash on hand at June 30, 2025 from December 31, 2024 is reflective of strong cash flows from operating activities as a result of effective working capital management. As a result, we had no short-term borrowings at June 30, 2025, compared to short-term borrowings of $22.0 million under the Credit Agreement at December 31, 2024. Current assets exceeded current liabilities by $1,282.7 million at June 30, 2025, an increase of $208.5 million, or 19.4%, from $1,074.2 million at December 31, 2024.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2025 was $164.0 million, compared to net cash flows provided by operating activities of $192.8 million for the six months ended June 30, 2024, a decrease of $28.8 million. Net cash provided by operating activities for the six months ended June 30, 2025 was primarily attributable to net income of $239.5 million, adjusted for non-cash depreciation and amortization expenses of $42.6 million, and an increase in trade accounts payable of $226.5 million during the six months ended June 30, 2025, partially offset by an increase in trade receivables of $264.0 million and a decrease in accrued payroll and benefit costs of $85.3 million from December 31, 2024 to June 30, 2025.

The average number of days of sales in trade receivables for the quarter ended June 30, 2025 increased modestly compared to the quarter ended June 30, 2024. The days in inventory improved modestly for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024.

Investing Activities

Net cash used by investing activities totaled $13.4 million for the six months ended June 30, 2025, compared to net cash used by investing activities of $132.6 million for the same six-month period in 2024, a decrease of $119.2 million. Cash used by investing activities for the six months ended June 30, 2025 was primarily the result of capital expenditures of $26.7 million, partially offset by insurance proceeds received from a property claim of $10.4 million and proceeds from the disposal of property of $6.2 million. Cash used by investing activities for the six months ended June 30, 2024 was the result of amounts attributable to acquisitions of $123.9 million and capital expenditures of $22.2 million, partially offset by proceeds from the disposal of property of $13.5 million.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2025 totaled $37.8 million, compared to net cash used by financing activities of $17.9 million for the six months ended June 30, 2024. The increase in cash used was primarily due to net payments on short-term borrowings of $22.0 million during the six months ended June 30, 2025, compared to no net change in short-term borrowings of for the six months ended June 30, 2024. Cash dividends paid were $19.5 million during the six months ended June 30, 2025, compared to $19.4 million during the six months ended June 30, 2024.

Liquidity

Our cash and cash equivalents at June 30, 2025 were $203.2 million, compared to $90.4 million at December 31, 2024. We also had a $750.0 million unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $745.9 million in available capacity at June 30, 2025, compared to available capacity of $724.2 million at December 31, 2024 under the Credit Agreement. At June 30, 2025 and December 31, 2024, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of June 30, 2025 and December 31, 2024. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $9.8 million outstanding at June 30, 2025, of which $4.1 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million at December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

We are in the process of a multi-year, strategic business transformation project, which includes upgrading our ERP system. This ERP system upgrade has resulted in, and may continue to result in, changes to many of our existing operational, financial, and administrative business processes. We believe this upgrade will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. In connection with the ERP system upgrade, we have automated, modified or implemented certain internal controls as appropriate. We will continue to monitor and modify, as needed, the design of our internal control over financial reporting processes to maintain operating effectiveness throughout the remainder of the implementation, which is expected to be complete by the end of 2025.

Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At June 30, 2025, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2025	187,872	$20.00	N/A
May 1 - May 31, 2025	137,553	$20.00	N/A
June 1 - June 30, 2025	90,116	$20.00	N/A
Total	415,541	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation, as amended to date.

3.2	By-laws as amended through June 11, 2025, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 11, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

4

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

9	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4 above.

10

Sixth Amendment to Credit Agreement, dated as of June 27, 2025, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer

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

GRAYBAR ELECTRIC COMPANY, INC.

August 6, 2025	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2025	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)