Form 10-Q
period 2025-09-30
GRAYBAR ELECTRIC CO INC
filed 2025-10-27
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2025: 32,281,646
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2025

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2025	2024	2025	2024
Net Sales	$3,298.8	$2,979.5	$9,618.5	$8,717.5
Cost of merchandise sold	(2,660.0)	(2,382.3)	(7,764.9)	(6,986.5)
Gross Margin	638.8	597.2	1,853.6	1,731.0
Selling, general and administrative expenses	(449.8)	(426.8)	(1,305.2)	(1,235.8)
Depreciation and amortization	(21.9)	(20.2)	(64.5)	(59.9)
Other operating (expense) income, net	(6.8)	1.1	1.6	8.7
Income from Operations	160.3	151.3	485.5	444.0
Non-operating expenses, net	(0.3)	(0.8)	(3.2)	(2.9)
Income before Provision for Income Taxes	160.0	150.5	482.3	441.1
Provision for income taxes	(40.4)	(40.0)	(123.2)	(114.5)
Net Income	119.6	110.5	359.1	326.6
Net income attributable to noncontrolling interests	(0.3)	(0.3)	(0.8)	(0.8)
Net Income attributable to Graybar Electric Company, Inc.	$119.3	$110.2	$358.3	$325.8
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$3.68	$3.42	$11.04	$10.08
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding	32.4	32.2	32.5	32.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2025	2024	2025	2024
Net Income	$119.6	$110.5	$359.1	$326.6
Other Comprehensive (Loss) Income
Foreign currency translation	(4.3)	2.4	6.6	(3.5)
Pension and postretirement benefits liability adjustments (net of tax of $(0.7), $(0.5), $(1.9) and $(1.5) respectively)	1.8	1.4	5.5	4.2
Total Other Comprehensive (Loss) Income	(2.5)	3.8	12.1	0.7
Comprehensive Income	$117.1	$114.3	$371.2	$327.3
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.4	1.1	0.8
Comprehensive Income attributable to Graybar Electric Company, Inc.	$116.9	$113.9	$370.1	$326.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2025	2024
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$416.6	$90.4
Trade receivables (less allowances of $14.5 and $15.2, respectively)			2,100.6	1,820.3
Merchandise inventory			959.1	902.2
Other current assets			134.6	87.0
Total Current Assets			3,610.9	2,899.9
Property, at cost
Land			95.2	95.4
Buildings			589.0	577.9
Furniture and fixtures			352.2	342.3
Software			60.6	154.4
Finance leases			7.1	6.8
Total Property, at cost			1,104.1	1,176.8
Accumulated depreciation and amortization			(627.6)	(698.9)
Net Property			476.5	477.9
Operating Lease Right-of-use Assets			240.4	232.9
Goodwill			235.1	232.2
Intangible Assets (less accumulated amortization of $81.5 and $62.1, respectively)			294.7	310.5
Other Non-current Assets			156.0	153.8
Total Assets			$5,013.6	$4,307.2
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$22.0
Trade accounts payable			1,571.1	1,294.0
Accrued payroll and benefit costs			186.2	207.5
Current operating lease liabilities			59.1	55.7
Deferred revenue			113.0	65.5
Other current liabilities			281.7	181.0
Total Current Liabilities			2,211.1	1,825.7
Postretirement Benefits Liability			54.1	54.1
Pension Liability			97.8	129.0
Non-current Operating Lease Liabilities			201.5	194.9
Other Non-current Liabilities			52.3	55.9
Total Liabilities			2,616.8	2,259.6
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2025	December 31, 2024
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	27,594,050	26,656,527
Issued to shareholders	5,692,913	5,533,939
In treasury, at cost	(901,728)	(57,751)
Outstanding Common Stock	32,385,235	32,132,715	647.7	642.7
Advance Payments on Subscriptions to Common Stock			1.3	—
Retained Earnings			1,943.9	1,614.9
Accumulated Other Comprehensive Loss			(205.9)	(217.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,387.0	2,039.9
Noncontrolling Interests			9.8	7.7
Total Shareholders’ Equity			2,396.8	2,047.6
Total Liabilities and Shareholders’ Equity			$5,013.6	$4,307.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2025	2024
Cash Flows from Operating Activities
Net Income	$359.1	$326.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64.5	59.9
Non-cash operating lease expense	47.1	44.5
Deferred income taxes	17.0	15.2
Net gain on disposal of property	(5.2)	(6.2)
Losses on impairment of assets	0.3	—
Earnings on investment in employee deferred compensation trust	(0.9)	(1.0)
Net income attributable to noncontrolling interests	(0.8)	(0.8)
Changes in assets and liabilities:
Trade receivables	(288.1)	(133.4)
Merchandise inventory	(55.8)	26.7
Other current assets	(46.7)	(22.6)
Other non-current assets	(19.9)	(44.8)
Trade accounts payable	276.5	112.1
Accrued payroll and benefit costs	(21.3)	(19.3)
Other current liabilities	155.9	9.8
Non-current liabilities	(72.9)	(62.5)
Total adjustments to net income	49.7	(22.4)
Net cash provided by operating activities	408.8	304.2
Cash Flows from Investing Activities
Proceeds from disposal of property	6.0	13.7
Capital expenditures for property	(43.6)	(37.9)
Insurance proceeds from property claim	10.4	—
Amounts attributable to acquisitions	(7.2)	(146.3)
Investment in employee deferred compensation trust	(1.1)	(0.6)
Net cash used by investing activities	(35.5)	(171.1)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(22.0)	—
Principal payments under finance arrangements	(0.7)	(1.2)
Payment of deferred financing fees	(2.4)	—
Sales of common stock	23.2	23.0
Purchases of common stock	(16.9)	(19.2)
Sales of noncontrolling interests’ common stock	1.6	—
Purchases of noncontrolling interests’ common stock	(0.6)	(0.5)
Dividends paid	(29.3)	(29.1)
Contingent consideration paid	—	(2.3)
Net cash used by financing activities	(47.1)	(29.3)
Net Increase in Cash	326.2	103.8
Cash, Beginning of Year	90.4	98.6
Cash, End of Period	$416.6	$202.4

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$0.6	$—
Acquisitions of assets under operating leases	$54.6	$47.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2024	$642.7	$—	$1,614.9	$(217.7)	$7.7	$2,047.6
Net income			100.9		0.2	101.1
Other comprehensive income				2.0	0.1	2.1
Stock issued	13.5					13.5
Stock purchased	(4.1)				(0.5)	(4.6)
Advance payments		1.4				1.4
Dividends declared			(9.8)			(9.8)
March 31, 2025	$652.1	$1.4	$1,706.0	$(215.7)	$7.5	$2,151.3
Net income			138.1		0.3	138.4
Other comprehensive income				12.2	0.3	12.5
Stock issued	4.6					4.6
Stock purchased	(8.3)				—	(8.3)
Advance payments		(0.1)				(0.1)
Dividends declared			(9.7)			(9.7)
June 30, 2025	$648.4	$1.3	$1,834.4	$(203.5)	$8.1	$2,288.7
Net income			119.3		0.3	119.6
Other comprehensive loss				(2.4)	(0.1)	(2.5)
Stock issued	3.8				1.6	5.4
Stock purchased	(4.5)				(0.1)	(4.6)
Dividends declared			(9.8)			(9.8)
September 30, 2025	$647.7	$1.3	$1,943.9	$(205.9)	$9.8	$2,396.8

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

Reclassification

A reclassification has been made to prior year's financial information to conform to the September 30, 2025 presentation. This change consisted of disaggregating deferred revenue from other current liabilities into a separate caption within the December 31, 2024 consolidated balance sheet. The reclassification had no effect on total assets or liabilities as of December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-04, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be applied prospectively and may be applied retrospectively. We are currently evaluating the impact of this Update on our consolidated financial statements and notes thereto and will adopt it beginning in our December 31, 2027 consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which amended the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this Update on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)” which clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. We are currently evaluating the impact of this Update on our consolidated financial statements.

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Construction	61.7%	60.3%	61.1%	60.0%
CIG	21.4	21.6	21.8	22.3
Industrial & Utility	16.9	18.1	17.1	17.7
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2025 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. In addition, for the three and nine months ended September 30, 2025 and

2024, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. INCOME TAXES

Our total provision for income taxes was $40.4 million and $123.2 million for the three and nine months ended September 30, 2025, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.5% for the nine months ended September 30, 2025 compared to 26.0% for the nine months ended September 30, 2024.

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

On July 4, 2025, President Trump signed legislation formally entitled “An Act to provide reconciliation pursuant to title II of H. Con. Res. 14.,” but commonly known as the One Big Beautiful Bill Act or “OBBBA”. This legislation, among many provisions, modified treatment of domestic research or experimental expenditures, fixed asset depreciation, and charitable contributions. The Company has reviewed the OBBBA and related guidance; impacts on deferred taxes reflected in the three months ended September 30, 2025, the period of enactment, are immaterial to the overall consolidated financial statements.

Our federal income tax returns for the tax years 2022 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2021 federal return expired on October 15, 2025. Our state income tax returns for 2020 through 2024 remain subject to examination by various state authorities with the latest period closing on December 31, 2029.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2020.

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

Interest on the Company’s borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) term SOFR (as defined in the Amended Credit Agreement, in the case of U.S. dollar-denominated borrowings) or (B) (i) the base rate (as defined in the Amended Credit Agreement) or (ii) term CORRA (as defined in the Amended Credit Agreement, in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit

Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or automatically renew with the consent of the lenders. Swing-line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the SOFR daily floating rate (as defined in the Amended Credit Agreement), or in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings, daily simple CORRA (as defined in the Amended Credit Agreement). In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit, term loans and other administrative matters.

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

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of September 30, 2025 and December 31, 2024.

At September 30, 2025, we had total debt of $2.1 million, of which $1.1 million was long-term debt. At December 31, 2024, we had total debt of $2.2 million, of which $1.3 million was long-term debt. There were no short-term borrowings as of September 30, 2025 under the Amended Credit Agreement, compared to short-term borrowings of $22.0 million as of December 31, 2024 under the Credit Agreement.

Short-term borrowings outstanding during the nine months ended September 30, 2025 ranged from no short-term borrowings to a maximum of $37.0 million. Short-term borrowings outstanding during the nine months ended September 30, 2024 ranged from no short-term borrowings to a maximum of $38.0 million.

At September 30, 2025, we had unused lines of credit under the Amended Credit Agreement amounting to $744.2 million available, compared to $724.2 million at December 31, 2024 under the Credit Agreement. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.1 million for the three months ended September 30, 2025, compared to interest income, net of $0.6 million for the three months ended September 30, 2024. We had interest income, net of $0.5 million for the nine months ended September 30, 2025, compared to interest income, net of $1.6 million for the nine months ended September 30, 2024.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2025 and December 31, 2024.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2025 and December 31, 2024.

Letters of Credit

We had total letters of credit of $10.8 million outstanding as of September 30, 2025, of which $5.8 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million as of December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2025 and December 31, 2024.

The net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2025	2024	2025	2024
Selling, general and administrative expenses:
Service cost	$5.3	$5.7	$0.4	$0.4
Total selling, general and administrative expenses	$5.3	$5.7	$0.4	$0.4
Non-operating expenses, net:
Interest cost	$8.5	$8.0	$0.8	$0.8
Expected return on plan assets	(8.8)	(8.0)	—	—
Amortization of net actuarial loss	2.5	1.9	—	—
Total non-operating expenses, net	$2.2	$1.9	$0.8	$0.8
Net periodic benefit cost	$7.5	$7.6	$1.2	$1.2

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2025	2024	2025	2024
Selling, general and administrative expenses:
Service cost	$15.9	$17.0	$1.0	$1.1
Total selling, general and administrative expenses	$15.9	$17.0	$1.0	$1.1
Non-operating expenses, net:
Interest cost	$25.7	$24.0	$2.5	$2.4
Expected return on plan assets	(26.6)	(24.0)	—	—
Amortization of net actuarial loss	7.4	5.7	—	—
Total non-operating expenses, net	$6.5	$5.7	$2.5	$2.4
Net periodic benefit cost	$22.4	$22.7	$3.5	$3.5

We made qualified and nonqualified pension contributions totaling $23.6 million during the three-month period ended September 30, 2025 and contributions totaling $20.0 million during the three-month period ended September 30, 2024. Contributions made during the nine-month periods ended September 30, 2025 and 2024 totaled $46.2 million and $41.1 million, respectively. No additional contributions are expected to be paid during the remainder of 2025, but may change at our discretion.

7. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027 because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2025, approximately 83% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.8 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively. Cash dividends paid were $29.3 million and $29.1 million for the nine months ended September 30, 2025 and 2024, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2025 and December 31, 2024.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$2.5	$1.9
Tax benefit	(0.7)	(0.5)
Total reclassifications for the period, net of tax	$1.8	$1.4

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$7.4	$5.7
Tax benefit	(1.9)	(1.5)
Total reclassifications for the period, net of tax	$5.5	$4.2

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(15.7)	$(187.8)	$(203.5)	$(16.4)	$(164.5)	$(180.9)
Other comprehensive (loss) income before reclassifications	(4.2)	—	(4.2)	2.3	—	2.3
Amounts reclassified from accumulated other comprehensive income (net of tax $(0.7) and $(0.5))	—	1.8	1.8	—	1.4	1.4
Net current-period other comprehensive (loss) income	(4.2)	1.8	(2.4)	2.3	1.4	3.7
Ending balance September 30,	$(19.9)	$(186.0)	$(205.9)	$(14.1)	$(163.1)	$(177.2)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(26.2)	$(191.5)	$(217.7)	$(10.6)	$(167.3)	$(177.9)
Other comprehensive income (loss) before reclassifications	6.3	—	6.3	(3.5)	—	(3.5)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.9) and $(1.5))	—	5.5	5.5	—	4.2	4.2
Net current-period other comprehensive income (loss)	6.3	5.5	11.8	(3.5)	4.2	0.7
Ending balance September 30,	$(19.9)	$(186.0)	$(205.9)	$(14.1)	$(163.1)	$(177.2)

9. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At September 30, 2025 and December 31, 2024, we had $2.7 million and $39.6 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.7 million and $39.6 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

Business Overview

Our net sales for the third quarter of 2025 totaled $3,298.8 million, compared to $2,979.5 million for the third quarter of 2024, an increase of $319.3 million, or 10.7%. Gross margin for the third quarter of 2025 increased $41.6 million, or 7.0%, to $638.8 million, compared to gross margin of $597.2 million for the same three-month period ended September 30, 2024. Our gross margin rate decreased to 19.4% for the third quarter of 2025, compared to 20.0% for the third quarter of 2024, primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $23.0 million, or 5.4%, to $449.8 million for the three months ended September 30, 2025 from $426.8 million for the three months ended September 30, 2024, primarily due to higher compensation, rent, and maintenance costs. SG&A as a percentage of net sales decreased to 13.6% for the third quarter of 2025, compared to 14.3% for the same three-month period in 2024.

Income from operations increased $9.0 million, or 5.9%, to $160.3 million for the three months ended September 30, 2025, from $151.3 million for the same three-month period last year. Net income attributable to Graybar for the three months ended September 30, 2025 increased by $9.1 million, or 8.3%, to $119.3 million for the three months ended September 30, 2025, compared to $110.2 million for the same three-month period last year.

Net sales for the nine months ended September 30, 2025 were $9,618.5 million, an increase of $901.0 million, or 10.3%, from net sales of $8,717.5 million for the same nine-month period last year. Gross margin for the nine months ended September 30, 2025 was $1,853.6 million, an increase of $122.6 million, or 7.1%, compared to gross margin of $1,731.0 million for the same nine-month period last year. Our gross margin rate decreased to 19.3% for the nine-month period ended September 30, 2025, compared to 19.9% for the nine months ended September 30, 2024, primarily due to competitive pricing pressures.

Net income attributable to Graybar for the nine months ended September 30, 2025 was $358.3 million, an increase of $32.5 million, or 10.0%, from net income attributable to Graybar of $325.8 million for the same nine-month period last year.

We continue to see demand for our products and services, particularly in areas such as data centers, electrification and industrial automation, even as economic conditions cause ongoing uncertainty in the markets we serve. We remain focused on serving our customers and managing our business wisely, while we prepare our company for the future. We successfully completed the transition to our upgraded ERP system and are accelerating progress through our Graybar Connect business transformation program, which will support our profitable long-term growth, enhance the value we bring to our customers, and reinforce our position as an industry leader.

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Dollars	Percent	Dollars	Percent
Net Sales	$3,298.8	100.0%	$2,979.5	100.0%
Cost of merchandise sold	(2,660.0)	(80.6)	(2,382.3)	(80.0)
Gross Margin	638.8	19.4	597.2	20.0
Selling, general and administrative expenses	(449.8)	(13.6)	(426.8)	(14.3)
Depreciation and amortization	(21.9)	(0.7)	(20.2)	(0.7)
Other operating (expense) income, net	(6.8)	(0.2)	1.1	0.1
Income from Operations	160.3	4.9	151.3	5.1
Non-operating expenses, net	(0.3)	—	(0.8)	—
Income before Provision for Income Taxes	160.0	4.9	150.5	5.1
Provision for income taxes	(40.4)	(1.3)	(40.0)	(1.4)
Net Income	119.6	3.6	110.5	3.7
Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$119.3	3.6%	$110.2	3.7%

Net sales increased to $3,298.8 million for the quarter ended September 30, 2025, compared to $2,979.5 million for the quarter ended September 30, 2024, an increase of $319.3 million, or 10.7%.  For the three months ended September 30, 2025, net sales in our construction, CIG, and industrial & utility vertical markets increased by 13.4%, 9.7%, and 3.0%, respectively, when compared to the same three-month period of 2024.

Gross margin increased $41.6 million, or 7.0%, to $638.8 million from $597.2 million for the three months ended September 30, 2025, compared to the same period of 2024. Our gross margin as a percentage of net sales was 19.4% for the three months ended September 30, 2025, down from 20.0% for the same three-month period in 2024, primarily due to competitive pricing pressures.

SG&A expenses increased $23.0 million, or 5.4%, to $449.8 million in the third quarter of 2025 from $426.8 million in the third quarter of 2024, primarily due to higher compensation, rent and maintenance costs.  SG&A expenses as a percentage of net sales were 13.6% for the three months ended September 30, 2025, down from 14.3% for the three months ended September 30, 2024.

Depreciation and amortization for the three months ended September 30, 2025 increased $1.7 million, or 8.4%, to $21.9 million from $20.2 million, compared to the same period in 2024. Depreciation as a percentage of net sales remained constant at 0.7% for the three months ended September 30, 2025 and 2024.

Income before provision for income taxes totaled $160.0 million for the three months ended September 30, 2025, an increase of $9.5 million, or 6.3%, from $150.5 million for the three months ended September 30, 2024 primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $0.4 million, or 1.0%, to $40.4 million for the three months ended September 30, 2025, compared to $40.0 million for the same period of 2024.  The increase in our provision for income taxes was due to higher pretax income. Our effective tax rate was 25.3% for the three months ended September 30, 2025, compared to 26.6% for the same period of 2024. The effective tax rate for the three months ended September 30, 2025 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2025 increased $9.1 million, or 8.3%, to $119.3 million from $110.2 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Dollars	Percent	Dollars	Percent
Net Sales	$9,618.5	100.0%	$8,717.5	100.0%
Cost of merchandise sold	(7,764.9)	(80.7)	(6,986.5)	(80.1)
Gross Margin	1,853.6	19.3	1,731.0	19.9
Selling, general and administrative expenses	(1,305.2)	(13.6)	(1,235.8)	(14.2)
Depreciation and amortization	(64.5)	(0.7)	(59.9)	(0.7)
Other operating income, net	1.6	—	8.7	0.1
Income from Operations	485.5	5.0	444.0	5.1
Non-operating expenses, net	(3.2)	—	(2.9)	(0.1)
Income before Provision for Income Taxes	482.3	5.0	441.1	5.0
Provision for income taxes	(123.2)	(1.3)	(114.5)	(1.3)
Net Income	359.1	3.7	326.6	3.7
Net income attributable to noncontrolling interests	(0.8)	—	(0.8)	—
Net Income attributable to Graybar Electric Company, Inc.	$358.3	3.7%	$325.8	3.7%

Net sales increased to $9,618.5 million for the nine months ended September 30, 2025, compared to $8,717.5 million for the nine months ended September 30, 2024, an increase of $901.0 million, or 10.3%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 12.5%, 7.8%, and 6.3%, respectively, for the nine months ended September 30, 2025, compared to the same nine-month period of 2024.

Gross margin increased $122.6 million, or 7.1%, to $1,853.6 million from $1,731.0 million for the nine months ended September 30, 2025, compared to the same period of 2024.  Our gross margin as a percentage of net sales was 19.3% for the nine months ended September 30, 2025, down from 19.9% for the same nine-month period in 2024 primarily due to competitive pricing pressures.

SG&A expenses increased $69.4 million, or 5.6%, to $1,305.2 million, for the nine months ended September 30, 2025, compared to $1,235.8 million for the nine months ended September 30, 2024, mainly due to higher compensation, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.6% for the nine months ended September 30, 2025, down from 14.2% for the nine months ended September 30, 2024.

Depreciation and amortization for the nine months ended September 30, 2025 increased $4.6 million, or 7.7%, to $64.5 million from $59.9 million for the same nine-month period in 2024, mainly due to higher depreciation expense related to capital and leasehold improvements and higher amortization expense of intangible assets associated with our acquisitions. Depreciation as a percentage of net sales remained constant at 0.7% for the nine months ended September 30, 2025 and 2024.

Income before provision for income taxes totaled $482.3 million for the nine months ended September 30, 2025, an increase of $41.2 million, or 9.3%, from $441.1 million for the nine months ended September 30, 2024. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $8.7 million, or 7.6%, to $123.2 million for the nine months ended September 30, 2025, compared to $114.5 million for the same period in 2024.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.5% for the nine months ended September 30, 2025 compared to 26.0% for 2024. The effective tax rate for the nine months ended September 30, 2025 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2025 increased $32.5 million, or 10.0%, to $358.3 million from $325.8 million for the nine months ended September 30, 2024.

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

We have historically funded our working capital requirements using cash flows generated from the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term borrowings on our revolving credit facility, if necessary.  Capital expenditures and acquisitions have been financed primarily with cash flows from operating activities and short-term borrowings on our revolving credit facility.

Our cash and cash equivalents at September 30, 2025 were $416.6 million, compared to $90.4 million at December 31, 2024, an increase of $326.2 million. The increase in cash on hand at September 30, 2025 from December 31, 2024 is reflective of strong cash flows from operating activities as a result of effective working capital management. As a result, we had no short-term borrowings at September 30, 2025, compared to short-term borrowings of $22.0 million under the Credit Agreement at December 31, 2024. Current assets exceeded current liabilities by $1,399.8 million at September 30, 2025, an increase of $325.6 million, or 30.3%, from $1,074.2 million at December 31, 2024.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2025 was $408.8 million, compared to net cash flows provided by operating activities of $304.2 million for the nine months ended September 30, 2024, an increase of $104.6 million. Net cash provided by operating activities for the nine months ended September 30, 2025 was primarily attributable to net income of $359.1 million, adjusted for non-cash depreciation and amortization expenses of $64.5 million, an increase in trade accounts payable of $276.5 million and an increase in other current liabilities of $155.9 million during the nine months ended September 30, 2025, partially offset by increases in trade receivables of $288.1 million and merchandise inventory levels of $55.8 million and a decrease in other non-current liabilities of $72.9 million from December 31, 2024 to September 30, 2025.

The average number of days of sales in trade receivables for the quarter ended September 30, 2025 increased moderately compared to the quarter ended September 30, 2024. The days in inventory improved modestly for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024.

Investing Activities

Net cash used by investing activities totaled $35.5 million for the nine months ended September 30, 2025, compared to net cash used by investing activities of $171.1 million for the same nine-month period in 2024, a decrease of $135.6 million. Cash used by investing activities for the nine months ended September 30, 2025 was primarily the result of capital expenditures of $43.6 million and amounts attributable to acquisitions of $7.2 million, partially offset by insurance proceeds received from a property claim of $10.4 million and proceeds from the disposal of property of $6.0 million. Cash used by investing activities for the nine months ended September 30, 2024 was primarily the result of amounts attributable to acquisitions of $146.3 million and capital expenditures of $37.9 million, partially offset by proceeds from the disposal of property of $13.7 million.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2025 totaled $47.1 million, compared to net cash used by financing activities of $29.3 million for the nine months ended September 30, 2024. The increase in cash used was primarily due to net payments on short-term borrowings of $22.0 million during the nine months ended September 30, 2025, compared to no net change in short-term borrowings of for the nine months ended September 30, 2024. Cash dividends paid were $29.3 million during the nine months ended September 30, 2025, compared to $29.1 million during the nine months ended September 30, 2024.

Liquidity

Our cash and cash equivalents at September 30, 2025 were $416.6 million, compared to $90.4 million at December 31, 2024. We also had a $750.0 million unsecured, committed revolving credit facility (“Amended Credit Agreement”) with $744.2 million in available capacity at September 30, 2025, compared to available capacity of $724.2 million at December 31, 2024 under the Credit Agreement. At September 30, 2025 and December 31, 2024, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of September 30, 2025 and December 31, 2024. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 5, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $10.8 million outstanding at September 30, 2025, of which $5.8 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million at December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial

Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting

We are in the process of completing a multi-year, strategic business transformation project, which included upgrading our ERP system. This ERP system upgrade has resulted in, and may continue to result in, changes to many of our existing operational, financial, and administrative business processes. We believe this upgrade will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. In connection with the ERP system upgrade, we have automated, modified or implemented certain internal controls as appropriate. We will continue to monitor and modify, as needed, the design of our internal control over financial reporting processes to maintain operating effectiveness throughout the remainder of the implementation.

Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, substantially all of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  A new Voting Trust Agreement was established effective March 3, 2017, which expires by its terms on March 1, 2027, because under applicable New York law, a voting trust may not have a term greater than ten years. At September 30, 2025, approximately 83% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2025	60,654	$20.00	N/A
August 1 - August 31, 2025	75,315	$20.00	N/A
September 1 - September 30, 2025	90,152	$20.00	N/A
Total	226,121	$20.00	N/A

Item 5. Other Information.

(a)On October 27, 2025, Dennis E. DeSousa announced his intent to retire, effective April 1, 2026. In connection with his retirement, Mr. DeSousa also decided not to stand for re-election as a director in 2026. Mr. DeSousa currently serves as Chief of Staff. He will continue to serve as a director of the Company until April 1, 2026.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

GRAYBAR ELECTRIC COMPANY, INC.

October 27, 2025	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 27, 2025	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)