Form 10-K
period 2025-12-31
GRAYBAR ELECTRIC CO INC
filed 2026-03-11
CIK 205402

Stock25 i

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate stated value of the Common Stock beneficially owned with respect to rights of disposition by persons who are not affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant on June 30, 2025, was $639,507,460  Pursuant to a Voting Trust Agreement, dated as of March 3, 2017, approximately 83.0% of the outstanding shares of Common Stock was held of record by four Trustees who were each directors or officers of the registrant and who collectively exercised the voting rights with respect to such shares at such date.  The registrant is 100% owned by its active and retired employees, and there is no public trading market for the registrant’s Common Stock.  See Item 5 of this Annual Report on Form 10-K.

The number of shares of Common Stock outstanding at March 1, 2026 was 32,940,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Information Statement relating to the 2026 Annual Meeting of Shareholders – Part III, Items 10-14

Graybar Electric Company, Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements of Graybar Electric Company, Inc. and its subsidiaries (collectively referred to as “Graybar” or the “Company” and sometimes referred to as "we", "our", or "us"), the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2025, included in this Annual Report on Form 10-K.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

Through a network of 355 locations across the United States and Canada, we serve approximately 150,000 customers. Our business is primarily based in the United States ("U.S."). We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

We distribute approximately two million products purchased from over 6,000 manufacturers and suppliers. In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell.

We generally finance our inventory through the collection of trade receivables and trade accounts payable terms with our suppliers.  We use short-term borrowing facilities to finance inventory purchases and other operating expenses when necessary, and we have not historically used long-term borrowings for this purpose.

In addition to our extensive product offering, we provide a wide range of supply chain management services, that when combined with our network of locations, are designed to deliver convenience, cost savings and improved efficiency for our customers.

We were incorporated in 1925 under the laws of the State of New York. Our active and retired employees own 100% of our common stock. There is no public trading market for our common stock.

Our internet address is www.graybar.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Competition

Our industry is comprised of thousands of local and regional distributors, along with several large national and global distributors. Graybar is among the largest distributors of electrical, industrial, automation and connectivity products to the construction, CIG, and industrial & utility verticals in North America. Our industry is highly competitive, and we estimate that the top five distributors account for approximately 40% of the total U.S. market. Some of our largest competitors have greater global geographic scope, which may provide them an advantage, particularly with certain multi-national customers.

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

Markets Served

Graybar serves a wide range of customers within certain primary verticals. The largest of these verticals is construction, which accounted for more than half of our sales in 2025. Customers within this vertical include various types of contractors and installers that perform new construction and renovation of commercial and industrial facilities and utility infrastructure.

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

Products and Suppliers

We distribute approximately two million products purchased from over 6,000 manufacturers and suppliers. More than 100,000 of these products are stocked in our warehouses, allowing us in most cases to provide customers with convenient, local access to the items they need every day. When the specialized nature or size of a particular shipment warrants, we arrange to ship products directly from our suppliers; otherwise, orders are filled from our own on-hand inventory. On a dollar volume basis, we filled approximately 60% of customer orders from this on-hand inventory in both 2025 and 2024.

Approximately 50% of the products we sold during 2025 were purchased from our top 25 suppliers.  However, we generally have the ability to purchase from more than one supplier for any product type, which allows us to offer alternative sources of comparable products for nearly all products. The products we distribute can be generally identified as follows:

• Power Distribution Equipment	• Data Cables and Data Cords
• Building and Industrial Wire and Cable	• Fittings
• Lighting Fixtures	• Miscellaneous MRO Products
• Telecommunications Materials	• Fasteners
• Automation and Controls	• Electronic Equipment
• Conduit and Tray	• Wiring Devices
• Communication Wire and Cable	• Enclosures
• Data Connectivity	• LED, Incandescent and Fluorescent Lamps

These products may be sold into any of the verticals we target, depending on a customer's or end user's needs. Our sales force is empowered to sell any of these products or related services to any customer, in some cases with the support of specialists who are trained in specific industries and/or new technologies.

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

Human Capital

Employees

As of December 31, 2025, Graybar had approximately 10,000 employees across the U.S., Canada, and Puerto Rico. Approximately 5,400 employees were employed in sales and service positions, 2,800 in supply chain positions, and the remainder in operations and other business functions. Approximately 2% of our employees are covered by collective bargaining agreements.

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

Our sales fluctuate with general economic conditions, particularly in the commercial, industrial, and residential building construction industries.  Our operating locations are widely distributed geographically across the U.S. and, to a lesser extent, Canada.  Customers for our products and services are similarly diverse – we have approximately 150,000 customers, and our largest customer accounts for approximately 2% of our total sales.  While our geographic and customer concentrations are relatively low, our results of operations are nonetheless dependent on favorable conditions in both the general economy and the construction industry.  In addition, conditions in the construction industry are greatly influenced by the availability of project financing and the cost of borrowing.

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

We may experience business interruptions as a result of our Enterprise Resource Planning (“ERP”) system upgrade. In fiscal year 2023, we initiated the process of upgrading our ERP system, which was completed during fiscal year 2025. This upgrade has required and will continue to require significant financial and human capital resources. The upgrade has resulted in and may continue to result in changes to many of our existing operational, financial, and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting, and reporting processes. The upgraded ERP system has necessitated the implementation of new internal controls and modifications to existing internal control frameworks and procedures.

If technical problems or other significant issues arise in connection with the operation of the upgraded ERP system, it could have a material adverse impact on our operations, business, financial results, and financial condition. Additionally, any delays or disruptions due to the upgraded ERP system could lead to business interruptions, negatively affecting our ability to serve customers and manage our operations efficiently. We are taking steps to mitigate these risks, including continuous monitoring of the ERP system operation. However, there can be no assurance that these measures will be successful in preventing potential disruptions.

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

More specifically with respect to asbestos litigation, as of December 31, 2025, 3,584 individual cases and 56 multiple-plaintiff cases are pending that allege actual or potential asbestos-related injuries resulting from the use of or exposure to products allegedly sold by us.  Additional claims will likely be filed against us in the future.  Our insurance carriers have historically borne virtually all costs and liability with respect to this litigation and are continuing to do so.  Accordingly, our future liability with respect to pending and unasserted claims is dependent on the continued solvency of our insurance carriers.  Other factors that could impact this liability are: the number of future claims filed against us; the defense and settlement costs associated with these claims; changes in the litigation environment, including changes in federal or state law governing the compensation of asbestos claimants; adverse jury verdicts in excess of historic settlement amounts; and bankruptcies of other asbestos defendants.  Moreover, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these uncertainties, we believe that our asbestos reserves represent the best estimate within a range of possible outcomes, over an extended period of time, less than or equal to recorded corresponding anticipated recoverable insurance proceeds. As part of the process to develop these off-setting estimates of future asbestos costs and insurance proceeds, a range of long-term cost and recovery models of future asbestos costs was developed. These models are based on national studies that predict the number of people likely to develop asbestos related diseases and are influenced by assumptions regarding long-term inflation rates for indemnity payments and defense costs, as well as other variables previously mentioned. Because any of these factors may change, our future exposure is unpredictable, and it is possible that we may incur costs that would have a material adverse impact on our liquidity, financial position, or results of operations in future periods.

Compliance with changing government regulations may result in increased costs and risks to the company. Our public company and multi-national customers are increasingly subject to governmental regulation globally. Existing and future laws and regulations may impede our growth. These regulations and laws may cover, among other things, public health, taxation, privacy, data protection, pricing, content, copyrights, distribution, energy consumption and climate protection, environmental regulation, human rights, electronic contracts, communications and marketing, consumer protection, the design and operation of websites, and the characteristics and quality of products and services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business. If we are not able to obtain for certain customers the information that they require in part as a result of these regulations, they may limit their business with us. These regulatory and customer-driven requirements may increase our operating costs, and, due to competitive pressures, we may not be able to increase our prices sufficiently to avoid a reduction in our income from operations.

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

Cybersecurity threats on our information systems are included as a topic considered by our risk committee working group which identifies, assesses and makes related recommendations for managing a number of risks, including cybersecurity threats. This working group is charged with addressing the full spectrum of its risks and managing the potential individual as well as combined impact of those risks as an interrelated risk portfolio. Moreover, the group engages subject matter experts from various departments within the Company to engage in a bi-annual exercise designed to identify potential worse case scenarios, the estimated likelihood of each, and the potential financial impact of each risk, as well as to prioritize such risks, including the risk of a cybersecurity threat.

As a result of these and other initiatives, we believe we have appropriate processes in place, including in many cases, related contractual provisions, as well as appropriate physical and administrative controls, that are designed to allow oversight and identification of cybersecurity threats related to our use of third-party service providers.

Governance

The Audit Committee charter provides that the committee shall review, at least annually, the Company’s cybersecurity program and shall receive frequent updates on cybersecurity and the development of Company’s cyber strategy and the Company’s corresponding information technology emergency response plan. Our director, information security, reports at least quarterly to the Audit Committee during its regularly scheduled meetings, and engages in weekly dialogue with the Chair of the Audit Committee and Senior Vice President, Secretary and General Counsel, with respect to matters identified by our information technology department.

Impact of Cybersecurity Events

In the fourth quarter of 2025, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or would reasonably be likely to materially affect Graybar, including our business strategy, results of operations or financial condition.

Item 2.  Properties

We operate in thirteen geographical districts in the U.S., each of which maintains multiple distribution facilities that consist primarily of warehouse space.  A small portion of each distribution facility is used for offices.  Some districts have sales offices that do not carry an inventory of products. Facilities range in size from 800 to 251,000 square feet, with the average being approximately 36,000 square feet.  We also have regional distribution centers ranging in size from 130,000 to 324,000 square feet.  Our subsidiaries have sales and distribution facilities ranging in size from 1,000 to 125,000 square feet.

Our headquarters are located in St. Louis, Missouri in an 83,000 square foot building owned by us.

Item 3.  Legal Proceedings

There are presently no pending legal proceedings that are expected to have a material impact on the Company or its subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

Supplemental Item.  Executive Officers of the Registrant

The following table lists the name, age as of March 1, 2026, position, offices and certain other information with respect to our executive officers.  The term of office of each executive officer will expire upon the appointment of his or her successor by the Board of Directors.

Name	Age	Business experience last five years
D. A. Bender	60	Senior Vice President - East Region, January 2025 to present; Regional Vice President, January 2023 to December 2024; Vice President - Business Performance, January 2021 to December 2022.
B. P. Delaney	49

Senior Vice President - West Region and Subsidiaries, January 2025 to present; Regional Vice President - North American Subsidiaries, January 2023 to December 2024; Vice President - Marketing & Strategic Planning, January 2022 to December 2022; District Vice President, January 2019 to December 2021.

D. E. DeSousa	67	Chief of Staff, January 2025 to present; Senior Vice President, General Manager, August 2020 to January 2025.
M. W. Geekie	64	Senior Vice President, Secretary and General Counsel, August 2008 to present.
A. C. Ipson	52

Senior Vice President - Sales and Service, January 2026 to present; Senior Vice President - Supply Chain Management, January 2025 to December 2025; District Vice President, January 2022 to December 2024; Vice President - Strategic Accounts, January 2021 to December 2021.

W. P. Mansfield	63	Senior Vice President - Strategy and Business Development, January 2022 to present; Senior Vice President - Marketing, May 2017 to December 2021.
K. M. Mazzarella	65	Chairman of the Board, January 2013 to present; President and Chief Executive Officer, June 2012 to present.
D. M. Meyer	54

Senior Vice President and Chief Financial Officer, April 2022 to present; Vice President - North American Subsidiaries, January 2022 to March 2022; Vice President and Chief Information Officer, March 2015 to December 2021.

B. L. Propst	56	Senior Vice President - Human Resources, June 2009 to present.
D. B. Stone	48

Senior Vice President - Marketing, January 2025 to present; Vice President - Marketing, January 2024 to December 2025; Vice President - Category Management , January 2022 to December 2023; District Vice President, January 2015 to December 2021.

 PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires on March 5, 2036. At December 31, 2025, approximately 83% of our outstanding common stock was held in the voting trust that would have expired on March 1, 2027.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust. As of March 6, 2026, 4,833 shareholders owning 21,795,003 shares of common stock, or approximately 66%, of the total shares outstanding, have deposited their shares into the new Voting Trust Agreement.

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

The following table sets forth information regarding purchases of common stock by the Company for the three months ended December 31, 2025, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 to October 31, 2025	120,024	$20.00	N/A
November 1 to November 30, 2025	51,552	$20.00	N/A
December 1 to December 31, 2025	22,733	$20.00	N/A
Total	194,309	$20.00	N/A

Capital Stock at December 31, 2025
Title of Class	Number of Security Holders	Number of Shares
Voting Trust Interests issued with respect to Common Stock	6,115	26,887,188
Common Stock	1,333	5,523,210
Total	7,448	32,410,398

Dividend Data (in dollars per share)	Year Ended December 31,
Period	2025	2024
First Quarter	$0.30	$0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	6.10	6.10
Total	$7.00	$7.00

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis provides a narrative description of the Company’s results of operations, financial condition, liquidity, and cash flows for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. For comparison of the results of operations relating to the years ended December 31, 2024 and 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, Part II., Item 7., filed with the SEC on March 13, 2025.

Business Overview

Our net sales for the year ended December 31, 2025 totaled $12,875.6 million, compared to $11,645.5 million for the year ended December 31, 2024, an increase of $1,230.1 million, or 10.6%. Gross margin for the year ended December 31, 2025 increased $152.5 million, or 6.5%, to $2,488.7 million, compared to gross margin of $2,336.2 million for the same twelve-month period ended December 31, 2024. Our gross margin rate decreased to 19.3% for the years ended December 31, 2025, compared to 20.1% for the year ended December 31, 2024, primarily due to competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased $132.6 million, or 7.8%, to $1,823.8 million for the twelve months ended December 31, 2025, from $1,691.2 million for the year ended December 31, 2024, primarily due to higher compensation, rent, and maintenance costs. SG&A expenses as a percentage of net sales decreased to 14.1% for the year ended December 31, 2025, compared to 14.6% for the same twelve-month period in 2024.

Income from operations increased $5.5 million, or 1.0%, to $581.7 million for the twelve months ended December 31, 2025, from $576.2 million for the same twelve-month period last year. Net income attributable to Graybar for the twelve months ended December 31, 2025 increased by $8.3 million, or 2.0%, to $431.4 million for the year ended December 31, 2025 compared to $423.1 million for the same twelve-month period last year.

We continue to see demand for our products and services, particularly in areas such as data centers, electrification, and industrial automation, even as economic uncertainty persists in the markets we serve. As an employee-owned company, we remain focused on serving our customers, managing our business wisely, and making disciplined investments that support our long-term strategy. We believe that the successful completion of our ERP system upgrade and the acceleration of our Graybar Connect business transformation program will support our profitable long-term growth, enhance the value we bring to our customers, and reinforce our position as an industry leader.

Consolidated Results of Operations

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net Sales	$12,875.6	100.0%	$11,645.5	100.0%	$11,042.4	100.0%
Cost of merchandise sold	(10,386.9)	(80.7)	(9,309.3)	(79.9)	(8,818.6)	(79.9)
Gross Margin	2,488.7	19.3	2,336.2	20.1	2,223.8	20.1
Selling, general and administrative expenses	(1,823.8)	(14.1)	(1,691.2)	(14.6)	(1,525.0)	(13.8)
Depreciation and amortization	(86.5)	(0.7)	(80.8)	(0.7)	(66.1)	(0.6)
Other operating income, net	3.3	—	12.0	0.1	4.6	0.1
Income from Operations	581.7	4.5	576.2	4.9	637.3	5.8
Non-operating expenses, net	(2.0)	—	(3.0)	—	(8.0)	(0.1)
Income before Provision for Income Taxes	579.7	4.5	573.2	4.9	629.3	5.7
Provision for income taxes	(147.3)	(1.1)	(149.1)	(1.3)	(164.9)	(1.5)
Net Income	432.4	3.4	424.1	3.6	464.4	4.2
Net income attributable to noncontrolling interests	(1.0)	—	(1.0)	—	(1.0)	—
Net Income attributable to Graybar Electric Company, Inc.	$431.4	3.4%	$423.1	3.6%	$463.4	4.2%

2025 Compared to 2024

Net sales totaled $12,875.6 million for the year ended December 31, 2025, compared to $11,645.5 million for the year ended December 31, 2024, an increase of $1,230.1 million, or 10.6%.  For the year ended December 31, 2025, net sales in our construction, CIG, and industrial & utility verticals increased by 12.6%, 9.7%, and 4.9%, respectively, compared to the year ended December 31, 2024.

Gross margin increased $152.5 million, or 6.5%, to $2,488.7 million for the year ended December 31, 2025, from $2,336.2 million for the year ended December 31, 2024. Our gross margin rate decreased to 19.3% for the year ended December 31, 2025, compared to 20.1% for the year ended December 31, 2024, primarily due to competitive pricing pressures.

SG&A expenses increased $132.6 million, or 7.8%, to $1,823.8 million for the year ended December 31, 2025, compared to $1,691.2 million for the year ended December 31, 2024, mainly due to higher compensation, rent, and maintenance costs. SG&A expenses as a percentage of net sales were 14.1% for the year ended December 31, 2025, compared to 14.6% for the year ended December 31, 2024.

Depreciation and amortization for the year ended December 31, 2025 increased $5.7 million, or 7.1%, to $86.5 million from $80.8 million for the year ended December 31, 2024, primarily due to higher depreciation expense related to capital and leasehold improvements and higher amortization expense of intangible assets associated with our acquisitions.

Other operating income, net totaled $3.3 million for the year ended December 31, 2025, compared to $12.0 million for the year ended December 31, 2024. The decrease is primarily due to lower net gains on disposals of property of $5.1 million for the year ended December 31, 2025, compared to $10.9 million for the year ended December 31, 2024.

Income before provision for income taxes increased $6.5 million, or 1.1%, to $579.7 million for the year ended December 31, 2025, compared to $573.2 million for the year ended December 31, 2024. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our provision for income taxes decreased $1.8 million, or 1.2%, to $147.3 million for the year ended December 31, 2025 from $149.1 million for the year ended December 31, 2024. Our effective tax rate was 25.4% for the year ended December 31, 2025, down from 26.0% for the year ended December 31, 2024. The decrease in the effective tax rate is largely due to a decrease in state income tax expense and an increased federal tax credit benefit.

Net income attributable to Graybar Electric Company, Inc. for the year ended December 31, 2025 increased $8.3 million, or 2.0%, to $431.4 million from $423.1 million for the year ended December 31, 2024.

Financial Condition and Liquidity

Summary

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, meet debt service obligations, pay dividends, finance anticipated capital expenditures, finance information technology needs, make benefit payments, fund acquisitions, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels and invest in strategic long-term growth plans.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

Total cash provided by:	2025	2024	2023
Operating Activities	$477.0	$379.7	$623.1
Investing Activities	(49.0)	(182.6)	(484.7)
Financing Activities	(245.3)	(205.3)	(109.2)
Net Increase (Decrease) in Cash	$182.7	$(8.2)	$29.2

Our cash and cash equivalents were $273.1 million at December 31, 2025, an increase of $182.7 million, from $90.4 million at December 31, 2024. The increase in cash on hand at December 31, 2025 from December 31, 2024 is reflective of strong cash flows from operating activities as a result of increased net income and effective working capital management. We had no short-term borrowings outstanding at December 31, 2025, compared to short-term borrowings of $22.0 million at December 31, 2024. Current assets exceeded current liabilities by $1,275.3 million at December 31, 2025, an increase of $201.1 million, or 18.7%, from $1,074.2 million at December 31, 2024.

Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2025 was $477.0 million, compared to net cash flows provided by operating activities of $379.7 million for the year ended December 31, 2024, an increase of $97.3 million. Cash provided by operating activities for the year ended December 31, 2025 was attributable to net income of $432.4 million, adjusted for non-cash depreciation and amortization expenses of $86.5 million, non-cash operating lease expense of $63.2 million, and increases in trade accounts payable of $268.7 million and other current liabilities of $95.1 million, partially offset by increases in trade receivables of $243.2 million and merchandise inventory levels of $134.9 million, and a decrease in other non-current liabilities of $87.6 million.

The average number of days of sales in trade receivables for the quarter ended December 31, 2025 increased modestly compared to the same three-month period in 2024. The days in inventory increased modestly for the quarter ended December 31, 2025 compared to the quarter ended December 31, 2024.

Investing Activities

Net cash used by investing activities was $49.0 million for the year ended December 31, 2025, compared to $182.6 million for the year ended December 31, 2024, a decrease in cash used of $133.6 million. Cash used by investing activities for the year ended December 31, 2025 was primarily the result of capital expenditures for property of $58.0 million, partially offset by insurance proceeds from a property claim of $10.4 million. Cash used by investing activities for the year ended December 31, 2024 was primarily the result of amounts attributable to acquisitions of $146.3 million, and capital expenditures for property of $58.5 million, partially offset by proceeds from disposals of property of $18.8 million. For further discussion of our acquisitions, refer to Note 17, “Acquisitions”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used by financing activities totaled $245.3 million for the year ended December 31, 2025, compared to net cash used by financing activities of $205.3 million for the year ended December 31, 2024, an increase in cash used of $40.0 million. Cash used for financing activities during the year ended December 31, 2025 was primarily due to dividends paid of $227.1 million and payments on short-term borrowings of $22.0 million. Cash used for financing activities during the year ended December 31, 2024, was primarily due to dividends paid of $225.3 million, partially offset by an increase in short-term borrowings of $22.0 million. Cash dividends paid totaled $7.00 per share, for both years ended December 31, 2025, and 2024.

Liquidity

Our cash and cash equivalents were $273.1 million at December 31, 2025, compared to $90.4 million at December 31, 2024. We had a $750.0 million amended, unsecured, committed revolving credit facility with $744.4 million in available capacity at December 31, 2025, compared to available capacity of $724.2 million at December 31, 2024 under the Credit Agreement, as defined in Note 12, “Debt”, of the notes to the consolidated financial statements included in Item 8., “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K. We had no short-term borrowings at December 31, 2025. We had short-term borrowings of $22.0 million at December 31, 2024, of which all were issued under the Credit Agreement.

At December 31, 2025 and 2024, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of December 31, 2025 and 2024. For further discussion related to our Amended Credit Agreement and our Shelf Agreements, refer to Note 12, “Debt”, of the notes to the consolidated financial statements located in Item 8., "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

We had total letters of credit of $10.6 million outstanding at December 31, 2025, of which $5.6 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million outstanding at December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

Contractual Obligations and Commitments

As of December 31, 2025, we had contractual obligations consisting of $339.0 million in operating lease obligations and $3,043.8 million in purchase obligations. Operating lease obligations consist of both principal and interest payments. Purchase obligations consist of open purchase orders issued in the normal course of business.  Many of these purchase obligations may be cancelled with limited or no financial penalties.

Additionally at December 31, 2025, we had $105.4 million of accrued, unfunded pension obligations, and $59.3 million of accrued, unfunded employment-related benefit obligations, of which $49.5 million is related to our postretirement benefit plan.

We expect to make contributions totaling $40.0 million to our qualified defined benefit pension plan during 2026; however, additional contributions may be made at our discretion. In addition, we expect to fund $1.2 million for nonqualified pension benefits during 2026. We contributed $43.6 million to our qualified defined benefit pension plan and funded $2.6 million for nonqualified benefits in 2025.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, estimates, assumptions, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.

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

Pension and Postretirement Benefits Plans

We account for our pension and postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the discount rate and expected long-term rate of return on plan assets, among others, in determining our obligations and the annual cost of our pension and postretirement benefits. These assumptions are assessed annually, or more frequently when warranted, in consultation with independent actuaries and investment advisors as of December 31, and adjustments are made as needed.

The following table presents key assumptions used to measure the pension and postretirement benefits obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.55%	5.70%	5.11%	5.62%
Expected return on plan assets	6.00%	5.25%	—	—

To determine the long-term expected rate of return, we consider macroeconomic conditions, the historical experience and expected future long-term performance of the plan assets, as well as the current and expected allocation of the plan assets. The pension plan’s asset allocation as of December 31, 2025, was approximately 61% fixed income investments, 16% equity securities and 23% other investments, in line with our policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all other assumptions constant, we estimate that a one percentage point decrease in the expected return on plan assets would have increased our 2025 pension expense by approximately $6.0 million. Our expected long-term rate of return on plan assets assumption will increase to 6.25% for fiscal year 2026.

In determining the discount rate, we use yields on high-quality fixed-income investments (including among other things, Moody’s Aa corporate bond yields) that match the duration and expected cash flows of the future pension obligations. To the extent the discount rate increases or decreases, our pension and postretirement obligations are decreased or increased accordingly. Holding all other assumptions constant, we estimate that a one percentage point decrease in the discount rate used to calculate both pension expense for 2025 and the pension liability as of December 31, 2025 would have increased pension expense by $6.1 million in 2025 and the pension liability by $60.1 million at December 31, 2025.  Similarly, a one percentage point decrease in the discount rate would have decreased postretirement benefits expense by $0.3 million in 2025 and increased the postretirement benefits liability by $2.8 million at December 31, 2025.

Business Combinations and Related Goodwill and Intangible Assets

We allocate the purchase price of acquisitions to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, with the excess recorded to goodwill. We use our best estimates and assumptions to assign fair value to the assets acquired and liabilities assumed and determine the useful lives of the acquired intangible assets. We use various valuation techniques to determine the fair value of the intangible assets including the multi-period excess earnings and relief-from-royalty methods. Examples of critical estimates and significant inputs used in valuing the intangible assets include, but are not limited to, projected revenues and expected operating margins, customer attrition rates, discount rates, and royalty rates. We estimate the useful lives of each definite-lived intangible asset based on the expected period over which we anticipate generating economic benefit from the asset. The amounts and useful lives assigned to the intangible assets impact the amount and timing of future amortization expense.

While we use our best estimates and assumptions to determine fair value of the assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments.

Merchandise Inventory

We value most of our inventories at the lower of cost (generally determined using the last-in, first-out (“LIFO”) cost method) or market.  We value our remaining inventory at the lower of cost or market determined using average cost. LIFO accounting is a method of accounting that, compared with other inventory accounting methods, generally provides better matching of current costs with current sales.  In assessing the ultimate realization of inventories, we make judgments as to our return rights to suppliers and future demand requirements and record an inventory reserve for obsolete inventory.  If actual future demand, market conditions, or supplier return provisions are less favorable than those projected by management, additional inventory write-downs may be required. For the years ended December 31, 2025, 2024, and 2023, there were no material differences between our estimated reserve levels and actual write-offs.

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

While we had no variable-rate debt at December 31, 2025, a one percentage point increase in interest rates would increase our interest expense accordingly if we were to have variable-rate debt.

The following table provides information about financial instruments that are sensitive to changes in interest rates.  The table presents principal payments on debt and related weighted-average interest rates by expected maturity dates:

						December 31, 2025
Debt Instruments	2026	2027	2028	2029	2030	Total	Fair Value

Long-term, fixed-rate debt	$0.9	$0.4	$0.4	$0.1	$0.1	$1.9	$1.8
Weighted-average interest rate	6.66%	9.29%	10.57%	7.27%	4.87%

The fair value of long-term debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread as of December 31, 2025.

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

Item 8.  Financial Statements and Supplementary Data

[THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Graybar Electric Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graybar Electric Company, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Defined Benefit Pension Obligation
Description of the Matter

At December 31, 2025, the Company’s aggregate defined benefit pension obligation was $635.1 million and exceeded the fair value of pension plan assets of $529.7 million, resulting in an unfunded defined benefit pension obligation of $105.4 million. As discussed in Note 13 to the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets at December 31 or upon a remeasurement event.

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

St. Louis, Missouri

March 11, 2026

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
(Stated in millions, except per share data)	2025	2024	2023
Net Sales	$12,875.6	$11,645.5	$11,042.4
Cost of merchandise sold	(10,386.9)	(9,309.3)	(8,818.6)
Gross Margin	2,488.7	2,336.2	2,223.8
Selling, general and administrative expenses	(1,823.8)	(1,691.2)	(1,525.0)
Depreciation and amortization	(86.5)	(80.8)	(66.1)
Other operating income, net	3.3	12.0	4.6
Income from Operations	581.7	576.2	637.3
Non-operating expenses, net	(2.0)	(3.0)	(8.0)
Income before Provision for Income Taxes	579.7	573.2	629.3
Provision for income taxes	(147.3)	(149.1)	(164.9)
Net Income	432.4	424.1	464.4
Net income attributable to noncontrolling interests	(1.0)	(1.0)	(1.0)
Net Income attributable to Graybar Electric Company, Inc.	$431.4	$423.1	$463.4
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$13.31	$13.11	$14.42

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Stated in millions)	2025	2024	2023
Net Income	$432.4	$424.1	$464.4
Other Comprehensive Income (Loss)
Foreign currency translation	10.2	(16.1)	4.0
Pension and postretirement benefits liability adjustments (net of tax of ($2.4), $8.3, and $10.1, respectively)	6.8	(24.2)	(29.1)
Total Other Comprehensive Income (Loss)	17.0	(40.3)	(25.1)
Comprehensive Income	$449.4	$383.8	$439.3
Less: comprehensive income attributable to noncontrolling interests, net of tax	1.4	0.5	1.0
Comprehensive Income attributable to Graybar Electric Company, Inc.	$448.0	$383.3	$438.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets

			December 31,
(Stated in millions, except share and per share data)			2025	2024
ASSETS
Current Assets
Cash and cash equivalents			$273.1	$90.4
Trade receivables (net of allowances of $14.0 and $15.2, respectively)			2,059.1	1,820.3
Merchandise inventory			1,038.2	902.2
Other current assets			117.9	87.0
Total Current Assets			3,488.3	2,899.9
Property, at cost
Land			96.8	95.4
Buildings			595.9	577.9
Furniture and fixtures			359.9	342.3
Software			50.9	154.4
Finance leases			5.4	6.8
Total Property, at cost			1,108.9	1,176.8
Accumulated depreciation and amortization			(628.5)	(698.9)
Net Property			480.4	477.9
Operating Lease Right-of-use Assets			273.2	232.9
Goodwill			235.0	232.2
Intangible Assets (net of accumulated amortization of $88.0 and $62.1, respectively)			288.3	310.5
Other Non-current Assets			162.2	153.8
Total Assets			$4,927.4	$4,307.2
LIABILITIES
Current Liabilities
Short-term borrowings			$—	$22.0
Trade accounts payable			1,563.3	1,294.0
Accrued payroll and benefit costs			252.2	207.5
Current operating lease liabilities			62.1	55.7
Other current liabilities			335.4	246.5
Total Current Liabilities			2,213.0	1,825.7
Postretirement Benefits Liability			44.8	54.1
Pension Liability			103.7	129.0
Non-current Operating Lease Liabilities			235.0	194.9
Other Non-current Liabilities			54.7	55.9
Total Liabilities			2,651.2	2,259.6
SHAREHOLDERS’ EQUITY
	Shares at December 31,
Capital Stock	2025	2024
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	26,902,022	26,656,527
Issued to shareholders	5,531,109	5,533,939
In treasury, at cost	(22,733)	(57,751)
Outstanding Common Stock	32,410,398	32,132,715	648.2	642.7
Common shares subscribed	1,502,310	1,356,281	30.0	27.1
Less subscriptions receivable	(1,502,310)	(1,356,281)	(30.0)	(27.1)
Retained Earnings			1,819.2	1,614.9
Accumulated Other Comprehensive Loss			(201.1)	(217.7)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,266.3	2,039.9
Noncontrolling Interests			9.9	7.7
Total Shareholders’ Equity			2,276.2	2,047.6
Total Liabilities and Shareholders’ Equity			$4,927.4	$4,307.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Stated in millions)	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$432.4	$424.1	$464.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86.5	80.8	66.1
Non-cash operating lease expense	63.2	60.0	51.1
Deferred income taxes	10.7	19.0	15.4
Net gains on disposals of assets	(5.7)	(10.9)	(0.4)
Losses on impairment of assets	0.3	3.0	0.4
Non-cash settlement gain	(0.2)	—	—
Earnings on investment in employee deferred compensation trust	(1.1)	(1.4)	(0.9)
Net income attributable to noncontrolling interests	(1.0)	(1.0)	(1.0)
Changes in assets and liabilities:
Trade receivables	(243.2)	(134.8)	115.9
Merchandise inventory	(134.9)	17.8	173.1
Other current assets	(30.0)	(7.3)	5.4
Other non-current assets	(20.9)	(61.9)	1.3
Trade accounts payable	268.7	29.7	(79.5)
Accrued payroll and benefit costs	44.7	14.8	(32.1)
Other current liabilities	95.1	10.5	(22.3)
Other non-current liabilities	(87.6)	(62.7)	(133.8)
Total adjustments to net income	44.6	(44.4)	158.7
Net cash provided by operating activities	477.0	379.7	623.1
Cash Flows from Investing Activities
Proceeds from disposal of property	6.6	18.8	1.1
Capital expenditures for property	(58.0)	(58.5)	(82.0)
Insurance proceeds from property claim	10.4	4.0	—
Amounts attributable to acquisitions	(6.9)	(146.3)	(378.8)
Investment in employee deferred compensation trust	(1.1)	(0.6)	(25.0)
Net cash used by investing activities	(49.0)	(182.6)	(484.7)
Cash Flows from Financing Activities
Net (decrease) increase in short-term borrowings	(22.0)	22.0	(31.6)
Principal payments under finance leases	(1.0)	(1.5)	(1.8)
Payment of deferred financing fees	(2.4)	—	—
Proceeds from advance payments on common stock prior to issuance	0.9	1.0	0.8
Sales of common stock	26.3	26.1	22.9
Purchases of common stock	(20.8)	(24.7)	(20.3)
Sales of noncontrolling interests’ common stock	1.6	—	1.5
Purchases of noncontrolling interests’ common stock	(0.8)	(0.6)	(0.3)
Dividends paid	(227.1)	(225.3)	(80.4)
Contingent consideration paid	—	(2.3)	—
Net cash used by financing activities	(245.3)	(205.3)	(109.2)
Net Increase (Decrease) in Cash	182.7	(8.2)	29.2
Cash, Beginning of Year	90.4	98.6	69.4
Cash, End of Year	$273.1	$90.4	$98.6
Supplemental Cash Flow Information:
Non-cash Investing and Financing Activities:
Acquisitions of equipment under finance leases	$0.7	$—	$1.0
Acquisitions of assets under operating leases	$103.4	$74.1	$92.5

Cash Paid During the Year for:
Interest, net of amounts capitalized	$0.5	$0.9	$2.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Graybar Electric Company, Inc.
	Shareholders’ Equity
(Stated in millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2022	$531.8	$1,141.0	$(152.8)	$5.6	$1,525.6
Net income		463.4		1.0	464.4
Other comprehensive loss			(25.1)	—	(25.1)
Stock issued	22.9			1.5	24.4
Stock purchased	(20.3)			(0.3)	(20.6)
Dividends declared	106.9	(187.3)			(80.4)
Balance, December 31, 2023	$641.3	$1,417.1	$(177.9)	$7.8	$1,888.3
Net income		423.1		1.0	424.1
Other comprehensive loss			(39.8)	(0.5)	(40.3)
Stock issued	26.1			—	26.1
Stock purchased	(24.7)			(0.6)	(25.3)
Dividends declared	—	(225.3)			(225.3)
Balance, December 31, 2024	$642.7	$1,614.9	$(217.7)	$7.7	$2,047.6
Net income		431.4		1.0	432.4
Other comprehensive income			16.6	0.4	17.0
Stock issued	26.3			1.6	27.9
Stock purchased	(20.8)			(0.8)	(21.6)
Dividends declared		(227.1)			(227.1)
Balance, December 31, 2025	$648.2	$1,819.2	$(201.1)	$9.9	$2,276.2

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

Outgoing Freight Expenses

We record approximately 95% of outgoing freight expenses as a component of selling, general and administrative expenses.  Total outgoing freight expenses were $111.3 million, $106.2 million, and $102.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Cloud Computing Arrangements

We capitalize certain cloud computing arrangement implementation costs incurred in hosting arrangements that are service contracts within other current assets and other non-current assets in the consolidated balance sheets.  We amortize capitalized cloud computing arrangement implementation costs using the straight-line method over the term of the hosting arrangement, generally five to ten years, with amortization expense recorded in selling, general and administrative expenses once the cloud computing arrangement is placed in service. At December 31, 2025, we recorded capitalized implementation costs of $10.8 million within other current assets and $76.7 million within other non-current assets, with related accumulated amortization of $5.4 million. At December 31, 2024, we recorded capitalized implementation costs of $55.2 million within other non-current assets, with no related accumulated amortization. Amortization expense related to cloud computing arrangements was $5.4 million in 2025. There was no amortization expense related to cloud computing arrangements in 2024 and 2023.

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

Segments and Related Disclosures

The Company is engaged in the distribution of electrical, industrial, automation and connectivity products. In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell. During the years ended December 31, 2025, 2024 and 2023, domestic revenue accounted for 95% of total revenue. The Company’s long-lived assets consist primarily of property, net. As of December 31, 2025 and 2024, 95% and 96% of long-lived assets were in the U.S, respectively. The Company manages its business activities and operations in one reportable segment.

The Company’s chief operating decision maker ("CODM") is considered to be the Chairman of the Board, President and Chief Executive Officer of Graybar. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on net income attributable to Graybar (see the Consolidated Statements of Income). The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income. The measures the CODM uses are all disclosed as separate line items within the income statement, principally focused on net income and income from operations.

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The guidance was applied retrospectively to all periods presented in the financial statements. The adoption of this Update resulted in an expansion of our annual income tax footnote disclosures.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Construction	61.6%	60.5%	58.4%
CIG	21.5	21.7	23.3
Industrial & Utility	16.9	17.8	18.3
Total net sales	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the December 31, 2025 presentation.

We had no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2025 and 2024. In addition, for the years ended December 31, 2025, 2024 and 2023, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period is not material.

4. ALLOWANCES FOR CASH DISCOUNTS AND CREDIT LOSSES

The following table summarizes the activity in the allowances for cash discounts and credit losses:

	Beginning Balance	Provision	Deductions	Ending Balance
For the Year Ended December 31, 2025
Allowance for cash discounts	$4.2	$62.8	$(61.8)	$5.2
Allowance for credit losses	11.0	3.5	(5.7)	8.8
Total	$15.2	$66.3	$(67.5)	$14.0

For the Year Ended December 31, 2024
Allowance for cash discounts	$3.6	$54.9	$(54.3)	$4.2
Allowance for credit losses	10.0	5.7	(4.7)	11.0
Total	$13.6	$60.6	$(59.0)	$15.2

For the Year Ended December 31, 2023
Allowance for cash discounts	$3.6	$51.7	$(51.7)	$3.6
Allowance for credit losses	9.8	6.2	(6.0)	10.0
Total	$13.4	$57.9	$(57.7)	$13.6

5. INVENTORY

Our inventory, comprised entirely of finished goods, is stated at the lower of cost (generally determined using the LIFO cost method) or market.  Inventories valued using the LIFO method comprised 81% of the total inventories at December 31, 2025, compared to 80% at December 31, 2024. Had the first-in, first-out (“FIFO”) method been used, merchandise inventory would have been $496.7 million and $427.2 million greater than reported under the LIFO method at December 31, 2025 and 2024, respectively.  We did not liquidate any portion of previously created LIFO layers in 2025 and 2024. In 2023, we liquidated portions of previously created LIFO layers, resulting in increases in cost of merchandise sold of $5.2 million.

Reserves for excess and obsolete inventories were $21.5 million and $23.0 million at December 31, 2025 and 2024, respectively.  The change in the reserve for excess and obsolete inventories, included in cost of merchandise sold, was ($1.5) million, ($0.7) million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Depreciation expense was $53.7 million, $49.4 million, and $43.1 million in 2025, 2024, and 2023, respectively.

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

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. We had $0.6 million and $1.3 million of assets held for sale at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we sold assets classified as held for sale with a net book value of $0.5 million, and recorded a net gain of $5.1 million in other operating income, net. During the year ended December 31, 2024, we sold assets classified as held for sale with a net book value of $7.3 million, and recorded a net gain of $10.6 million in other operating income, net. We did not sell any assets classified as held for sale in 2023.

Where applicable, we capitalize qualifying internal and external costs incurred to develop or obtain software for internal use during the application development stage. Costs incurred during the pre-application development and post-implementation stages are expensed as incurred. We capitalized software and software development costs of $2.5 million and $3.1 million in 2025 and 2024, respectively, and the amounts are recorded in software.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets.  In such cases, additional analysis is conducted to determine the amount of the loss to be recognized.  The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary. For the year ended December 31, 2025, we recognized an impairment loss of $0.3 million where the net book value of property listed as held for sale exceeded the estimated selling price less estimated selling expense. For the year ended December 31, 2024, we recognized a net impairment loss of $3.0 million, which was comprised of impairment on property of $17.5 million, partially offset with gains on insurance proceeds. The impairment losses are recorded in other operating income, net. We did not recognize any impairment on property for the year ended December 31, 2023.

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

The components of the lease expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating lease cost	$74.4	$70.9	$58.4
Finance lease cost:
Amortization of right-of-use assets	0.9	1.2	1.5
Interest on lease liabilities	0.2	0.3	0.3
Total finance lease cost	1.1	1.5	1.8
Variable lease cost	20.0	18.4	15.3
Total lease cost	$95.5	$90.8	$75.5

Supplemental balance sheet information at December 31, 2025 and 2024 related to leases was as follows:

	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$271.8	$231.1
Favorable lease interests, net	1.4	1.8
Total operating lease right-of-use assets	$273.2	$232.9

Current operating lease liabilities	$62.1	$55.7
Non-current operating lease liabilities	235.0	194.9
Total operating lease liabilities	$297.1	$250.6

Finance leases:
Property, at cost	$5.4	$6.8
Accumulated depreciation and amortization	(3.4)	(5.0)
Net property	$2.0	$1.8

Current obligations of finance leases	$0.9	$0.9
Finance leases, net of current obligations	1.0	1.3
Total finance lease liabilities	$1.9	$2.2

Weighted average remaining lease term:
Operating leases	4.8 years	4.9 years
Finance leases	2.8 years	2.8 years
Weighted average discount rate:
Operating leases	5.3%	4.6%
Finance leases	8.3%	8.4%

Supplemental cash flow and other information for the years ended December 31, 2025, 2024, and 2023 related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$73.6	$69.3	$57.9
Operating cash flows for finance leases	0.2	0.3	0.3
Financing cash flows for finance leases	1.0	1.5	1.8

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(A)	$103.4	$74.1	$92.5
Finance leases	0.7	—	1.0

(A) Includes $0.5 million, $3.6 million, and $20.5 million of operating leases established as a result of our acquisitions during 2025, 2024 and 2023, respectively. See Note 17, “Acquisitions”, for further information.

Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows:

	December 31, 2025
	Operating Leases	Finance Leases
Future minimum lease payments
2026	$74.8	$1.0
2027	73.5	0.5
2028	59.3	0.4
2029	42.7	0.2
2030	27.5	0.1
Thereafter	61.2	—
Total future minimum lease payments	$339.0	$2.2
Less: imputed interest	(41.9)	(0.3)
Total lease obligation	$297.1	$1.9
Less: current obligations	(62.1)	(0.9)
Long-term lease obligation	$235.0	$1.0

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were as follows:

	2025	2024
Beginning balance	$232.2	$179.0
Acquisitions and purchase accounting adjustments	2.5	53.8
Foreign currency translation impact	0.3	(0.6)
Ending balance	$235.0	$232.2

As of December 31, 2025, we have completed our annual impairment test and concluded that there is no impairment of our goodwill. We did not recognize any goodwill impairment in 2024 and 2023.

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2025
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	15.2 years	$280.4	$(65.0)	$215.4
Trade name	5 to 20 years	16.2 years	91.5	(20.2)	71.3
Non-compete agreements	3 to 7 years	5.0 years	3.7	(2.1)	1.6
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.7)	—
Total		15.3 years	$376.3	$(88.0)	$288.3

	As of December 31, 2024
	Asset Life	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 to 20 years	15.3 years	$277.3	$(45.9)	$231.4
Trade name	5 to 20 years	16.3 years	90.9	(14.3)	76.6
Non-compete agreements	3 to 7 years	5.0 years	3.7	(1.3)	2.4
Other intangible assets	2.5 to 10 years	3.9 years	0.7	(0.6)	0.1
Total		15.4 years	$372.6	$(62.1)	$310.5

We did not incur impairment losses related to our intangible assets during the years ended December 31, 2025, 2024, and 2023. Amortization expense for intangible assets was $25.9 million, $24.1 million, and $15.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Estimated future amortization expense related to our intangible assets for the years ending December 31 is as follows:

2026	$24.4
2027	24.1
2028	23.5
2029	23.0
2030	22.3
After 2030	171.0
Total	$288.3

9. INCOME TAXES

The components of income before taxes and the provision for income taxes recorded in the consolidated statements of income are as follows:

	For the Years Ended December 31,
Components of Income before Taxes	2025	2024	2023
Domestic	$539.3	$532.5	$591.9
Foreign	40.4	40.7	37.4
Income before taxes	$579.7	$573.2	$629.3

	For the Years Ended December 31,
Components of Income Tax Provision	2025	2024	2023
Current expense:
U.S. Federal	$102.6	$94.7	$109.7
State	22.2	23.6	29.1
Foreign	11.8	11.8	10.7
Total current expense	$136.6	$130.1	$149.5
Deferred expense (benefit):
U.S. Federal	$8.5	$14.7	$11.9
State	2.5	4.5	3.7
Foreign	(0.3)	(0.2)	(0.2)
Total deferred expense	$10.7	$19.0	$15.4
Total income tax provision	$147.3	$149.1	$164.9

A reconciliation between the statutory U.S. federal income tax rate and the effective tax rate in the consolidated statements of income is as follows:

		For the Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Statutory U.S. federal income tax rate	$121.7	21.0%	$120.4	21.0%	$132.1	21.0%
State and local income taxes, net of federal benefit[1]	19.5	3.4	22.2	3.9	25.9	4.1
Foreign tax effects	3.3	0.6	3.3	0.6	3.0	0.5
Effect of cross-border tax laws	(0.1)	—	—	—	(0.1)	—
Tax credits	(3.8)	(0.7)	(2.8)	(0.5)	(2.1)	(0.3)
Changes in valuation allowances	0.3	—	0.2	—	0.2	—
Nontaxable or nondeductible items	6.0	1.0	5.6	1.0	5.8	0.9
Other, net	0.4	0.1	0.2	—	0.1	—
Effective tax rate	$147.3	25.4%	$149.1	26.0%	$164.9	26.2%

1 State taxes which make up the majority (greater than 50%) of the tax effect in this category by year are:

2025: California, Minnesota, Illinois, New York, Florida, Oregon, Virginia, Wisconsin, Massachusetts and Maryland

2024: California, Illinois, New York, Minnesota, Florida, Maryland, Wisconsin and Massachusetts

2023: California, Florida, New York, Minnesota, Illinois, Massachusetts, New Jersey and Wisconsin

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

Assets (Liabilities)	2025	2024
Pension	$21.3	$28.9
Operating lease liabilities	74.3	62.2
Postretirement benefits	12.7	15.7
Inventory	12.3	8.7
Payroll accruals	6.9	4.5
Computer software	—	1.4
Bad debt reserves	1.8	2.1
Other deferred tax assets	30.4	23.5
Subtotal	159.7	147.0
Less: valuation allowances	(1.7)	(1.3)
Deferred tax assets	158.0	145.7
Fixed assets	(46.5)	(48.9)
Operating lease right-of-use assets	(67.9)	(57.3)
Computer software	(12.9)	—
Other deferred tax liabilities	(28.7)	(24.3)
Deferred tax liabilities	(156.0)	(130.5)
Net deferred tax assets	$2.0	$15.2

Deferred income taxes included in non-current assets (liabilities) at December 31 were:

	2025	2024
Deferred tax assets included in other non-current assets	$3.9	$17.3
Deferred tax liabilities included in other non-current liabilities	(1.9)	(2.1)
Total	$2.0	$15.2

Operating loss and tax credit carryforwards included in net deferred tax assets, all of which expire between 2026 and 2045, at December 31 were:

	2025	2024
U.S. Federal	$1.7	$1.3
State	0.1	0.1

We have placed valuation allowances of $1.7 million and $1.3 million for 2025 and 2024, respectively, relating to federal foreign tax credits that are not expected to be utilized prior to expiration.

Net cash paid (net of refunds received) for income taxes consisted of the following:

	For the Years Ended December 31,
Components of Income Taxes Paid	2025	2024	2023
U.S. Federal	$97.7	$96.0	$102.7
State and local	23.5	24.7	25.2
Foreign:
Canada	12.3	10.3	13.3
Other	0.6	0.4	0.8
Cash income taxes paid, net of refunds	$134.1	$131.4	$142.0

No additional income taxes have been provided for any outside basis differences inherent in non-U.S. subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations to fund operations and growth.

Our federal income tax returns for the tax years 2022 and forward are available for examination by the United States Internal Revenue Service (“IRS”).  The statute of limitations for the 2022 federal return will expire on October 15, 2026, unless extended by consent. Our state income tax returns for 2021 through 2025 remain subject to examination by various state authorities with the latest period closing on December 31, 2030.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2021.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, creating a 15% global minimum effective tax rate for large multinational corporations. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates, effective beginning January 1, 2024. The Pillar Two effective tax rates in all jurisdictions in which the Company operates exceed the safe harbor thresholds, and management is not currently aware of any circumstances under which this might change. Accordingly, no top-up taxes have been recorded in 2025 and 2024.

On July 4, 2025, President Trump signed legislation formally entitled “An Act to provide reconciliation pursuant to title II of H. Con. Res. 14.,” but commonly known as the One Big Beautiful Bill Act or (“OBBBA”). This legislation, among many provisions, modified treatment of domestic research or experimental expenditures, fixed asset depreciation, and charitable contributions. The Company has applied the OBBBA and related guidance; impacts on deferred taxes reflected in the year ended December 31, 2025, the period of enactment, are immaterial to the effective tax rate of the overall consolidated financial statements.

We had no unrecognized tax benefits as of December 31, 2025 and 2024. We had unrecognized tax benefits of $0.4 million as of December 31, 2023 that are uncertain tax positions that would impact our effective tax rate if recognized.  We are periodically engaged in tax return examinations, reviews of statute of limitations periods, and settlements surrounding income taxes.

Our uncertain tax benefits, and changes thereto, during 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Balance at January 1,	$—	$0.4	$0.5
Reductions for tax positions of prior years	—	(0.4)	(0.1)
Balance at December 31,	$—	$—	$0.4

We classify interest expense and penalties as part of our provision for income taxes based upon applicable federal and state interest/underpayment percentages.  We had no interest and penalties accrued at December 31, 2025, and 2024. Interest in prior years was computed on the difference between the provision for income taxes recognized in accordance with GAAP and the amount of benefit previously taken or expected to be taken in our federal, state, and local income tax returns.

10. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires on March 5, 2036. At December 31, 2025, approximately 83% of the common stock was held in a voting trust that would have expired of March 1, 2027. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust. As of March 6, 2026, 4,833 shareholders owning 21,795,003 shares of common stock, or approximately 66%, of the total shares outstanding, have deposited their shares into the new Voting Trust Agreement.

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

During 2025, eligible employees and qualified retirees subscribed for 1,502,310 shares totaling approximately $30.0 million.  Subscribers elected to make payments under one of the following options: (i) all shares subscribed for on or before January 2, 2026; or (ii) all shares subscribed for in installments paid through payroll deductions (or in certain cases where a subscriber is no longer on our payroll, through direct monthly payments) over an eleven-month period.

Common shares were delivered to subscribers as of January 9, 2026, in the case of shares paid for on or before January 2, 2026.  Shares will be issued and delivered to subscribers on a quarterly basis, as of the tenth day of March, June, September, and December, to the extent full payments for shares are made in the case of subscriptions under the installment method.

Shown below is a summary of shares purchased and retired by the Company during the three years ended December 31:

	Shares of Common Stock
	Purchased	Retired
2025	1,038,286	1,073,304
2024	1,238,010	1,249,433
2023	1,016,132	1,010,521

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01).  The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2025 and 2024.

On December 13, 2023, our Board of Directors declared a 20% common stock dividend. Each shareholder was entitled to one shares of common stock for every five shares held as of December 18, 2023. The stock was issued on February 2, 2024.

11. NET INCOME PER SHARE OF COMMON STOCK

The computation of net income per share of common stock is based on the average number of common shares outstanding during each year. The average number of shares used in computing net income per share of common stock at December 31, 2025, 2024, and 2023 was 32,417,744 shares, 32,262,812 shares, and 32,121,723 shares, respectively.

12. DEBT

	December 31,
Long-term Debt	2025	2024
Finance leases, various maturities, with a weighted average interest rate of 8.3%	$1.9	$2.2
Less current portion	(0.9)	(0.9)
Long-term Debt	$1.0	$1.3

Long-term Debt matures as follows:
2026	$0.9
2027	0.4
2028	0.4
2029	0.1
2030	0.1
$1.9

The carrying amount of our outstanding long-term, fixed-rate debt exceeded its fair value by $0.1 million at both December 31, 2025 and 2024.  The fair value of the long-term, fixed-rate debt is estimated by calculating future cash flows at interpolated Treasury yields with similar maturities, plus an estimate of our credit risk spread.  The fair value of our variable-rate short- and long-term debt approximates its carrying value at December 31, 2025 and 2024, respectively.

Revolving Credit Facility

At December 31, 2024, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in August 2026 with Bank of America, N.A. and the other lenders named therein (the “Credit Agreement”), which included a combined letter of credit sub-facility of up to $25.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada.  The Credit Agreement contained an accordion feature, which allowed us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

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

Interest on the Company’s borrowings under the Amended Credit Agreement will be based on, at the borrower’s election, either (A) (i) the base rate (as defined in the Amended Credit Agreement), or (ii) term SOFR (as defined in the Amended Credit Agreement, in the case of U.S. dollar-denominated borrowings) or (B) (i) the base rate (as defined in the Amended Credit Agreement) or (ii) term CORRA (as defined in the Amended Credit Agreement, in the case of Graybar Canada as borrower with respect to Canadian dollar-denominated borrowings), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In connection with such a borrowing, the applicable borrower will also select the term of the loan, up to six months, or automatically renew with the consent of the lenders. Swing-line loans, which are daily loans, will bear interest at a rate based on, at the borrower’s election, either (i) the base rate or (ii) the SOFR daily floating rate (as defined in the Amended Credit Agreement), or in the case of Graybar Canada with respect to Canadian dollar-denominated borrowings, daily simple CORRA (as defined in the Amended Credit Agreement), in each case plus an applicable margin, as determined by the pricing grid set forth in the Amended Credit Agreement. In addition to interest payments, there are certain fees and obligations associated with borrowings, swing-line loans, letters of credit, term loans and other administrative matters.

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

The Amended Credit Agreement provides for a quarterly facility fee ranging from 0.25% to 0.40% per annum, subject to adjustment based upon the consolidated leverage ratio for a fiscal quarter, and letter of credit fees ranging from 1.00% to 1.60% per annum payable quarterly, subject to such adjustment. Borrowings can be either base rate loans plus a margin ranging from 0.00% to 0.60% or term SOFR, term CORRA, SOFR daily floating rate, or daily simple CORRA rate loans plus a margin ranging from 1.00% to 1.60%, subject to adjustment based upon the consolidated leverage ratio. Availability under the Amended Credit Agreement is subject to the accuracy of representations and warranties and absence of a default and, in the case of Canadian borrowings denominated in Canadian dollars, the absence of a material adverse change in the national or international financial markets, which would make it impracticable to lend Canadian dollars.

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

We were in compliance with all covenants under the Amended Credit Agreement and Credit Agreement, respectively, as of December 31, 2025 and 2024.

There were no short-term borrowings as of December 31, 2025. There were $22.0 million in short-term borrowings at December 31, 2024, of which all were issued under the Credit Agreement.

Short-term borrowings outstanding during the year ended December 31, 2025 ranged from a minimum of no short-term borrowings to a maximum of $37.0 million. Short-term borrowings outstanding during the year ended December 31, 2024 ranged from a minimum of no short-term borrowings to a maximum of $55.0 million.  The average daily amount of borrowings outstanding under the Amended Credit Agreement during 2025 amounted to approximately $0.3 million at weighted-average interest rates of 5.44%.  The average daily amount of borrowings outstanding under the Credit Agreement during 2024 amounted to approximately $2.8 million at weighted-average interest rates of 6.28%.

At December 31, 2025, we had available unused committed lines of credit under the Amended Credit Agreement amounting to $744.4 million, compared to $724.2 million at December 31, 2024 under the Credit Agreement.

We had interest income, net of $0.9 million and $2.1 million for the year ended December 31, 2025, and 2024, respectively. We had interest expense, net of $2.7 million for the year ended December 31, 2023.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $200.0 million private placement shelf agreement (the "Prudential Shelf Agreement") with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026.

We also have an uncommitted, unsecured $200.0 million private placement shelf agreement (the "MetLife Shelf Agreement") with MetLife Investment Management, LLC and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Amended Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of December 31, 2025 and 2024.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of December 31, 2025 and 2024.

Letters of Credit

We had total letters of credit of $10.6 million outstanding at December 31, 2025, of which $5.6 million were issued under the Amended Credit Agreement. We had total letters of credit of $9.6 million outstanding at December 31, 2024, of which $3.8 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees.  Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan.  Postretirement life insurance benefits are insured through an insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at December 31, 2025 and 2024.

The following table sets forth information regarding the funded status of our pension and other postretirement benefits as of December 31, 2025 and 2024:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of period	$613.8	$616.8	$61.0	$62.4
Service cost	21.1	22.6	1.3	1.4
Interest cost	34.3	31.9	3.3	3.2
Actuarial loss (gain)	13.4	(7.9)	1.0	(1.8)
Benefits paid from plan assets	(43.4)	(47.0)	—	—
Benefits paid from Company assets	(2.6)	(1.0)	(4.7)	(4.2)
Administrative expenses paid	(1.5)	(1.6)	—	—
Settlements	—	—	(12.4)	—
Benefit Obligation at End of Period	635.1	613.8	49.5	61.0
Change in Plan Assets:
Fair value of plan assets at beginning of period	481.8	508.2	—	—
Actual return on plan assets	49.2	(17.8)	—	—
Employer contributions(A)	46.2	41.1	17.1	4.2
Benefits paid(A)	(46.0)	(48.1)	(4.7)	(4.2)
Administrative expenses paid	(1.5)	(1.6)	—	—
Settlements	—	—	(12.4)	—
Fair Value of Plan Assets at End of Period	529.7	481.8	—	—
Unfunded Status	$105.4	$132.0	$49.5	$61.0

(A) Includes $2.6 million and $1.1 million paid from our assets for unfunded nonqualified pension benefits in fiscal years 2025 and 2024, respectively.

The accumulated benefit obligation for our Pension Plan was $594.3 million and $570.1 million at December 31, 2025 and 2024, respectively.

Amounts recognized in the consolidated balance sheet for the years ended December 31 consist of the following:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Current accrued benefit cost	$1.7	$3.0	$4.7	$6.9
Non-current accrued benefit cost	103.7	129.0	44.8	54.1
Net amount recognized	$105.4	$132.0	$49.5	$61.0

 Current accrued benefit cost for both pension benefits and postretirement benefits is included in other current liabilities in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits and postretirement benefits are included in pension liability and postretirement benefits liability, respectively, in the consolidated balance sheets.

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, net of tax, consist of the following:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Net actuarial loss (gain)	$185.1	$192.7	$(0.4)	$(1.2)
Accumulated other comprehensive loss (gain)	$185.1	$192.7	$(0.4)	$(1.2)

The actuarial loss for the Pension Plan in 2025 was primarily due to decreases in the discount rate compared to 2024. The actuarial gain for the Pension Plan in 2024 was primarily due to increases in the discount rate compared to 2023 and due to plan experience.

Weighted-average assumptions used to determine the actuarial present value of the pension and postretirement benefit obligations as of December 31 are:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.55%	5.70%	5.11%	5.62%
Rate of compensation increase	3.91%	4.03%	—	—
Healthcare cost trend on covered charges	—	—	5.00%	5.00%

The net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023 included the following components:

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2025	2024	2023	2025	2024	2023
Selling, general and administrative expenses:
Service cost	$21.1	$22.6	$24.3	$1.3	$1.4	$1.4
Total selling, general and administrative expenses	$21.1	$22.6	$24.3	$1.3	$1.4	$1.4
Non-operating expenses, net:
Interest cost	34.3	31.9	31.9	3.3	3.2	3.4
Expected return on plan assets	(35.5)	(31.9)	(28.9)	—	—	—
Amortization of:
Net actuarial loss	9.9	7.6	1.1	—	—	—
Settlement gain	—	—	—	(0.2)	—	—
Total non-operating expenses, net	$8.7	$7.6	$4.1	$3.1	$3.2	$3.4
Net periodic benefit cost	$29.8	$30.2	$28.4	$4.4	$4.6	$4.8

In December 2025, we purchased a life insurance buyout agreement for $12.4 million to fully transfer our liabilities related to postretirement life insurance benefits to a third-party insurer, triggering settlement accounting. Accordingly, we recorded a non-cash settlement gain of $0.2 million in non-operating expenses, net on our consolidated statements of income for the year ended December 31, 2025. The settlement gain represented the immediate recognition of a portion of the unrecognized gain within accumulated other comprehensive income in proportion to the share of the projected benefit obligation that was settled by the life insurance buyout. We did not have settlements in 2024 or 2023.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.70%	5.17%	5.55%	5.62%	5.31%	5.70%
Expected return on plan assets	6.00%	5.25%	5.25%	—	—	—
Rate of compensation increase	4.03%	4.14%	4.14%	—	—	—
Healthcare cost trend on covered charges	—	—	—	5.00%	5.00%	5.00%

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

For measurement of the postretirement benefits net periodic cost, a 5.00% annual rate of increase in per capita cost of covered healthcare benefits was assumed for 2025.  The rate was assumed to remain at 5.00% in 2026 and to remain at that level thereafter.

We expect to fund $1.2 million for nonqualified pension benefits during 2026. Qualified pension contributions are expected to be $40.0 million in 2026; however, additional contributions may be made at our discretion.

Estimated future defined benefit pension and other postretirement benefit plan payments to plan participants for the years ending December 31 are as follows:

Year	Pension Benefits	Postretirement Benefits
2026	$61.3	$4.8
2027	57.2	6.1
2028	59.1	6.3
2029	58.7	6.3
2030	58.4	6.1
2031-2035	282.3	25.3

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

Asset allocation information for the Pension Plan at December 31, 2025 and 2024 is as follows:

Investment	2025 Actual Allocation	2025 Target Allocation Range	2024 Actual Allocation	2024 Target Allocation Range
Equity securities - U.S.	10%	7-15%	9%	7-15%
Equity securities - International	6%	3-10%	6%	3-10%
Fixed income investments	56%	40-80%	53%	40-80%
Real assets	2%	0-10%	5%	0-10%
Private equity	10%	5-15%	9%	5-15%
Other investments	5%	2-8%	5%	2-8%
Short-term investments	11%	1-10%	13%	1-10%
Total	100%	100%	100%	100%

Actual asset allocation may occasionally fall outside of the target allocation range until rebalancing occurs.

The following is a description of the valuation methodologies used for assets held by the Pension Plan measured at fair value:

Equity securities - U.S.

Equity securities - U.S. consist of investments in a publicly traded U.S. equity mutual fund and a collective investment trust. The U.S. equity mutual fund is primarily invested in large-capitalization stocks (defined as companies with market capitalization of more than $10 billion). The U.S. publicly traded mutual fund is valued at the closing price reported on the active public market in which the individual securities are traded and are classified as Level 1. The collective investment trust is valued at the net asset value (“NAV”) of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the collective investment trust.

Equity securities - International

Equity securities - International consist of investments in three collective investment trusts and are primarily investments within developed and emerging markets. The collective investment trusts are valued at the NAV of units of the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the collective investment trusts.

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

Real assets

Real assets consist of a limited partnership (“LP”) that invests in real estate. The LP investment is valued at the NAV of units of the trust. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund. Audited financial statements are produced on an annual basis for the LP investment.

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

Other investments

Other investments consist of investments in a private debt fund and a muti-sector credit fund. The private debt fund is valued using unobservable inputs with limited trading activity, and is therefore classified as Level 3. The multi-sector credit fund is valued using the NAV based on the fair value of the underlying investments held by the fund. The NAV, as provided by the Trustee, is used as a practical expedient to estimate fair value. Audited financial statements are produced on an annual basis for the private debt fund and the multi-sector credit fund.

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

There have been no changes in the methodologies for determining fair value at December 31, 2025 or 2024.

The following tables set forth, by level within the fair value hierarchy, the Pension Plan assets measured at fair value as of December 31, 2025 and 2024:

December 31, 2025
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$11.0	$44.4	$—	$—	$55.4
Equity securities - International	34.5	—	—	—	34.5
Fixed income investments	11.2	56.1	228.7	—	296.0
Real assets	8.3	—	—	—	8.3
Private equity	34.0	—	—	17.7	51.7
Other investments	14.9	—	—	11.4	26.3
Short-term investments	57.5	—	—	—	57.5
Total	$171.4	$100.5	$228.7	$29.1	$529.7

December 31, 2024
Investment	Investments Measured at NAV	Level 1	Level 2	Level 3	Total
Equity securities - U.S.	$—	$42.0	$—	$—	$42.0
Equity securities - International	27.0	—	—	—	27.0
Fixed income investments	11.1	19.7	225.8	—	256.6
Real assets	12.8	10.0	—	—	22.8
Private equity	26.3	—	—	19.7	46.0
Other investments	11.8	—	—	11.4	23.2
Short-term investments	64.2	—	—	—	64.2
Total	$153.2	$71.7	$225.8	$31.1	$481.8

The tables below set forth a summary of changes in the fair value of the Pension Plan's Level 3 assets for the years ended December 31, 2025 and 2024:

December 31, 2025
	Private Equity	Other Investments	Total
Balance, beginning of year	$19.7	$11.4	$31.1
Realized gains	0.3	—	0.3
Unrealized (losses) gains	(0.6)	1.0	0.4
Sales	(1.7)	(1.0)	(2.7)
Balance, end of year	$17.7	$11.4	$29.1

December 31, 2024
	Private Equity	Other Investments	Total
Balance, beginning of year	$22.2	$11.4	$33.6
Unrealized gains	0.3	1.2	1.5
Sales	(2.8)	(1.2)	(4.0)
Balance, end of year	$19.7	$11.4	$31.1

14. PROFIT SHARING AND SAVINGS PLAN

We provide a defined contribution profit sharing and savings plan (the "Plan") covering substantially all of our eligible employees with an individual account for each participant.  Employees may make voluntary before-tax and/or after-tax contributions to the saving portion of the Plan, ranging from 2% to 50% of pay, subject to limitations imposed by federal tax law, ERISA, and the Pension Protection Act of 2006. Substantially all employees hired or rehired after July 1, 2015 are eligible to receive a Company matching contribution beginning the first pay period after the completion of six months of service and 500 hours of service. The Company match is equal to 50% of an eligible employee's before-tax or Roth payroll contribution, up to 6% of pay per payroll period, with a maximum match per payroll period of 3%. The matching contribution expense under the Plan recognized by us was $9.7 million, $8.0 million, and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Annual contributions made by us to the profit-sharing portion of the Plan are determined by the Board of Directors at its discretion, and are generally based on the profitability of the Company.  Expense recognized by us under the profit-sharing portion of the Plan was $89.6 million, $67.1 million, and $56.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

15. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At December 31, 2025, Graybar had $4.5 million and $42.2 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $4.5 million and $42.2 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve. At December 31, 2024, Graybar had $2.7 million and $39.6 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $2.7 million and $39.6 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 are as follows:

	2025	2024
Currency translation	$(16.4)	$(26.2)
Pension liability	(185.1)	(192.7)
Postretirement benefits liability	0.4	1.2
Accumulated other comprehensive loss	$(201.1)	$(217.7)

The following table represents the total amounts of actuarial losses recognized that were reclassified from accumulated other comprehensive loss for the years ended December 31, 2025 and 2024:

	2025	2024
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Consolidated Statement of Income:
Non-operating expenses, net	$9.7	$7.6
Tax benefit	(2.5)	(2.0)
Total reclassifications for the period, net of tax	$7.2	$5.6

The following table represents the activity included in accumulated other comprehensive loss for the years ended December 31, 2025 and 2024:

	2025			2024
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(26.2)	$(191.5)	$(217.7)	$(10.6)	$(167.3)	$(177.9)
Other comprehensive income (loss) before reclassifications	9.8	—	9.8	(15.6)	—	(15.6)
Amounts reclassified from accumulated other comprehensive loss (net of tax ($2.5) and ($2.0))	—	7.2	7.2	—	5.6	5.6
Actuarial loss, (net of tax $0.1 and $10.3)	—	(0.4)	(0.4)	—	(29.8)	(29.8)
Net current-period other comprehensive income (loss)	9.8	6.8	16.6	(15.6)	(24.2)	(39.8)
Ending balance December 31,	$(16.4)	$(184.7)	$(201.1)	$(26.2)	$(191.5)	$(217.7)

17. ACQUISITIONS

We completed no material acquisitions in 2025.

In 2024, we completed four acquisitions for a combined purchase price of $149.3 million in cash, net of cash acquired. The acquisitions were financed using cash on hand. Additionally, during 2024, we received a post-closing working capital adjustment of $3.0 million related to a 2023 acquisition.

The following table sets forth the purchase price allocation and summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisitions in 2024.

Fair Value
Current Assets	$28.6
Property	1.5
Goodwill	56.8
Intangible Assets	73.5
Current Liabilities	(11.1)
Total combined purchase price	$149.3

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. The following table sets forth the components of the identifiable intangible assets acquired and their useful lives:

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

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial data for the years ended December 31, 2025 and 2024:

	2025
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,949.8	$3,369.9	$3,298.8	$3,257.1
Gross margin	575.0	639.8	638.8	635.1
Net income attributable to the Company	100.9	138.1	119.3	73.1
Net income attributable to the Company per share of common stock	$3.10	$4.26	$3.68	$2.27

	2024
For the Quarter Ended	March 31,	June 30,	September 30,	December 31,
Net sales	$2,732.7	$3,005.3	$2,979.5	$2,928.0
Gross margin	548.0	585.8	597.2	605.2
Net income attributable to the Company	105.2	110.4	110.2	97.3
Net income attributable to the Company per share of common stock	$3.24	$3.42	$3.42	$3.03

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Management of the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013.  Based on that evaluation, management of the Company concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During 2025, we completed a multi-year, strategic business transformation project, which included upgrading our ERP system. This ERP system upgrade has resulted in, and may continue to result in, changes to many of our existing operational, financial, and administrative business processes. We believe this upgrade will enhance our internal control over financial reporting due to improved operational functionality and further integration of related processes. In connection with the ERP system upgrade, we have automated, modified or implemented certain internal controls as appropriate. We will continue to monitor and modify, as needed, the design of our internal control over financial reporting processes to maintain operating effectiveness in the new environment.

Except as described above, there were no other changes in our internal control over financial reporting during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company who are nominees for election at the 2026 annual meeting of shareholders that is required to be included pursuant to this Item 10 will be included under the caption “Proposal 1: Nominees for Election as Directors” and “Information About the Board of Directors and Corporate Governance Matters” in the Company’s Definitive Information Statement relating to the 2026 Annual Meeting (the “Information Statement”) to be filed with the SEC pursuant to Rule 14c-5 under the Exchange Act, and is incorporated herein by reference.

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

Our independent registered public accounting firm is Ernst & Young LLP (PCAOB ID: 42).

 PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

	1.	Financial Statements
All Consolidated Financial Statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.

	2.	Financial Statement Schedule
None.

	3.	Exhibits
	3.1	Restated Certificate of Incorporation, as amended.

	3.2	By-laws as amended through June 11, 2025, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 11, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

	4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2

Voting Trust Agreement, dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus dated January 6, 2017, constituting a part of the Company's Registration Statement on Form S-1/A (Registration No. 333-214560), and incorporated herein by reference.

	4.3	Form of Voting Trust Agreement, dated as of March 6, 2026.

	9.1	Voting Trust Agreement dated as of March 3, 2017, included at Exhibit 4.2 above.

	9.2	Form of Voting Trust Agreement dated as of March 6, 2026, included at Exhibit 4.3 above.

	10.1	Management Incentive Plan effective January 1, 2026*

10.2

Graybar Electric Company, Inc. Supplemental Benefit Plan, amended and restated, entered into between the Company and certain employees effective January 1, 2024, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 000-00255) and incorporated herein by reference.*

10.3

Form of Deferral Agreement under Graybar Electric Company, Inc. Supplemental Benefit Plan filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.4

Graybar Long Term Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 000-00255) and incorporated herein by reference.*

10.5

Form of Award Agreement under Graybar Long Term Incentive Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 000-00255) and incorporated herein by reference.*

10.6

Sixth Amendment to Credit Agreement, dated as of June 27, 2025, among the Company, as parent borrower, Graybar Canada Limited, as a borrower, the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Domestic Administrative Agent, Domestic Swing Line Lender and Domestic L/C Issuer and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent, Canadian Swing Line Lender and Canadian L/C Issuer, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

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

19

Graybar Electric Company, Inc. Code of Ethics for Covered Officers filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

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

* Compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of March 2026.

GRAYBAR ELECTRIC COMPANY, INC.

By	/s/ K. M. Mazzarella
(K. M. Mazzarella, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 11, 2026.

/s/ K. M. Mazzarella	Director, Chairman of the Board, President and Chief Executive Officer
(K. M. Mazzarella)	(Principal Executive Officer)

/s/ D. M. Meyer	Director, Senior Vice President and Chief Financial Officer
(D. M. Meyer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. A. Bender	Director
(D. A. Bender)

/s/ B. P. Delaney	Director
(B. P. Delaney

/s/ D. E. DeSousa	Director
(D. E. DeSousa)

/s/ M. W. Geekie	Director
(M. W. Geekie)

/s/ R. H. Harvey	Director
(R. H. Harvey)

/s/ A. C. Ipson	Director
(A. C. Ipson)

/s/ W. P. Mansfield	Director
(W. P. Mansfield)

/s/ B. L. Propst	Director
(B. L. Propst)

/s/ D. B. Stone	Director
(D. B. Stone)