Form 10-K
period 2025-12-31
GRAYBAR ELECTRIC CO INC
filed 2026-03-18
CIK 205402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

ANNUAL REPORT ON FORM 10-K RELATING TO VOTING TRUST INTERESTS

WITH RESPECT TO SHARES OF COMMON STOCK OF

GRAYBAR ELECTRIC COMPANY, INC.

Filed pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

            Names and Addresses of all Voting Trustees (as of March 18, 2026):

D. A. Bender	34 North Meramec Avenue
St. Louis, Missouri 63105

R. H. Harvey	34 North Meramec Avenue
St. Louis, Missouri 63105

W. P. Mansfield	34 North Meramec Avenue
St. Louis, Missouri 63105

K. M. Mazzarella	34 North Meramec Avenue
St. Louis, Missouri 63105

Address to which communications to the Voting Trustees should be sent:

K. M. Mazzarella

c/o Graybar Electric Company, Inc.

P.O. Box 11607

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

None

EXPLANATORY NOTE

The Annual Report Relating to Voting Trust Interests, filed by the Voting Trustees under a Voting Trust Agreement, dated as of March 6, 2026 (the "Voting Trust Agreement"), among the Voting Trustees, participating holders of the Common Stock of Graybar Electric Company, Inc. ("Graybar" or the "Company") and Graybar was filed for years prior to 1982 on Form 16-K, which was discontinued by the Securities and Exchange Commission (the "Commission") pursuant to Securities Exchange Act Release No. 34-18524, effective May 24, 1982 (the "Release").  In the Release, the Commission indicated that although Form 16-K was being discontinued, voting trusts would continue to be required to file annual reports.  Specific requirements respecting the form of such annual reports were to be determined on a case-by-case basis.

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

INFORMATION REGARDING VOTING TRUST

PART I

Item 1.            Deposit and Withdrawal of Securities (1)(2)(3)

Amount deposited during year	Amount withdrawn during year (4)	Amount held at end of year	Percentage of class held at end of year

1,121,572	851,462	26,887,188	83.0%

(1)	The securities consist of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of Graybar.

(2)

The 2017 Voting Trust, which was formed under that certain voting trust agreement dated March 3, 2017, terminated on March 6, 2026.  The 2017 Voting Trust is the predecessor to the 2026 Voting Trust.  21,795,003 shares of Common Stock were deposited into the 2026 Voting Trust at its inception.

(3)	Shares deposited and withdrawn during the year only cover shares that were deposited and withdrawn with respect to the 2017 Voting Trust Agreement.

(4)

The 851,462 shares of Common Stock withdrawn from the 2017 Voting Trust in 2025 represent shares purchased by Graybar from employees, retirees or their estates in accordance with Graybar's purchase rights under its amended Restated Certificate of Incorporation.  The shares so purchased were placed in Graybar's treasury or cancelled.

Item 2.         Exercise of Voting Rights.

The voting trustees did not exercise voting rights under the Voting Trust Agreement during the fiscal year with respect to any matter, except that the voting trustees voted the shares of Common Stock held by them at the Graybar 2025 annual meeting for the election of eight directors, the approval of the 2025 Three-Year Stock Plan and the approval of a by-law amendment to authorize the board to set the number of directors in accordance with New York law.

Item 3.         Exercise of Other Powers.

The voting trustees exercised no powers under the 2017 Voting Trust Agreement, other than voting rights and the distribution of dividends upon the underlying securities, during the fiscal year.  On March 6, 2026, the 2017 voting trustees terminated the 2017 Voting Trust in accordance with its terms.

Item 4.          Ownership of Voting Trust Certificates and Other Securities.

The following table presents information, as of March 18, 2026, as to Voting Trust Interests owned of record by each individual Voting Trustee.  As of March 18, 2026,  no Voting Trustee owned any securities of Graybar, other than those deposited under the Voting Trust Agreement, or any securities of Graybar's subsidiaries.  No other person owns of record, or is known by the Voting Trustees to own beneficially, more than five percent of the Voting Trust Interests.

Name and addresses of owner	Name of issuer and title of class	Type of ownership	Amount owned as of March 18, 2026	Percent of class owned
D. A. Bender	Voting Trust Interests (A)	Direct	43,066	0.157%	(B)
34 North Meramec Avenue
St. Louis, Missouri 63105

R. H. Harvey	Voting Trust Interests (A)	Direct	26,355	0.096%	(B)
34 North Meramec Avenue
St. Louis, Missouri 63105

W. P. Mansfield	Voting Trust Interests (A)	Direct	48,141	0.176%	(B)
34 North Meramec Avenue
St. Louis, Missouri 63105

K. M. Mazzarella	Voting Trust Interests (A)	Direct	144,175	0.527%	(B)
34 North Meramec Avenue
St. Louis, Missouri 63105

_____________________

(A)	Issued under the Voting Trust Agreement dated as of as of March 6, 2026 (the “2026 Voting Trust”).
(B)	As of February 28, 2026, the 2017 Voting Trustees together held of record, with shared power to vote, 27,346,176 shares of Common Stock, or 83.0% of the outstanding shares of Common Stock.

Item 5.            Business Experience of Voting Trustees.

The information with respect to the business experience of the Voting Trustees required to be included pursuant to this Item 5 is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in Graybar's Definitive Information Statement relating to the 2026 Annual Meeting of Shareholders (the "Information Statement"), to be filed with the Commission pursuant to Rule 14c-5 under the Securities Exchange Act of 1934, each of which is incorporated herein by reference.

Item 6.            Business and Professional Connection of Voting Trustees with Issuer, Affiliates and Underwriters.

The information with respect to the business and professional connections of each Voting Trustee with Graybar and any of its affiliates is included in the Supplemental Item under the caption “Executive Officers of the Registrant”, in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 or will be included under the caption "Proposal 1: Nominees for Election as Directors" in the Information Statement, each of which is incorporated herein by reference.

Item 7.            Other Activities of Voting Trustees.

Except as described in this Annual Report, the 2017 Voting Trustees did not perform any other activities as voting trustees during the fiscal year.

Item 8.            Representation of Other Persons by Voting Trustees.

The 2017 Voting Trustees represented no persons other than holders of Voting Trust Interests under the 2017 Voting Trust Agreement during the year.

Item 9.            Remuneration of Voting Trustees.

The following table presents information as to the aggregate remuneration received by each Voting Trustee for services in all capacities during the fiscal year from Graybar and its subsidiaries.  No Voting Trustee received any remuneration from any person or persons for acting as a Voting Trustee.

Name of Voting Trustee	Capacities in which Compensation Received	Cash Compensation Salaries, Bonuses and Directors' Fees (1)
D. A. Bender	Director, Senior Vice President - East Region	$ 758,575

R. H. Harvey	Director, District Vice President - New York	$ 547,489
and Boston

W. P. Mansfield	Director, Senior Vice President - Strategy and	$ 2,010,732
Business Development

K. M. Mazzarella	Director, Chairman of the Board,	$ 9,674,672
President and Chief Executive Officer

(1)

Includes meeting fees of $300 per meeting for attendance at directors’ meetings of Graybar and remuneration paid March 6, 2026 under Graybar’s Management Incentive Plan and Long Term Incentive Plan with respect to services rendered during 2025.  Excludes change in pension value, any nonqualified deferred compensation earnings, amounts contributed by Graybar to the qualified and non-qualified profit sharing and savings and supplemental benefit plans, respectively, perquisites and other personal benefits, and other miscellaneous items, which will be included in the Summary Compensation Table of the Information Statement for Ms. Mazzarella.

Item 12.          Lists of Exhibits Filed.

(4)   Instruments defining the rights of security holders, including indentures.

Voting Trust Agreement dated as of March 3, 2017, a form of which is attached as Exhibit A to the Prospectus, dated January 6, 2017, constituting a part of the Registration Statement on Form S-1 (Registration No. 333-214560), and is incorporated herein by reference.

Voting Trust Agreement dated as of March 6, 2026, a form of which is filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, amended as prescribed by the Commission, has been signed below by the following persons, as Voting Trustees, as of March 18, 2026, said Voting Trustees being invested with the power to bind all of the Voting Trustees.

As trustees under the Voting Trust Agreement
dated March 6, 2026.

By
/S/ D. A. BENDER
D. A. BENDER

/S/ R. H. HARVEY
R. H. HARVEY

/S/ W. P. MANSFIELD
W. P. MANSFIELD

/S/ K. M. MAZZARELLA
K. M. MAZZARELLA