Form 10-Q
period 2026-03-31
GRAYBAR ELECTRIC CO INC
filed 2026-04-28
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
YES ☐ NO ☒

Common Stock Outstanding at April 15, 2026: 32,949,814
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2026

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions, except per share data)	2026	2025
Net Sales	$3,314.9	$2,949.8
Cost of merchandise sold	(2,661.4)	(2,374.8)
Gross Margin	653.5	575.0
Selling, general and administrative expenses	(441.8)	(422.3)
Depreciation and amortization	(21.7)	(21.1)
Other operating income, net	4.0	6.6
Income from Operations	194.0	138.2
Non-operating expenses, net	(2.4)	(1.6)
Income before Provision for Income Taxes	191.6	136.6
Provision for income taxes	(49.5)	(35.5)
Net Income	142.1	101.1
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net Income attributable to Graybar Electric Company, Inc.	$141.9	$100.9
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$4.31	$3.10
Cash Dividends per share of Common Stock	$0.30	$0.30
Average Common Shares Outstanding	32.9	32.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2026	2025
Net Income	$142.1	$101.1
Other Comprehensive (Loss) Income
Foreign currency translation	(3.9)	0.3
Pension and postretirement benefits liability adjustments (net of tax of $(1.0) and $(0.6))	3.1	1.8
Total Other Comprehensive (Loss) Income	(0.8)	2.1
Comprehensive Income	$141.3	$103.2
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.1	0.3
Comprehensive Income attributable to Graybar Electric Company, Inc.	$141.2	$102.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			March 31,	December 31,
(Stated in millions, except share and per share data)			2026	2025
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$193.5	$273.1
Trade receivables (less allowances of $14.4 and $14.0)			2,219.7	2,059.1
Merchandise inventory			1,025.6	1,038.2
Other current assets			119.7	117.9
Total Current Assets			3,558.5	3,488.3
Property (less accumulated depreciation and amortization of $640.7 and $628.5)			491.1	480.4
Operating Lease Right-of-use Assets			296.9	273.2
Goodwill			290.7	235.0
Intangible Assets (less accumulated amortization of $94.0 and $88.0)			365.9	288.3
Other Non-current Assets			155.9	162.2
Total Assets			$5,159.0	$4,927.4
LIABILITIES
Current Liabilities
Trade accounts payable			1,659.6	1,563.3
Accrued payroll and benefit costs			197.3	252.2
Current operating lease liabilities			67.2	62.1
Deferred revenue			154.2	105.9
Other current liabilities			205.2	229.5
Total Current Liabilities			2,283.5	2,213.0
Postretirement Benefits Liability			45.1	44.8
Pension Liability			97.9	103.7
Non-current Operating Lease Liabilities			257.5	235.0
Other Non-current Liabilities			54.5	54.7
Total Liabilities			2,738.5	2,651.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	March 31, 2026	December 31, 2025
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,033,590	26,902,022
Issued to shareholders	11,150,101	5,531,109
In treasury, at cost	(183,332)	(22,733)
Outstanding Common Stock	33,000,359	32,410,398	660.0	648.2
Advance Payments on Subscriptions to Common Stock			1.5	—
Retained Earnings			1,951.2	1,819.2
Accumulated Other Comprehensive Loss			(201.8)	(201.1)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,410.9	2,266.3
Noncontrolling Interests			9.6	9.9
Total Shareholders’ Equity			2,420.5	2,276.2
Total Liabilities and Shareholders’ Equity			$5,159.0	$4,927.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
(Stated in millions)	2026	2025
Cash Flows from Operating Activities
Net Income	$142.1	$101.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21.7	21.1
Non-cash operating lease expense	17.5	15.5
Deferred income taxes	2.7	1.0
Net gain on disposal of property	—	(5.2)
Losses on impairment of assets	0.1	—
Earnings on investment in employee deferred compensation trust	(0.3)	(0.3)
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Changes in assets and liabilities:
Trade receivables	(124.7)	(69.1)
Merchandise inventory	45.1	12.6
Other current assets	(1.8)	(18.5)
Other non-current assets	3.2	(14.8)
Trade accounts payable	87.4	163.6
Accrued payroll and benefit costs	(66.2)	(54.0)
Other current liabilities	9.9	49.9
Non-current liabilities	(17.5)	(20.0)
Total adjustments to net income	(23.1)	81.6
Net cash provided by operating activities	119.0	182.7
Cash Flows from Investing Activities
Proceeds from disposal of property	0.2	5.8
Capital expenditures for property	(20.8)	(14.9)
Insurance proceeds from property claim	—	10.4
Amounts attributable to acquisitions	(177.4)	(2.2)
Net cash used by investing activities	(198.0)	(0.9)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	—	(22.0)
Principal payments under finance leases	(0.2)	(0.2)
Sales of common stock	16.5	14.9
Purchases of common stock	(3.2)	(4.1)
Purchases of noncontrolling interests’ common stock	(0.4)	(0.5)
Dividends paid	(9.9)	(9.8)
Contingent consideration paid	(3.4)	—
Net cash used by financing activities	(0.6)	(21.7)
Net (Decrease) Increase in Cash	(79.6)	160.1
Cash, Beginning of Year	273.1	90.4
Cash, End of Period	$193.5	$250.5

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.1
Acquisitions of assets under operating leases	$41.6	$25.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2025	$648.2	$—	$1,819.2	$(201.1)	$9.9	$2,276.2
Net income			141.9		0.2	142.1
Other comprehensive loss				(0.7)	(0.1)	(0.8)
Stock issued	15.0					15.0
Stock purchased	(3.2)				(0.4)	(3.6)
Advance payments		1.5				1.5
Dividends declared			(9.9)			(9.9)
March 31, 2026	$660.0	$1.5	$1,951.2	$(201.8)	$9.6	$2,420.5

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2024	$642.7	$—	$1,614.9	$(217.7)	$7.7	$2,047.6
Net income			100.9		0.2	101.1
Other comprehensive income				2.0	0.1	2.1
Stock issued	13.5					13.5
Stock purchased	(4.1)				(0.5)	(4.6)
Advance payments		1.4				1.4
Dividends declared			(9.8)			(9.8)
March 31, 2025	$652.1	$1.4	$1,706.0	$(215.7)	$7.5	$2,151.3

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. ("GAAP”) and are applied on a consistent basis among all years presented. The full summary of our significant accounting policies is included in our latest Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Graybar pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial reporting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information presented not misleading.  The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect reported amounts.  Our condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments.  Actual results could differ from those estimates.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in our latest Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the March 31, 2026 presentation. These changes consisted of disaggregating deferred revenue from other current liabilities into a separate caption, and aggregating captions related to property within the December 31, 2025 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2025.

New Accounting Standards

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which amended the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. We have evaluated our current accounting policy on the allowance for credit losses and determined that no change is necessary.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Construction	61.2%	60.7%
CIG	20.7	22.1
Industrial & Utility	18.1	17.2
Total net sales	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the March 31, 2026 presentation.

We had no material contract assets or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. We had contract liabilities of $154.2 million and $105.9 million recorded on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. PROPERTY

The carrying value of property consists of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Property, at cost
Land	$96.5	$96.8
Buildings	605.5	595.9
Furniture and fixtures	372.7	359.9
Software	51.7	50.9
Finance leases	5.4	5.4
Total Property, at cost	1,131.8	1,108.9
Accumulated depreciation and amortization	(640.7)	(628.5)
Net Property	$491.1	$480.4

5. INCOME TAXES

Our total provision for income taxes was $49.5 million and $35.5 million for the three months ended March 31, 2026, and 2025, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.8% for the three months ended March 31, 2026 compared to 26.0% for the three months ended March 31, 2025.

On July 4, 2025, President Trump signed legislation commonly known as the One Big Beautiful Bill Act or (“OBBBA”). This legislation, among many provisions, modified treatment of domestic research or experimental expenditures, fixed asset depreciation, charitable contributions, and effects of cross-border tax laws. The Company has applied relevant provisions of the OBBBA; impacts on taxes reflected in the three months ended March 31, 2026 are immaterial to the overall consolidated financial statements.

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

6. DEBT

Revolving Credit Facility

At March 31, 2026 and December 31, 2025, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in June 2030 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $35.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allows us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement, respectively, as of March 31, 2026 and December 31, 2025.

At March 31, 2026, we had total debt of $1.7 million, of which $0.9 million was long-term debt. At December 31, 2025, we had total debt of $1.9 million, of which $1.0 million was long-term debt. There were no short-term borrowings as of March 31, 2026 and December 31, 2025 under the Credit Agreement.

Short-term borrowings outstanding during the three months ended March 31, 2026 ranged from no short-term borrowings to a maximum of $10.0 million. Short-term borrowings outstanding during the three months ended March 31, 2025 ranged from no short-term borrowings to a maximum of $37.0 million.

At March 31, 2026, we had unused lines of credit under the Credit Agreement amounting to $744.8 million available, compared to $744.4 million at December 31, 2025. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.8 million and $0.3 million for the three months ended March 31, 2026, and 2025, respectively.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of March 31, 2026 and December 31, 2025.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of March 31, 2026 and December 31, 2025.

Letters of Credit

We had total letters of credit of $10.2 million outstanding as of March 31, 2026, of which $5.2 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million as of December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through a third-party insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at March 31, 2026 and December 31, 2025.

The net periodic benefit cost for the three months ended March 31, 2026 and 2025 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Components of Net Periodic Benefit Cost	2026	2025	2026	2025
Selling, general and administrative expenses:
Service cost	$5.6	$5.2	$0.3	$0.3
Total selling, general and administrative expenses	$5.6	$5.2	$0.3	$0.3
Non-operating expenses, net:
Interest cost	$8.8	$8.7	$0.6	$0.9
Expected return on plan assets	(9.1)	(9.0)	—	—
Amortization of net actuarial loss	4.1	2.4	—	—
Total non-operating expenses, net	$3.8	$2.1	$0.6	$0.9
Net periodic benefit cost	$9.4	$7.3	$0.9	$1.2

We made qualified and nonqualified pension contributions totaling $11.2 million during the three-month period ended March 31, 2026 and contributions totaling $12.6 million during the three-month period ended March 31, 2025. Additional contributions of $30.0 million are expected to be paid during the remainder of 2026, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At March 31, 2026, approximately 66% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.9 million and $9.8 million for the three months ended March 31, 2026 and 2025, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at March 31, 2026 and December 31, 2025.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$4.1	$2.4
Tax benefit	(1.0)	(0.6)
Total reclassifications for the period, net of tax	$3.1	$1.8

The following table represents the activity included in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(16.4)	$(184.7)	$(201.1)	$(26.2)	$(191.5)	$(217.7)
Other comprehensive (loss) income before reclassifications	(3.8)	—	(3.8)	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.0) and $(0.6))	—	3.1	3.1	—	1.8	1.8
Net current-period other comprehensive (loss) income	(3.8)	3.1	(0.7)	0.2	1.8	2.0
Ending balance March 31,	$(20.2)	$(181.6)	$(201.8)	$(26.0)	$(189.7)	$(215.7)

10. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At March 31, 2026 and December 31, 2025, we had $4.5 million and $42.2 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $4.5 million and $42.2 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

11. ACQUISITIONS

During the three months ended March 31, 2026, we completed an acquisition for a preliminary purchase price of $177.4 million in cash, net of cash acquired. The acquisition was funded with cash on hand and short-term borrowings. Pro forma results of the acquisition were not material; therefore, they were not presented.

12. INTANGIBLE ASSETS

At March 31, 2026, intangible assets consist of the following:

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$336.1	$(69.4)	$266.7
Trade name	119.4	(21.7)	97.7
Non-compete agreements	3.7	(2.2)	1.5
Other intangible assets	0.7	(0.7)	—
Total	$459.9	$(94.0)	$365.9

At December 31, 2025, intangible assets consist of the following:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$280.4	$(65.0)	$215.4
Trade name	91.5	(20.2)	71.3
Non-compete agreements	3.7	(2.1)	1.6
Other intangible assets	0.7	(0.7)	—
Total	$376.3	$(88.0)	$288.3

Additions to intangible assets during the three months ended March 31, 2026 were due to acquisition activity discussed in Note 11, “Acquisitions”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K for such period as filed with the United States Securities and Exchange Commission (the “Commission”).  The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”,

“will be”, “will continue”, “will likely result”, and other similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the PSLRA.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse impact on our operations and future prospects on a consolidated basis include, but are not limited to: general economic conditions, particularly in the commercial, industrial building, and residential construction industries; a sustained interruption in the operation of our information systems; business interruption due to our ERP system upgrade; cyber-attacks; volatility in the prices of industrial commodities; increased funding requirements and expenses related to our pension plan; disruptions in our sources of supply; the inability, or limitations on our ability, to borrow under our existing credit facilities or any replacements thereof; adverse legal proceedings or other claims; compliance with changing governmental regulations; a pandemic, epidemic, or other public health emergency; and the inability, or limitations on our ability, to raise debt or equity capital.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless otherwise required by applicable securities law.  Further information concerning our business, including additional factors that could materially impact our financial results, is included herein and in our other filings with the Commission.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of certain factors, a number of which are outlined in Item 1A., “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Business Overview

Net sales for the first quarter ended March 31, 2026 totaled $3,314.9 million, compared to $2,949.8 million for the first quarter of 2025, an increase of $365.1 million, or 12.4%. Gross margin for the three months ended March 31, 2026 increased $78.5 million, or 13.7%, to $653.5 million, compared to gross margin of $575.0 million for the same three-month period ended March 31, 2025. Our gross margin rate was 19.7% for the three months ended March 31, 2026, compared to 19.5% for the same three-month period of 2025, increasing primarily due to management’s gross margin improvement initiatives.

Selling, general and administrative (“SG&A”) expenses increased $19.5 million, or 4.6%, to $441.8 million for the three months ended March 31, 2026 from $422.3 million for the three months ended March 31, 2025, primarily due to higher compensation and employee benefit expenses, rent, and maintenance costs. SG&A expenses as a percentage of net sales decreased to 13.3% for the first quarter of 2026, compared to 14.3% for the same three-month period in 2025.

As a result of the increase in gross margin dollars and rate outpacing increases in SG&A, income from operations increased $55.8 million, or 40.4%, to $194.0 million for the three months ended March 31, 2026, from $138.2 million for the same three-month period last year. Net income attributable to Graybar for the three months ended March 31, 2026 increased by $41.0 million, or 40.6%, to $141.9 million for the first quarter of 2026 compared to $100.9 million for the same three-month period last year.

We continue to see demand for our products and services in 2026, particularly in areas such as data centers, electrification, infrastructure, and industrial automation. As an employee-owned company, we remain focused on serving our customers, managing our business wisely, and making disciplined investments that support our strategy. Among those investments, we believe our ongoing business transformation will deliver advanced capabilities that allow us to scale for growth, enhance the value we bring to our customers, and reinforce our long-term position as an industry leader.

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Dollars	Percent	Dollars	Percent
Net Sales	$3,314.9	100.0%	$2,949.8	100.0%
Cost of merchandise sold	(2,661.4)	(80.3)	(2,374.8)	(80.5)
Gross Margin	653.5	19.7	575.0	19.5
Selling, general and administrative expenses	(441.8)	(13.3)	(422.3)	(14.3)
Depreciation and amortization	(21.7)	(0.6)	(21.1)	(0.7)
Other operating income, net	4.0	0.1	6.6	0.2
Income from Operations	194.0	5.9	138.2	4.7
Non-operating expenses, net	(2.4)	(0.1)	(1.6)	(0.1)
Income before Provision for Income Taxes	191.6	5.8	136.6	4.6
Provision for income taxes	(49.5)	(1.5)	(35.5)	(1.2)
Net Income	142.1	4.3	101.1	3.4
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	—
Net Income attributable to Graybar Electric Company, Inc.	$141.9	4.3%	$100.9	3.4%

Net sales increased to $3,314.9 million for the three months ended March 31, 2026, compared to $2,949.8 million for the three months ended March 31, 2025, an increase of $365.1 million, or 12.4%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 13.3%, 5.3%, and 18.3%, respectively, for the three months ended March 31, 2026, compared to the same three-month period of 2025.

Gross margin increased $78.5 million, or 13.7%, to $653.5 million from $575.0 million for the three months ended March 31, 2026, compared to the same period of 2025.  Our gross margin as a percentage of net sales was 19.7% for the three months ended March 31, 2026, up from 19.5% for the same three-month period in 2025 primarily due to management’s gross margin initiatives.

SG&A expenses increased $19.5 million, or 4.6%, to $441.8 million, for the three months ended March 31, 2026, compared to $422.3 million for the three months ended March 31, 2025, mainly due to higher compensation and employee benefit expenses, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.3% for the three months ended March 31, 2026, down from 14.3% for the three months ended March 31, 2025.

Depreciation and amortization for the three months ended March 31, 2026 increased $0.6 million, or 2.8%, to $21.7 million from $21.1 million for the same three-month period in 2025, mainly due to higher depreciation expense related to capital and leasehold improvements. Depreciation as a percentage of net sales was 0.6% for the three months ended March 31, 2026, down from 0.7% for the three months ended March 31, 2025.

Income before provision for income taxes totaled $191.6 million for the three months ended March 31, 2026, an increase of $55.0 million, or 40.3%, from $136.6 million for the three months ended March 31, 2025. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $14.0 million, or 39.4%, to $49.5 million for the three months ended March 31, 2026, compared to $35.5 million for the same period in 2025.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.8% for the three months ended March 31, 2026 compared to 26.0% for 2025. The effective tax rate for the three months ended March 31, 2026 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three-month period ended March 31, 2026 increased $41.0 million, or 40.6%, to $141.9 million from $100.9 million for the three months ended March 31, 2025.

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

We have historically funded our working capital requirements using cash flows generated by the collection of trade receivables and trade accounts payable terms with our suppliers, supplemented by short-term borrowings on our revolving credit facility, if necessary.  Acquisitions and capital expenditures have been financed primarily with cash flows from operating activities and short-term borrowings on our revolving credit facility.

Our cash and cash equivalents at March 31, 2026 were $193.5 million, compared to $273.1 million at December 31, 2025, a decrease of $79.6 million, or 29.1%. Cash on hand at March 31, 2026 is reflective of continuing strong cash flows from operating activities as a result of increased net income and effective working capital management, allowing us to fund an acquisition primarily from cash on hand. As a result, we had no short-term borrowings at March 31, 2026 and December 31, 2025. Current assets exceeded current liabilities by $1,275.0 million at March 31, 2026, a decrease of $0.3 million from $1,275.3 million at December 31, 2025.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2026 was $119.0 million, compared to net cash flows provided by operating activities of $182.7 million for the three months ended March 31, 2025, a decrease of $63.7 million. Net cash provided by operating activities for the three months ended March 31, 2026 was primarily attributable to net income of $142.1 million, adjusted for non-cash depreciation and amortization expenses of $21.7 million and non-cash operating lease expense of $17.5 million, an increase in trade accounts payable of $87.4 million and a decrease in merchandise inventory levels of $45.1 million during the three months ended March 31, 2026, partially offset by an increase in trade receivables of $124.7 million and a decrease in accrued payroll and benefit costs of $66.2 million from December 31, 2025 to March 31, 2026.

The average number of days of sales in trade receivables for the quarter ended March 31, 2026 increased moderately compared to the quarter ended March 31, 2025. The days in inventory increased modestly for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025.

Investing Activities

Net cash used by investing activities totaled $198.0 million for the three months ended March 31, 2026, compared to net cash used by investing activities of $0.9 million for the same three-month period in 2025, an increase of $197.1 million. Cash used by investing activities for the three months ended March 31, 2026 was primarily the result of amounts attributable to acquisitions of $177.4 million and capital expenditures of $20.8 million. Cash used by investing activities for the three months ended March 31, 2025 was the result of capital expenditures of $14.9 million and amounts attributable to acquisitions of $2.2 million, partially offset by insurance proceeds received from a property claim of $10.4 million and proceeds from the disposal of property of $5.8 million.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2026 totaled $0.6 million, compared to net cash used by financing activities of $21.7 million for the three months ended March 31, 2025. The decrease in cash used was primarily due to no net payments on short-term borrowings during the three months ended March 31, 2026, compared to net payments on short-term borrowings of $22.0 million during the three months ended March 31, 2025. Cash dividends paid were $9.9 million during the three months ended March 31, 2026, compared to $9.8 million during the three months ended March 31, 2025.

Liquidity

Our cash and cash equivalents at March 31, 2026 were $193.5 million, compared to $273.1 million at December 31, 2025. We also had a $750.0 million unsecured, committed revolving credit facility (“Credit Agreement”) with $744.8 million in available capacity at March 31, 2026, compared to available capacity of $744.4 million at December 31, 2025. At March 31, 2026 and December 31, 2025, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period ending in August 2026. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of March 31, 2026 and December 31, 2025. For further discussion related to our Credit Agreement and our Shelf Agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $10.2 million outstanding at March 31, 2026, of which $5.2 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million at December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, "Summary of Significant Accounting Policies", of the notes to the condensed consolidated financial statements located in Item 1., "Financial Statements", of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the policies, procedures, controls, or risk profile from those provided in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2026, we completed an acquisition which operated under its own set of systems and internal controls. Management is in process of evaluating and integrating the internal controls of the acquired business during the first year of the business combination into our internal controls framework.

(b)  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At March 31, 2026, approximately 66% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1 - January 31, 2026	58,205	$20.00	N/A
February 1 - February 28, 2026	48,263	$20.00	N/A
March 1 - March 31, 2026	54,131	$20.00	N/A
Total	160,599	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

Item 6.  Exhibits.

3.1

Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

3.2	By-laws as amended through June 11, 2025, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 11, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

4

Voting Trust Agreement, dated as of March 6, 2026, a form of which is filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (Commission File No. 000-00255) and incorporated herein by reference.

9	Voting Trust Agreement dated as of March 6, 2026, included at Exhibit 4 above.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

April 28, 2026	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2026	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)