Form 10-Q
period 2026-06-30
GRAYBAR ELECTRIC CO INC
filed 2026-08-03
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
YES ☐ NO ☒

Common Stock Outstanding at July 15, 2026: 32,897,863
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2026

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions, except per share data)	2026	2025	2026	2025
Net Sales	$3,768.9	$3,369.9	$7,083.8	$6,319.7
Cost of merchandise sold	(3,053.1)	(2,730.1)	(5,714.5)	(5,104.9)
Gross Margin	715.8	639.8	1,369.3	1,214.8
Selling, general and administrative expenses	(476.9)	(433.1)	(918.7)	(855.4)
Depreciation and amortization	(23.5)	(21.5)	(45.2)	(42.6)
Other operating income, net	2.2	1.8	6.2	8.4
Income from Operations	217.6	187.0	411.6	325.2
Non-operating expenses, net	(3.0)	(1.3)	(5.4)	(2.9)
Income before Provision for Income Taxes	214.6	185.7	406.2	322.3
Provision for income taxes	(55.7)	(47.3)	(105.2)	(82.8)
Net Income	158.9	138.4	301.0	239.5
Net income attributable to noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Net Income attributable to Graybar Electric Company, Inc.	$158.6	$138.1	$300.5	$239.0
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$4.82	$4.26	$9.13	$7.36
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.60	$0.60
Average Common Shares Outstanding	32.9	32.5	32.9	32.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Stated in millions)	2026	2025	2026	2025
Net Income	$158.9	$138.4	$301.0	$239.5
Other Comprehensive (Loss) Income
Foreign currency translation	(5.0)	10.6	(8.9)	10.9
Pension and postretirement benefits liability adjustments (net of tax of $(1.1), $(0.6), $(2.1) and $(1.2) respectively)	2.9	1.9	6.0	3.7
Total Other Comprehensive (Loss) Income	(2.1)	12.5	(2.9)	14.6
Comprehensive Income	$156.8	$150.9	$298.1	$254.1
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.1	0.6	0.2	0.9
Comprehensive Income attributable to Graybar Electric Company, Inc.	$156.7	$150.3	$297.9	$253.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
(Stated in millions, except share and per share data)			2026	2025
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$210.0	$273.1
Trade receivables (less allowances of $15.8 and $14.0)			2,380.0	2,059.1
Merchandise inventory			1,053.4	1,038.2
Other current assets			134.2	117.9
Total Current Assets			3,777.6	3,488.3
Property (less accumulated depreciation and amortization of $654.0 and $628.5)			509.8	480.4
Operating Lease Right-of-use Assets			319.2	273.2
Goodwill			302.1	235.0
Intangible Assets (less accumulated amortization of $101.5 and $88.0)			384.1	288.3
Other Non-current Assets			158.1	162.2
Total Assets			$5,450.9	$4,927.4
LIABILITIES
Current Liabilities
Trade accounts payable			$1,780.8	$1,563.3
Accrued payroll and benefit costs			136.0	252.2
Current operating lease liabilities			69.8	62.1
Deferred revenue			182.3	105.9
Other current liabilities			242.6	229.5
Total Current Liabilities			2,411.5	2,213.0
Postretirement Benefits Liability			45.3	44.8
Pension Liability			92.9	103.7
Non-current Operating Lease Liabilities			281.2	235.0
Other Non-current Liabilities			54.3	54.7
Total Liabilities			2,885.2	2,651.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	June 30, 2026	December 31, 2025
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,807,242	26,902,022
Issued to shareholders	10,630,914	5,531,109
In treasury, at cost	(495,671)	(22,733)
Outstanding Common Stock	32,942,485	32,410,398	658.8	648.2
Advance Payments on Subscriptions to Common Stock			1.4	—
Retained Earnings			2,099.9	1,819.2
Accumulated Other Comprehensive Loss			(203.7)	(201.1)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,556.4	2,266.3
Noncontrolling Interests			9.3	9.9
Total Shareholders’ Equity			2,565.7	2,276.2
Total Liabilities and Shareholders’ Equity			$5,450.9	$4,927.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
(Stated in millions)	2026	2025
Cash Flows from Operating Activities
Net Income	$301.0	$239.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45.2	42.6
Non-cash operating lease expense	35.5	31.2
Deferred income taxes	1.1	1.7
Net losses (gains) on disposal of assets	0.1	(5.4)
Losses on impairment of assets	0.1	—
Earnings on investment in employee deferred compensation trust	(0.5)	(0.6)
Net income attributable to noncontrolling interests	(0.5)	(0.5)
Changes in assets and liabilities:
Trade receivables	(259.5)	(264.0)
Merchandise inventory	34.0	(22.9)
Other current assets	(16.0)	(8.9)
Other non-current assets	4.5	(32.1)
Trade accounts payable	199.6	226.5
Accrued payroll and benefit costs	(128.6)	(85.3)
Other current liabilities	68.0	79.6
Non-current liabilities	(34.7)	(37.4)
Total adjustments to net income	(51.7)	(75.5)
Net cash provided by operating activities	249.3	164.0
Cash Flows from Investing Activities
Proceeds from disposal of property	0.6	6.2
Capital expenditures for property	(52.7)	(26.7)
Insurance proceeds from property claim	—	10.4
Amounts attributable to acquisitions	(243.7)	(2.2)
Investment in employee deferred compensation trust	(4.1)	(1.1)
Net cash used by investing activities	(299.9)	(13.4)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	—	(22.0)
Principal payments under finance leases	(0.5)	(0.4)
Payment of deferred financing fees	—	(2.4)
Sales of common stock	21.5	19.4
Purchases of common stock	(9.5)	(12.4)
Purchases of noncontrolling interests’ common stock	(0.8)	(0.5)
Dividends paid	(19.8)	(19.5)
Contingent consideration paid	(3.4)	—
Net cash used by financing activities	(12.5)	(37.8)
Net (Decrease) Increase in Cash	(63.1)	112.8
Cash, Beginning of Year	273.1	90.4
Cash, End of Period	$210.0	$203.2

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.2
Acquisitions of assets under operating leases	$83.0	$35.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2025	$648.2	$—	$1,819.2	$(201.1)	$9.9	$2,276.2
Net income			141.9		0.2	142.1
Other comprehensive loss				(0.7)	(0.1)	(0.8)
Stock issued	15.0					15.0
Stock purchased	(3.2)				(0.4)	(3.6)
Advance payments		1.5				1.5
Dividends declared			(9.9)			(9.9)
March 31, 2026	$660.0	$1.5	$1,951.2	$(201.8)	$9.6	$2,420.5
Net income			158.6		0.3	158.9
Other comprehensive loss				(1.9)	(0.2)	(2.1)
Stock issued	5.1					5.1
Stock purchased	(6.3)				(0.4)	(6.7)
Dividends declared			(9.9)			(9.9)
June 30, 2026	$658.8	$1.4	$2,099.9	$(203.7)	$9.3	$2,565.7

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2024	$642.7	$—	$1,614.9	$(217.7)	$7.7	$2,047.6
Net income			100.9		0.2	101.1
Other comprehensive income				2.0	0.1	2.1
Stock issued	13.5					13.5
Stock purchased	(4.1)				(0.5)	(4.6)
Advance payments		1.4				1.4
Dividends declared			(9.8)			(9.8)
March 31, 2025	$652.1	$1.4	$1,706.0	$(215.7)	$7.5	$2,151.3
Net income			138.1		0.3	138.4
Other comprehensive income				12.2	0.3	12.5
Stock issued	4.6					4.6
Stock purchased	(8.3)				—	(8.3)
Advance payments		(0.1)				(0.1)
Dividends declared			(9.7)			(9.7)
June 30, 2025	$648.4	$1.3	$1,834.4	$(203.5)	$8.1	$2,288.7

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the June 30, 2026 presentation. These changes consisted of disaggregating deferred revenue from other current liabilities into a separate caption, and aggregating captions related to property within the December 31, 2025 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2025.

New Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be applied prospectively and may be applied retrospectively. We will adopt this Update beginning with our December 31, 2027 consolidated financial statements, which will result in expanded disclosures in the Notes to Consolidated Financial Statements.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Construction	61.4%	60.7%	61.3%	60.5%
CIG	19.3	21.4	19.5	21.6
Industrial & Utility	19.3	17.9	19.2	17.9
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the June 30, 2026 presentation.

We had no material contract assets or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025. We had contract liabilities of $182.3 million and $105.9 million recorded on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026 and 2025, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. PROPERTY

The carrying value of property consists of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Property, at cost
Land	$96.3	$96.8
Buildings	622.2	595.9
Furniture and fixtures	388.0	359.9
Software	52.0	50.9
Finance leases	5.3	5.4
Total Property, at cost	1,163.8	1,108.9
Accumulated depreciation and amortization	(654.0)	(628.5)
Net Property	$509.8	$480.4

5. INCOME TAXES

Our total provision for income taxes was $55.7 million and $105.2 million for the three and six months ended June 30, 2026, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.9% for the six months ended June 30, 2026 compared to 25.7% for the six months ended June 30, 2025.

On July 4, 2025, President Trump signed legislation commonly known as the One Big Beautiful Bill Act or (“OBBBA”). This legislation, among many provisions, modified treatment of domestic research or experimental expenditures, fixed asset depreciation, and charitable contributions, and effects of cross-border tax laws. The Company has applied relevant provisions of the OBBBA; impacts on taxes reflected in the three and six months ended June 30, 2026, are immaterial to the overall consolidated financial statements.

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

6. DEBT

Revolving Credit Facility

At June 30, 2026 and December 31, 2025, we, along with Graybar Canada Limited, our Canadian operating subsidiary ("Graybar Canada"), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in June 2030 with Bank of America, N.A. and the other lenders named therein (the "Credit Agreement"), which included a combined letter of credit sub-facility of up to $35.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allows us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of June 30, 2026 and December 31, 2025.

At June 30, 2026, we had total debt of $1.4 million, of which $0.8 million was long-term debt. At December 31, 2025, we had total debt of $1.9 million, of which $1.0 million was long-term debt. There were no short-term borrowings as of June 30, 2026 and December 31, 2025 under the Credit Agreement.

Short-term borrowings outstanding during the six months ended June 30, 2026 ranged from no short-term borrowings to a maximum of $39.0 million. Short-term borrowings outstanding during the six months ended June 30, 2025 ranged from no short-term borrowings to a maximum of $37.0 million.

At June 30, 2026, we had unused lines of credit under the Credit Agreement amounting to $744.8 million, compared to $744.4 million at December 31, 2025. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.2 million for the three months ended June 30, 2026, compared to interest income, net of $0.1 million for the three months ended June 30, 2025. We had interest income, net of $1.0 million for the six months ended June 30, 2026, compared to interest income, net of $0.4 million for the six months ended June 30, 2025.

Private Placement Shelf Agreements

We have an uncommitted, unsecured $200.0 million private placement shelf agreement (the “Prudential Shelf Agreement”) with PGIM, Inc., which is expected to allow us to issue senior promissory notes to affiliates of PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 17, 2026, we amended the Prudential Shelf Agreement to, among other things, extend the issuance period to August 2, 2029. The other material terms of the Prudential Shelf Agreement were unchanged.

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

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of June 30, 2026 and December 31, 2025.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of June 30, 2026 and December 31, 2025.

Letters of Credit

We had total letters of credit of $10.2 million outstanding as of June 30, 2026, of which $5.2 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million as of December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through a third-party insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at June 30, 2026 and December 31, 2025.

The net periodic benefit cost for the three and six months ended June 30, 2026 and 2025 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2026	2025	2026	2025
Selling, general and administrative expenses:
Service cost	$5.5	$5.4	$0.3	$0.3
Total selling, general and administrative expenses	$5.5	$5.4	$0.3	$0.3
Non-operating expenses, net:
Interest cost	$8.4	$8.5	$0.6	$0.8
Expected return on plan assets	(9.0)	(8.8)	—	—
Amortization of net actuarial loss	4.0	2.5	—	—
Total non-operating expenses, net	$3.4	$2.2	$0.6	$0.8
Net periodic benefit cost	$8.9	$7.6	$0.9	$1.1

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2026	2025	2026	2025
Selling, general and administrative expenses:
Service cost	$11.1	$10.6	$0.6	$0.6
Total selling, general and administrative expenses	$11.1	$10.6	$0.6	$0.6
Non-operating expenses, net:
Interest cost	$17.2	$17.2	$1.2	$1.7
Expected return on plan assets	(18.1)	(17.8)	—	—
Amortization of net actuarial loss	8.1	4.9	—	—
Total non-operating expenses, net	$7.2	$4.3	$1.2	$1.7
Net periodic benefit cost	$18.3	$14.9	$1.8	$2.3

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month periods ended June 30, 2026 and 2025. Contributions made during the six-month periods ended June 30, 2026 and 2025 totaled $21.2 million and $22.6 million, respectively. Additional contributions of $20.0 million are expected to be paid during the remainder of 2026, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At June 30, 2026, approximately 68% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

Cash dividends paid were $9.9 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively. Cash dividends paid were $19.8 million and $19.5 million for the six months ended June 30, 2026 and 2025, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at June 30, 2026 and December 31, 2025.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$4.0	$2.5
Tax benefit	(1.1)	(0.6)
Total reclassifications for the period, net of tax	$2.9	$1.9

The following table represents amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$8.1	$4.9
Tax benefit	(2.1)	(1.2)
Total reclassifications for the period, net of tax	$6.0	$3.7

The following table represents the activity included in accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance April 1,	$(20.2)	$(181.6)	$(201.8)	$(26.0)	$(189.7)	$(215.7)
Other comprehensive (loss) income before reclassifications	(4.8)	—	(4.8)	10.3	—	10.3
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.1)) and $(0.6))	—	2.9	2.9	—	1.9	1.9
Net current-period other comprehensive (loss) income	(4.8)	2.9	(1.9)	10.3	1.9	12.2
Ending balance June 30,	$(25.0)	$(178.7)	$(203.7)	$(15.7)	$(187.8)	$(203.5)

The following table represents the activity included in accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(16.4)	$(184.7)	$(201.1)	$(26.2)	$(191.5)	$(217.7)
Other comprehensive (loss) income before reclassifications	(8.6)	—	(8.6)	10.5	—	10.5
Amounts reclassified from accumulated other comprehensive income (net of tax $(2.1) and $(1.2))	—	6.0	6.0	—	3.7	3.7
Net current-period other comprehensive (loss) income	(8.6)	6.0	(2.6)	10.5	3.7	14.2
Ending balance June 30,	$(25.0)	$(178.7)	$(203.7)	$(15.7)	$(187.8)	$(203.5)

10. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At June 30, 2026 and December 31, 2025, we had $4.5 million and $42.2 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $4.5 million and $42.2 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

11. ACQUISITIONS

During the six months ended June 30, 2026, we completed two acquisitions for a combined preliminary purchase price of $243.7 million in cash, net of cash acquired. The acquisitions were funded with cash on hand and short-term borrowings. Pro forma results of the acquisitions were not material; therefore, they were not presented.

The following table sets forth the combined preliminary purchase price allocation and summarizes the estimated fair value of assets acquired and liabilities assumed for the acquisitions during the six months ended June 30, 2026. The purchase price allocation is preliminary pending finalization of the calculations of the fair values of the assets acquired and liabilities assumed, and the valuations of the acquired identifiable intangible assets.

Fair Value
Current Assets	$105.7
Property	3.5
Goodwill	67.4
Intangible Assets	109.6
Other Non-current Assets	0.2
Current Liabilities	(42.7)
Total combined preliminary purchase price	$243.7

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. There were no material acquisitions during the six months ended June 30, 2025.

12. INTANGIBLE ASSETS

At June 30, 2026, intangible assets consist of the following:

	As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$358.2	$(74.8)	$283.4
Trade name	123.0	(23.6)	99.4
Non-compete agreements	3.7	(2.4)	1.3
Other intangible assets	0.7	(0.7)	—
Total	$485.6	$(101.5)	$384.1

At December 31, 2025, intangible assets consist of the following:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$280.4	$(65.0)	$215.4
Trade name	91.5	(20.2)	71.3
Non-compete agreements	3.7	(2.1)	1.6
Other intangible assets	0.7	(0.7)	—
Total	$376.3	$(88.0)	$288.3

Additions to intangible assets during the six months ended June 30, 2026 were due to acquisition activity discussed in Note 11, “Acquisitions”.

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

Business Overview

Graybar’s positive second quarter results reflect the Company’s consistent execution of its long-term strategy, which includes investments in growth, technology, and business transformation, as well as a company-wide focus on providing customers with innovative solutions and exceptional service.

Our net sales for the second quarter of 2026 totaled $3,768.9 million, compared to $3,369.9 million for the second quarter of 2025, an increase of $399.0 million, or 11.8%. This was a new record for quarterly net sales for the Company. Gross margin for the second quarter of 2026 increased $76.0 million, or 11.9%, to $715.8 million, compared to gross margin of $639.8 million for the same three-month period ended June 30, 2025. Our gross margin rate was 19.0% for the second quarter of 2026 and 2025.

Selling, general and administrative (“SG&A”) expenses increased $43.8 million, or 10.1%, to $476.9 million for the three months ended June 30, 2026 from $433.1 million for the three months ended June 30, 2025, primarily due to higher compensation and employee benefit expenses, as well as increases in freight out, rent, and maintenance costs. SG&A as a percentage of net sales decreased to 12.7% for the second quarter of 2026, compared to 12.9% for the same three-month period in 2025.

Income from operations increased $30.6 million, or 16.4%, to $217.6 million for the three months ended June 30, 2026, from $187.0 million for the same three-month period last year. Net income attributable to Graybar for the three months ended June 30, 2026 increased by $20.5 million, or 14.8%, to $158.6 million for the three months ended June 30, 2026, compared to $138.1 million for the same three-month period last year.

Net sales for the six months ended June 30, 2026 were $7,083.8 million, an increase of $764.1 million, or 12.1%, from net sales of $6,319.7 million for the same six-month period last year. Gross margin for the six months ended June 30, 2026 was $1,369.3 million, an increase of $154.5 million, or 12.7%, compared to gross margin of $1,214.8 million for the same six-month period last year.

Gross margin rate was 19.3% for the six-month period ended June 30, 2026, compared to 19.2% for the six months ended June 30, 2025. Net income attributable to Graybar for the six months ended June 30, 2026 was $300.5 million, an increase of $61.5 million, or 25.7%, from net income attributable to Graybar of $239.0 million for the same six-month period last year.

We continue to see demand for our products and services, particularly in areas such as data centers, electrification, infrastructure, and industrial automation. As an employee-owned company, we remain focused on serving our customers, managing our business responsibly, and making disciplined investments that support our strategy. We believe these investments directly contribute to our near-term results, while enabling us to scale for growth, enhancing the value we deliver to our customers, and strengthening our long-term position as a leader in the industry.

Consolidated Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Dollars	Percent	Dollars	Percent
Net Sales	$3,768.9	100.0%	$3,369.9	100.0%
Cost of merchandise sold	(3,053.1)	(81.0)	(2,730.1)	(81.0)
Gross Margin	715.8	19.0	639.8	19.0
Selling, general and administrative expenses	(476.9)	(12.7)	(433.1)	(12.9)
Depreciation and amortization	(23.5)	(0.6)	(21.5)	(0.6)
Other operating income, net	2.2	0.1	1.8	—
Income from Operations	217.6	5.8	187.0	5.5
Non-operating expenses, net	(3.0)	(0.1)	(1.3)	—
Income before Provision for Income Taxes	214.6	5.7	185.7	5.5
Provision for income taxes	(55.7)	(1.5)	(47.3)	(1.4)
Net Income	158.9	4.2	138.4	4.1
Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$158.6	4.2%	$138.1	4.1%

Net sales increased to $3,768.9 million for the quarter ended June 30, 2026, compared to $3,369.9 million for the quarter ended June 30, 2025, an increase of $399.0 million, or 11.8%.  For the three months ended June 30, 2026, net sales in our construction, CIG, and industrial & utility vertical markets increased by 13.2%, 1.0%, and 20.0%, respectively, when compared to the same three-month period of 2025.

Gross margin increased $76.0 million, or 11.9%, to $715.8 million from $639.8 million for the three months ended June 30, 2026, compared to the same period of 2025. Our gross margin as a percentage of net sales was 19.0% for the three months ended June 30, 2026 and 2025.

SG&A expenses increased $43.8 million, or 10.1%, to $476.9 million in the second quarter of 2026 from $433.1 million in the second quarter of 2025, primarily due to higher compensation and employee benefit expenses, as well as increases in freight out, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 12.7% for the three months ended June 30, 2026, down from 12.9% for the three months ended June 30, 2025.

Depreciation and amortization for the three months ended June 30, 2026 increased $2.0 million, or 9.3%, to $23.5 million from $21.5 million, compared to the same period in 2025, mainly due to higher depreciation expense related to our warehouse expansion efforts and higher amortization expense of intangible assets associated with our acquisitions. Depreciation as a percentage of net sales remained constant at 0.6% for the three months ended June 30, 2026 and 2025.

Income before provision for income taxes totaled $214.6 million for the three months ended June 30, 2026, an increase of $28.9 million, or 15.6%, from $185.7 million for the three months ended June 30, 2025, primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $8.4 million, or 17.8%, to $55.7 million for the three months ended June 30, 2026, compared to $47.3 million for the same period of 2025.  The increase in our provision for income taxes was due to higher pretax income. Our effective tax rate was 26.0% for the three months ended June 30, 2026, compared to 25.5% for the same period of 2025. The effective tax rate for the three months ended June 30, 2026 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended June 30, 2026 increased $20.5 million, or 14.8%, to $158.6 million from $138.1 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Dollars	Percent	Dollars	Percent
Net Sales	$7,083.8	100.0%	$6,319.7	100.0%
Cost of merchandise sold	(5,714.5)	(80.7)	(5,104.9)	(80.8)
Gross Margin	1,369.3	19.3	1,214.8	19.2
Selling, general and administrative expenses	(918.7)	(13.0)	(855.4)	(13.5)
Depreciation and amortization	(45.2)	(0.6)	(42.6)	(0.7)
Other operating income, net	6.2	0.1	8.4	0.1
Income from Operations	411.6	5.8	325.2	5.1
Non-operating expenses, net	(5.4)	(0.1)	(2.9)	—
Income before Provision for Income Taxes	406.2	5.7	322.3	5.1
Provision for income taxes	(105.2)	(1.5)	(82.8)	(1.3)
Net Income	301.0	4.2	239.5	3.8
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	—
Net Income attributable to Graybar Electric Company, Inc.	$300.5	4.2%	$239.0	3.8%

Net sales increased to $7,083.8 million for the six months ended June 30, 2026, compared to $6,319.7 million for the six months ended June 30, 2025, an increase of $764.1 million, or 12.1%.  Net sales in our construction, CIG, and industrial & utility vertical markets increased by 13.5%, 1.5%, and 20.1%, respectively, for the six months ended June 30, 2026, compared to the same six-month period of 2025.

Gross margin increased $154.5 million, or 12.7%, to $1,369.3 million from $1,214.8 million for the six months ended June 30, 2026, compared to the same period of 2025.  Our gross margin as a percentage of net sales was 19.3% for the six months ended June 30, 2026, up from 19.2% for the same six-month period in 2025 primarily due to management’s gross margin initiatives.

SG&A expenses increased $63.3 million, or 7.4%, to $918.7 million, for the six months ended June 30, 2026, compared to $855.4 million for the six months ended June 30, 2025, mainly due to higher compensation and employee benefit expenses, as well as increases in freight out, rent, and maintenance costs.  SG&A expenses as a percentage of net sales were 13.0% for the six months ended June 30, 2026, down from 13.5% for the six months ended June 30, 2025.

Depreciation and amortization for the six months ended June 30, 2026 increased $2.6 million, or 6.1%, to $45.2 million from $42.6 million for the same six-month period in 2025, mainly due to higher depreciation expense related to our warehouse expansion efforts and higher amortization expense of intangible assets associated with our acquisitions. Depreciation as a percentage of net sales was 0.6% for the six months ended June 30, 2026, down from 0.7% for the six months ended June 30, 2025.

Income before provision for income taxes totaled $406.2 million for the six months ended June 30, 2026, an increase of $83.9 million, or 26.0%, from $322.3 million for the six months ended June 30, 2025. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $22.4 million, or 27.1%, to $105.2 million for the six months ended June 30, 2026, compared to $82.8 million for the same period in 2025.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.9% for the six months ended June 30, 2026 compared to 25.7% for 2025. The effective tax rate for the six months ended June 30, 2026 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the six-month period ended June 30, 2026 increased $61.5 million, or 25.7%, to $300.5 million from $239.0 million for the six months ended June 30, 2025.

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

Our cash and cash equivalents at June 30, 2026 were $210.0 million, compared to $273.1 million at December 31, 2025, a decrease of $63.1 million, or 23.1%. Cash on hand at June 30, 2026 is reflective of continuing strong cash flows from operating activities as a result of increased net income and effective working capital management, allowing us to fund acquisitions primarily from cash on hand. As a result, we had no short-term borrowings at June 30, 2026 and December 31, 2025. Current assets exceeded current liabilities by $1,366.1 million at June 30, 2026, an increase of $90.8 million, or 7.1%, from $1,275.3 million at December 31, 2025.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2026 was $249.3 million, compared to net cash flows provided by operating activities of $164.0 million for the six months ended June 30, 2025, an increase of $85.3 million. Net cash provided by operating activities for the six months ended June 30, 2026 was primarily attributable to net income of $301.0 million, adjusted for non-cash depreciation and amortization expenses of $45.2 million and non-cash operating lease expense of $35.5 million, an increase in trade accounts payable of $199.6 million and an increase in other current liabilities of $68.0 million during the six months ended June 30, 2026, partially offset by an increase in trade receivables of $259.5 million and a decrease in accrued payroll and benefit costs of $128.6 million from December 31, 2025 to June 30, 2026.

The average number of days of sales in trade receivables for the quarter ended June 30, 2026 increased moderately compared to the quarter ended June 30, 2025. The days in inventory improved moderately for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025.

Investing Activities

Net cash used by investing activities totaled $299.9 million for the six months ended June 30, 2026, compared to net cash used by investing activities of $13.4 million for the same six-month period in 2025, an increase of $286.5 million. Cash used by investing activities for the six months ended June 30, 2026 was primarily the result of amounts attributable to acquisitions of $243.7 million and capital expenditures of $52.7 million. Cash used by investing activities for the six months ended June 30, 2025 was primarily the result of capital expenditures of $26.7 million, partially offset by insurance proceeds received from a property claim of $10.4 million and proceeds from the disposal of property of $6.2 million.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2026 totaled $12.5 million, compared to net cash used by financing activities of $37.8 million for the six months ended June 30, 2025. The decrease in cash used was primarily due to no net payments on short-term borrowings during the six months ended June 30, 2026, compared to net payments in short-term borrowings of $22.0 million for the six months ended June 30, 2025. Cash dividends paid were $19.8 million during the six months ended June 30, 2026, compared to $19.5 million during the six months ended June 30, 2025.

Liquidity

Our cash and cash equivalents at June 30, 2026 were $210.0 million, compared to $273.1 million at December 31, 2025. We also had a $750.0 million unsecured, committed revolving credit facility (“Credit Agreement”) with $744.8 million in available capacity at June 30, 2026, compared to available capacity of $744.4 million at December 31, 2025. At June 30, 2026 and December 31, 2025, we also had two uncommitted, unsecured private placement shelf agreements ("Shelf Agreements"). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 17, 2026, we amended the agreement with PGIM, Inc. (the “Prudential Shelf Agreement”) to, among other things, extend the issuance period to August 2, 2029. The other material terms of the Prudential Shelf Agreement were unchanged. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of June 30, 2026 and December 31, 2025. For further discussion related to our Credit Agreement and our Shelf Agreements, refer to Note 6, "Debt", of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $10.2 million outstanding at June 30, 2026, of which $5.2 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million at December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the six months ended June 30, 2026, we completed two acquisitions which operated under their own set of systems and internal controls. Management is in the process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At June 30, 2026, approximately 68% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

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

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 - April 30, 2026	105,552	$20.00	N/A
May 1 - May 31, 2026	147,934	$20.00	N/A
June 1 - June 30, 2026	58,853	$20.00	N/A
Total	312,339	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

9	Voting Trust Agreement dated as of March 6, 2026, included at Exhibit 4 above.

10	Amendment No. 6 to Private Shelf Agreement, dated June 17, 2026, between the Company and PGIM, Inc.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL contained in Exhibit 101)

* Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYBAR ELECTRIC COMPANY, INC.

August 3, 2026	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2026	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)