Form 10-Q
period 2026-09-30
GRAYBAR ELECTRIC CO INC
filed 2026-10-26
CIK 205402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

YES ☒ NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO ☒

Common Stock Outstanding at October 15, 2026: 32,883,351
(Number of Shares)

Graybar Electric Company, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2026

(Unaudited)

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions, except per share data)	2026	2025	2026	2025
Net Sales	$4,024.7	$3,298.8	$11,108.5	$9,618.5
Cost of merchandise sold	(3,262.6)	(2,660.0)	(8,977.1)	(7,764.9)
Gross Margin	762.1	638.8	2,131.4	1,853.6
Selling, general and administrative expenses	(504.6)	(449.8)	(1,423.3)	(1,305.2)
Depreciation and amortization	(24.4)	(21.9)	(69.6)	(64.5)
Other operating (expense) income, net	(3.8)	(6.8)	2.4	1.6
Income from Operations	229.3	160.3	640.9	485.5
Non-operating expenses, net	(1.7)	(0.3)	(7.1)	(3.2)
Income before Provision for Income Taxes	227.6	160.0	633.8	482.3
Provision for income taxes	(56.0)	(40.4)	(161.2)	(123.2)
Net Income	171.6	119.6	472.6	359.1
Net income attributable to noncontrolling interests	(0.3)	(0.3)	(0.8)	(0.8)
Net Income attributable to Graybar Electric Company, Inc.	$171.3	$119.3	$471.8	$358.3
Net Income attributable to Graybar Electric Company, Inc. per share of Common Stock	$5.22	$3.68	$14.35	$11.04
Cash Dividends per share of Common Stock	$0.30	$0.30	$0.90	$0.90
Average Common Shares Outstanding	32.9	32.4	32.9	32.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Stated in millions)	2026	2025	2026	2025
Net Income	$171.6	$119.6	$472.6	$359.1
Other Comprehensive Income (Loss)
Foreign currency translation	—	(4.3)	(8.9)	6.6
Pension and postretirement benefits liability adjustments (net of tax of $(1.0), $(0.7), $(3.1) and $(1.9) respectively)	3.0	1.8	9.0	5.5
Total Other Comprehensive Income (Loss)	3.0	(2.5)	0.1	12.1
Comprehensive Income	$174.6	$117.1	$472.7	$371.2
Less: Comprehensive income attributable to noncontrolling interests, net of tax	0.2	0.2	0.4	1.1
Comprehensive Income attributable to Graybar Electric Company, Inc.	$174.4	$116.9	$472.3	$370.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
(Stated in millions, except share and per share data)			2026	2025
ASSETS			(Unaudited)
Current Assets
Cash and cash equivalents			$395.7	$273.1
Trade receivables (less allowances of $15.4 and $14.0)			2,571.4	2,059.1
Merchandise inventory			1,114.6	1,038.2
Other current assets			170.9	117.9
Total Current Assets			4,252.6	3,488.3
Property (less accumulated depreciation and amortization of $656.7 and $628.5)			526.9	480.4
Operating Lease Right-of-use Assets			320.6	273.2
Goodwill			311.1	235.0
Intangible Assets (less accumulated amortization of $109.6 and $88.0)			380.9	288.3
Other Non-current Assets			142.3	162.2
Total Assets			$5,934.4	$4,927.4
LIABILITIES
Current Liabilities
Trade accounts payable			$1,953.5	$1,563.3
Accrued payroll and benefit costs			215.0	252.2
Current operating lease liabilities			71.7	62.1
Deferred revenue			230.6	105.9
Other current liabilities			264.6	229.5
Total Current Liabilities			2,735.4	2,213.0
Postretirement Benefits Liability			45.5	44.8
Pension Liability			88.0	103.7
Non-current Operating Lease Liabilities			280.9	235.0
Other Non-current Liabilities			54.2	54.7
Total Liabilities			3,204.0	2,651.2
SHAREHOLDERS’ EQUITY

	Shares at
Capital Stock	September 30, 2026	December 31, 2025
Common, stated value $20.00 per share
Authorized	50,000,000	50,000,000
Issued to voting trustees	22,979,124	26,902,022
Issued to shareholders	10,669,924	5,531,109
In treasury, at cost	(710,969)	(22,733)
Outstanding Common Stock	32,938,079	32,410,398	658.8	648.2
Advance Payments on Subscriptions to Common Stock			1.4	—
Retained Earnings			2,261.3	1,819.2
Accumulated Other Comprehensive Loss			(200.6)	(201.1)
Total Graybar Electric Company, Inc. Shareholders’ Equity			2,720.9	2,266.3
Noncontrolling Interests			9.5	9.9
Total Shareholders’ Equity			2,730.4	2,276.2
Total Liabilities and Shareholders’ Equity			$5,934.4	$4,927.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
(Stated in millions)	2026	2025
Cash Flows from Operating Activities
Net Income	$472.6	$359.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	69.6	64.5
Non-cash operating lease expense	54.0	47.1
Deferred income taxes	11.3	17.0
Net losses (gains) on disposal of assets	0.2	(5.2)
Losses on impairment of assets	5.7	0.3
Earnings on investment in employee deferred compensation trust	(0.8)	(0.9)
Net income attributable to noncontrolling interests	(0.8)	(0.8)
Changes in assets and liabilities:
Trade receivables	(444.0)	(288.1)
Merchandise inventory	(24.8)	(55.8)
Other current assets	(43.3)	(46.7)
Other non-current assets	8.8	(19.9)
Trade accounts payable	370.4	276.5
Accrued payroll and benefit costs	(50.0)	(21.3)
Other current liabilities	136.8	155.9
Non-current liabilities	(53.1)	(72.9)
Total adjustments to net income	40.0	49.7
Net cash provided by operating activities	512.6	408.8
Cash Flows from Investing Activities
Proceeds from disposal of property	0.7	6.0
Capital expenditures for property	(98.1)	(43.6)
Insurance proceeds from property claim	—	10.4
Amounts attributable to acquisitions	(265.9)	(7.2)
Investment in employee deferred compensation trust	(4.1)	(1.1)
Net cash used by investing activities	(367.4)	(35.5)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	—	(22.0)
Principal payments under finance leases	(0.7)	(0.7)
Payment of deferred financing fees	—	(2.4)
Sales of common stock	25.7	23.2
Purchases of common stock	(13.7)	(16.9)
Sales of noncontrolling interests’ common stock	—	1.6
Purchases of noncontrolling interests’ common stock	(0.8)	(0.6)
Dividends paid	(29.7)	(29.3)
Contingent consideration paid	(3.4)	—
Net cash used by financing activities	(22.6)	(47.1)
Net Increase in Cash	122.6	326.2
Cash, Beginning of Year	273.1	90.4
Cash, End of Period	$395.7	$416.6

Non-cash Investing and Financing Activities
Acquisitions of equipment under finance leases	$—	$0.6
Acquisitions of assets under operating leases	$103.0	$54.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	(Unaudited, stated in millions)

	Graybar Electric Company, Inc. Shareholders’ Equity
		Common		Accumulated
		Stock		Other		Total
	Common	Subscribed,	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Unissued	Earnings	Loss	Interests	Equity
December 31, 2025	$648.2	$—	$1,819.2	$(201.1)	$9.9	$2,276.2
Net income			141.9		0.2	142.1
Other comprehensive loss				(0.7)	(0.1)	(0.8)
Stock issued	15.0					15.0
Stock purchased	(3.2)				(0.4)	(3.6)
Advance payments		1.5				1.5
Dividends declared			(9.9)			(9.9)
March 31, 2026	$660.0	$1.5	$1,951.2	$(201.8)	$9.6	$2,420.5
Net income			158.6		0.3	158.9
Other comprehensive loss				(1.9)	(0.2)	(2.1)
Stock issued	5.1					5.1
Stock purchased	(6.3)				(0.4)	(6.7)
Advance payments		(0.1)				(0.1)
Dividends declared			(9.9)			(9.9)
June 30, 2026	$658.8	$1.4	$2,099.9	$(203.7)	$9.3	$2,565.7
Net income			171.3		0.3	171.6
Other comprehensive income (loss)				3.1	(0.1)	3.0
Stock issued	4.2				—	4.2
Stock purchased	(4.2)				—	(4.2)
Dividends declared			(9.9)			(9.9)
September 30, 2026	$658.8	$1.4	$2,261.3	$(200.6)	$9.5	$2,730.4

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

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Graybar Electric Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Stated in millions, except share and per share data)

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Graybar Electric Company, Inc. (“Graybar”, “Company”, “we”, “our”, or “us”) is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical, industrial, and automation and connectivity products and are a provider of related supply chain management and logistics services.  We primarily serve customers in the construction, commercial, institutional and government (“CIG”), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations (“MRO”), and original equipment manufacturers (“OEM”). In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform to generally accepted accounting principles in the U.S. (“GAAP”) and are applied on a consistent basis among all years presented. The full summary of our significant accounting policies is included in our latest Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassifications

Certain reclassifications have been made to prior year's financial information to conform to the September 30, 2026 presentation. These changes consisted of disaggregating deferred revenue from other current liabilities into a separate caption, and aggregating captions related to property within the December 31, 2025 consolidated balance sheet. The reclassifications had no effect on total assets or liabilities as of December 31, 2025.

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

3. REVENUE

The following table summarizes the percentages of our net sales attributable to each of our vertical markets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Construction	60.4%	61.3%	61.0%	60.8%
CIG	19.2	20.8	19.4	21.3
Industrial & Utility	20.4	17.9	19.6	17.9
Total net sales	100.0%	100.0%	100.0%	100.0%

Certain reclassifications have been made to the vertical market assigned to customers in the prior year’s information to conform to the September 30, 2026 presentation.

We had no material contract assets or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025. We had contract liabilities of $230.6 million and $105.9 million recorded on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period was not material.

4. PROPERTY

The carrying value of property consists of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Property, at cost
Land	$84.7	$96.8
Buildings	634.3	595.9
Furniture and fixtures	407.2	359.9
Software	52.2	50.9
Finance leases	5.2	5.4
Total Property, at cost	1,183.6	1,108.9
Accumulated depreciation and amortization	(656.7)	(628.5)
Net Property	$526.9	$480.4

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

We had assets held for sale of $9.5 million at September 30, 2026, compared to assets held for sale of $0.6 million at December 31, 2025. Assets held for sale are included in other current assets on the condensed consolidated balance sheet. During the three months ended September 30, 2026 and 2025, we did not sell any assets classified as held for sale. During the nine months ended September 30, 2026, we sold assets classified as held for sale with a net book value of $0.1 million. During the nine months ended September 30, 2025, we sold assets classified as held for sale with a net book value of $0.5 million, and recorded a net gain of $5.1 million in other operating (expense) income, net.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets classified as held and used, impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of the loss to be recognized. The impairment loss is calculated as the difference between the carrying amount of the asset and its estimated fair value. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, selection of an appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed necessary. For the three and nine month periods ended September 30, 2026, we recognized an impairment loss of $5.6 million and $5.7 million, respectively, where the net book value of property designated as held for sale exceeded the estimated selling price less estimated selling expense. For the three and nine month periods ended September 30, 2025, we recognized an impairment loss of $0.3 million. The impairment losses are recorded in other operating (expense) income, net.

5. INCOME TAXES

Our total provision for income taxes was $56.0 million and $161.2 million for the three and nine months ended September 30, 2026, respectively. We record our income tax provision using a full-year forecasted methodology, including discrete items in the period in which they occur. Our year-to-date effective tax rate was 25.4% for the nine months ended September 30, 2026 compared to 25.5% for the nine months ended September 30, 2025.

On July 4, 2025, President Trump signed legislation commonly known as the One Big Beautiful Bill Act or (“OBBBA”). This legislation, among many provisions, modified treatment of domestic research or experimental expenditures, fixed asset depreciation, and charitable contributions, and effects of cross-border tax laws. The Company has applied relevant provisions of the OBBBA; impacts on taxes reflected in the three and nine months ended September 30, 2026, are immaterial to the overall consolidated financial statements.

Our federal income tax returns for the tax years 2023 and forward are available for examination by the U.S. Internal Revenue Service (“IRS”).  The statute of limitations for the 2022 federal return expired on October 15, 2026. Our state income tax returns for 2021 through 2025 remain subject to examination by various state authorities with the latest period closing on December 31, 2030.  We have not extended the statutes of limitations in any state jurisdictions with respect to years prior to 2021.

6. DEBT

Revolving Credit Facility

At September 30, 2026 and December 31, 2025, we, along with Graybar Canada Limited, our Canadian operating subsidiary (“Graybar Canada”), had an unsecured, five-year, $750.0 million committed revolving credit agreement maturing in June 2030 with Bank of America, N.A. and the other lenders named therein (the “Credit Agreement”), which included a combined letter of credit sub-facility of up to $35.0 million, a U.S. swing-line loan facility of up to $75.0 million, and a Canadian swing-line loan facility of up to $20.0 million. The Credit Agreement included a $100.0 million sublimit (in U.S. or Canadian dollars) available for borrowings by Graybar Canada. Our borrowing availability under the facility is reduced by the amount of borrowings by Graybar Canada, but we may use the sublimit amount to increase our borrowings, to the extent available. If we were to use available borrowings under the Credit Agreement that included the sublimit amount, then Graybar Canada’s available capacity would be reduced by our use of such amount. The Credit Agreement contained an accordion feature, which allows us to request increases in the aggregate borrowing commitments or incremental term loans of up to $375.0 million.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2026 and December 31, 2025.

At September 30, 2026, we had total debt of $1.2 million, of which $0.7 million was long-term debt. At December 31, 2025, we had total debt of $1.9 million, of which $1.0 million was long-term debt. There were no short-term borrowings as of September 30, 2026 and December 31, 2025 under the Credit Agreement.

Short-term borrowings outstanding during the nine months ended September 30, 2026 ranged from no short-term borrowings to a maximum of $39.0 million. Short-term borrowings outstanding during the nine months ended September 30, 2025 ranged from no short-term borrowings to a maximum of $37.0 million.

At September 30, 2026, we had unused lines of credit under the Credit Agreement amounting to $745.5 million, compared to $744.4 million at December 31, 2025. These lines are available to meet our short-term cash requirements and are subject to annual fees of up to 40 basis points (0.40%).

We had interest income, net of $0.6 million for the three months ended September 30, 2026, compared to interest income, net of $0.1 million for the three months ended September 30, 2025. We had interest income, net of $1.6 million for the nine months ended September 30, 2026, compared to interest income, net of $0.5 million for the nine months ended September 30, 2025.

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

We also have an uncommitted, unsecured $200.0 million private placement shelf agreement (the “MetLife Shelf Agreement”) with MetLife Investment Management, LLC and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes a party to the agreement. The MetLife Shelf Agreement is expected to allow us to issue senior promissory notes to MetLife at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We remain obligated under a most favored lender clause which is designed to ensure that any notes in the future under the Prudential Shelf Agreement and MetLife Shelf Agreement will continue to be of equal ranking with indebtedness under our Credit Agreement.

No notes have been issued under either the Prudential Shelf Agreement or the MetLife Shelf Agreement as of September 30, 2026 and December 31, 2025.

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

We were in compliance with all covenants under the Prudential Shelf Agreement and the MetLife Shelf Agreement as of September 30, 2026 and December 31, 2025.

Letters of Credit

We had total letters of credit of $9.5 million outstanding as of September 30, 2026, of which $4.5 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million as of December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all employees first hired prior to July 1, 2015 after the completion of one year of service and 1,000 hours of service.  The Pension Plan provides retirement benefits based on an employee’s final average earnings and years of service.  A supplemental benefit plan provides nonqualified pension benefits for compensation in excess of the IRS compensation limits applicable to the Pension Plan and eligible compensation deferred by a participant.

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

We provide certain postretirement healthcare and life insurance benefits to retired employees. Substantially all of our employees hired or rehired prior to 2014 may become eligible for postretirement medical benefits if they reach the age and service requirements of the retiree medical plan and retire on a pension (except a deferred pension) under the Pension Plan. Postretirement life insurance benefits are insured through a third-party insurance company. We fund postretirement benefits as incurred, and accordingly, there were no assets held in the postretirement benefits plan at September 30, 2026 and December 31, 2025.

The net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025 included the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2026	2025	2026	2025
Selling, general and administrative expenses:
Service cost	$5.5	$5.3	$0.4	$0.4
Total selling, general and administrative expenses	$5.5	$5.3	$0.4	$0.4
Non-operating expenses, net:
Interest cost	$8.7	$8.5	$0.6	$0.8
Expected return on plan assets	(9.0)	(8.8)	—	—
Amortization of net actuarial loss	4.0	2.5	—	—
Total non-operating expenses, net	$3.7	$2.2	$0.6	$0.8
Net periodic benefit cost	$9.2	$7.5	$1.0	$1.2

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2026	2025	2026	2025
Selling, general and administrative expenses:
Service cost	$16.6	$15.9	$1.0	$1.0
Total selling, general and administrative expenses	$16.6	$15.9	$1.0	$1.0
Non-operating expenses, net:
Interest cost	$25.9	$25.7	$1.8	$2.5
Expected return on plan assets	(27.1)	(26.6)	—	—
Amortization of net actuarial loss	12.1	7.4	—	—
Total non-operating expenses, net	$10.9	$6.5	$1.8	$2.5
Net periodic benefit cost	$27.5	$22.4	$2.8	$3.5

We made qualified and nonqualified pension contributions totaling $10.0 million during the three-month period ended September 30, 2026 and contributions totaling $23.6 million during the three-month period ended September 30, 2025. Contributions made during the nine-month periods ended September 30, 2026 and 2025 totaled $31.2 million and $46.2 million, respectively. Additional contributions of $10.0 million are expected to be paid during the remainder of 2026, but may change at our discretion.

8. CAPITAL STOCK

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements. Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At September 30, 2026, approximately 69% of our outstanding common stock was held in the voting trust. The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term. Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

No holder of our common stock or voting trust interests representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or “retirement” (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future. However, we can make no assurance that we will continue to exercise our purchase option in the future.  All outstanding shares have been issued at $20.00 per share.

Cash dividends paid were $9.9 million and $9.8 million for the three months ended September 30, 2026 and 2025, respectively. Cash dividends paid were $29.7 million and $29.3 million for the nine months ended September 30, 2026 and 2025, respectively.

We also have authorized 10,000,000 shares of Delegated Authority Preferred Stock (“preferred stock”), par value one cent ($0.01). The preferred stock may be issued in one or more series, with the designations, relative rights, preferences, and limitations of shares of each such series being fixed by a resolution of our Board of Directors. There were no shares of preferred stock outstanding at September 30, 2026 and December 31, 2025.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$4.0	$2.5
Tax benefit	(1.0)	(0.7)
Total reclassifications for the period, net of tax	$3.0	$1.8

The following table represents amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	Amortization of Pension and Other Postretirement Benefits Items	Amortization of Pension and Other Postretirement Benefits Items
	Actuarial Losses Recognized	Actuarial Losses Recognized
Affected Line in Condensed Consolidated Statement of Income:
Non-operating expenses, net	$12.1	$7.4
Tax benefit	(3.1)	(1.9)
Total reclassifications for the period, net of tax	$9.0	$5.5

The following table represents the activity included in accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance July 1,	$(25.0)	$(178.7)	$(203.7)	$(15.7)	$(187.8)	$(203.5)
Other comprehensive income (loss) before reclassifications	0.1	—	0.1	(4.2)	—	(4.2)
Amounts reclassified from accumulated other comprehensive income (net of tax $(1.0) and $(0.7))	—	3.0	3.0	—	1.8	1.8
Net current-period other comprehensive income (loss)	0.1	3.0	3.1	(4.2)	1.8	(2.4)
Ending balance September 30,	$(24.9)	$(175.7)	$(200.6)	$(19.9)	$(186.0)	$(205.9)

The following table represents the activity included in accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Foreign Currency	Pension and Other Postretirement Benefits	Total	Foreign Currency	Pension and Other Postretirement Benefits	Total
Beginning balance January 1,	$(16.4)	$(184.7)	$(201.1)	$(26.2)	$(191.5)	$(217.7)
Other comprehensive (loss) income before reclassifications	(8.5)	—	(8.5)	6.3	—	6.3
Amounts reclassified from accumulated other comprehensive income (net of tax $(3.1) and $(1.9))	—	9.0	9.0	—	5.5	5.5
Net current-period other comprehensive (loss) income	(8.5)	9.0	0.5	6.3	5.5	11.8
Ending balance September 30,	$(24.9)	$(175.7)	$(200.6)	$(19.9)	$(186.0)	$(205.9)

10. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, disputes, and administrative and legal matters incidental to our past and current business activities.  As a result, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with our asbestos claims. We estimate the value of probable insurance recoveries associated with our asbestos reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. We estimate the future payments for litigation defense and claim settlement costs based on our historical liabilities and current and projected caseloads. At September 30, 2026 and December 31, 2025, we had $4.5 million and $42.2 million of insurance receivables recorded in other current assets and other non-current assets, respectively, and $4.5 million and $42.2 million recorded in other current liabilities and other non-current liabilities, respectively, related to our asbestos litigation defense and claims settlement reserve.

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

11. ACQUISITIONS

During the nine months ended September 30, 2026, we completed three acquisitions for a combined preliminary purchase price of $265.9 million in cash, net of cash acquired. The acquisitions were funded with cash on hand and short-term borrowings. Pro forma results of the acquisitions were not material; therefore, they were not presented.

The following table sets forth the combined preliminary purchase price allocation and summarizes the estimated fair value of assets acquired and liabilities assumed for the acquisitions during the nine months ended September 30, 2026. The purchase price allocation is preliminary pending finalization of the calculations of the fair values of the assets acquired and liabilities assumed, and the valuations of the acquired identifiable intangible assets.

Fair Value
Current Assets	$114.7
Property	3.8
Goodwill	76.4
Intangible Assets	114.5
Other Non-current Assets	0.3
Current Liabilities	(43.8)
Total combined preliminary purchase price	$265.9

The fully tax-deductible goodwill resulting from the acquisitions largely consists of our expected future product sales and synergies from combining the newly acquired subsidiaries’ products and services with our existing product and service offerings. There were no material acquisitions during the nine months ended September 30, 2025.

12. INTANGIBLE ASSETS

At September 30, 2026, intangible assets consist of the following:

	As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$362.7	$(80.7)	$282.0
Trade name	123.4	(25.6)	97.8
Non-compete agreements	3.7	(2.6)	1.1
Other intangible assets	0.7	(0.7)	—
Total	$490.5	$(109.6)	$380.9

At December 31, 2025, intangible assets consist of the following:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$280.4	$(65.0)	$215.4
Trade name	91.5	(20.2)	71.3
Non-compete agreements	3.7	(2.1)	1.6
Other intangible assets	0.7	(0.7)	—
Total	$376.3	$(88.0)	$288.3

Additions to intangible assets during the nine months ended September 30, 2026 were due to acquisition activity discussed in Note 11, “Acquisitions”.

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

Background

Graybar Electric Company, Inc. (“Graybar”, “Company”, “we”, “our”, or “us”) is a New York corporation, incorporated in 1925.  We are engaged in the distribution of electrical, industrial, automation and connectivity products and are a provider of related supply chain management and logistics services. We primarily serve customers in the construction, commercial, institutional and government (“CIG”), and industrial & utility vertical markets, with products and services that support new construction, infrastructure updates, building renovation, facility maintenance, repair and operations (“MRO), and original equipment manufacturers (“OEM”). In our primary role as third-party wholesale distributor, we neither manufacture nor contract to manufacture the products that we sell.  Our business activity is primarily based in the United States (“U.S.”).  We also have subsidiary operations with distribution facilities in Canada and Puerto Rico.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  No holder of our common stock or voting trust interests representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any reason other than death or “retirement” (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death. In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

Business Overview

Graybar’s favorable third quarter performance demonstrates the Company’s continued execution of its long-term strategy, which centers on investments in growth, technology, and business transformation, coupled with a company-wide focus on delivering innovative solutions and exceptional service to our customers.

Our net sales for the third quarter of 2026 totaled $4,024.7 million, compared to $3,298.8 million for the third quarter of 2025, an increase of $725.9 million, or 22.0%. This was a new record for quarterly net sales for the Company. Gross margin for the third quarter of 2026 increased $123.3 million, or 19.3%, to $762.1 million, compared to gross margin of $638.8 million for the same three-month period ended September 30, 2025. Our gross margin rate was 18.9% for the third quarter of 2026, compared to 19.4% for the third quarter of 2025.

Selling, general and administrative (“SG&A”) expenses increased $54.8 million, or 12.2%, to $504.6 million for the three months ended September 30, 2026 from $449.8 million for the three months ended September 30, 2025, primarily due to higher compensation and employee benefit expenses, as well as increases in rent and maintenance costs. SG&A as a percentage of net sales improved to 12.5% for the third quarter of 2026, compared to 13.6% for the same three-month period in 2025.

Income from operations increased $69.0 million, or 43.0%, to $229.3 million for the three months ended September 30, 2026, from $160.3 million for the same three-month period last year. Net income attributable to Graybar increased by $52.0 million, or 43.6%, to $171.3 million for the three months ended September 30, 2026, compared to $119.3 million for the same three-month period last year.

Net sales for the nine months ended September 30, 2026 were $11,108.5 million, an increase of $1,490.0 million, or 15.5%, from net sales of $9,618.5 million for the same nine-month period last year. Gross margin for the nine months ended September 30, 2026 was $2,131.4 million, an increase of $277.8 million, or 15.0%, compared to gross margin of $1,853.6 million for the same nine-month period last year.

Gross margin rate was 19.2% for the nine-month period ended September 30, 2026, compared to 19.3% for the nine months ended September 30, 2025. Net income attributable to Graybar for the nine months ended September 30, 2026 was $471.8 million, an increase of $113.5 million, or 31.7%, from net income attributable to Graybar of $358.3 million for the same nine-month period last year.

We continue to experience demand for our products and services, most notably in areas such as data centers, electrification, infrastructure, and industrial automation. As an employee-owned company, we remain focused on serving our customers, operating our business responsibly, and making disciplined investments in support of our strategy. We believe these investments contribute directly to our current results, while positioning us to scale for growth, enhancing the value we provide to our customers, and reinforcing our long-term position as an industry leader.

Consolidated Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Dollars	Percent	Dollars	Percent
Net Sales	$4,024.7	100.0%	$3,298.8	100.0%
Cost of merchandise sold	(3,262.6)	(81.1)	(2,660.0)	(80.6)
Gross Margin	762.1	18.9	638.8	19.4
Selling, general and administrative expenses	(504.6)	(12.5)	(449.8)	(13.6)
Depreciation and amortization	(24.4)	(0.6)	(21.9)	(0.7)
Other operating expense, net	(3.8)	(0.1)	(6.8)	(0.2)
Income from Operations	229.3	5.7	160.3	4.9
Non-operating expenses, net	(1.7)	—	(0.3)	—
Income before Provision for Income Taxes	227.6	5.7	160.0	4.9
Provision for income taxes	(56.0)	(1.4)	(40.4)	(1.3)
Net Income	171.6	4.3	119.6	3.6
Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	—
Net Income attributable to Graybar Electric Company, Inc.	$171.3	4.3%	$119.3	3.6%

Net sales increased to $4,024.7 million for the quarter ended September 30, 2026, compared to $3,298.8 million for the quarter ended September 30, 2025, an increase of $725.9 million, or 22.0%.  For the three months ended September 30, 2026, net sales in our construction, CIG, and industrial & utility vertical markets increased by 20.3%, 12.5%, and 39.0%, respectively, when compared to the same three-month period of 2025.

Gross margin increased $123.3 million, or 19.3%, to $762.1 million from $638.8 million for the three months ended September 30, 2026, compared to the same period of 2025. Our gross margin rate was 18.9% for the three months ended September 30, 2026, down from 19.4% for the same three-month period in 2025, primarily due to competitive pricing pressures.

SG&A expenses increased $54.8 million, or 12.2%, to $504.6 million in the third quarter of 2026 from $449.8 million in the third quarter of 2025, primarily due to higher compensation and employee benefit expenses, as well as increases in rent and maintenance costs.  SG&A expenses as a percentage of net sales were 12.5% for the three months ended September 30, 2026, down from 13.6% for the three months ended September 30, 2025.

Depreciation and amortization for the three months ended September 30, 2026 increased $2.5 million, or 11.4%, to $24.4 million from $21.9 million, compared to the same period in 2025, mainly due to higher amortization expense of intangible assets associated with our acquisitions and higher depreciation expense related to our warehouse expansion efforts. Depreciation and amortization as a percentage of net sales was 0.6% for the three months ended September 30, 2026, down from 0.7% for the three months ended September 30, 2025.

Income before provision for income taxes totaled $227.6 million for the three months ended September 30, 2026, an increase of $67.6 million, or 42.2%, from $160.0 million for the three months ended September 30, 2025, primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $15.6 million, or 38.6%, to $56.0 million for the three months ended September 30, 2026, compared to $40.4 million for the same period of 2025.  The increase in our provision for income taxes was due to higher pretax income. Our effective tax rate was 24.6% for the three months ended September 30, 2026, compared to 25.3% for the same period of 2025. The effective tax rate for the three months ended September 30, 2026 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the three months ended September 30, 2026 increased $52.0 million, or 43.6%, to $171.3 million from $119.3 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth certain information relating to our operations stated in millions of dollars and as a percentage of net sales for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Dollars	Percent	Dollars	Percent
Net Sales	$11,108.5	100.0%	$9,618.5	100.0%
Cost of merchandise sold	(8,977.1)	(80.8)	(7,764.9)	(80.7)
Gross Margin	2,131.4	19.2	1,853.6	19.3
Selling, general and administrative expenses	(1,423.3)	(12.8)	(1,305.2)	(13.6)
Depreciation and amortization	(69.6)	(0.6)	(64.5)	(0.7)
Other operating income, net	2.4	—	1.6	—
Income from Operations	640.9	5.8	485.5	5.0
Non-operating expenses, net	(7.1)	(0.1)	(3.2)	—
Income before Provision for Income Taxes	633.8	5.7	482.3	5.0
Provision for income taxes	(161.2)	(1.5)	(123.2)	(1.3)
Net Income	472.6	4.2	359.1	3.7
Net income attributable to noncontrolling interests	(0.8)	—	(0.8)	—
Net Income attributable to Graybar Electric Company, Inc.	$471.8	4.2%	$358.3	3.7%

Net sales increased to $11,108.5 million for the nine months ended September 30, 2026, compared to $9,618.5 million for the nine months ended September 30, 2025, an increase of $1,490.0 million, or 15.5%.  Net sales in our construction, CIG, and industrial

& utility vertical markets increased by 15.9%, 5.1%, and 26.6%, respectively, for the nine months ended September 30, 2026, compared to the same nine-month period of 2025.

Gross margin increased $277.8 million, or 15.0%, to $2,131.4 million from $1,853.6 million for the nine months ended September 30, 2026, compared to the same period of 2025.  Our gross margin rate was 19.2% for the nine months ended September 30, 2026, down from 19.3% for the same nine-month period in 2025.

SG&A expenses increased $118.1 million, or 9.0%, to $1,423.3 million, for the nine months ended September 30, 2026, compared to $1,305.2 million for the nine months ended September 30, 2025, mainly due to higher compensation and employee benefit expenses, as well as increases in rent, maintenance, and freight out.  SG&A expenses as a percentage of net sales were 12.8% for the nine months ended September 30, 2026, down from 13.6% for the nine months ended September 30, 2025.

Depreciation and amortization for the nine months ended September 30, 2026 increased $5.1 million, or 7.9%, to $69.6 million from $64.5 million for the same nine-month period in 2025, mainly due to higher depreciation expense related to our warehouse expansion efforts and higher amortization expense of intangible assets associated with our acquisitions. Depreciation and amortization as a percentage of net sales was 0.6% for the nine months ended September 30, 2026, down from 0.7% for the nine months ended September 30, 2025.

Income before provision for income taxes totaled $633.8 million for the nine months ended September 30, 2026, an increase of $151.5 million, or 31.4%, from $482.3 million for the nine months ended September 30, 2025. The increase was primarily due to our increase in gross margin, partially offset by our increase in SG&A expenses.

Our total provision for income taxes increased $38.0 million, or 30.8%, to $161.2 million for the nine months ended September 30, 2026, compared to $123.2 million for the same period in 2025.  The increase in our provision for income taxes year over year resulted from increased pretax income. Our year-to-date effective tax rate was 25.4% for the nine months ended September 30, 2026 compared to 25.5% for 2025. The effective tax rate for the nine months ended September 30, 2026 was higher than the 21.0% U.S. federal statutory rate primarily due to state, local, and foreign income taxes.

Net income attributable to Graybar Electric Company, Inc. for the nine-month period ended September 30, 2026 increased $113.5 million, or 31.7%, to $471.8 million from $358.3 million for the nine months ended September 30, 2025.

Financial Condition and Liquidity

We manage our liquidity and capital levels so that we have the capability to invest in the growth of our business, fund acquisitions, anticipated capital expenditures, and information technology needs, make benefit payments, pay dividends, meet debt service obligations, and finance other miscellaneous cash outlays. We believe that maintaining a strong company financial condition enables us to competitively access multiple financing channels and invest in strategic long-term growth plans.

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

Our cash and cash equivalents at September 30, 2026 were $395.7 million, compared to $273.1 million at December 31, 2025, an increase of $122.6 million, or 44.9%. Cash on hand at September 30, 2026 is reflective of continuing strong cash flows from operating activities as a result of increased net income and effective working capital management, allowing us to fund acquisitions primarily from cash on hand. As a result, we had no short-term borrowings at September 30, 2026 and December 31, 2025. Current assets exceeded current liabilities by $1,517.2 million at September 30, 2026, an increase of $241.9 million, or 19.0%, from $1,275.3 million at December 31, 2025.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2026 was $512.6 million, compared to net cash flows provided by operating activities of $408.8 million for the nine months ended September 30, 2025, an increase of $103.8 million. Net cash provided by operating activities for the nine months ended September 30, 2026 was primarily attributable to net income of $472.6 million, adjusted for non-cash depreciation and amortization expenses of $69.6 million and non-cash operating lease expense of $54.0 million, an increase in trade accounts payable of $370.4 million and an increase in other current liabilities of $136.8 million during the nine months ended September 30, 2026, partially offset by increases in trade receivables of $444.0 million and other current assets of $43.3 million and decreases in other non-current liabilities of $53.1 million and accrued payroll and benefit costs of $50.0 million from December 31, 2025 to September 30, 2026.

The average number of days of sales in trade receivables for the quarter ended September 30, 2026 increased modestly compared to the quarter ended September 30, 2025. The days in inventory improved moderately for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025.

Investing Activities

Net cash used by investing activities totaled $367.4 million for the nine months ended September 30, 2026, compared to net cash used by investing activities of $35.5 million for the same nine-month period in 2025, an increase of $331.9 million. Cash used by investing activities for the nine months ended September 30, 2026 was primarily the result of amounts attributable to acquisitions of $265.9 million and capital expenditures of $98.1 million. Cash used by investing activities for the nine months ended September 30, 2025 was primarily the result of capital expenditures of $43.6 million and amounts attributable to acquisitions of $7.2 million, partially offset by insurance proceeds received from a property claim of $10.4 million and proceeds from the disposal of property of $6.0 million.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2026 totaled $22.6 million, compared to net cash used by financing activities of $47.1 million for the nine months ended September 30, 2025. The decrease in cash used was primarily due to no net payments on short-term borrowings during the nine months ended September 30, 2026, compared to net payments in short-term borrowings of $22.0 million for the nine months ended September 30, 2025. Cash dividends paid were $29.7 million during the nine months ended September 30, 2026, compared to $29.3 million during the nine months ended September 30, 2025.

Liquidity

Our cash and cash equivalents at September 30, 2026 were $395.7 million, compared to $273.1 million at December 31, 2025. We also had a $750.0 million unsecured, committed revolving credit facility (“Credit Agreement”) with $745.5 million in available capacity at September 30, 2026, compared to available capacity of $744.4 million at December 31, 2025. At September 30, 2026 and December 31, 2025, we also had two uncommitted, unsecured private placement shelf agreements (“Shelf Agreements”). One of the Shelf Agreements is expected to allow us to issue senior promissory notes up to $200.0 million to PGIM, Inc. at fixed rate terms to be agreed upon at the time of any issuance during a three-year issuance period. On June 17, 2026, we amended the agreement with PGIM, Inc. (the “Prudential Shelf Agreement”) to, among other things, extend the issuance period to August 2, 2029. The other material terms of the Prudential Shelf Agreement were unchanged. Our other Shelf Agreement is expected to allow us to issue senior promissory notes up to $200.0 million to MetLife Investment Management, LLC, and MetLife Investment Management Limited (collectively, “MetLife”) and each other MetLife affiliate that becomes party to the agreement at fixed or floating rate economic terms to be agreed upon at the time of any issuance during a three-year issuance period ending in June 2027, and thereafter, for successive three-year periods until either party notifies the other party at least 30 days prior to the then applicable stated period end date of its intent not to extend.

We have not issued any notes under the Shelf Agreements as of September 30, 2026 and December 31, 2025. For further discussion related to our Credit Agreement and our Shelf Agreements, refer to Note 6, “Debt”, of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

We had total letters of credit of $9.5 million outstanding at September 30, 2026, of which $4.5 million were issued under the Credit Agreement. We had total letters of credit of $10.6 million at December 31, 2025, of which $5.6 million were issued under the Credit Agreement. The letters of credit are issued primarily to support certain workers' compensation insurance policies and support performance under certain customer contracts.

New Accounting Standards Updates

Our adoption of new accounting standards is discussed in Note 2, “Summary of Significant Accounting Policies”, of the notes to the condensed consolidated financial statements located in Item 1., “Financial Statements”, of this Quarterly Report on Form 10-Q.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, was performed under the supervision and with the participation of management.  Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the nine months ended September 30, 2026, we completed three acquisitions which operated under their own set of systems and internal controls. Management is in the process of evaluating and integrating the internal controls of the acquired businesses during the first year of the business combination into our internal controls framework.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock is 100% owned by active and retired employees, and there is no public trading market for our common stock.  Since 1928, a significant majority of the issued and outstanding shares of common stock have been held of record by voting trustees under successive voting trust agreements.  Under applicable New York law, a voting trust may not have a term greater than ten years. Accordingly, a new Voting Trust Agreement was established effective March 6, 2026, which expires by its terms on March 5, 2036. At September 30, 2026, approximately 69% of our outstanding common stock was held in the voting trust.  The participation of shareholders in the voting trust is voluntary at the time the voting trust is created, but is irrevocable during its term.  Shareholders who elect not to participate in the voting trust hold their common stock as shareholders of record. Shareholders may elect to participate in the voting trust at any time during the term of the voting trust.

No holder of our common stock or voting trust interests representing our common stock (“common stock”, “common shares”, or “shares”) may sell, transfer, or otherwise dispose of any shares without first offering us the option to purchase those shares at the price at which they were issued.  We also have the option to purchase at the issue price the common shares of any shareholder who ceases to be an employee for any cause other than death or “retirement” (as defined in our amended restated certificate of incorporation), and on the first anniversary of any holder's death.  In the past, we have always exercised these purchase options, and we expect to continue to do so in the foreseeable future.  However, we can make no assurance that we will continue to exercise our purchase option in the future. All outstanding shares have been issued at $20.00 per share.

The following table sets forth information regarding purchases of common stock by the Company, all of which were made pursuant to the foregoing provisions:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 - July 31, 2026	120,488	$20.00	N/A
August 1 - August 31, 2026	47,165	$20.00	N/A
September 1 - September 30, 2026	47,645	$20.00	N/A
Total	215,298	$20.00	N/A

Item 5. Other Information.

(c)None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026. Such arrangements would not apply to the Company because no holder of our shares may sell, transfer or otherwise dispose of our shares without first offering the Company the option to purchase those shares at the price at which they were issued.

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

GRAYBAR ELECTRIC COMPANY, INC.

October 26, 2026	/s/ Kathleen M. Mazzarella
Date	Kathleen M. Mazzarella
President and Chief Executive Officer (Principal Executive Officer)

October 26, 2026	/s/ David M. Meyer
Date	David M. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)